Form 10-Q
period 2016-06-30
Hancock Park Corporate Income, Inc.
filed 2016-08-31
CIK 1661306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01185

HANCOCK PARK CORPORATE INCOME, INC.

(Exact name of registrant as specified in its charter)

Maryland	81-0850535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 S. Wacker Drive, Suite 2500

Chicago, Illinois 60606

(Address of principal executive office)

(847) 734-2060

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 30, 2016 was 66,677.

HANCOCK PARK CORPORATE INCOME, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hancock Park Corporate Income, Inc.

Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets:
Cash and cash equivalents	$150	$-
Subscription receivable	-	150
Total assets	$150	$150

Liabilities:
Accrued expenses	$52,050	$-
Total liabilities	52,050	-

Commitments and contingencies ($811,962 and $209,981, respectively; see Note 3)

Net assets:
Common stock, par value of $0.001 per share, 20,000,000 and 100,000,000 shares authorized at June 30, 2016 and December 31, 2015, respectively, 10 and -0- shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively, and -0- and 10 shares subscribed at June 30, 2016 and December 31, 2015, respectively	-	-
Paid-in capital in excess of par	150	150
Accumulated net investment loss	(52,050)	-
Total net assets	(51,900)	150

Total liabilities and net assets	$150	$150

Number of shares outstanding or subscribed	10	10
Net asset value per share	$(5,190.00)	$15.00

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.

Statement of Operations (unaudited)

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016

Investment income
Investment income	$-	$-

Operating expenses
Organization costs	153,448	340,146
Professional fees	43,500	43,500
General and administrative expenses	8,550	8,550
Total operating expenses	205,498	392,196
Less: Expense limitation under investment advisory and management agreement (see Note 3)	(153,448)	(340,146)
Net operating expenses	52,050	52,050

Net decrease in net assets resulting from operations	$(52,050)	$(52,050)

Net decrease in net assets resulting from operations per common share - basic and diluted	$(5,205)	$(7,436)
Basic and diluted weighted average shares outstanding	10	7

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Statement of Changes in Net Assets

Six Months Ended June 30, 2016 (unaudited)

Operations
Net decrease in net assets resulting from operations	$(52,050)

Common stock transactions
Common stock subscribed	-

Net assets
Beginning of period	150
End of period	$(51,900)

Common stock activity
Shares subscribed	-
Number of shares outstanding or subscribed at beginning of period	10
Number of shares outstanding or subscribed at end of period	10

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.

Statement of Cash Flows

Six Months Ended June 30, 2016 (unaudited)

Cash flows from operating activities
Net decrease in net assets resulting from operations	$(52,050)
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities	-
Increase in accrued expenses	52,050
Net cash used in operating activities	-

Cash flows from financing activities
Proceeds from issuance of common stock	150

Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$150

Supplemental disclosure of cash flow information:
Organization and offering expenses paid by investment advisor and its affiliates (see Note 3)	$245,885

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements (unaudited)

Note 1.  Organization and Basis of Presentation

Organization

Hancock Park Corporate Income, Inc. (the “Company”) is a Maryland corporation formed on December 8, 2015. The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States, and operate as an externally managed, non-diversified, closed-end investment company. On July 15, 2016, the Company filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”); and intends to elect to be treated for federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (“Code”).

OFS Capital Management, LLC (“OFS Advisor”), an affiliate of the Company, a registered investment adviser, and a subsidiary of Orchard First Source Asset Management, LLC (“OFSAM”), will serve as investment advisor to the Company, and Evolv Capital Advisors LLC (“Evolv” and, together with OFS Advisor, the “Advisors”), a registered investment adviser, will serve as sub-advisor to the Company.

The Company intends to offer a maximum of $200,000,000 in shares of its common stock to investors in a continuous offering (the “Offering”) in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended, subject to it first raising gross proceeds of $1,000,000 (“Minimum Offering Requirement”) in the Offering. On August 30, 2016, OFS Funding I, LLC (“Funding I”), a wholly-owned subsidiary of OFSAM and an affiliate of OFS Advisor, purchased 66,667 shares of the Company’s common stock in the Offering for gross proceeds of $1,000,000, or $15.00 per share, which satisfied the Minimum Offering Requirement. No selling commissions or dealer manager fees were paid in connection with this purchase.

The Company intends to provide debt and equity financing to middle-market private, U.S. companies. The term “middle-market” refers to companies which may exhibit one or more of the following characteristics: number of employees less than 2,000; revenues between $15 million and $300 million; annual earnings before interest, taxes, depreciation and amortization between $3 million and $50 million; generally, private companies owned by private equity firms or owners/operators; and enterprise value between $10 million and $500 million. The Company’s investment objective is to provide its shareholders with current income and, to a lesser extent, capital appreciation.

The Company anticipates that its portfolio will be comprised primarily of investments in senior secured loans, which includes first-lien, second-lien and unitranche loans, as well as subordinated loans and, to a lesser extent, warrants and other equity securities, of private, middle-market companies. In connection with the Company’s debt investments, the Company may receive equity interests such as warrants or options as additional consideration. The Company may also purchase common or preferred equity stakes in its target companies, either in conjunction with one of its debt investments or through a co-investment with a financial sponsor.

As of June 30, 2016, the Company was in the development stages and had not commenced operations. As of June 30, 2016, there was no activity, other than minimal administrative activity, operations related to the Company’s organization and registration under the Securities and Exchange Act of 1934 (the “Exchange Act”), the cost of which has been borne by OFS Advisor and its affiliates, the purchase by OFSAM of 10 shares of common stock at an aggregate purchase price of $150, and activities related to the Offering. The Company’s activities are subject to significant risks and uncertainties, including failure to secure the necessary capital above the Minimum Offering Requirement to effectively execute the Company’s investment strategy.

Basis of Presentation

The Company prepares its financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), including Accounting Standards Codification Topic 946, Financial Services–Investment Companies, (“ASC Topic 946”) and the requirements for reporting on Form 10-Q, the 1940 Act, and Articles 6 or 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation in accordance with GAAP. The notes to the financial statements contained in the Registration Statement filed on Amendment No. 1 to Form 10, dated July 6, 2016, should be read in conjunction with these financial statements. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The December 31, 2015 balance sheet is derived from the 2015 audited financial statements.

Note 2.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements (unaudited)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities at the time of acquisition of three months or less. The Company’s cash and cash equivalents are maintained with a member bank of the Federal Deposit Insurance Corporation (“FDIC”) and, at times, such balances may exceed the FDIC insurance limits.

Organization Costs

Organization costs include, among other things, legal fees related to the organization of the Company, its related documents of organization, and its initial operating agreements; independent audit of the Company’s seed-stage financial statements; expenses related to its election to be treated as a BDC; and salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in these activities. Organization costs are charged to expense as incurred. Prior to the effectiveness of the investment advisory and management agreement, OFS Advisor or its affiliates will bear organization costs on behalf of the Company and may continue to do so for so long as the investment advisory and management agreement remains in effect, and such costs will be subject to conditional reimbursement to OFS Advisor under the investment advisory and management agreement. The Company had no obligation to reimburse OFS Advisor for these organization costs as of June 30, 2016, because the investment advisory and management agreement was not effective and the conditions obligating the Company to reimburse OFS Advisor had not been satisfied. Accordingly, no net cost has been charged to expense. Reimbursements of organization expenses will be charged to expense as the substantive conditions for reimbursement under the terms of the investment advisory and management agreement with OFS Advisor are satisfied. See Note 3 for further details.

Offering Costs

Offering costs include legal, accounting, printing and other expenses pertaining to the preparation of the Offering; the related dealer-manager agreement; and the salaries and direct expenses of OFS Advisor’s personnel and employees of its affiliates and others while engaged in such activities; and costs associated with technology integration between the Company’s systems and those of its participating broker-dealers, permissible due diligence reimbursements, marketing expenses, salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in marketing the Company’s common stock, which will include development of marketing materials and marketing presentations, training and educational meetings, and generally coordinating the marketing process for the Company. Offering costs are deferred until the continuous offering period commences, and then amortized on a straight-line basis over twelve months. Prior to the effectiveness of the investment advisory and management agreement, OFS Advisor or its affiliates will bear offering costs on behalf of the Company and may continue to do so for so long as the investment and management agreement remains in effect and such costs will be subject to conditional reimbursement to OFS Advisor under the investment advisory and management agreement. The Company has no obligation to reimburse OFS Advisor for these offering costs as of June 30, 2016, because the investment advisory and management agreement was not effective and the conditions obligating the Company to reimburse OFS Advisor had not been satisfied. Reimbursements of offering costs will be charged to expense as the substantive conditions for reimbursement under the terms of the investment advisory and management agreement with OFS Advisor are satisfied, in a manner consistent with the deferral and amortization described above, based on the dates such costs are incurred by OFS Advisor or its affiliates and commencement of the Offering. See Note 3 for further details.

Income Taxes

The Company intends to elect to be treated as a RIC under Subchapter M of the Code as soon as practicable following its election to be regulated as a BDC. Once qualified as a RIC, and so long as the Company maintains its RIC status, it generally will not pay corporate-level U.S. federal income taxes on ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. The Company is subject to corporate-level taxes under Subchapter C of the Code until it qualifies and elects to be treated as a RIC.

The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. The benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater taxable income resulting in undistributed taxable income, income and excise tax expense, and, if involving multiple years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions at June 30, 2016, and December 31, 2015.

Common Stock Subscriptions

Common stock subscriptions received in cash prior to the issuance of the Company’s financial statements are reported as subscription receivable with corresponding amounts reported in common stock and paid-in capital in excess of par.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements (unaudited)

Note 3.  Transactions with the Advisors, and Organization and Offering Costs

Investment Advisory and Management Agreement

OFS Advisor will serve as the Company’s investment advisor pursuant to an investment advisory and management agreement (‘‘Investment Advisory Agreement’’). The Investment Advisory Agreement becomes effective as of the date the Company satisfies the Minimum Offering Requirement. OFS Advisor will manage the day-to-day operations of, and provide investment advisory services to, the Company. Under the terms of the Investment Advisory Agreement and subject to the overall supervision of the Board, OFS Advisor will be responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis.

OFS Advisor’s services under the Investment Advisory Agreement will not be exclusive to the Company and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to the Company are not impaired. OFS Advisor will receive fees for providing services, consisting of two components: a base management fee and incentive fees.

The base management fee will be calculated at an annual rate of 2.0% based on the average value of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity), at the end of the two most recently completed calendar quarters. The base management fee will be payable quarterly in arrears. Base management fees for any partial quarter will be prorated based on the number of days in the quarter.

The incentive fee will have two parts. The first part (part one) will be calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination and sourcing, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income will include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with paid-in-kind (“PIK”) interest and zero coupon securities), accrued income that the Company has not yet received in cash.

Pre-incentive fee net investment income will be expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter. The incentive fee with respect to pre-incentive fee net income is 100% of the amount, if any, by which the pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 1.75% (which is 7.0% annualized) “hurdle rate” but is less than 2.1875% (or 8.75% annually), referred to as the “catch-up” provision, and 20.0% of the amount of pre-incentive fee net investment income, if any, that exceeds 2.1875%. The “catch-up” is meant to provide OFS Advisor with 20.0% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this pre-incentive fee net investment income exceeds 2.1875% in any calendar quarter.

Pre-incentive fee net investment income will not include any realized gains, realized losses, unrealized capital appreciation or unrealized capital depreciation. Given the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where it incurs a loss. For example, if the Company receives pre-incentive fee net investment income in excess of the hurdle rate (as defined above) for a quarter, the Company will pay the applicable incentive fee even if the Company incurred a loss in that quarter due to realized capital losses and unrealized capital depreciation. The Company’s pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of the Company’s gross assets used to calculate the base management fee.

The second part (part two) of the incentive fee (the “Capital Gain Fee”) will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and will equal 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the Capital Gain Fee.

The Company will accrue the Capital Gain Fee if, on a cumulative basis, the sum of net realized capital gains and (losses) plus net unrealized appreciation and (depreciation) is positive. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gain Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation).

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated. As of June 30, 2016, no services have been performed by OFS Advisor under the Investment Advisory Agreement, and no fees have been paid to OFS Advisor.

Unless terminated earlier as described below, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by the Company’s board of directors or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the Company’s directors who are not “interested persons” as defined in the 1940 Act. The Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, and may be terminated by the Company or OFS Advisor without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements (unaudited)

Investment Sub-Advisory Agreement

Evolv will serve as the Company’s sub-advisor pursuant to an investment sub-advisory agreement (‘‘Sub-Advisory Agreement’’) between Evolv, OFS Advisor, and the Company. The Sub-Advisory Agreement becomes effective as of the date the Minimum Offering Requirement is satisfied. Evolv will assist OFS Advisor with the management of the Company’s activities and operations. On an annualized basis, Evolv will earn 20% of the fees paid to OFS Advisor under the Investment Advisory Agreement with respect to each year, which, when due, are payable by OFS Advisor to Evolv quarterly in arrears. Such fees to Evolv will be accrued by OFS Advisor, but will only become due and payable if and when the Company has reimbursed OFS Advisor for (i) all organization costs OFS Advisor has incurred on the Company’s behalf pursuant to the Investment Advisory Agreement and (ii) any and all expense support payments provided by OFS Advisor to the Company under the terms of the Expense Support Agreement (as defined below). As of June 30, 2016 no services have been performed by Evolv under the Sub-Advisory Agreement, and no fees have been accrued by OFS Advisor. In addition, certain registered representatives of Evolv are also representatives of the dealer manager of the Offering.

Unless terminated earlier as described below, the Sub-Advisory Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by the Company’s board of directors, including a majority of the Company’s directors who are not interested persons, or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities. The Sub-Advisory Agreement may be terminated at any time by Evolv upon not less than 60 days’ prior written notice to the Company and OFS Advisor, or by the Company or OFS Advisor upon not less than 60 days’ prior written notice to Evolv and upon (i) the vote of a majority of our outstanding voting securities or (ii) the vote of a majority of the Company’s board of directors, including a majority of the independent directors. The Sub-Advisory Agreement will automatically terminate in the event of its assignment. For the three year period following termination of the Sub-Advisory Agreement, other than for cause, as such term is defined in the Sub-Advisory Agreement, Evolv will be entitled to receive from OFS Advisor a percentage (up to 20%) of the management fee and incentive fees received by OFS Advisor with respect to every quarter in such three-year period.

Organization and Offering Costs Limitations

OFS Advisor and its affiliates have incurred aggregate organizational and offering costs related to the Company of $811,962 and $209,981 as of June 30, 2016, and December 31, 2015, respectively. The Company is conditionally liable for these costs under the terms of the Investment Advisory Agreement. Additionally, OFS Advisor and its affiliates will continue to incur offering costs on behalf of the Company throughout the Offering. OFS Advisor and its affiliates have paid an aggregate of $357,665 and $111,780 in cash for organizational and offering costs related to the Company as of June 30, 2016, and December 31, 2015, respectively. The Company has no liability to reimburse OFS Advisor for any organizational or offering costs incurred by OFS Advisor or its affiliates until the Company satisfies the Minimum Offering Requirement. The Company will not sell any shares of its common stock in the Offering unless it has satisfied the Minimum Offering Requirement. Upon effectiveness, the Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all of the organization and offering costs paid by OFS Advisor and its affiliates have been recovered. The minimum reimbursement to OFS Advisor for such expenses will be $15,000, which will be due as of the date the Company satisfies the Minimum Offering Requirement. Organization and offering expenses incurred by OFS Advisor or its affiliates will be eligible for reimbursement for three years from the date incurred. Unreimbursed organization and offering costs as of June 30, 2016, are summarized below.

	Organization Costs	Offering Costs	Unreimbursed Total
Period incurred
Period from December 8 (inception) through December 31, 2015	$69,652	$140,329	$209,981
Three months ended March 31, 2016	186,698	147,100	333,798
Three months ended June 30, 2016	153,448	114,735	268,183
Total unreimbursed costs incurred by OFS Advisor and affiliates	$409,798	$402,164	$811,962

Organization and offering costs for the three and six months ended June 30, 2016 include $49,424 and $100,652, respectively, for salaries and direct expenses of OFS Advisor’s personnel and employees of its affiliates. Organization and offering costs for the period from December 8 (inception) through December 31, 2015, the three months ended March 31, 2016, and the three months ended June 30, 2016, include $40,000, $60,000, and $60,000, respectively, in consulting services incurred by OFS Advisor to an affiliate of Evolv prior to their appointment as sub-advisor to the Company. On July 18, 2016, OFS Advisor and the affiliate of Evolv terminated their consulting agreement.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements (unaudited)

Administrative Agreement

OFS Capital Services, LLC (“OFS Services”), an affiliate and a subsidiary of OFSAM, will serve as the Company’s administrator pursuant to an administration services agreement (“Administration Agreement”). OFS Services will perform, or oversee the performance of, required administrative services, including maintenance of financial records, and preparation of reports to shareholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services will assist in the determination and publication of the Company’s net asset value, its tax compliance, and publication and dissemination of reports to its shareholders, and generally oversee the payment of its expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services will provide managerial assistance on the Company’s behalf to certain portfolio companies that accept the Company’s offer to provide such assistance. Payments under the Administration Agreement (subject to the review and approval of the Board) will be equal to the Company’s allocable portion of OFS Services’ cost for the Company’s officers—including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and corporate secretary—and their respective staffs, and the Company’s allocable portion of OFS Services’ overhead in performing these services. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services.

Expense Support Agreement

On July 15, 2016, the Company entered into an expense support and conditional reimbursement agreement (“Expense Support Agreement”) with OFS Advisor. The Expense Support Agreement is designed to ensure no portion of the Company’s distribution to shareholders will be paid from its Offering proceeds, and will provide for expense-reduction payments to the Company in any quarterly period the Company’s cumulative distributions to shareholders exceeds its cumulative distributable ordinary income and net realized gains. The Expense Support Agreement provides for reimbursement of these payments by the Company to OFS Advisor conditioned upon the Company’s maintenance of its historic distribution rate and its realization of unsupported expense ratios below historic levels for the period(s) to be reimbursed. The Company has incurred $52,050 of operating expenses for the three months ended June 30, 2016 and from inception through June 30, 2016, that will be eligible for limitation under the Expense Support Agreement. Payments under the Expense Support Agreement will be eligible for reimbursement for three years from the date of receipt by the Company.

Note 4.  Subsequent Events Not Disclosed Elsewhere

On July 15, 2016, the Company, with approval by the Board, entered into the Investment Advisory Agreement, the Expense Support Agreement, the Sub-Advisory Agreement, and the Administration Agreement. The Investment Advisory Agreement and the Sub-Advisory Agreement became effective on August 30, 2016, the date that the Company satisfied the Minimum Offering Requirement.

On August 1, 2016, the Company, with the approval by the Board, entered into the Dealer Management Agreement. No payments have been made under the Dealer Management Agreement.

On August 1, 2016, the Company entered into an escrow agreement by and among the Company, U.S. National Bank National Association (the “Escrow Agent”) and the dealer manager of the Offering. No subscription proceeds were held by the Escrow Agent other than the Minimum Offering Requirement proceeds from Funding I. The escrow agreement was terminated on August 30, 2016.

On August 24, 2016, the Company entered into a custody agreement with U.S. National Bank National Association (the “Custodian”). All of the Company’s securities will be held by the Custodian pursuant to the custody agreement.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our lack of long-term and extensive experience operating a BDC or maintaining our status as a RIC under the Code;

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	the ability of OFS Advisor, to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM, which is the holding company of OFS Advisor and OFS Services;

•	constraint on investment due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	the use of borrowed money to finance a portion of our investments;

•	competition for investment opportunities;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	our ability to raise capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Item 1A. Risk Factors” in our registration statement on Form 10. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q.

We have based the forward-looking statements on information available to us on the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we may file with the Securities and Exchange Commission (“SEC”) in the future, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

The following should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this quarterly report on Form 10-Q.

Overview

We are an externally managed, closed-end, non-diversified investment company incorporated under the laws of the State of Maryland on December 8, 2015. On July 15, 2016, we filed an election to be regulated as a BDC under the 1940 Act and intend to be treated for federal income tax purposes, and to qualify annually thereafter, as a RIC, under the Code.

OFS Advisor, our affiliate, a registered investment advisor and a subsidiary of OFSAM, serves as our investment advisor pursuant to the Investment Advisory Agreement. Evolv, a registered investment advisor, serves as our sub-advisor pursuant to the Sub-Advisory Agreement between us, OFS Advisor, and Evolv. The Investment Advisory Agreement and the Sub-Advisory Agreement became effective August 30, 2016, the date we satisfied the Minimum Offering Requirement.

We intend to offer a maximum of $200,000,000 in shares of our common stock to investors on a continuous basis in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended. On August 30, 2016, Funding I, a subsidiary of OFSAM, purchased 66,667 shares of our common stock in the Offering for gross proceeds of $1,000,000, or $15.00 per share, which satisfied the Minimum Offering Requirement. No selling commissions or dealer manager fees were paid in connection with this purchase.

We intend to provide debt and equity financing to middle-market private, U.S. companies. We use the term “middle-market” to refer to companies which may exhibit one or more of the following characteristics: number of employees less than 2,000; revenues between $15 million and $300 million; annual earnings before interest, taxes, depreciation and amortization between $3 million and $50 million; generally, private companies owned by private equity firms or owners/operators; and enterprise value between $10 million and $500 million. Our investment objective is to provide our shareholders with current income and, to a lesser extent, capital appreciation.

We anticipate that our portfolio will be comprised primarily of investments in senior secured loans, which includes first-lien, second-lien and unitranche loans, as well as subordinated loans and, to a lesser extent, warrants and other equity securities, of private, middle-market companies. In connection with our debt investments, we may receive equity interests such as warrants or options as additional consideration. We may also purchase common or preferred equity stakes in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor.

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States.

We may borrow money from time to time when the terms and conditions available are favorable to do so and are aligned with our investment strategy and portfolio composition. As a BDC, we may only borrow money within the levels permitted by the 1940 Act (which generally allows us to incur leverage for up to 50% of our asset base)

As of June 30, 2016, we were in the development stage and had not commenced operations. Since inception, there has been no activity, other than minimal administrative activity, operations related to the Company’s organization and registration under the Exchange Act (the cost of which has been borne by OFS Advisor and its affiliates), the purchase by OFSAM of 10 shares of common stock at an aggregate purchase price of $150 and activities related to the Offering. We have agreed to reimburse OFS Advisor up to 1.5% of the Offering proceeds for initial organization and offering costs incurred upon meeting the Minimum Offering Requirement (see discussion below).

On January 15, 2016, we filed an exemptive application with the SEC to permit us to co-invest with funds or entities managed by OFS Advisor in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. Any such order, if granted by the SEC, will be subject to certain terms and conditions. There can be no assurance when or if such exemptive relief will be granted by the SEC. If such relief is granted, then we will be permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) or our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies.

Revenues. We have generated no revenue to date. We plan to generate revenues in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. The debt we invest in will typically not be rated by any rating agency, but if it were, it is likely that such debt would be below investment grade. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and possibly consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

Expenses. Except as specifically provided below, we anticipate that all investment professionals and staff of OFS Advisor, when and to the extent engaged in providing investment advisory and management services to the Company, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by OFS Advisor.

We will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including Management Fees and Incentive Fees, to OFS Advisor, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by OFS Advisor in performing its administrative obligations under the Investment Advisory Agreement; (iii) payments to the Administrator pursuant to the Administration Agreement; and (iv) all other expenses of our operations and transactions whether incurred by us directly or on our behalf by a third party, including:

•	the cost of calculating our net asset value, including the cost of any independent third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

•	transfer agent and custodial fees;

•	out-of-pocket fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

•	direct costs, such as printing, mailing and long-distance telephone;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

•	other expenses incurred by either OFS Services or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion (subject to policies reviewed and approved by our Board) of overhead.

We will incur significant expenses (and expense support) which involve transactions with related parties, specifically management fees, the incentive fee, the administrative fee, and expense support under the Investment Advisory Agreement and Expense Support Agreement. See “Item 1 – Unaudited Financial Statements – Note 3. Transactions with the Advisors, and Organization and Offering Costs.”

Transactions with the Advisors

Investment Advisory Agreement

OFS Advisor, subject to the overall supervision of our Board, manages the day-to-day operations of, and provides investment advisory services to, us pursuant to the Investment Advisory Agreement. The Investment Advisory Agreement became effective as of August 30, 2016, the date we satisfied the Minimum Offering Requirement. Upon effectiveness, the Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all of the organization and offering costs paid by OFS Advisor and its affiliates have been recovered. Organization and offering expenses incurred by OFS Advisor or its affiliates will be eligible for reimbursement for three years from the date incurred.

OFS Advisor’s services under the Investment Advisory Agreement will not be exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to us are not impaired. OFS Advisor will receive fees for providing services, consisting of two components: a base management fee and incentive fees.

The base management fee will be calculated at an annual rate of 2.0% based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity), at the end of the two most recently completed calendar quarters. The base management fee will be payable quarterly in arrears. Base management fees for any partial quarter will be prorated based on the number of days in the quarter.

The incentive fee will have two parts. The first part (part one) will be calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination and sourcing, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income will include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with paid-in-kind (“PIK”) interest and zero coupon securities), accrued income that we have not yet received in cash.

Pre-incentive fee net investment income will be expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter. The incentive fee with respect to pre-incentive fee net income is 100% of the amount, if any, by which the pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 1.75% (which is 7.0% annualized) “hurdle rate” but is less than 2.1875% (or 8.75% annually), referred to as the “catch-up” provision, and 20.0% of the amount of pre-incentive fee net investment income, if any, that exceeds 2.1875%. The “catch-up” is meant to provide OFS Advisor with 20.0% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this pre-incentive fee net investment income exceeds 2.1875% in any calendar quarter.

Pre-incentive fee net investment income will not include any realized gains, realized losses, unrealized capital appreciation or unrealized capital depreciation. Given the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate (as defined above) for a quarter, we will pay the applicable incentive fee even if we incurred a loss in that quarter due to realized capital losses and unrealized capital depreciation. Our pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the base management fee.

The second part (part two) of the incentive fee (the “Capital Gain Fee”) will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and will equal 20.0% of our aggregate realized capital gains, if any, on a cumulative basis through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the Capital Gain Fee.

We will accrue the Capital Gain Fee if, on a cumulative basis, the sum of net realized capital gains and (losses) plus net unrealized appreciation and (depreciation) is positive. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gain Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation).

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated. As of June 30, 2016, no services have been performed by OFS Advisor under the Investment Advisory Agreement, and no fees have been paid to OFS Advisor.

Unless terminated earlier as described below, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of the Company’s directors who are not “interested persons” as defined in the 1940 Act. The Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, and may be terminated by the Company or OFS Advisor without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice.

Sub-Advisory Agreement

Evolv serves as our sub-advisor pursuant to the Sub-Advisory Agreement between OFS Advisor, Evolv, and us, under which Evolv assists OFS Advisor with the management of our activities and operations. The Sub-Advisory Agreement became effective as of August 30, 2016, the date we satisfied the Minimum Offering Requirement. On an annualized basis, Evolv will earn 20% of the fees paid to OFS Advisor under the Investment Advisory Agreement with respect to each year, which, when due, are payable by OFS Advisor to Evolv quarterly in arrears. Such fees to Evolv will be accrued by OFS Advisor, but will only become due and payable if and when we have reimbursed OFS Advisor for (i) all organization costs OFS Advisor has incurred on our behalf pursuant to the Investment Advisory Agreement and (ii) any and all expense support payments provided by OFS Advisor to us under the terms of the Expense Support Agreement. As of June 30, 2016 no services have been performed by Evolv under the Sub-Advisory Agreement, and no fees have been accrued by OFS Advisor. In addition, certain registered representatives of Evolv are also representatives of the dealer manager of the Offering.

Unless terminated earlier as described below, the Sub-Advisory Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by our board of directors, including a majority of our directors who are not interested persons, or by the affirmative vote of the holders of a majority of our outstanding voting securities. The Sub-Advisory Agreement may be terminated at any time by Evolv upon not less than 60 days’ prior written notice to us and OFS Advisor, or by us or OFS Advisor upon not less than 60 days’ prior written notice to Evolv and upon (i) the vote of a majority of our outstanding voting securities, or (ii) the vote of a majority of our board of directors, including a majority of the independent directors. The Sub-Advisory Agreement will automatically terminate in the event of its assignment. For the three year period following termination of the Sub-Advisory Agreement, other than for cause, as such term is defined in the Sub-Advisory Agreement, Evolv will be entitled to receive from OFS Advisor a percentage (up to 20%) of the management fee and incentive fee received by OFS Advisor with respect to every quarter in such three-year period.

Administration Agreement

OFS Services, an affiliate of OFS Advisor, serves as our administrator pursuant to the Administration Agreement effective July 15, 2016, under which OFS Services performs, or oversees the performance of, required administrative services, including maintenance of financial records, and preparation of reports to shareholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. Payments under the Administration Agreement (subject to the review and approval of the Board) will be equal to our allocable portion of OFS Services’ cost for performing these services. See “Item 1 – Unaudited Financial Statements – Note 3. Transactions with the Advisors, and Organization and Offering Costs.”

Expense Support Agreement

On July 15, 2016, we entered into an Expense Support Agreement with OFS Advisor. The Expense Support Agreement, is designed to ensure no portion of our distribution to shareholders will be paid from its Offering proceeds, and will provide for expense-reduction payments to us in any quarterly period our cumulative distributions to shareholders exceeds our cumulative distributable ordinary income and net realized gains. The Expense Support Agreement provides for reimbursement of these payments by us to OFS Advisor conditioned upon our maintenance of our historic distribution rate and our realization of unsupported expense ratios below historic levels of supported expense ratios for the period(s) to be reimbursed. We have incurred $52,050 of expenses from inception through June 30, 2016 that would be eligible for limitation under the Expense Support Agreement. Payments under the Expense Support Agreement will be eligible for reimbursement for three years from the date of receipt by us.

Critical Accounting Policies and Significant Estimates

Expense Limitations

We benefit from two expense limitations with OFS Advisor: portions of the Investment Advisory Agreement, which limit our liability to reimburse OFS Advisor for organization and offering expenses it incurs on our behalf, (the “O&O Agreement”) and the Expense Support Agreement. See “Item 1 – Unaudited Financial Statements - Note 3. Transactions with the Advisors, and Organization and Offering Costs.”

We considered the relevant accounting literature applicable to expense limitation agreements—particularly ASC Topic 946 Subtopic 20 Section 25-4 and related publications by the American Institute of Certified Public Accountants, as well as publicly-available documents on industry practice and the SEC Staff’s views thereon. The application of this accounting literature requires interpretation of the reimbursement conditions in the expense limitation agreements, which requires significant judgment. An agreement whose reimbursement conditions are either non-substantive or whose occurrence is inevitable will generally fail to meet to the requirements of this literature, resulting in greater reported expense, lower reported net asset values, and an on-balance sheet liability to reimburse the agreement counterparty for any funds or support received.

We regularly evaluate the O&O Agreement’s conditions for reimbursement, and have concluded the expense-reduction recognition it has been given is appropriate because (i) the substantive conditions for recognition of a liability by the Company—specifically the sale of shares from whose proceeds the Advisor will be paid—have not been satisfied, and (ii) the amount of any near-term or ultimate contingent liability for organization and offering costs is not subject to reasonable estimation. In reaching these conclusions we considered the terms of the Investment Advisory Agreement, our experience and the experience of our dealer manager in the distribution channel through which the shares will be sold, current regulatory and other market influences on that channel, and the inherent uncertainty in any forecast of proceeds to be raised in the continuous private placement of our shares.

We have incurred $52,050 of expenses that are eligible for limitation under the Expense Support Agreement for the three months ended June 30, 2016 and from inception through June 30, 2016. We have evaluated the Expense Support Agreement’s conditions for reimbursement and our current operating environment, and currently believe upon declaration by our Board of a distribution to shareholders payments from OFS Advisor under the Expense Support Agreement will be accorded expense-reduction treatment because (i) at the time support will be provided neither the substantive condition of expense ratio reduction nor maintenance of our per-share distribution rate will have been satisfied, (ii) the satisfaction of Expense Support Agreement’s condition to maintain our per-share distribution rate will be dependent on the future actions of our Board, and (iii) we do not expect neither the level of our near-term or long-term expense ratio nor our future per-share distribution rate to be subject to reasonable estimation. The financial statements will include tabular disclosures regarding the conditions for reimbursement and the expiration of conditional liability under the Expense Support Agreement.

The O&O Agreement and the Expense Support Agreement will operate independently as the two agreements will act on two pools of potentially reimbursable costs with distinct reimbursement conditions. Management does not believe there is any overlap between the two agreements (i.e., foreseeable situations in which a cost would be eligible for limitation and reimbursement under both agreements).

Results of Operations

We were formed on December 8, 2015, and as of June 30, 2016 have not commenced operations. As of June 30, 2016, there has been minimal administrative activity and operations related to our organization and registration under the Securities and Exchange Act of 1934.

Organization Expenses. We incurred organization expenses of $153,448 and $186,698 for the three months ended June 30, 2016, and March 31, 2016, respectively. Organization expenses in these periods are comprised of professional fees of our attorneys and independent accountants related to the preparation of our registration statement on Form 10 filed with the SEC, and the audit of our December 31, 2015 (seed-stage) financial statements. Organization expenses include $28,852 and $37,985 for the three months ended June 30, 2016, and March 31, 2016, respectively, of allocated salaries and direct expenses of OFS Advisor’s personnel and employees of its affiliates engaged in these activities.

Offering Expenses. OFS Advisors and its affiliates incurred on our behalf offering costs of $114,735 and $147,100 during the three months ended June 30, 2016, and March 31, 2016, respectively, which are deferred until the continuous offering period commences and then amortized on a straight-line basis over twelve months. Offering costs in these periods consist of professional fees of attorneys related to the preparation of our private placement memorandum and our dealer-manager agreement, due diligence activities, and fees related to development of marketing plans and materials for our common stock. Offering costs include $20,572 and $13,243 for the three months ended June 30, 2016, and March 31, 2016, respectively, of allocated salaries and direct expenses of OFS Advisor’s personnel and employees of its affiliates engaged in these activities.

Organization and offering costs also includes $60,000 in each of the three months ended June 30, 2016, and March 31, 2016, incurred by OFS Advisor to an affiliate of Evolv for consulting services prior to Evolv’s appointment as sub-advisor to us. On July 18, 2016, OFS Advisor and the affiliate of Evolv terminated their consulting agreement.

Professional and General and Administrative Expenses. We incurred professional and general and administrative expenses of $52,050 for the three and six months ended June 30, 2016, primarily comprised of professional fees of our attorneys and independent accountants, and filing fees related to the preparation and filing of this Form 10-Q with the SEC. These expenses are eligible for limitation under the Expense Reimbursement Agreement for the year ended December 31, 2016.

Expense Limitation. All organization expenses incurred in the three and six months ended June 30, 2016, have been limited to $-0- under the terms of the Investment Advisory Agreement. No offering expenses were incurred in the three and six months ended June 30, 2016, because our continuous offering has not commenced. We believe that had the continuous offering commenced prior to June 30, 2016, any offering expenses incurred, which would have represented amortization of offering costs incurred by OFS Advisor on our behalf, such gross expenses would have been similarly limited. OFS Advisor and its affiliates have incurred aggregate organizational and offering costs related to the Company of $811,962 and $209,981 as of June 30, 2016, and December 31, 2015, respectively. We remain conditionally liable for organization and offering costs incurred by OFS Advisor and its affiliates on our behalf. See “Item 1 – Unaudited Financial Statements - Note 3. Transactions with Affiliates, and Organization and Offering Costs.”

Liquidity and Capital Resources

As we have not yet commenced operations and are in the development stage of our operations, the only capital transaction to date has been the receipt of an initial capital contribution of $150 from OFSAM for 10 shares of our common stock, and $1,000,000 of gross proceeds received on August 30, 2016 from the sale of 66,667 shares of our common stock for $15.00 per share to Funding I, which allowed us to satisfy the Minimum Offering Requirement, all of which will be available to us upon commencement of our operations. We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks and issuances of senior securities.

Our primary use of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying OFS Advisor), (iii) debt service of any borrowings and (iv) cash distributions to the holders of our stock.

We do not have any current plans, agreements or understandings to issue securities through private placements other than those contemplated in the Offering, although we can offer no assurance that this will not happen in the future.

Contractual Obligations

On July 15, 2016, we, with approval by the Board, entered into the Investment Advisory Agreement, the Expense Support Agreement, the Sub-Advisory Agreement, and the Administration Agreement. The Investment Advisory Agreement and Sub-Advisory Agreement became effective as of August 30, 2016, the date that we satisfied the Minimum Offering Requirement. See “Item 1 – Unaudited Financial Statements – Note 3. Transactions with the Advisors, and Organization and Offering Costs.”

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements other than the O&O Agreement and the Expense Support Agreement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We will be subject to financial market risks, including changes in interest rates. To the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds could increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of June 30, 2016, we had not yet purchased any investments in portfolio companies and therefore, any change in interest rates would have a minimal impact on our earnings.

In addition, we will have risks regarding portfolio valuation. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. See “Item 1A. Risk Factors — Many of our portfolio investments may be recorded at fair value as determined in good faith by or under the direction of our board of directors and, as a result, there may be uncertainty regarding the value of our portfolio investments.” in our registration statement on Form 10.

Item 4.  Controls and Procedures

Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, under the supervision and with the participation of our management, conducted an evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

We, OFS Advisor and OFS Services, are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our future portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our future portfolio companies. Our business are also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in “Item 1A. Risk Factors” in our registration statement on Form 10, which could materially affect our business, financial condition and/or operating results. The risks described in our registration statement on Form 10 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Other than as described below, there have been no material changes from the risk factors previously disclosed in “Item 1A. Risk Factors” in our registration statement on Form 10, which should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.

The following disclosure adds the new risk factor titled “We are conditionally liable for costs incurred on our behalf by OFS Advisor.”

We are conditionally liable for costs incurred on our behalf by OFS Advisor. As of June 30, 2016, OFS Advisor and its affiliates had incurred on our behalf $811,962 of aggregate organizational and offering costs. Under the terms of the Investment Advisory Agreement, we are conditionally liable for these costs, meaning (i) we had no liability to reimburse OFS Advisor for any organizational or offering costs incurred by it or its affiliates unless and until we reached the Minimum Offering Requirement, and (ii) once the Minimum Offering Requirement was satisfied, OFS Advisor is entitled to receive up to 1.5% of the gross proceeds raised in the Offering until all of the organization and offering costs paid by OFS Advisor and its affiliates have been recovered. Additionally, OFS Advisor and its affiliates may continue to incur offering costs on our behalf throughout the Offering and for which we will also be conditionally liable.

OFS Advisor may also provide us with expense support under an expense support and conditional reimbursement agreement that ensures no portion of our distributions to shareholders will be paid from Offering proceeds, and provides for expense-reduction payments to us in any quarterly period in which our cumulative distributions to shareholders exceed our cumulative distributable ordinary income and net realized gains. We may become obligated to reimburse the OFS Advisor for expense support payments, conditioned upon maintenance of our per-share distribution rate and our realization of improved unsupported expense ratios.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2016, in conjunction with our formation, we issued and sold 10 shares of our common stock to OFSAM, an affiliate of OFS Advisor, for an aggregate purchase price of $150. In addition, on August 30, 2016, Funding I, a subsidiary of OFSAM, purchased 66,667 shares of our common stock in the Offering for gross proceeds of $1,000,000, or $15.00 per share. These shares were sold pursuant to subscription agreements entered into by affiliates OFS Advisor and exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D thereunder.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On August 30, 2016, the Company sold 66,667 shares of the Company’s common stock, for $15.00 per share, for an aggregate offering price of $1,000,000.

This sale of common stock was made pursuant to a subscription agreement entered into by an affiliate of OFS Advisor.

The issuance of the Common Stock is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D thereunder.

Item 6.  Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description
10.1	Investment Advisory Agreement between the Company and the Adviser, dated July 15, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 filed on July 6, 2016).

10.2	Investment Sub-Advisory Agreement between the Company, the Adviser and the Sub-Adviser, dated July 15, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on July 6, 2016).

10.3	Administration Agreement between the Company and the Adviser, dated July 15, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 filed on June 6, 2016).

10.4	Custody Agreement by and between the Company and U.S. Bank National Association dated August 24, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed on June 6, 2016).

10.5	Expense Support and Conditional Reimbursement Agreement between the Company and the Adviser, dated July 15, 2016 incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed on June 6, 2016).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

*	Filed herewith.

†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 31, 2016	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
Jeffrey A. Cerny
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Investment Advisory Agreement between the Company and the Adviser, dated July 15, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 filed on July 6, 2016).

10.2	Investment Sub-Advisory Agreement between the Company, the Adviser and the Sub-Adviser, dated July 15, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on July 6, 2016).

10.3	Administration Agreement between the Company and the Adviser, dated July 15, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 filed on June 6, 2016).

10.4	Custody Agreement by and between the Company and U.S. Bank National Association dated August 24, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed on June 6, 2016).

10.5	Expense Support and Conditional Reimbursement Agreement between the Company and the Adviser, dated July 15, 2016 incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed on June 6, 2016).

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

*	Filed herewith.

†	Furnished herewith.

