Form 10-Q
period 2016-09-30
Hancock Park Corporate Income, Inc.
filed 2016-11-14
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 11, 2016 was 74,084.

HANCOCK PARK CORPORATE INCOME, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Hancock Park Corporate Income, Inc.
Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
Assets:
Cash and cash equivalents	$858,292	$—
Net due from investment advisor under expense support agreements (see Note 3)	222,837	—
Deferred offering costs	3,359	—
Subscription receivable	—	150
Prepaid expenses and other assets	99,853	—
Total assets	$1,184,341	$150

Liabilities:
Administrative fee payable	$57,554	$—
Accrued expenses	138,278	—
Total liabilities	195,832	—

Commitments and contingencies ($1,212,567 and $209,981, respectively; see Note 3)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 and 100,000,000 shares authorized as of September 30, 2016, and December 31, 2015, respectively; 74,084 and -0- shares issued and outstanding as of September 30, 2016, and December 31, 2015, respectively; -0- and 10 shares subscribed as of September 30, 2016, and December 31, 2015, respectively	74	—
Paid-in capital in excess of par	988,435	150
Total net assets	988,509	150

Total liabilities and net assets	$1,184,341	$150

Number of shares outstanding or subscribed	74,084	10
Net asset value per share	$13.34	$15.00

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Statement of Operations (unaudited)

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Investment income
Investment income	$—	$—

Operating expenses
Organization costs	47,038	319,839
Amortization of deferred offering costs	88,328	88,328
Contractual issuer expenses (see Notes 2 and 3)	54,222	155,743
Administrative fees	61,306	61,306
Professional fees	81,271	124,771
General and administrative expenses	43,211	51,760
Total operating expenses	375,376	801,747
Less: Expense limitation under agreements with advisor (see Notes 2 and 3)	(415,784)	(790,106)
Net operating expenses	40,408	(11,641)

Net increase (decrease) in net assets resulting from operations	$40,408	$(11,641)

Net increase (decrease) in net assets resulting from operations per common share - basic and diluted	$1.57	$(1.34)
Basic and diluted weighted average shares outstanding	25,775	8,659

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Statement of Changes in Net Assets
Nine Months Ended September 30, 2016 (unaudited)

Operations
Net decrease in net assets resulting from operations	$(11,641)

Common stock transactions
Common stock issued	1,000,000

Net assets
Beginning of period	150
End of period	$988,509

Common stock activity
Shares issued	74,074
Number of shares outstanding or subscribed at beginning of period	10
Number of shares outstanding or subscribed at end of period	74,084

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Statement of Cash Flows
Nine Months Ended September 30, 2016 (unaudited)

Cash flows from operating activities
Net decrease in net assets resulting from operations	$(11,641)
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities
Amortization of deferred offering costs	530
Deferral of offering costs reimbursed to advisor	(3,889)
Changes in operating assets and liabilities:
Net due from investment advisor under expense support agreements	(222,837)
Administrative fee payable	57,554
Other assets and liabilities	38,425
Net cash used in operating activities	(141,858)

Cash flows from financing activities
Proceeds from issuance of common stock	1,000,150

Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$858,292

Supplemental disclosure of cash flow information:
Organization costs, deferred offering cost, and contractual issuer expenses paid by investment advisor and its affiliates (see Notes 2 and 3)	$576,492

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements (unaudited)

Note 1. Organization and Basis of Presentation

Organization

Hancock Park Corporate Income, Inc. (the “Company”) is a Maryland corporation formed on December 8, 2015. The Company was formed primarily to lend to, and selectively invest in, middle-market companies in the United States, and operate as an externally managed, non-diversified, closed-end investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”); and intends to elect to be treated for federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (“Code”).

OFS Capital Management, LLC (“OFS Advisor”), an affiliate of the Company, a registered investment adviser, and a subsidiary of Orchard First Source Asset Management, LLC (“OFSAM”), serves as investment adviser to the Company, and Evolv Capital Advisors LLC (“Evolv” and, together with OFS Advisor, the “Advisors”), a registered investment adviser, serves as sub-adviser to the Company. OFS Advisor also serves as the investment adviser to collateral loan obligation ("CLO") funds and other assets, including OFS Capital Corporation ("OFS Capital"). OFS Capital is a publicly-traded BDC with an investment strategy similar to the Company's.

The Company intends to raise up to $200,000,000 through offering shares of its common stock to investors in a continuous offering (the “Offering”) in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended ("Securities Act"). On August 30, 2016, OFS Funding I, LLC (“Funding I”), a wholly-owned subsidiary of OFSAM and an affiliate of OFS Advisor, purchased 74,074 shares of the Company’s common stock in the Offering for gross proceeds of $1,000,000 (the "Minimum Offering Requirement"), or $13.50 per share. No selling commissions or dealer manager fees were paid in connection with this purchase.

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

The Company anticipates that its portfolio will be comprised primarily of investments in senior secured loans, which includes first-lien, second-lien and unitranche loans, as well as subordinated loans and, to a lesser extent, warrants and other equity securities, of private, middle-market companies. In connection with the Company’s debt investments, the Company may receive equity securities, such as warrants, as additional consideration. The Company's investments may also include common or preferred equity securities in its portfolio companies, either in conjunction with one of its debt investments or through a co-investment with a financial sponsor.

Through September 30, 2016, the Company's activities have been limited to administrative activities, organization and registration of the Company under the Securities and Exchange Act of 1934 (the “Exchange Act”), the cost of which has been borne by OFS Advisor and its affiliates, the purchase by OFSAM and Funding I of 74,084 shares of common stock at an aggregate purchase price of $1,000,150, and activities related to the Offering. The Company’s activities are subject to significant risks and uncertainties, including failure to secure the necessary capital above the Minimum Offering Requirement to effectively execute the Company’s investment strategy.

Basis of Presentation

The Company prepares its financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), including Accounting Standards Codification Topic 946, Financial Services–Investment Companies, (“ASC Topic 946”) and the requirements for reporting on Form 10-Q, the 1940 Act, and Articles 6 or 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation in accordance with GAAP. These financial statements should be read in conjunction with the financial statements contained in the Company's Registration Statement filed on Amendment No. 1 to Form 10, dated July 6, 2016. Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements (unaudited)

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less at the time of acquisition. The Company’s cash and cash equivalents are maintained with a member bank of the Federal Deposit Insurance Corporation (“FDIC”) and, at times, such balances may exceed the FDIC insurance limits.

Organization Costs

Organization costs include, among other things, legal fees related to the organization of the Company, its related documents of organization, and its initial operating agreements; independent audit of the Company’s seed-stage financial statements; and expenses related to its election to be treated as a BDC. Organization costs are charged to expense as incurred. The investment and management agreement dated July 15, 2016, between the Company and OFS Advisor ("Investment Advisory Agreement") limits the Company's liability for organization costs, and the related expense, as discussed below and in Note 3.

Offering Costs

Offering costs include legal, accounting, printing and other expenses pertaining to the preparation of the Offering; the related dealer-manager agreement; and other underwriting expenses, which include permissible due diligence reimbursements to the dealer manager and participating broker-dealers. Offering costs are deferred until the continuous offering period commences and then amortized on a straight-line basis over twelve months. The Investment Advisory Agreement limits the Company's liability for organization costs, and the related expense, as discussed below and in Note 3.

Deferred offering costs as of September 30, 2016, and December 31, 2015, are as follows.

	September 30, 2016	December 31, 2015
Total deferred offering costs	$354,224	$138,385
Deferred offering costs limitation under Investment Advisory Agreement (see below and Note 3)	(350,865)	(138,385)
Deferred offering costs recognized by the Company	$3,359	$—

Expense Limitation Agreements and Contractual Issuer Expenses

The Company benefits from two expense limitation agreements with OFS Advisor: (i) portions of the Investment Advisory Agreement, and (ii) an expense support and conditional reimbursement agreement dated July 15, 2016 ("Expense Support Agreement"), which limits all other operating expenses. The Investment Advisor Agreement contains provisions limiting the Company's obligation to recognize and pay (i) organization and offering costs, and (ii) other contractually-defined costs pertaining to the Company's organization and the Offering, including (a) costs associated with technology integration between the Company’s systems and those of its participating broker-dealers; (b) marketing expenses, which includes development of marketing materials and marketing presentations, training and educational meetings, and generally coordinating the marketing process for the Company; and (c) the salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in organization, offering, and these other contractually-defined activities ("Contractual Issuer Expenses").
The Expense Support Agreement limits all other operating expenses not separately limited under the Investment Advisory Agreement such that no distribution by the Company is deemed to be a return of capital contributed by its shareholders. See Note 3.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements (unaudited)

The initial effect of expense limitation agreements are recognized reductions in gross expenses in the statement of operations, and elimination of associated assets and liabilities in the balance sheet in the period of limitation. Liability for the reimbursement of amounts, and the associated expense or deferred expense, are recognized as the substantive conditions for reimbursement are satisfied.

Income Taxes

The Company intends to qualify and elect to be treated as a RIC under Subchapter M of the Code as soon as practicable. Once qualified as a RIC, and so long as the Company maintains its RIC status, it generally will not pay corporate-level U.S. federal income taxes on ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. The Company is subject to corporate-level taxes under Subchapter C of the Code until it qualifies and elects to be treated as a RIC.

The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. The benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater taxable income resulting in undistributed taxable income, income and excise tax expense, and, if involving multiple years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions at September 30, 2016, and December 31, 2015.

Common Stock Subscriptions

Common stock subscriptions received in cash prior to the issuance of the Company’s financial statements are reported as subscription receivable with corresponding amounts reported in common stock and paid-in capital in excess of par.
Note 3.  Transactions with the Advisers

Investment Advisory and Management Agreement

OFS Advisor acts as the Company’s investment adviser pursuant to the Investment Advisory Agreement, which became effective on August 30, 2016, when the Company satisfied the Minimum Offering Requirement. OFS Advisor manages the investment and reinvestment of the assets of, and provides investment advisory services to, the Company. Under the terms of the Investment Advisory Agreement and subject to the overall supervision of the Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis.

OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to the Company and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to the Company are not impaired. OFS Advisor also serves as the investment adviser to CLO funds and other assets,including OFS Capital. OFS Capital is a publicly-traded BDC with an investment strategy similar to the Company.

OFS Advisor will receive fees for services provided under the Investment Advisory Agreement, consisting of two components: a base management fee and incentive fees. The base management fee will be calculated at an annual rate of 2.0% based on the average value of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity), at the end of the two most recently completed calendar quarters. The base management fee will be payable quarterly in arrears. Base management fees for any partial quarter will be prorated based on the number of days in the quarter.

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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements (unaudited)

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

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated. As of September 30, 2016, no fees have been paid or accrued under the Investment Advisory Agreement.

Unless terminated earlier as described below, the Investment Advisory Agreement will remain in effect for a period of two years from August 30, 2016, and will remain in effect from year-to-year thereafter if approved annually by the Company’s board of directors or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the Company’s directors who are not “interested persons” as defined in the 1940 Act. The Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, and may be terminated by the Company or OFS Advisor without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice.

Investment Sub-Advisory Agreement

Evolv serves as the Company’s sub-adviser pursuant to an investment sub-advisory agreement dated July 15, 2016 (‘‘Sub-Advisory Agreement’’) among Evolv, OFS Advisor, and the Company, which became effective on August 30, 2016, when the Minimum Offering Requirement was satisfied. Evolv assists OFS Advisor with the management of the Company’s activities and operations. On an annualized basis, Evolv earns 20% of the fees paid by the Company to OFS Advisor under the Investment Advisory Agreement with respect to each year, which, when due, are payable by OFS Advisor to Evolv quarterly in arrears. In addition, certain registered representatives of Evolv are also representatives of the dealer manager of the Offering.
Unless terminated earlier as described below, the Sub-Advisory Agreement will remain in effect for a period of two years from August 30, 2016, and will remain in effect from year-to-year thereafter if approved annually by the Company’s board of directors, including a majority of the Company’s directors who are not interested persons, or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities. The Sub-Advisory Agreement may be terminated at any time by Evolv upon not less than 60 days’ prior written notice to the Company and OFS Advisor, or by the Company or OFS Advisor upon not less than 60 days’ prior written notice to Evolv and upon (i) the vote of a majority of the Company's outstanding voting securities or (ii) the vote of a majority of the Company’s board of directors, including a majority of the independent directors. The Sub-Advisory Agreement will automatically terminate in the event of its assignment. For the three year period following termination

Hancock Park Corporate Income, Inc.
Notes to Financial Statements (unaudited)

of the Sub-Advisory Agreement, other than for cause, as such term is defined in the Sub-Advisory Agreement, Evolv will be entitled to receive from OFS Advisor a percentage (up to 20%) of the management fee and incentive fees received by OFS Advisor with respect to every quarter in such three-year period.
Administrative Agreement

OFS Capital Services, LLC (“OFS Services”), an affiliate and a subsidiary of OFSAM, serves as the Company’s administrator pursuant to an administration services agreement dated July 15, 2016 (“Administration Agreement”). OFS Services performs, or oversees the performance of, required administrative services, including maintenance of financial records, and preparation of reports to shareholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services will assist in the determination and publication of the Company’s net asset value, its tax compliance, and publication and dissemination of reports to its shareholders, and generally oversee the payment of its expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services will provide managerial assistance on the Company’s behalf to certain portfolio companies that accept the Company’s offer to provide such assistance. Payments under the Administration Agreement (subject to the review and approval of the Board) are equal to the Company’s allocable portion of OFS Services’ cost for the Company’s officers—including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and corporate secretary—and their respective staffs, and the Company’s allocable portion of OFS Services’ overhead in performing these services. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services. Amounts charged under the Administration Agreement exclude Contractual Issuer Expenses.

Expense Limitation Agreements

OFS Advisor limits the Company's incurred expenses under two agreements: the Investment Advisory Agreement, which contains provisions limiting organization and offering costs, and Contractual Issuer Expenses; and an Expense Support Agreement, which limits all other operating expenses. Expense limitations provided under the Investment Advisory Agreement and Expense Support Agreement for the three and nine months ended September 30, 2016, are presented below.

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Organization and offering costs, and Contractual Issuer Expenses limitations under Investment Advisory Agreement	$177,947	$552,269
Operating expense limitations under Expense Support Agreement	237,837	237,837
Total expense limitations under agreements with OFS Advisor	$415,784	$790,106

Hancock Park Corporate Income, Inc.
Notes to Financial Statements (unaudited)

The Company is conditionally obligated to reimburse OFS Advisor for aggregate expense support provided of $1,212,567 and and $209,981 at September 30, 2016, and December 31, 2015, as presented below.

	September 30, 2016	December 31, 2015
Unreimbursed costs under Investment Advisory Agreement:
Organization costs	$377,177	$67,001
Offering costs:
Unamortized as of balance sheet date	354,224	138,385
Amortized as of balance sheet date	84,084	—
Contractual Issuer Expenses	159,245	4,595
Unreimbursed operating expense support under Expense Support Agreement	237,837	—
Total conditional reimbursement obligation under expense limitation agreements with OFS Advisor	$1,212,567	$209,981

At September 30, 2016, the Company was due $237,837 from OFS Advisor under the Expense Support Agreement, net of $15,000 owed under the reimbursement provisions of the Investment Advisory Agreement. The conditional reimbursement provisions of the Investment Advisory Agreement and Expense Support Agreement are discussed below.

Organization and Offering Costs, and Contractual Issuer Expense Limitations

OFS Advisor and its affiliates have incurred aggregate organizational and offering costs, and Contractual Issuer Expenses related to the Company of $989,730 and $209,981 as of September 30, 2016, and December 31, 2015, respectively. The Company is conditionally liable for these costs under the terms of the Investment Advisory Agreement. Additionally, OFS Advisor and its affiliates expect to continue incurring offering costs on behalf of the Company throughout the Offering. OFS Advisor and its affiliates have paid an aggregate of $688,272 and $111,780 in cash for organizational and offering costs related to the Company as of September 30, 2016, and December 31, 2015, respectively. The Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all of the organization and offering costs paid by OFS Advisor and its affiliates have been recovered. Organization and offering expenses incurred by OFS Advisor or its affiliates will be eligible for reimbursement for three years from the date incurred. The Company has recognized aggregate liability for reimbursement of organizational and offering costs to OFS Advisor of $15,000 and $-0- as of September 30, 2016, and December 31, 2015, respectively. These liabilities are generally settled on a net basis with management fees and amounts due to or due from OFS Advisor under the Expense Limitation Agreement. Unreimbursed organization and offering costs, and Contractual Issuer Expenses as of September 30, 2016, are summarized below.

	Organization Costs	Offering Costs	Contractual Issuer Expenses	Unreimbursed Total
Period incurred
Period from December 8 (inception) through December 31, 2015	$57,337	$134,142	$3,502	$194,981
Three months ended March 31, 2016	148,206	133,495	52,097	333,798
Three months ended June 30, 2016	124,596	94,163	49,424	268,183
Three months ended September 30, 2016	47,038	76,508	54,222	177,768
Total unreimbursed organization and offering costs, and Contractual Issuer Expenses	$377,177	$438,308	$159,245	$974,730

Contractual Issuer Expenses through September 30, 2016, consist of salaries and direct expenses of OFS Advisor’s personnel and employees of its affiliates. Offering costs for the period from December 8 (inception) through December 31, 2015, and the nine months ended September 30, 2016, include $40,000 and $130,000, respectively, in consulting services incurred by OFS Advisor to an affiliate of Evolv prior to their appointment as sub-adviser to the Company. On July 18, 2016, OFS Advisor and the affiliate of Evolv terminated their consulting agreement.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements (unaudited)

Expense Support Agreement

The Expense Support Agreement is designed to ensure no portion of the Company’s distribution to shareholders will be paid from its Offering proceeds, and provides for expense-reduction payments from OFS Advisor to the Company in any quarterly period in which the Company’s cumulative distributions to shareholders exceeds its cumulative distributable ordinary income and net realized gains. The Expense Support Agreement provides for reimbursement of these payments by the Company to OFS Advisor, however, such liability shall only accrue (i) to the extent they do not cause the then-current "Other Operating Expense Ratio" (defined below) to exceed such ratio for period for which period the Company will reimburse OFS Advisor and (ii) if the then-current annualized rate of distribution per share equals or exceeds the annualized rate of distribution per share for period for which period the Company will reimburse OFS Advisor. The Other Operating Expense Ratio is defined as total operating expenses reporting in the statement of operations excluding interest expense, management fees, incentive fees, organization cost, amortization of deferred offering costs, and Contractual Issuer Expenses as a percentage of net assets. Payments under the Expense Support Agreement will be eligible for reimbursement for three years from the date incurred.

OFS Advisor voluntarily agreed to provide expense support for operating expenses, excluding organization and operating expenses, which are separately supported under the Investment Advisory Agreement, incurred from inception through September 30, 2016, and to only seek reimbursement for such voluntary expense support in accordance with the Expense Support Agreement as if such expense support had been required by the Expense Support Agreement in connection with a distribution at an annualized rate of 7.0% per share.

Unreimbursed support provided under the Expense Support Agreement as of September 30, 2016, is summarized below.

Date incurred	Amount of Expense Reimbursement Payment	Annualized Other Operating Expense Ratio as of the Date of Expense Reimbursement	Annualized Rate of Distribution Per Share
September 30, 2016	$237,837	75.2%	7.0%(1)

(1)	Agreed-upon annualized distribution rate per share for the purposes of determining reimbursement eligibility. No distribution was actually declared or paid through September 30, 2016.

Note 4. Earnings per Share

The following table summarizes the calculations for basic and diluted net increase (decrease) in net assets resulting from operations per common share for the three and nine months ended September 30, 2016.

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Net increase (decrease) in net assets resulting from operations	$40,408	$(11,641)
Basic and diluted weighted average shares outstanding	25,775	8,452
Net increase (decrease) in net assets resulting from operations per common share - basic and diluted	$1.57	$(1.34)

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

We have based the forward-looking statements on information available to us on the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we may file with the Securities and Exchange Commission (“SEC”) in the future, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended.
The following should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this quarterly report on Form 10-Q.

Overview

We are an externally managed, closed-end, non-diversified investment company incorporated under the laws of the State of Maryland on December 8, 2015. We have elected to be regulated as a BDC under the 1940 Act and intend to elect to be treated for federal income tax purposes, and to qualify annually thereafter, as a RIC under the Code.

OFS Advisor, our affiliate, a registered investment adviser and a subsidiary of OFSAM, serves as our investment adviser pursuant to the Investment Advisory Agreement. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital. OFS Capital is a publicly-traded BDC with an investment strategy similar to the Company's. Evolv, a registered investment adviser, serves as our sub-adviser pursuant to the Sub-Advisory Agreement. The Investment Advisory Agreement and the Sub-Advisory Agreement became effective August 30, 2016, the date we satisfied the Minimum Offering Requirement.

We intend to raise up to $200,000,000 through offering shares of our common stock to investors on a continuous basis in reliance on exemptions from the registration requirements of the Securities Act. On August 30, 2016, Funding I, a subsidiary of OFSAM, purchased 74,074 shares of our common stock in the Offering for gross proceeds of $1,000,000, or $13.50 per share, which satisfied the Minimum Offering Requirement. No selling commissions or dealer manager fees were paid in connection with this purchase.

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

We anticipate that our portfolio will be comprised primarily of investments in senior secured loans, which includes first-lien, second-lien and unitranche loans, as well as subordinated loans and, to a lesser extent, warrants and other equity securities, of private, middle-market companies. In connection with our debt investments, we may receive equity securities, such as warrants, as additional consideration. We may also purchase common or preferred equity securities in our target portfolio companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor.

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

We may borrow money from time to time when the terms and conditions available are favorable to do so and are aligned with our investment strategy and portfolio composition. As a BDC, we may only borrow money within the levels permitted by the 1940 Act (which generally allows us to incur leverage for up to 50% of our asset base)

Since inception, our activities have been limited to administrative activities, organization and registration of the Company under the Exchange Act (the cost of which has been borne by OFS Advisor and its affiliates), the purchase by OFSAM and Funding I of 74,084 shares of common stock at an aggregate purchase price of $1,000,150, and activities related to the Offering. We have agreed to reimburse OFS Advisor up to 1.5% of the Offering proceeds for initial organization and offering costs incurred.

The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On October 12, 2016, we received exemptive relief from the SEC to permit us to co-invest with with certain other funds managed by OFS Advisor (“Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are generally permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies.

Revenues. We have generated no revenue to date. We plan to generate revenues in the form of interest income from our debt investments and dividends and capital appreciation from our equity investments. Our debt investments will typically not be rated by any rating agency, but if they were, it is likely that such debt would be below investment grade. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and possibly consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

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

We will incur significant expenses (and expense support) which involve transactions with related parties, specifically management fees, the incentive fee, the administrative fee, and expense support under the Investment Advisory Agreement and Expense Support Agreement. See “Item 1 – Unaudited Financial Statements – Note 3. Transactions with the Advisers.”

Transactions with the Advisers

Investment Advisory Agreement

OFS Advisor, subject to the overall supervision of our Board, manages the investment and reinvestment of the assets of, and provides investment advisory services to, us pursuant to the Investment Advisory Agreement. The Investment Advisory Agreement became effective on August 30, 2016, the date we satisfied the Minimum Offering Requirement. The Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all of the organization and offering costs paid by OFS Advisor and its affiliates have been recovered. Organization and offering expenses incurred by OFS Advisor or its affiliates will be eligible for reimbursement for three years from the date incurred.

OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital. OFS Capital is a publicly-traded BDC with an investment strategy similar to ours.

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
The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated. As of September 30, 2016, no services have been performed by OFS Advisor under the Investment Advisory Agreement, and no fees have been paid to OFS Advisor.

Unless terminated earlier as described below, the Investment Advisory Agreement will remain in effect for a period of two years from August 30, 2016, and will remain in effect from year-to-year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of the Company’s directors who are not “interested persons” as defined in the 1940 Act. The Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, and may be terminated by the Company or OFS Advisor without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice.

Sub-Advisory Agreement

Evolv serves as our sub-adviser pursuant to the Sub-Advisory Agreement among OFS Advisor, Evolv, and us, under which Evolv assists OFS Advisor with the management of our activities and operations. The Sub-Advisory Agreement became effective as of August 30, 2016, the date we satisfied the Minimum Offering Requirement. On an annualized basis, Evolv will earn 20% of the fees paid by us to OFS Advisor under the Investment Advisory Agreement with respect to each year, which, when due, are payable by OFS Advisor to Evolv quarterly in arrears. Such fees to Evolv will be accrued by OFS Advisor, but will only become due and payable if and when we have reimbursed OFS Advisor for (i) all organization costs OFS Advisor has incurred on our behalf pursuant to the Investment Advisory Agreement and (ii) any and all expense support payments provided by OFS Advisor to us under the terms of the Expense Support Agreement; however, OFS Advisor has and may continue to make periodic, discretionary advances to Evolv to be set-off against earned and payable sub-advisory fees when due. As of September 30, 2016 no services have been performed by Evolv under the Sub-Advisory Agreement. In addition, certain registered representatives of Evolv are also representatives of the dealer manager of the Offering.

Unless terminated earlier as described below, the Sub-Advisory Agreement will remain in effect for a period of two years from August 30, 2016, and will remain in effect from year-to-year thereafter if approved annually by our board of directors, including a majority of our directors who are not interested persons, or by the affirmative vote of the holders of a majority of our outstanding voting securities. The Sub-Advisory Agreement may be terminated at any time by Evolv upon not less than 60 days’ prior written notice to us and OFS Advisor, or by us or OFS Advisor upon not less than 60 days’ prior written notice to Evolv and upon (i) the vote of a majority of our outstanding voting securities, or (ii) the vote of a majority of our board of directors, including a majority of the independent directors. The Sub-Advisory Agreement will automatically terminate in the event of its assignment. For the three year period following termination of the Sub-Advisory Agreement, other than for cause, as such term is defined in the Sub-Advisory Agreement, Evolv will be entitled to receive from OFS Advisor a percentage (up to 20%) of the management fee and incentive fee received by OFS Advisor with respect to every quarter in such three-year period.

Administration Agreement

OFS Services, an affiliate of OFS Advisor, serves as our administrator pursuant to the Administration Agreement effective July 15, 2016, under which OFS Services performs, or oversees the performance of, required administrative services, including maintenance of financial records, and preparation of reports to shareholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. Payments under the Administration Agreement (subject to the review and approval of the Board) will be equal to our allocable portion of OFS Services’ cost for performing these services. See “Item 1 – Unaudited Financial Statements – Note 3. Transactions with the Advisers.”

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

OFS Advisor voluntarily agreed to provide expense support for operating expenses, excluding organization and operating expenses, which are separately supported under the Investment Advisory Agreement, incurred through September 30, 2016, and to only seek reimbursement for such voluntary expense support in accordance with the Expense Support Agreement as if such expense support had been required by the Expense Support Agreement in connection with a distribution at an annualized rate of 7.0% per share. See “Item 1 – Unaudited Financial Statements – Note 3. Transactions with the Advisers.”

Critical Accounting Policies and Significant Estimates

Expense Limitations

We benefit from two expense limitation agreements with OFS Advisor: portions of the Investment Advisory Agreement, which limit our liability to reimburse OFS Advisor for organization and offering expenses it incurs on our behalf, and the Expense Support Agreement. See “Item 1 – Unaudited Financial Statements – Note 3. Transactions with the Advisers.”

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

We regularly evaluate the Investment Advisory Agreement’s conditions for reimbursement, and have concluded the expense-reduction recognition it has been given is appropriate because (i) the substantive conditions for recognition of liability by the Company—specifically, the sale of shares from whose proceeds the Advisor will be paid for unreimbursed costs—have not been satisfied, and (ii) the amount of any near-term or ultimate contingent liability for organization and offering costs is not subject to reasonable estimation. In reaching these conclusions we considered the terms of the Investment Advisory Agreement, our experience and the experience of our dealer manager in the distribution channel through which the shares will be sold, current regulatory and other market influences on that channel, and the inherent uncertainty in any forecast of proceeds to be raised in the continuous private placement of our shares.

We have evaluated the Expense Support Agreement’s conditions for reimbursement and our current operating environment, and have concluded the expense-reduction recognition it has been given is appropriate because (i) the substantive conditions for recognition of liability by the Company—specifically, the declaration of a distribution by our board of directors against which the then-current (a) pre- and post-reimbursement "other operating expense" ratio and (b) annual distribution rate per share can be measured—has not been satisfied, and (ii) the amount of any near-term or ultimate contingent liability for the reimbursement of operating expense support is not subject to reasonable estimation.

The Investment Advisory Agreement and the Expense Support Agreement operate independently as the two agreements act on two types of potentially supportable costs with distinct reimbursement conditions. Management does not believe there is any overlap between the two agreements (i.e., foreseeable situations in which a cost would be eligible for limitation and reimbursement under both agreements). Moreover, the accounting for expense limitation agreements results in a gross presentation of expenses and limitations in the statement of operations with expense components of operating expenses presented in accordance with GAAP for those operating expense components, and the limiting effect of the expense limitation agreements presented separately.

Results of Operations

We were formed on December 8, 2015, and as of September 30, 2016, have not commenced investment operations. As of September 30, 2016, there has been minimal administrative activity and operations related to our organization and registration under the Exchange Act, and the Offering.

Organization Expenses. We incurred organization expenses of $47,038 and $319,839 for the three and nine months ended September 30, 2016, respectively. Organization expenses in these periods are comprised of professional fees of our attorneys and independent accountants related to the preparation of our registration statement on Form 10 filed with the SEC and our initial operating agreements, and the audit of our December 31, 2015, (seed-stage) financial statements.

Offering Expenses. We incurred offering costs of $76,508 and $304,166 during the three and nine months ended September 30, 2016, respectively, which were deferred until the commencement of the Offering on July 18, 2016, and then amortized on a straight-line basis over twelve months from the later of July 18, 2016, or the date incurred. Offering costs in these periods consist of professional fees of attorneys and others related to the preparation of our private placement memorandum and our dealer-manager agreement, due diligence activities, and fees related to development of marketing plans and materials for our common stock.

Organization and offering costs for the three and nine months ended September 30, 2016, also includes $10,000 and $130,000, respectively, for costs incurred by OFS Advisor to an affiliate of Evolv for consulting services prior to Evolv’s appointment as sub-adviser to us. On July 18, 2016, OFS Advisor and the affiliate of Evolv terminated their consulting agreement.

Amortization of offering costs was $88,328 for the three months ended September 30, 2016. There was no amortization of offering costs prior to July 18, 2016, the commencement of our continuous offering.

Contractual Issuer Expenses. We incurred Contractual Issuer Expenses of $54,222 and $155,743 for the three and nine months ended September 30, 2016, respectively, related to salaries and direct expenses of personnel of OFS Advisor and its affiliates directly involved in the activities enumerated above in organization expenses and offering expenses.

Administrative Fees. We incurred $61,306 for the three and nine months ended September 30, 2016, primarily related to accounting, record-keeping services and research.

Professional and General and Administrative Expenses. We incurred professional and general and administrative expenses of $124,482 and $176,531for the three and nine months ended September 30, 2016, respectively, primarily comprised of professional fees of our attorneys and independent accountants, and filing fees related to the preparation and filing of this Form 10-Q with the SEC, board fees, and insurance charges.

Expense Limitation. All organization and offering expenses, and Contractual Issuer Expenses incurred in the three and nine months ended September 30, 2016, have been limited to $11,641 under the terms of the Investment Advisory Agreement. We reimbursed OFS Advisor $10,757 in organization costs and Contractual Issuer Expenses during the three months ended September 30, 2016, which reduced other expense limitations for that periods and resulted in net recognition of expense. We also reimbursed OFS Advisor $4,242 in offering costs during the three months ended September 30, 2016, of which $354 was amortized at the time of reimbursement, and reduced the expense limitations for that periods and resulted in net recognition of expense. The remaining $3,889 was unamortized at the time of reimbursement and is reported as deferred offering costs on the balance sheet from where it continues to amortize in accordance with its original amortization period, and is not subject to further limitation under expense limitation agreements with OFS Advisor. The net effect of expense limitations under the Investment Advisory Agreement are presented below.

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Gross organization costs, amortization of deferred offering costs, and Contractual Issuer Expenses reported in operating expenses	$189,588	$563,910
Reimbursement of organization costs	(9,664)	(9,664)
Reimbursement of amortized offering costs	(354)	(354)
Amortization of deferred offering costs not subject to limitation	(530)	(530)
Reimbursement of Contractual Issuer Expenses	(1,093)	(1,093)
Expense limitation of organization and offering costs, and Contractual Issuer Expenses under the Investment Advisory Agreement	$177,947	$552,269

OFS Advisor voluntarily agreed to provide expense support for operating expenses, excluding organization and operating expenses which are separately supported under the Investment Advisory Agreement, incurred through September 30, 2016, and to only seek reimbursement for such voluntary expense support in accordance with the Expense Support Agreement as if such expense support had been required by the Expense Support Agreement in connection with a distribution at an annualized rate of 7.0% per share. This expense support reduced operating expenses $237,837 for the three and nine months ended September 30, 2016.

Liquidity and Capital Resources

As we have not yet commenced investment operations and are in the development stage of our operations, the only capital transactions to date have been the receipt of an initial capital contribution of $150 from OFSAM for 10 shares of our common stock, and $1,000,000 of gross proceeds received on August 30, 2016 from the sale of 74,074 shares of our common stock for $13.50 per share to Funding I, which allowed us to satisfy the Minimum Offering Requirement. We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks and issuances of senior securities. We have available cash and cash equivalents of $858,292 at September 30, 2016.

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

Contractual Obligations

On July 15, 2016, we, with approval by the Board, entered into the Investment Advisory Agreement, the Expense Support Agreement, the Sub-Advisory Agreement, and the Administration Agreement. The Investment Advisory Agreement and Sub-Advisory Agreement became effective as of August 30, 2016, the date that we satisfied the Minimum Offering Requirement. See “Item 1 – Unaudited Financial Statements – Note 3. Transactions with the Advisers.”

Off-Balance Sheet Arrangements

OFS Advisor and its affiliates have incurred organizational and offering costs, and Contractual Issuer Expenses related to the Company of which $974,730 and $209,981 were unreimbursed as of September 30, 2016, and December 31, 2015, respectively. We remain conditionally liable for organization and offering costs incurred by OFS Advisor and its affiliates on our behalf. See “Item 1 – Unaudited Financial Statements – Note 3. Transactions with the Advisers.”

OFS Advisor has provided operating expense support of $237,837 and $-0- as of September 30, 2016, and December 31, 2015, respectively. We remain conditionally liable for operating expense support provided by OFS Advisor. See “Item 1 – Unaudited Financial Statements – Note 3. Transactions with the Advisers.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We will be subject to financial market risks, including changes in interest rates. To the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds could increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of September 2016, we had not yet purchased any investments in portfolio companies and therefore, any change in interest rates would have a minimal impact on our earnings.

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

Item 4.  Controls and Procedures
Controls and Procedures
The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the Company's disclosure controls and procedures as of September 30, 2016. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2016, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

We, OFS Advisor and OFS Services, are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our future portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our future portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

We are conditionally liable for costs incurred on our behalf by OFS Advisor. OFS Advisor and its affiliates have incurred significant organizational and offering costs on our behalf. Under the terms of the Investment Advisory Agreement, we are conditionally liable for these costs, meaning OFS Advisor is entitled to receive up to 1.5% of the gross proceeds raised in the Offering until all of the organization and offering costs paid by OFS Advisor and its affiliates have been recovered. Additionally, OFS Advisor and its affiliates may continue to incur offering costs on our behalf throughout the Offering and for which we will also be conditionally liable. See “Item 1 – Unaudited Financial Statements – Note 3.  Transactions with the Advisers – Expense Limitation Agreements – Organization and Offering Costs, and Contractual Issuer Expense Limitations."

OFS Advisor has provided us with expense support under an expense support and conditional reimbursement agreement that ensures no portion of our distributions to shareholders will be paid from Offering proceeds, and provides for expense-reduction payments to us in any quarterly period in which our cumulative distributions to shareholders exceed our cumulative distributable ordinary income and net realized gains. We may become obligated to reimburse OFS Advisor for expense support payments, conditioned upon maintenance of our per-share distribution rate and our realization of improved unsupported expense ratios. See “Item 1 – Unaudited Financial Statements– Note 3.  Transactions with the Advisers – Expense Limitation Agreements –– Expense Support Agreement."

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2016, in conjunction with our formation, we issued and sold 10 shares of our common stock to OFSAM, an affiliate of OFS Advisor, for an aggregate purchase price of $150. In addition, on August 30, 2016, Funding I, a subsidiary of OFSAM, purchased 74,074 shares of our common stock in the Offering for gross proceeds of $1,000,000, or $13.50 per share. These shares were sold pursuant to subscription agreements entered into by affiliates of OFS Advisor and are exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof and Regulation D thereunder.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On August 30, 2016, the Company sold 74,074 shares of the Company’s common stock, for $13.50 per share, for an aggregate offering price of $1,000,000.

This sale of common stock was made pursuant to a subscription agreement entered into by an affiliate of OFS Advisor.

The issuance of the Common Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof and Regulation D thereunder.

Item 6.  Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-Q
11.1	Computation of Per Share Earnings for Hancock Park Corporate Income, Inc.				+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended				*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended				*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

+	Included in the notes to the financial statements contained in this report
*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2016	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
Jeffrey A. Cerny
Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-Q
11.1	Computation of Per Share Earnings for Hancock Park Corporate Income, Inc.				+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended				*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended				*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

+	Included in the notes to the financial statements contained in this report
*	Filed herewith.
†	Furnished herewith.