Form 10-K
Hancock Park Corporate Income, Inc.
filed 2017-03-31
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 814-00813
Hancock Park Corporate Income, Inc.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Maryland	81-0850535
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 S. Wacker Drive, Suite 2500 Chicago, Illinois	60606
(Address of principal executive office)	(Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(847) 734-2000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES   ☐     NO   ☒
There is no established market for the registrants common stock. On March 31, 2017 there were 91,270 shares outstanding of the Registrant’s common stock, $0.001 par value.

Hancock Park Corporate Income, Inc., our logo and other trademarks of Hancock Park Corporate Income, Inc. are the property of Hancock Park Corporate Income, Inc. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

PART I
As used in this annual report on Form 10-K, except as otherwise indicated, the terms “Hancock Park ,” “the Company,” “we,” “us,” and “our” refer to Hancock Park Corporate Income, Inc.

Item 1.	Business
General
We are an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We were formed on December 8, 2015, as a coporation under the laws of Maryland. Our investment objective is to provide our shareholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments. Our investment strategy focuses primarily on investments in middle-market companies in the United States. We use the term “middle-market” to refer to companies that may exhibit one or more of the following characteristics: number of employees between 150 and 2,000; revenues between $15 million and $300 million; annual earnings before interest, taxes, depreciation and amortization ("EBITDA"), between $3 million and $50 million; generally, private companies owned by private equity firms or owners/operators; and enterprise value between $10 million and $500 million. For additional information about how we define the middle-market, see "—Investment Criteria/Guidelines".
While our investment strategy focuses primarily on middle-market companies in the United States, including senior secured loans, which includes first-lien, second-lien and unitranche loans as well as subordinated loans and, to a lesser extent, warrants and other equity securities, we also may invest up to 30% of our portfolio in opportunistic investments of non-eligible portfolio companies. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt of middle-market companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act.
We intend to raise up to $200,000,000 through offering shares of our common stock to investors on a continuous basis (the "Offering") in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended ("Securities Act"). On August 30, 2016, OFS Funding I, LLC (“Funding I”), a subsidiary of Orchard First Source Asset Management, LLC ("OFSAM"), purchased 74,074 shares of our common stock in the Offering for gross proceeds of $1,000,000 ("Minimum Offering Requirement"), or $13.50 per share. No selling commissions or dealer manager fees were paid in connection with this purchase. Since commencing operations on August 30, 2016, we have sold a total of 17,186 shares of common stock for total gross proceeds of $245,000.
Our investment activities are managed by OFS Capital Management, LLC (“OFS Advisor”) and supervised by our board of directors, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the investment advisory agreement between us and OFS Advisor (the “Investment Advisory Agreement”) we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital Corporation ("OFS Capital"), a publicly-traded BDC with an investment strategy similar to the Company's. Evolv Capital Advisors, LLC ("Evolv"), a registered investment adviser, serves as our sub-adviser pursuant to an investment sub-advisory agreement. See "—Management and Other Agreements–Investment Sub-Advisory Agreement".
We have also entered into an administration agreement (“Administration Agreement”) with OFS Capital Services, LLC (“OFS Services”). Under our Administration Agreement, we have agreed to reimburse OFS Services for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by OFS Services in performing its obligations under the Administration Agreement. See "—Management and Other Agreements–Administration Agreement".
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant Securities and Exchange Commission (“SEC”) rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States.
We are permitted to borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage for up to 50% of our asset base). We may borrow money when the terms and conditions available are favorable to do so and are aligned with our investment strategy and portfolio composition. The use of borrowed funds or the proceeds of preferred stock to make investments would have its own specific benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by holders of our common stock.
We intend to elect to be treated for federal income tax purposes, and to qualify annually thereafter, as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code"). To qualify as a RIC, we must, among other things, meet certain source-of-income and assets diversification requirements. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income we distribute to our shareholders.
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On October 12, 2016, we received exemptive relief from the SEC to permit us to co-invest in portfolio companies with certain other funds managed by OFS Advisor (“Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are generally permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies.
About OFS and Our Advisor
OFS (which refers to the collective activities and operations of Orchard First Source Asset Management, LLC (“OFSAM”) and its subsidiaries and certain affiliates) is an established investment platform focused on meeting the capital needs of middle-market companies.
As of December 31, 2016, OFS had 44 full-time employees. OFS is headquartered in Chicago, Illinois and also has offices in New York, New York and Los Angeles, California.
Our investment activities are managed by OFS Advisor, our investment adviser. OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. OFS Advisor is a registered investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”) and a subsidiary of OFSAM.
Our relationship with OFS Advisor is governed by and dependent on the Investment Advisory Agreement and may be subject to conflicts of interest. OFS Advisor provides us with advisory services in exchange for a base management fee and incentive fee; see “—Management and Other Agreements—Investment Advisory Agreement”. The base management fee is based on our total assets (other than cash and cash equivalents, but including assets purchased with borrowed amounts, and including assets owned by any consolidated entity) and, therefore, OFS Advisor will benefit when we incur debt or use leverage. Our board of directors is charged with protecting our interests by monitoring how OFS Advisor addresses these and other conflicts of interest associated with its management services and compensation. While our board of directors is not expected to review or approve each borrowing or incurrence of leverage, our independent directors will periodically review OFS Advisor’s services and fees as well as its portfolio management decisions and portfolio performance.
OFS Advisor has entered into a Staffing Agreement (the "Staffing Agreement") with Orchard First Source Capital, Inc. (“OFSC”) a wholly-owned subsidiary of OFSAM. Under the Staffing Agreement, OFSC makes experienced investment professionals available to OFS Advisor and provides access to the senior investment personnel of OFS and its affiliates. The Staffing Agreement provides OFS Advisor with access to deal flow generated by OFS and its affiliates in the ordinary course of their businesses and commits the members of OFS Advisor’s investment committee to serve in that capacity. As our investment adviser, OFS Advisor is obligated to allocate investment opportunities among us and any other clients fairly and equitably over time in accordance with its allocation policy.
OFS Advisor capitalizes on the deal origination and sourcing, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of OFS’s professionals. The senior management team of OFS, including Bilal Rashid, Jeff Cerny and Mark Hauser, provides services to OFS Advisor. These managers have developed a broad network of contacts within the investment community, averaging over 20 years of experience investing in debt and equity securities of middle-market companies. In addition, these managers have gained extensive experience investing in assets that will constitute our primary focus and have expertise in investing across all levels of the capital structure of middle-market companies.

Our Administrator
OFS Services, an affiliate of OFS Advisor, provides the administrative services necessary for us to operate. OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and recordkeeping services at such facilities. OFS Services oversees our financial reporting as well as prepares our reports to shareholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. OFS Services also manages the determination and publication of our net asset value and the preparation and filing of our tax returns and generally monitors the payment of our expenses and the performance of administrative and professional services rendered to us by others. OFS Services may retain third parties to assist in providing administrative services to us. To the extent that OFS Services outsources any of its functions, we will pay the fees associated with such functions on a direct basis without incremental profit to OFS Services.
Our Sub-Advisor
Evolv, our sub-adviser, is a recently established Delaware limited liability company formed to provide financial and investment advice and consulting services to issuer clients. These services will be provided as contemplated under the investment sub-advisory agreement (the “Investment Sub-Advisory Agreement”) among us, OFS Advisor and Evolv, which shall require Evolv to continue to be registered as an investment adviser under the Advisers Act.
Evolv’s principals have on average more than 15 years of experience in the financial industry with a focus on alternative investments and investment capital raising in the mass affluent wealth management market. Evolv leverages its experience and strategic relationships in the financial industry to effectively advise on the structuring and marketing of investment programs developed by its issuer clients
Market Opportunity
Large Target Market. According to the U.S. Census Bureau in its 2012 economic census, there were approximately 197,000 companies in the United States with annual revenues between $10 million and $2.5 billion, compared with approximately 1,300 companies with revenues greater than $2.5 billion. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. We believe that this market segment will produce significant investment opportunities for us.
Specialized Lending Requirements with High Barriers to Entry. We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle-market companies. For example, based on the experience of our management team, lending to private middle-market companies in the United States (a) is generally more labor-intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies, (b) requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle-market and (c) may also require more extensive ongoing monitoring by the lender. As a result, middle-market companies historically have been served by a limited segment of the lending community. As a result of the unique challenges facing lenders to middle-market companies, there are high barriers to entry that a new lender must overcome.
Robust Demand for Debt Capital. We believe that private equity firms have significant committed but uncalled capital, a large portion of which is still available for investment in the United States. Subject to market conditions, we expect the large amount of unfunded buyout commitments will drive demand for leveraged buyouts over the next several years, which should, in turn, create leveraged lending opportunities for us.
Competitive Strengths and Core Competencies
Deep Management Team Experienced in All Phases of Investment Cycle and Across All Levels of the Capital Structure. We are managed by OFS Advisor, which has access through the Staffing Agreement with OFSC to the resources and expertise of OFS’s investment professionals. As of December 31, 2016, OFS’s credit and investment professionals (including all investment committee members) employed by OFSC had an average of over 15 years of investment experience with strong institutional backgrounds.
Significant Investment Capacity. The net proceeds of equity and debt offerings and borrowing capacity under our credit facilities, will provide us with a substantial amount of capital available for deployment into new investment opportunities in our targeted asset class.
Scalable Infrastructure Supporting the Entire Investment Cycle. We believe that our loan acquisition, origination and sourcing, underwriting, administration and management platform is highly scalable (that is, it can be expanded on a cost efficient basis within a timeframe that meets the demands of business growth). Our platform extends beyond origination and sourcing and includes a regimented credit monitoring system. We believe that our careful approach, which involves ongoing review and analysis by an experienced team of professionals, should enable us to identify problems early and to assist borrowers before they face difficult liquidity constraints.

Extensive Loan Sourcing Capabilities. OFS Advisor gives us access to the deal flow of OFS. We believe OFS’s 20-year history as a middle-market lending platform and its market position make it a leading lender to many sponsors and other deal sources, especially in the currently under-served lending environment, and we have extensive relationships with potential borrowers and other lenders.
Structuring with a High Level of Service and Operational Orientation. We provide client-specific and creative financing structures to our portfolio companies. Based on our experience in lending to and investing in middle-market companies, we believe that the middle-market companies we target, as well as sponsor groups we may pursue, require a higher level of service, creativity and knowledge than has historically been provided by other service providers more accustomed to participating in commodity-like loan transactions.
Rigorous Credit Analysis and Approval Procedures. OFS Advisor utilizes the established, disciplined investment process of OFS for reviewing lending opportunities, structuring transactions and monitoring investments. Using OFS’s disciplined approach to lending, OFS Advisor seeks to minimize credit losses through effective underwriting, comprehensive due diligence investigations, structuring and, where appropriate, the implementation of restrictive debt covenants.
Investment Criteria/Guidelines
Our investment objective is to generate current income and capital appreciation by investing primarily in middle-market companies in the United States. We focus on investments in senior secured loans, including first lien, second lien, and unitranche loans, as well as subordinated loans and, to a lesser extent, warrants and other equity securities. In particular, we believe that structured equity debt investments (i.e., typically senior secured unitranche loans, often with warrant coverage, and often in companies with no financial sponsor) represent a strong relative value opportunity offering the borrower the convenience of dealing with one lender, which may result in a higher blended rate of interest to us than we might expect to receive under a traditional multi-tranche structure. We expect that our investments in the equity securities of portfolio companies, such as warrants, preferred stock, common stock and other equity interests, will principally be made in conjunction with our debt investments. Generally, we do not expect to make investments in companies or securities that OFS Advisor determines to be distressed investments (such as discounted debt instruments that have either experienced a default or have a significant potential for default), other than follow-on investments in portfolio companies of ours. We intend to continue to generate strong risk-adjusted net returns by assembling a diversified portfolio of investments across a broad range of industries.
We target U.S. middle-market companies through OFS’s access to a network of financial institutions, private equity sponsors, investment banks, consultants and attorneys, and our proprietary database of borrowers developed over OFS’s more than 20 years in lending to middle-market companies. A typical targeted borrower will exhibit certain of the following characteristics:

•	number of employees between 150 and 2,000;

•	revenues between $15 million and $300 million;

•	annual EBITDA between $3 million and $50 million;

•	generally, private companies owned by private equity firms or owners/operators;

•	enterprise value between $10 million and $500 million;

•	effective and experienced management teams;

•	defensible market share;

•	solid historical financial performance, including a steady stream of cash flow;

•	high degree of recurring revenue;

•	diversity of customers, markets, products and geography; and

•	differentiated products or services.
While we believe that the characteristics listed above are important in identifying and investing in prospective portfolio companies, not all of these criteria will be met by each prospective portfolio company.
Due Diligence and Investment Process Overview
We employ a thorough and disciplined underwriting and due diligence process that is conducted in accordance with established credit policies and procedures, and that is focused on investment recovery. Our process involves a comprehensive analysis of a prospective portfolio company’s market, operational, financial, and legal position, as well as its future prospects. In addition to our own analysis, we may use the services of third parties for environmental reviews, quality of earnings reports, industry surveys, background checks on key managers, and insurance reviews.

We seek to invest in companies that have experienced and incentivized management teams, that have stable and predictable cash flows, and that have defensible market positions. We underwrite our investments with the expectation that we will hold them for a number of years, and we structure and document our investments accordingly.
Our due diligence and underwriting process typically addresses the following elements (although certain elements may not be included in every due diligence undertaking):

•
Prospective Portfolio Company Characteristics: focusing on primary drivers of the company’s revenues and cash flows, including its key products and services; customer and supplier concentrations, and contractual relationships; depth, breadth, and quality of company management, as well as the extent to which the management team is appropriately compensated with equity incentives; and any regulatory, labor, or litigation matters impacting the company.

•
Industry and Competitive Overview: including industry size and the company’s position within it; growth potential and barriers to entry; governmental, regulatory, or technological issues potentially affecting the industry; and cyclicality or seasonality risks associated with the industry.

•
Financial Analysis: involving an understanding of the company’s historical financial results, focusing on actual operating trends experienced over time, in order to forecast future performance, including in various sensitized performance scenarios; attention to projected cash flows, debt service coverage, and leverage multiples under such scenarios; and an assessment of enterprise valuations and debt repayment/investment recovery prospects given such sensitized performance scenarios.

•
Investment Documentation: focusing on obtaining the best legal protections available to us given our position within the capital structure, including, as appropriate, financial covenants; collateral liens and stock pledges; review of loan documents of other of the prospective portfolio company’s creditors; and negotiation of inter-creditor agreements.

Portfolio Review/Risk Monitoring
As of December 31, 2016, we had a debt investment in one portfolio company, totaling $98,652 at fair value, which rated 3 (Average). The remainder of our investable assets was held in cash and cash equivalents.
We view active portfolio monitoring as a vital part of our investment process, and we benefit from a portfolio management system developed by OFS that includes daily, weekly, monthly, and quarterly components, and that involves comprehensive review of the performance of each of our portfolio companies. As part of the portfolio management process, OFS Advisor performs ongoing risk assessment on each of our investments and assigns each debt investment a credit rating based on OFS’s internal ratings scale.
We categorize debt investments into the following risk categories based on relevant information about the ability of borrowers to service their debt:
1 (Low Risk) – The debt investment has mostly satisfactory asset quality and liquidity, as well as good leverage capacity. It maintains predictable and strong cash flows from operations. The trends and outlook for the portfolio company's operations, balance sheet, and industry are neutral to favorable. Collateral, if appropriate, has maintained value and would be capable of being liquidated on a timely basis. Overall a debt investment with a 1 risk rating is considered to be of investment grade quality.
2 (Below Average Risk) – The debt investment has acceptable asset quality, moderate excess liquidity, and modest leverage capacity. It could have some financial/non-financial weaknesses which are offset by strengths; however, the credit demonstrates an ample current cash flow from operations. The trends and outlook for the portfolio company's operations, balance sheet, and industry are generally positive or neutral to somewhat negative. Collateral, if appropriate, has maintained value and would be capable of being liquidated successfully on a timely basis.
3 (Average) – The debt investment has acceptable asset quality, somewhat strained liquidity, and minimal leverage capacity. It is at times characterized by acceptable cash flows from operations. Under adverse market conditions, the debt service could pose difficulties for the borrower. The trends and conditions of the portfolio company's operations and balance sheet are neutral to slightly negative.
4 (Special Mention) – The debt investment has not lost, and is not expected to lose, principal or interest but it possesses credit deficiencies or potential weaknesses which deserve management’s close and continued attention. The portfolio company’s operations and/or balance sheet have demonstrated an adverse trend or deterioration which, while serious, has not reached the point where the liquidation of debt is jeopardized. These weaknesses are generally considered correctable by the borrower in the normal course of business but may weaken the asset or inadequately protect our credit position if not checked or corrected.

5 (Substandard) – The debt investment is protected inadequately by the current enterprise value or paying capacity of the obligor or of the collateral, if any. The portfolio company has well-defined weaknesses based upon objective evidence, such as recurring or significant decreases in revenues and cash flows. These assets are characterized by the possibility that we may sustain loss if the deficiencies are not corrected. The possibility that liquidation would not be timely (e.g., bankruptcy or foreclosure) requires a Substandard classification even if there is little likelihood of loss.
6 (Doubtful) – The debt investment has all the weaknesses inherent in those classified as Substandard, with the additional factor that the weaknesses are pronounced to the point that collection or liquidation in full, on the basis of currently existing facts, conditions and values, is deemed uncertain. The possibility of loss on a Doubtful asset is high but, because of certain important and reasonably specific pending factors which may strengthen the asset, its classification as an estimated loss is deferred until its more exact status can be determined.
7 (Loss) – The debt investment is considered almost fully uncollectible and of such little value that its continuance as an asset is not warranted. It is generally a credit that is no longer supported by an operating company, a credit where the majority of our assets have been liquidated or sold and a few assets remain to be sold over many months or even years, or a credit where the remaining collections are expected to be minimal.
Investment Committees
OFS Advisor’s Pre-Allocation Investment Committee, CLO Investment Committee and Middle-Market Investment Committee, (collectively, the “Advisor Investment Committees”), are responsible for the overall asset allocation decisions and the evaluation and approval of investments of OFS Advisor’s advisory clients.
The Middle-Market Investment Committee, which is comprised of Richard Ressler (Chairman), Jeffrey Cerny, Mark Hauser and Bilal Rashid, is responsible for the evaluation and approval of all the investments made by us.
The process employed by the Advisor Investment Committees, including the Middle-Market Investment Committee, is intended to bring the diverse experience and perspectives of the committee members to the investment process. The Middle-Market Investment Committee serves to provide investment consistency and adherence to our core investment philosophy and policies. The Middle-Market Investment Committee also determines appropriate investment sizing and implements ongoing monitoring requirements of our investments.
In certain instances, management may seek the approval of our board of directors prior to the making of an investment. In addition to reviewing investments, the meetings of the Middle-Market Investment Committee serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are reviewed on a regular basis. Members of the investment team are encouraged to share information and views on credits with members of the Middle-Market Investment Committee early in their analysis. We believe this process improves the quality of the analysis and assists the deal team members in working efficiently.
Structure of Investments
We anticipate that our loan portfolio will contain investments of the following types with the following typical characteristics:
Senior Secured First-Lien Loans. First-lien senior secured loans obtain security interests in the assets of these portfolio companies as collateral in support of the repayment of these loans (in certain cases, subject to a payment waterfall). The collateral takes the form of first-priority liens on specified assets of the portfolio company borrower and, typically, first-priority pledges of the ownership interests in the borrower. Our first lien loans may provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity.
Senior Secured Unitranche Loans. Unitranche loans are loans that combine both senior and subordinated debt into one loan under which the borrower pays a single blended interest rate that is intended to reflect the relative risk of the secured and unsecured components. We typically structure our unitranche loans as senior secured loans. We obtain security interests in the assets of these portfolio companies as collateral in support of the repayment of these loans. This collateral takes the form of first-priority liens on the assets of a portfolio company and, typically, first-priority pledges of the ownership interests in the company. We believe that unitranche lending represents a significant growth opportunity for us, offering the borrower the convenience of dealing with one lender, which may result in a higher blended rate of interest to us than we might realize in a traditional multi-tranche structure. Unitranche loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases, we will be the sole lender, or we, together with our affiliates, will be the sole lender, of unitranche loans, which can afford us additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

Senior Secured Second-lien Loans. Second-lien senior secured loans obtain security interests in the assets of these portfolio companies as collateral in support of the repayment of such loans. This collateral typically takes the form of second-priority liens on the assets of a portfolio company, and we may enter into an inter-creditor agreement with the holders of the portfolio company’s first-lien senior secured debt. These loans typically provide for no contractual loan amortization in the initial years of the facility, with all amortization deferred until loan maturity.
Subordinated (“Mezzanine”) Loans. These investments are typically structured as unsecured, subordinated loans that typically provide for relatively high, fixed interest rates that provide us with significant current interest income. These loans typically will have interest-only payments (often representing a combination of cash pay and payment-in-kind (“PIK”) interest) in the early years, with amortization of principal deferred to maturity. Mezzanine loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Mezzanine investments are generally more volatile than secured loans and may involve a greater risk of loss of principal. Mezzanine loans often include a PIK feature (meaning a feature allowing for the payment of interest in the form of additional principal amount of the loan instead of in cash), which effectively operates as negative amortization of loan principal, thereby increasing credit risk exposure over the life of the loan.
Equity Securities. Equity securities typically consist of either a direct minority equity investment in common or membership/partnership interests or preferred stock of a portfolio company, and are typically not control-oriented investments. Our preferred equity investments typically contain a fix dividend yield based on the par value of the equity security. Preferred equity dividends may be paid in cash at a stipulated date, usually quarterly and are participating and/or cumulative. We may structure such equity investments to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights. Our equity investments typically are made in connection with debt investments to the same portfolio companies.
Warrants. In some cases, we may receive nominally priced warrants to buy a minority equity interest in the portfolio company in connection with a loan. As a result, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure such warrants to include provisions protecting our rights as a minority-interest holder, as well as a put to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.
General Structuring Considerations. We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. We seek to limit the downside potential of our investments by:

•	selecting investments that we believe have a very low probability of loss;

•	requiring a total return on our investments (including both interest and potential equity appreciation) that we believe will compensate us appropriately for credit risk; and

•
negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with the preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or rights to a seat on the board of directors under some circumstances.

We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company.
Investments
We pursue an investment strategy focused primarily on investments in middle-market companies in the United States. We focus on investments in loans, in which OFS Advisor’s investment professionals have expertise, including investments in first-lien, unitranche, second-lien, and mezzanine loans and, to a lesser extent, on warrants and other equity securities. We seek to create a diverse portfolio by making investments in the securities of middle-market companies that we expect to range generally from $3.0 million to $25.0 million each, although we expect this investment size will vary proportionately with the size of our capital base.
Competition
Our primary competitors include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC, or to the distribution and other requirements we must satisfy to maintain our RIC status.
We expect to continue to use the expertise of the investment professionals of OFS and its affiliates to which we have access, to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of the senior members of OFS and its affiliates will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face,
Administration
We do not have any direct employees, and our day-to-day investment operations are managed by OFS Advisor. We have a chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and corporate secretary and, to the extent necessary, our board of directors may elect to appoint additional officers going forward. Our officers are employees of OFSC, an affiliate of OFS Advisor, and a portion of the compensation paid to our officers are paid by us pursuant to the Administration Agreement. All of our executive officers are also officers of OFS Advisor.
Management and Other Agreements
Investment Advisory Agreement
OFS Advisor is registered as an investment adviser under the Advisers Act. OFS Advisor is a wholly owned subsidiary of OFSAM. Pursuant to the Investment Advisory Agreement with and subject to the overall supervision of our board of directors and in accordance with the 1940 Act, OFS Advisor provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, OFS Advisor:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	assists us in determining what securities we purchase, retain or sell;

•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and

•	executes, closes, services and monitors the investments we make.
Certain personnel of OFS conduct activities on our behalf directly through, and under the supervision of, OFS Advisor. OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us. Pursuant to the Staffing Agreement between OFSC and OFS Advisor, OFSC has agreed to provide OFS Advisor with the resources to fulfill its obligations under the Investment Advisory Agreement. These resources include staffing by experienced investment professionals and access to the senior investment personnel of OFSC, pursuant to which each member of the Advisor Investment Committee has committed to serve in such capacity (including Mr. Ressler, who is currently the Chairman of the Middle- Market Investment Committee). These personnel services are provided under the Staffing Agreement on a direct cost reimbursement basis to OFS Advisor.
Management and Incentive Fee
For providing these services, OFS Advisor receives a fee from us, consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.0% based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity), at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. Base management fees for any partial quarter are prorated based on the number of days in the quarter.
The incentive fee has two parts. One part ("Part One") is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. “Pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination and sourcing, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as original issue discount, or "OID", debt instruments with PIK interest, equity investments with accruing or PIK dividend, and zero coupon securities), accrued income that we have not yet received in cash.

Pre-incentive fee net investment income does not include any realized gains, realized losses, unrealized capital appreciation or unrealized capital depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized capital losses and unrealized capital depreciation.
Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 1.75% per quarter. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for OFS Advisor to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. There is no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate, and there is no delay of payment if prior quarters are below the quarterly hurdle rate. Pre-incentive fee net investment income fees are prorated for any partial quarter based on the number of days in such quarter.
We pay OFS Advisor an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate;

•
100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.1875%) as the “catch-up” provision. The catch-up is meant to provide OFS Advisor with 20.0% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this pre-incentive fee net investment income exceeds 2.1875% in any calendar quarter; and

•	20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter.
The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income
The second part ("Part Two") of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and is calculated at the end of each applicable year by subtracting (a) the sum of our cumulative aggregate realized capital losses and our aggregate unrealized capital depreciation from (b) our cumulative aggregate realized capital gains. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20.0% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee for such year. The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains and (losses) plus net unrealized appreciation and (depreciation) is positive.
The cumulative aggregate realized capital gains are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in our portfolio when sold and (b) the accreted or amortized cost basis of such investment.
The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (a) the net sales price of each investment in our portfolio when sold is less than (b) the accreted or amortized cost basis of such investment.
The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in our portfolio as of the applicable Capital Gains Fee calculation date and (b) the accreted or amortized cost basis of such investments. Unrealized capital appreciation is accrued, but not paid until said appreciation is realized. We accrue the Capital Gains Fee if, on a cumulative basis, the sum of the net realized capital gains (and losses) plus net unrealized appreciation (and depreciation) is positive. The Capital Gains Fee for any partial year is prorated based on the number of days in such year.
The base management fee is payable quarterly in arrears and was $689 and $-0- for the year ended December 31, 2016, and the period from December 8 (inception) through December 31, 2015, respectively.
Examples of Incentive Fee Calculation
Example 1—Income Related Portion of Incentive Fee:
Assumptions

•	Hurdle rate(1) = 1.75%

•	Management fee(2) = 0.50%

•	Other estimated expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

(1)	Represents a quarter of the 7.0% annualized hurdle rate.

(2)	Represents a quarter of the 2.0% annualized management fee, which became effective August 30, 2016.

(3)	Excludes estimated offering expenses.
Alternative 1
Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 1.25%

•	Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 0.55%
Pre-incentive fee net investment income does not exceed the hurdle rate, therefore there is no incentive fee.
Alternative 2
Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 2.80%

•	Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 2.10%
Pre-incentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee.

Incentive Fee	=	100% × “Catch-Up” + the greater of 0% AND (20% × (pre-incentive fee net investment income – 2.1875%))

	=	(100% ×(2.10% – 1.75%)) + 0%

	=	100% × 0.35%

	=	0.35%
Alternative 3
Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 3.50%

•	Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 2.80%
Pre-incentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee.

Incentive Fee	=	100% × “Catch-Up” + the greater of 0% AND (20% × (pre-incentive fee net investment income – 2.1875%))

	=	(100% × (2.1875% – 1.75%)) + (20% × (2.80% – 2.1875%))

	=	0.4375% + (20% × 0.6125%)

	=	0.4375% + 0.1225%

	=	0.56%

Example 2—Capital Gains Portion of Incentive Fee:
Alternative 1
Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)

•	Year 2: Investment A is sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million

•	Year 3: FMV of Investment B determined to be $25 million

•	Year 4: Investment B sold for $31 million
The capital gains portion of the incentive fee, if any, would be:

•	Year 1: None (no sales transactions)

•	Year 2: $6 million (20% multiplied by $30 million realized capital gains on sale of Investment A)

•	Year 3: None; $5 million (20% multiplied by $30 million cumulative realized capital gains less $5 million cumulative unrealized capital depreciation) less $6 million (Capital Gains Fee paid in Year 2)

•	Year 4: $200,000; $6.2 million (20% multiplied by $31 million cumulative realized capital gains) less $6 million (Capital Gains Fee paid in Year 2)

Alternative 2
Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million

•	Year 4: FMV of Investment B determined to be $35 million

•	Year 5: Investment B sold for $20 million
The capital gains portion of the incentive fee, if any, would be:

•	Year 1: None (no sales transactions)

•	Year 2: $5 million (20% multiplied by $30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)

•
Year 3: $1.4 million; $6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains on Investment A and Investment C less $3 million cumulative unrealized capital depreciation on Investment B)) less $5 million (Capital Gains Fee paid in Year 2)

•
Year 4: $0.6 million; $7 million (20% multiplied by $35 million (cumulative realized capital gains on Investment A and Investment C)) less $6.4 million (cumulative Capital Gains Fee paid in all prior years)

•
Year 5: None; $5 million (20% multiplied by $25 million ($35 million cumulative realized capital gains on Investments A and C less $10 million realized capital losses on Investment B)) less $7 million (cumulative Capital Gains Fee paid in all prior years))

Reimbursement of Expenses
Prior to the effective date of the Investment Advisory Agreement, OFS Advisor paid the costs relating to our organization and the Offering, and has and may continue to do so for so long as the Investment Advisory Agreement is in effect. Organization costs will include, without limitation, the cost of incorporation, including legal fees related to the organization of the Company, its related documents of organization and, its initial operating agreements; independent audit of the Company's seed-state financial statements; its election to be treated as a BDC; and salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in these activities. Offering costs include legal, accounting, printing and other expenses pertaining to the preparation of the private placement memorandum relating to the Offering; the related dealer-manager agreement; and the salaries and direct expenses of OFS Advisor’s personnel and employees of its affiliates and others while engaged in such activities; costs associated with technology integration between our systems and those of our participating broker-dealers, permissible due diligence reimbursements, marketing expenses, salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in marketing the shares, which will include development of marketing materials and marketing presentations and training and educational meetings and generally coordinating the marketing process for us.
For so long as the Investment Advisory Agreement is in effect, we will reimburse OFS Advisor for the organization and offering expenses incurred by OFS Advisor on our behalf in an amount up to 1.5% of the gross proceeds raised by us in the Offering. Our obligation to reimburse OFS Advisor for the organization and offering costs incurred by OFS Advisor on our behalf will terminate three years from the date on which each such expense was incurred.
Investment Sub-Advisory Agreement
Pursuant to the Investment Sub-Advisory Agreement, Evolv will:

•	evaluate and advise on our private capital market strategy, including market trends and terms;

•	provide financial and strategic planning advice and analysis;

•	assist in establishing our operational readiness and selecting and negotiating engagements with third party service providers;

•	coordinate the dissemination of customary information to interested parties; and

•	assist in the sourcing (without quantitative or qualitative analysis) of prospective acquisitions and dispositions.

Sub-Advisory Fees
The Investment Sub-Advisory Agreement provides that Evolv will receive a portion of all management and incentive fees payable to OFS Advisor under the Investment Advisory Agreement. On an annualized basis, Evolv will earn 20% of the fees paid to OFS Advisor under the Investment Advisory Agreement with respect to each year, which fees are payable to Evolv quarterly in arrears. Such fees payable to Evolv will accrue but not be payable until we have reimbursed OFS Advisor, pursuant to the Investment Advisory Agreement, for expenses relating to our organization and offerings of our common stock and for any amounts, other than amounts attributable to offering expenses, for which it is entitled to be reimbursed, or would be so entitled but for the passage of time, pursuant to the terms of the expense support and conditional reimbursement agreement we have entered into with OFS Advisor; however, OFS Advisor has and may continue to make periodic, discretionary advances to Evolv to be set-off against earned and payable sub-advisory fees when due. See “—Investment Advisory Agreement–Reimbursement of Expenses” and “—Expense Support Agreement.”
Payment of Our Expenses
Evolv assumes no obligation with respect to, and will not be responsible for, our expenses or the expenses of OFS Advisor. Evolv will pay all expenses incurred by it in connection with the activities it undertakes to meet its obligations under the Investment Sub-Advisory Agreement. To the extent that OFS Advisor requests Evolv in writing to incur any expenses that would not otherwise be reimbursable by us, OFS Advisor will reimburse Evolv for such expenses.
Duration and Termination
The Investment Sub-Advisory Agreement became effective on August 30, 2016, when we satisfied our Minimum Offering Requirement. Unless earlier terminated as described below, the Investment Sub-Advisory Agreement will remain in effect for a period of two years from August 30, 2016, and will remain in effect from year-to-year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not interested persons. The Investment Sub-Advisory Agreement may be terminated at any time by Evolv upon not less than 60 days’ prior written notice to us and OFS Advisor, or by us or OFS Advisor upon not less than 60 days’ prior written notice to Evolv and upon the vote of a majority of our outstanding voting securities or the vote of a majority of our independent directors. The Investment Sub-Advisory Agreement will automatically terminate in the event of its assignment. For the three year period following termination of the Investment Sub-Advisory Agreement, other than for cause, as such term is defined in the Investment Sub-Advisory Agreement, Evolv will be entitled to receive 20% of the management fee and incentive fee received by OFS Advisor with respect to the Company’s net asset value on the last day of the calendar quarter in which the Investment Sub-Advisory Agreement is terminated on the date of termination. For purposes of calculating this fee payable to Evolv, such net asset value will be deemed to decrease by 4% every quarter in such three-year period.
Payment of Our Expenses
Our primary operating expenses include the payment of fees to OFS Advisor under the Investment Advisory Agreement, professional fees, and our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. Additionally, we will pay interest expense on any outstanding debt under any new credit facility or other debt instrument we may enter into. We bear all other out-of-pocket costs and expenses of our operations and transactions, whether incurred by us directly or on our behalf by a third party, including:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

•	transfer agent and custodial fees;

•	out-of-pocket fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

•	direct costs, such as printing, mailing and long-distance telephone;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

•
other expenses incurred by either OFS Services or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion (subject to the review and approval of our board of directors) of salaries and overhead.

Duration and Termination
Unless terminated earlier as described below, the Investment Advisory Agreement will remain in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by OFS Advisor and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice.
Expense Support Agreement
OFS Advisor provides us expense support under an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) dated July 15, 2016, pursuant to which OFS Advisor will pay to us a portion of our operating expenses (an “Expense Support Payment”) for each quarter in which we declare a distribution to our shareholders. The Expense Support Agreement is designed to ensure no portion of our distribution to shareholders will be paid from Offering proceeds, and will provide for expense reduction payments to us in any quarterly period our cumulative distributions to shareholders exceeds our cumulative distributable ordinary income and net realized gains.
The Expense Support Agreement also provides for reimbursement of these payments by us to OFS Advisor conditioned upon our maintenance of our historic distribution rate and our realization of unsupported an "other operating expenses" ratio below historic levels of supported expense ratios for the period(s) to be reimbursed. For this purpose, “other operating expenses” means all of our operating expenses, excluding organizational and offering expenses, base management fees and incentive fees, distribution and shareholder servicing fees, financing fees and interest, and brokerage commissions and extraordinary expenses. In addition, our obligation to reimburse each Expense Support Payment will terminate three years from the end of the fiscal year in which such Expense Support Payment is made.
The Expense Support Agreement may be terminated by OFS Advisor, without payment of any penalty, upon written notice to us. In addition, the Expense Support Agreement will automatically terminate in the event of (i) our termination of the Investment Advisory Agreement, or (ii) our dissolution or liquidation. The expense reimbursement may not be made for the purpose or effect of increasing the amount of the incentive fee to be paid by us to OFS Advisor.
OFS Advisor voluntarily agreed to provide expense support for operating expenses, excluding organization and operating expenses, which are separately supported under the Investment Advisory Agreement, incurred through December 31, 2016, and to only seek reimbursement for such voluntary expense support in accordance with the Expense Support Agreement as if such expense support had been required by the Expense Support Agreement in connection with a distribution at an annualized rate of 7.0% per share.
Administration Agreement
Pursuant to the Administration Agreement, OFS Services, an affiliate of OFS Advisor, provides the administrative services necessary for us to operate. OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, and bookkeeping and record keeping services at such facilities. Under the Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our shareholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our shareholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, OFS Services would provide managerial assistance on our behalf to certain portfolio companies that accept our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our board of directors) of OFS Services’ overhead in performing its obligations under the Administration Agreement, including rent, information technology, and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. The Administration Agreement may be renewed annually with the approval of our board of directors, including a majority of our directors who are not “interested persons.” The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that OFS Services outsources any of its functions we pay the fees associated with such functions at cost without incremental profit to OFS Services.
We incurred administration fee expenses of $145,440 and $-0- for the year ended December 31, 2016, and the period December 8 (inception) through December 31, 2015, respectively.
Indemnification
The Investment Advisory Agreement and the Administration Agreement both provide that OFS Advisor, OFS Services and their affiliates’ respective officers, directors, members, managers, shareholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement or the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Investment Advisory Agreement or the Administration Agreement.
The Investment Sub-Advisory Agreement, provides that we will indemnify Evolv against any loss arising from, or in connection with, Evolv’s performance of its obligations under the Investment Sub-Advisory Agreement, and OFS Advisor will indemnify Evolv and us against any loss arising from, or in connection with, OFS Advisor’s breach of the terms, representations and warranties under the Investment Sub-Advisory Agreement or otherwise based upon the performance of OFS Advisor’s duties or obligations under the Investment Sub-Advisory Agreement or in its role as our investment adviser, including by reason of any pending, threatened or completed claim, action, suit, investigation or other proceeding or regulatory or self-regulatory inquiry (including an action or suit by or in the right of us or OFS Advisor and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with OFS Advisor, including, without limitation, its manager); provided, however, that Evolv shall not be indemnified for any loss that is sustained as a result of Evolv’s willful misfeasance, bad faith, or gross negligence in the performance of Evolv’s duties or by reason of the reckless disregard of Evolv’s duties and obligations under the Investment Sub-Advisory Agreement.
Nothing in the Investment Advisory Agreement, Administration Agreement or Investment Sub-Advisory Agreement will be construed to provide for the indemnification of any party or any limitation on the liability of any party that would, in either case, be in violation of applicable law, but such provisions shall otherwise be construed so as to effectuate the provisions of the Investment Advisory Agreement, the Administration Agreement, or the Investment Sub-Advisory Agreement to the fullest extent permitted by applicable law.
Board Approval of the Investment Advisory, Administrative, and Investment Sub-Advisory Agreements
Our board, including our independent directors, approved the Investment Advisory Agreement at a meeting held on July 15, 2016. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by OFS Advisor;

•	the fee structures of comparable externally managed BDCs that engage in similar investing activities;

•	our projected operating expenses and expense ratio compared to BDCs with similar investment objectives;

•	any existing and potential sources of indirect income to OFS Advisor from its relationship with us and the profitability of that relationship, including through the Investment Advisory Agreement;

•	information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; and

•	the organizational capability and financial condition of OFS Advisor and its affiliates.
Based on the information reviewed and the discussion thereof, the board of directors, including a majority of the non-interested directors, concluded that the investment advisory fee rates are reasonable in relation to the services to be provided and approved the Investment Advisory Agreement as being in the best interests of our shareholders.
Our board of directors, including our independent directors, approved the Investment Sub-Advisory Agreement at a meeting held on July 15, 2016. In reaching a decision to approve the Investment Sub-Advisory Agreement, our board of directors will review a significant amount of information and consider, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by Evolv;

•	the fee structures of comparable externally managed BDCs that engage in similar investing activities;

•	our projected operating expenses and expense ratio compared to BDCs with similar investment objectives;

•	any existing and potential sources of indirect income to Evolv from their relationships with us and the profitability of those relationships;

•	information about the services to be performed and the personnel performing such services under the Investment Sub-Advisory Agreement;

•	the organizational capability and financial condition of Evolv and its affiliates; and

•	the possibility of obtaining similar services from other third party service providers or through an internally managed structure.
Based on the information reviewed and the discussion thereof, our board of directors, including a majority of the non-interested directors, concluded that the investment advisory fee rates are reasonable in relation to the services to be provided and approve the Investment Sub-Advisory Agreement as being in the best interests of our shareholders.
The Administration Agreement was approved by our board of directors on March 31, 2016, became effective on July 15, 2016
Staffing Agreement
We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the OFS senior professionals to achieve our investment objective. OFS Advisor is a subsidiary of OFSAM and depends upon access to the investment professionals and other resources of OFSAM and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. OFS Advisor also depends upon OFSAM to obtain access to deal flow generated by the professionals of OFSAM and its affiliates. Under the Staffing Agreement between OFSC and OFS Advisor, OFSC provides OFS Advisor with the resources necessary to fulfill these obligations. The Staffing Agreement provides that OFSC make available to OFS Advisor experienced investment professionals and access to the senior investment personnel of OFSC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of the Advisor Investment Committees serve in such capacity (including Mr. Ressler, who is currently the Chairman of the Middle-Market Investment Committee).
The Staffing Agreement is renewable by the parties thereto on an annual basis. Services under the Staffing Agreement are provided to OFS Advisor on a direct cost reimbursement basis, and such fees are not our obligation.
OFSC also has entered into a staffing and corporate services agreement with OFS Services. Under this agreement, OFSC makes available to OFS Services experienced investment professionals and access to the administrative resources of OFS Services.
Regulation
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act.
In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by “a majority of our outstanding voting securities” as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.
We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if (1) our board of directors determines that such sale is in our best interests and the best interests of our shareholders, and (2) our shareholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities.
As a BDC, we are required to meet a coverage ratio of the value of total assets to senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On October 12, 2016, we received exemptive relief from the SEC to permit us to co-invest in portfolio companies with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are generally permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies.
Legislation has been introduced in the U.S. House of Representatives intended to revise certain regulations applicable to BDCs. The legislation provides for (i) modifying the asset coverage ratio from 200% to 150%, (ii) permitting BDCs to file registration statements with the U.S. Securities and Exchange Commission that incorporate information from already-filed reports by reference, (iii) utilizing other streamlined registration processes afforded to operating companies, and (iv) allowing BDCs to own investment adviser subsidiaries. There are no assurances as to when the legislation will be enacted by Congress, if at all, or, if enacted, what final form the legislation would take.
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies. None of our investment policies are fundamental and may be changed without shareholder approval.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s assets, as defined by the 1940 Act. The principal categories of qualifying assets relevant to our business are the following:

(a)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:

•	is organized under the laws of, and has its principal place of business in, the United States;

•
is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•	satisfies either of the following:

•
does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or

•
is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.

(b)	Securities of any eligible portfolio company which we control.

(c)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(d)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(e)	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

(f)	Cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.
Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company.
The regulations defining qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.
Managerial Assistance to Portfolio Companies
A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (a), (b) or (c) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance, although this may not be the sole method by which the BDC satisfies the requirement to make available managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
Temporary Investments
Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets, as defined by the 1940 Act, are qualifying assets or temporary investments. Typically, we invest in highly rated commercial paper, U.S. Government agency notes, and U.S. Treasury bills or repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Consequently, repurchase agreements are functionally similar to loans. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, the 1940 Act and certain diversification tests in order to qualify as a RIC for federal income tax purposes typically require us to limit the amount we invest with any one counterparty. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. OFS Advisor monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Warrants and Options
Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) our shareholders authorize the proposal to issue such warrants, and our board of directors approves such issuance on the basis that the issuance is in the best interests of Hancock Park and its shareholders and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors–Risks Related to BDCs". Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital. As a BDC, we will need to raise additional capital, which will expose us to risks, including the typical risks associated with leverage.”
Codes of Ethics
We and OFS Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available, free of charge, on our website at www.hancockparkbdc.com.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to OFS Advisor. The proxy voting policies and procedures of OFS Advisor are set out below. The guidelines are reviewed periodically by OFS Advisor and our directors who are not “interested persons,” and, accordingly, are subject to change. For purposes of these proxy voting policies and procedures described below, “we,” “our” and “us” refer to OFS Advisor.
Introduction
As an investment adviser registered under the Advisers Act, we have a fiduciary duty to act solely in the best interests of our clients. As part of this duty, we recognize that we must vote client securities in a timely manner free of conflicts of interest and in the best interests of our clients.
These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.
Proxy Policies
We vote proxies relating to our portfolio securities in what we perceive to be the best interest of our clients. We review on a case-by-case basis each proposal submitted to a shareholder vote to determine its effect on the portfolio securities held by our clients. In most cases we will vote in favor of proposals that we believe are likely to increase the economic value of the underlying portfolio securities held by our clients. Although we will generally vote against proposals that may have a negative effect on our clients’ portfolio securities, we may vote for such a proposal if there exist compelling long-term reasons to do so.
Our proxy voting decisions are made by those senior officers who are responsible for monitoring each of our clients’ investments. To ensure that our vote is not the product of a conflict of interest, we require that (1) anyone involved in the decision-making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, we will disclose such conflicts to our client, including with respect to the Company, those directors who are not interested persons and we may request guidance from such persons on how to vote such proxies for their account.
Proxy Voting Records
You may obtain information about how we voted proxies for the Company, free of charge, by making a written request for proxy voting information to: Hancock Park Corporate Income, Inc., 10 S. Wacker Drive, Suite 2500, Chicago, Illinois 60606, Attention: Investor Relations, or by calling us at (847) 734-2000. The SEC also maintains a website at
http://www.sec.gov that contains such information.
Privacy Principles
We are committed to maintaining the privacy of our shareholders and to safeguarding their nonpublic personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.
Generally, we do not receive any nonpublic personal information relating to our shareholders, although certain nonpublic personal information of our shareholders may become available to us. We do not disclose any nonpublic personal information about our shareholders or former shareholders to anyone, except as permitted by law or as is necessary in order to service shareholder accounts (for example, to a transfer agent or third-party administrator).

We restrict access to nonpublic personal information about our shareholders to employees of OFS Advisor and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our shareholders.
Emerging Growth Company
We are an emerging growth company as defined in the JOBS Act and are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years following the completion of our initial public offering or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.
Other
We are subject to periodic examination by the SEC for compliance with the Securities Exchange Act of 1934, or the Exchange Act, and the 1940 Act.
We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
We and OFS Advisor each have adopted and implemented written policies and procedures reasonably designed to prevent violation of relevant federal securities laws, will review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and have designated a chief compliance officer to be responsible for administering the policies and procedures.
We are generally prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the BDC prohibition on transactions with affiliates to prohibit all “joint transactions” between entities that share a common investment adviser. Further, the 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On October 12, 2016, we received exemptive relief from the SEC to permit us to co-invest in portfolio companies with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are generally permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies.
The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. As a result, unless under the Order, we only expect to co-invest on a concurrent basis with certain funds advised by OFS Advisor when each of us will own the same securities of the issuer and when no term is negotiated other than price. Any such investment would be made, subject to compliance with existing regulatory guidance, applicable regulations and OFS Advisor’s allocation policy. If opportunities arise that would otherwise be appropriate for us and for another fund advised by OFS Advisor to invest in different securities of the same issuer, OFS Advisor will need to decide which fund will proceed with the investment. The decision by OFS Advisor to allocate an opportunity to another entity could cause us to forego an investment opportunity that we otherwise would have made. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which another fund advised by OFS Advisor has previously invested.
Our internet address is www.hancockparkbdc.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Material U.S. Federal Income Tax Considerations
Election to be Taxed as a RIC
We intend to elect to be taxed as a RIC under Subchapter M of the Code. As a RIC, we will not be required to pay corporate-level federal income taxes on any income that we distribute to our shareholders from our otherwise taxable earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements, as described below. In addition, to receive RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income” as defined by the Code ("ICTI"), which is generally our net ordinary income plus our net short-term capital gains in excess of net long-term capital losses, if any (the “Annual Distribution Requirement”). The excess of net long-term capital gains over net short-term capital losses, if any ("Net Capital Gains"), are not a component of the Annual Distribution Requirement, but impacts taxable income if not distributed as discussed below.
Taxation as a RIC
Once we have made our RIC election, if we:

•	maintain our qualification as a RIC; and

•	satisfy the Annual Distribution Requirement;
then we will not be subject to U.S. federal income tax on the portion of our ICTI or Net Capital Gains we distribute to shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any ICTI or Net Capital Gain not distributed (or deemed distributed) to our shareholders.
As a RIC, we will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year (or, if we so elect, for that calendar year) and (3) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax (the “Excise Tax Avoidance Requirement”). We may choose to retain a portion of our ordinary income and/or capital gain net income in any year and pay the 4% U.S. federal excise tax on the retained amounts.
Once qualified as a RIC, order to maintain such qualification, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

•
derive in each taxable year at least 90% of our gross income from dividends, interest, certain payments with respect to loans of stock and securities, gains from the sale or other disposition of stock, securities, or foreign currencies and other income (including but not limited to gains from options, futures or forward contracts) derived with respect to our business of investing in such stock, securities or currencies, and net income derived from interests in “qualified publicly traded partnerships,” as such term is defined in the Code (the "90% Income Test"); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities, with such other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of our assets and 10% of the outstanding voting securities of such issuer; and

•
no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that we control (as determined under applicable tax rules) and that are engaged in the same, similar or related trades or businesses or of one or more qualified publicly traded partnerships (the “Diversification Tests”).

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income taxes, franchise taxes, or withholding liabilities.
We may be required to recognize ICTI in circumstances in which we do not receive a corresponding payment in cash. For example, we hold a debt obligation that are treated under applicable tax rules as having OID, and if we acquire debt instruments with PIK interest, we must include in income each year a portion of the OID and PIK interest that accrues for that year (as it accrues over the life of the obligation), regardless of whether cash representing such income is received by us in the same taxable year. The continued recognition of non-cash ICTI may cause difficulty in meeting the Annual Distribution Requirement. We may be required to sell investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities to meet this requirement. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
Certain of our investment practices may be subject to special and complex federal income tax provisions that may, among other things, (1) treat dividends that would otherwise qualify for the dividends received deduction or constitute qualified dividend income as ineligible for such treatment, (2) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (3) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (4) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (5) cause us to recognize income or gain without receipt of a corresponding distribution of cash, (6) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (7) adversely alter the characterization of certain complex financial transactions and (8) produce income that will not be considered "qualifying income" for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections to mitigate the potential adverse effect of these provisions, but there can be no assurance that any adverse effects of these provisions will be mitigated.
If we purchase shares in a “passive foreign investment company” (a “PFIC”), we may be subject to federal income tax on our allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if our allocable share of such income is distributed as a taxable dividend to its shareholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in its income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% excise tax.
Some of the income and fees that we may recognize would result in ICTI that would not be "qualifying income" for the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may recognize such income and fees directly or indirectly through one or more entities taxed as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately reduces our return on such income and fees.
Failure to Qualify as a RIC
If we are unable to maintain our qualification as a RIC, we will be subject to tax on all of our ICTI and Net Capital Gains at regular corporate rates; we would not receive a dividend deduction for any distributions to our shareholders. Distributions would not be required, and any distributions would be taxable to our shareholders as ordinary dividend income that would, for qualifying non-corporate U.S. shareholders, be eligible for the current 20% maximum rate to the extent of our current and accumulated earnings and profits (subject to limitations under the Code). Subject to certain limitations under the Code, corporate distributions would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis (reducing that basis accordingly), and any remaining distributions would be treated as a capital gain. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of ten years, in order to qualify as a RIC in a subsequent year.

Item 1A.	Risk Factors
RISK FACTORS
Investing in our common stock involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our common stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value could decline, and you may lose all or part of your investment.
Risks Related to Our Business and Structure
We have a limited operating history.
We are a new company and are subject to all of the business risks and uncertainties associated with any business with a limited operating history, including the risk that we will not achieve or sustain our investment objective and that the value of our common stock could decline substantially
Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.
The current worldwide financial market situation, as well as various social and political tensions in the U.S. and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, accordingly, on February 1, 2017, the U.K. Parliament voted in favor of allowing the U.K. government to begin the formal process of Brexit. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.
Additionally, as a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
We are dependent upon the OFS senior professionals for our future success and upon their access to the investment professionals and partners of OFS and its affiliates.
We do not have any internal management capacity or employees. We will depend on the diligence, skill and network of business contacts of the OFS senior professionals to achieve our investment objective. Our future success will depend, to a significant extent, on the continued service and coordination of the OFS senior management team, particularly Bilal Rashid, Senior Managing Director and President of OFSC, Jeffrey Cerny, Senior Managing Director and Treasurer of OFSC and Mark Hauser, Senior Managing Director of OFSC. Each of these individuals is an employee at will of OFSC and, with the exception of Mr. Hauser, is not subject to an employment contract. In addition, we rely on the services of Richard Ressler, Chairman of the executive committee of OFSAM and Chairman of the Advisor Investment Committees, pursuant to a consulting agreement with Orchard Capital Corporation. The departure of Mr. Ressler or any of the senior managers of OFSC, or of a significant number of its other investment professionals, could have a material adverse effect on our ability to achieve our investment objective.
We expect that OFS Advisor will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that OFS senior professionals will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with OFS and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio or achieve our investment objective. In addition, individuals with whom the OFS senior professionals have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.
OFS Advisor is a subsidiary of OFSAM that has no employees and depends upon access to the investment professionals and other resources of OFS and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. OFS Advisor also depends upon OFS to obtain access to deal flow generated by the professionals of OFS and its affiliates. Under a Staffing Agreement between OFSC, a subsidiary of OFSAM that employs OFS’s personnel, and OFS Advisor, OFSC has agreed to provide OFS Advisor with the resources necessary to fulfill these obligations. The Staffing Agreement provides that OFSC will make available to OFS Advisor experienced investment professionals and access to the senior investment personnel of OFSC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. We are not a party to this Staffing Agreement and cannot assure shareholders that OFSC will fulfill its obligations under the agreement. If OFSC fails to perform, we cannot assure shareholders that OFS Advisor will enforce the Staffing Agreement or that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of OFSC and its affiliates or their information and deal flow.
The investment committee that oversees our investment activities are provided by OFS Advisor under the Investment Advisory Agreement. The Middle-Market Investment Committee consists of Richard Ressler (Chairman), Jeffrey Cerny, Mark Hauser, and Bilal Rashid. The loss of any member of the Middle-Market Investment Committees or of other OFS senior professionals could limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition and results of operation.
Our business model depends to a significant extent upon strong referral relationships with financial institutions, sponsors and investment professionals. Any inability of OFS Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We depend upon OFS Advisor to maintain relationships with financial institutions, sponsors and investment professionals, and we will continue to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If OFS Advisor fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of OFS Advisor have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.
Our financial condition and results of operation will depend on our ability to manage our business effectively.
Our ability to achieve our investment objective and grow will depend on our ability to manage our business. This will depend, in turn, on the ability of the Advisor Investment Committees to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon the execution by the Advisor Investment Committees to execute our investment process, their ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. OFS Advisor will have substantial responsibilities under the Investment Advisory Agreement. The OFS Advisor's senior professionals and other personnel of OFS Advisor's affiliates, including OFSC, may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients.
OFS Advisor and its affiliates manage other assets, including those of other BDCs and CLO funds, and may manage other entities in the future, and these other funds and entities may have similar or overlapping investment strategies. Our executive officers, directors and members of the Advisor Investment Committees serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by OFS Advisor or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our shareholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, OFS Advisor currently serves as the investment adviser to OFS Capital, a publicly-traded BDC, that invests in senior secured loans of middle-market companies in the United States, similar to those we target for investment, including first-lien, second-lien and unitranche loans as well as subordinated loans and, to a lesser extent, warrants and other equity securities. Therefore, many investment opportunities will satisfy the investment criteria for both OFS Capital and us. OFS Capital operates as a distinct and separate entity and any investment in our common stock will not be an investment in OFS Capital. In addition, our executive officers and certain of our independent directors serve in substantially similar capacities for OFS Capital. Similarly, OFS Advisor and/or its affiliates may have other clients with, similar, different or competing investment objectives. In serving in these multiple capacities, our executive officers and directors, OFS Advisor and/or its affiliates, and members of the Advisor Investment Committees may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our shareholders.

•	investment guidelines and/or restrictions, if any, under law or set forth in the applicable organizational, offering or similar documents for the investment vehicles;

•	risk and return profile of the investment vehicles;

•	suitability/priority of a particular investment for the investment vehicles;

•	if applicable, the targeted position size of the investment for the investment vehicles;

•	level of available cash for investment with respect to the investment vehicles;

•	total amount of funds committed to the investment vehicles; and

•	the age of the investment vehicles and the remaining term of their respective investment periods, if any.
Application of one or more of the factors listed above may result in the allocation of an investment opportunity to OFS Capital or any other investment vehicle advised by OFS Advisor over us.
OFS Advisor, OFSAM and their other affiliates have both subjective and objective procedures and policies in place designed to manage the potential conflicts of interest between OFS Advisor’s fiduciary obligations to us and its similar fiduciary obligations to other clients. For example, such policies and procedures will be designed to ensure that investment opportunities are allocated in a fair and equitable manner among us OFS Advisor’s other clients. An investment opportunity that is suitable for multiple clients of OFS Advisor and its affiliates may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act.
There can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.
Our independent directors may face conflicts of interest related to their obligations to the affiliated BDC for which they also serve as independent directors.
The independent directors of our board of directors also comprise the independent directors of the board of directors of OFS Capital, an affiliated BDC that is also managed by OFS Advisor. In their capacities as directors for a BDC board, the independent directors have a duty to make decisions on behalf of that BDC that are in the best interests of that BDC and its shareholders. Accordingly, our independent directors may face conflicts of interest when making a decision on behalf of one BDC that may not be in the best interest of the other BDC. For example, the SEC has granted exemptive relief to us, OFS Advisor, OFS Capital, and certain other of our affiliates to co-invest in certain transactions that would otherwise be prohibited by the 1940 Act. In accordance with that relief, the independent directors must make certain findings on behalf of each BDC with respect to initial co-investment transactions, including that the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the BDC and its shareholders and do not involve overreaching in respect of the BDC or its shareholders on the part of any of the other participants in the proposed transaction. Under such circumstances, the independent directors may face conflicts of interest when making these determinations on behalf of us and OFS Capital.
Members of the Advisor Investment Committees, OFS Advisor or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.
OFS senior professionals and members of the Advisor Investment Committees may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us and our shareholders.

To the extent PIK interest and PIK dividends constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.
Our investments may include contractual PIK interest or PIK dividends, which represents contractual interest or dividends added to a loan balance or equity security and due at the end of such loan’s or equity security’s term. To the extent PIK interest and PIK dividends constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash. Such risks include:

•
The higher interest or dividend rates of PIK instruments reflect the payment deferral and increased risk associated with these instruments, and PIK instruments often represent a significantly higher risk than non-PIK instruments.

•	Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.

•
PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK income may also create uncertainty about the source of our cash distributions.

•
For accounting purposes, any cash distributions to shareholders representing PIK income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. As a result, despite the fact that a distribution representing PIK income could be paid out of amounts invested by our shareholders, the 1940 Act does not require that shareholders be given notice of this fact by reporting it as a return of capital.

•
PIK interest or dividends have the effect of generating investment income at a compounding rate, thereby further increasing the incentive fees payable to OFS Advisor. Similarly, all things being equal, the deferral associated with PIK interest or dividends also decreases the investment principal-to-value ratio at a compounding rate.

The valuation process for certain of our portfolio holdings may create a conflict of interest.
Many of our portfolio investments may be made in the form of securities that are not publicly traded. As a result, our board of directors will determine the fair value of these securities in good faith as described below in “Many of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.” In connection with that determination, investment professionals from OFS Advisor may provide our board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, the members of our board of directors who are not independent directors have a substantial indirect pecuniary interest in OFS Advisor. The participation of the OFS Advisor’s investment professionals in our valuation process, and the indirect pecuniary interest in OFS Advisor by those members of our board of directors, could result in a conflict of interest since OFS Advisor’s management fee is based, in part, on our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity).
We may have additional conflicts related to other arrangements with OFS Advisor or its affiliates.
We rent office space from a subsidiary of OFSAM and pay to that subsidiary our allocable portion of overhead and other expenses incurred in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer and chief accounting officer. This will create conflicts of interest that our board of directors must monitor.
The Investment Advisory Agreement with the OFS Advisor and the Administration Agreement with OFS Services were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.
The Investment Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to OFS Advisor, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we could choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with OFS Advisor, OFS Services and their respective affiliates. Any such decision, however, would breach our fiduciary obligations to our shareholders.
Our ability to enter into transactions with our affiliates will be restricted, which may limit the scope of investments available to us.
BDCs generally are prohibited under the 1940 Act from knowingly participating in certain transactions with their affiliates without the prior approval of their independent directors and, in some cases, of the SEC. Those transactions include purchases and sales, and so-called “joint” transactions, in which a BDC and one or more of its affiliates engage in certain types of profit-making activities. Any person that owns, directly or indirectly, five percent or more of a BDC’s outstanding voting securities will be considered an affiliate of the BDC for purposes of the 1940 Act, and a BDC generally is prohibited from engaging in purchases or sales of assets or joint transactions with such affiliates, absent the prior approval of the BDC’s independent directors. Additionally, without the approval of the SEC, a BDC is prohibited from engaging in purchases or sales of assets or joint transactions with the BDC’s officers, directors, and employees, and advisor (and its affiliates).
BDCs may, however, invest alongside certain related parties or their respective other clients in certain circumstances where doing so is consistent with current law and SEC staff interpretations. For example, a BDC may invest alongside such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the BDC’s advisor, acting on the BDC’s behalf and on behalf of other clients, negotiates no term other than price. Co-investment with such other accounts is not permitted or appropriate under this guidance when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between the BDC’s interests and those of other accounts. Moreover, except in certain circumstances, this guidance does not permit a BDC to invest in any issuer in which the advisor or other affiliates has previously invested.
On October 12, 2016, we received exemptive relief from the SEC to permit us to co-invest in portfolio companies with certain Affiliated Funds, provided we comply with the Order. Pursuant to the Order, we are generally permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies.
When we invest alongside OFSAM and its affiliates or their respective other clients, OFS Advisor will, to the extent consistent with applicable law, regulatory guidance, or the Order, allocate investment opportunities in accordance with its allocation policy. Under this allocation policy, if two or more investment vehicles with similar or overlapping investment strategies are in their investment periods, an available opportunity will be allocated based on the provisions governing allocations of such investment opportunities in the relevant organizational, offering or similar documents, if any, for such investment vehicles. In the absence of any such provisions, OFS Advisor will consider the following factors and the weight that should be given with respect to each of these factors:

•	investment guidelines and/or restrictions, if any, set forth in the applicable organizational, offering or similar documents for the investment vehicles;

•	risk and return profile of the investment vehicles;

•	suitability/priority of a particular investment for the investment vehicles;

•	if applicable, the targeted position size of the investment for the investment vehicles

•	level of available cash for investment with respect to the investment vehicles;

•	total amount of funds committed to the investment vehicles; and

•	the age of the investment vehicles and the remaining term of their respective investment periods, if any.
In situations where co-investment with other accounts is not permitted or appropriate, OFS Advisor will need to decide which account will proceed with the investment. The decision by OFS Advisor to allocate an opportunity to another entity could cause us to forego an investment opportunity that we otherwise would have made. These restrictions, and similar restrictions that limit our ability to transact business with our officers or directors or their affiliates, may limit the scope of investment opportunities that would otherwise be available to us.
We may finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.
The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. We may pledge up to 100% of our assets and may grant a security interest in all of our assets, under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock. Our ability to service our debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, because the management fee payable to OFS Advisor is payable based on our total assets, OFS Advisor will have a financial incentive to incur leverage which may not be consistent with our shareholders’ interests. In addition, our common shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fee payable to OFS Advisor.
As a BDC, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions.
Changes in interest rates will affect our cost of capital and net investment income.
To the extent we borrow money or issue preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.
A rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase of the amount of incentive fees payable to OFS Advisor.
We may enter into reverse repurchase agreements, which are another form of leverage.
We may enter into reverse repurchase agreements as part of our management of our temporary investment portfolio. Under a reverse repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the reverse repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for the benefit of us.
Our use of reverse repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from reverse repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that we have sold but remain obligated to purchase. In addition, there is a risk that the market value of the securities retained by us may decline. If a buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experience insolvency, we may be adversely affected. Also, in entering into reverse repurchase agreements, we would bear the risk of loss to the extent that the proceeds of such agreements at settlement are less than the fair value of the underlying securities being pledged. In addition, due to the interest costs associated with reverse repurchase agreements transactions, our net asset value would decline, and, in some cases, we may be worse off than if we had not used such instruments.
We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for gain or loss and the risks of investing in us in the same way as our borrowings.
Preferred stock, which is another form of leverage, has the same risks to our common shareholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common shareholders, and preferred shareholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
A number of entities compete with us to make the types of investments that we plan to make. We will compete with public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC tax treatment. These characteristics could allow our competitors to consider a wider variety of instruments, establish more relationships and offer better pricing and more flexible structuring than we are able to. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.
With respect to the investments we make, we will not seek to compete based primarily on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with OFSAM and its other affiliates or accounts managed by OFSAM or one of its other affiliates. Although OFS Advisor will allocate opportunities in accordance with its policies and procedures, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our shareholders. Moreover, the performance of investments will not be known at the time of allocation.
We may suffer credit losses.
Investment in middle-market companies is highly speculative and involves a high degree of risk of credit loss, and therefore our securities may not be suitable for someone with a low tolerance for risk. These risks are likely to increase during volatile economic periods, such as the U.S. and many other economies have recently been experiencing.
We will be subject to corporate-level federal income tax if we are unable to maintain our qualification as a RIC.
We intend to elect to be taxed as a RIC under Subchapter M of the Code, but no assurance can be given that once elected we will be able to maintain RIC status. As a RIC, we are not required to pay corporate-level federal income taxes on our income and capital gains distributed (or deemed distributed) to our shareholders. To continue to qualify for tax treatment as a RIC under the Code and to be relieved of federal taxes on income and gains distributed to our shareholders, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long~~-~~term capital losses, if any, to our shareholders on an annual basis. We will be subject, to the extent we use debt financing or preferred stock, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements or preferred stock that could, under certain circumstances, restrict us from making distributions necessary to qualify for tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our qualification for the tax benefits available to RICs and, thus, may be subject to corporate-level federal income tax. To maintain our qualification as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to continue to qualify for tax treatment as a RIC for any reason and become subject to corporate-level federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to shareholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our shareholders. See “Item 1. Business—Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”
Our portfolio companies may be unable to make distributions to us that will enable us to meet RIC requirements, which could result in the imposition of an entity-level tax.
In order for us to maintain our tax treatment as a RIC and to minimize corporate-level taxes, we are required to distribute on an annual basis substantially all of our taxable income, which includes income from our subsidiaries and portfolio companies. If our subsidiaries and portfolio companies are unable to make distributions to us, this may result in loss of RIC tax treatment and a consequent imposition of a corporate-level federal income tax on us.
We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as the accretion of OID. This may arise if we purchase assets at a discount, receive warrants in connection with the making of a loan or in other circumstances, or through contracted PIK interest or dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash), which represents contractual interest or dividends added to the loan balance or equity security and due at the end of the investment term. Such OID, which could be significant relative to our overall investment activities, or increases in loan or equity investment balances as a result of contracted PIK arrangements, will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.
Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain the tax benefits available to RICs. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations and sourcings to meet these distribution requirements. If we sell built-in-gain assets, we may be required to recognize taxable income in respect of the built-in-gain on such assets. In such a case, we would have to distribute all of our taxable gain (including the built-in-gain) in respect of such sale to avoid the imposition of entity-level tax on such gain. If we are not able to obtain such cash from other sources, we may fail to maintain the tax benefits available to RICs and thus be subject to corporate-level income tax.
Because we expect to distribute substantially all of our net investment income and net realized capital gains to our shareholders, we may need additional capital to finance our growth and such capital may not be available on favorable terms or at all.
We intend to elect to be taxed for federal income tax purposes as a RIC under Subchapter M of the Code. If we meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify for tax treatment as RIC under the Code and will not have to pay corporate-level taxes on income we distribute to our shareholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% at the time we issue any debt or preferred stock. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure investors that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below net asset value without shareholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.
Adverse developments in the credit markets may impair our ability to secure debt financing.
During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. As a result, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.
If we are unable to consummate credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.
Terrorist attacks, acts of war or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.
Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.
The occurrence of a disaster such as a cyberattack, a natural catastrophe, an industrial accident, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.
We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyberattacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.
Third parties with whom we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above.
Many of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.
We expect that many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. All of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures (ASC Topic 820). This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We presently retain the services of two independent service providers to review the valuation of these securities.
The types of factors that the board of directors takes into account in determining the fair value of our investments generally include, as appropriate, comparison to third-party yield benchmarks and comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
We adjust quarterly the valuation of our portfolio to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of income as net change in unrealized appreciation or depreciation.
We may experience fluctuations in our quarterly operating results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, distributions from our subsidiaries and portfolio companies, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Changes in the laws or regulations governing our business, or changes in the interpretations thereof, and any failure by us to comply with these laws or regulations, could have a material adverse effect on our, and our portfolio companies’, business, results of operations or financial condition.
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels, including those that govern BDCs, RICs, or non-depository commercial lenders. These laws and regulations, including applicable accounting standards, as well as their interpretation, may change from time to time, and new laws, regulations, accounting standards and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business.
We are also subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply, or we might have to restrict our operations. If we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and may be subject to civil fines and criminal penalties.
Over the last several years, there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new or different regulation. While it cannot be known at this time whether these regulations will be implemented or what form they will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.
The effect of global climate change may impact the operations of our portfolio companies.
There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. In December 2015, the United Nations, of which the U.S. is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. The U.S. subsequently ratified the Paris Agreement, and it entered into force on November 4, 2016. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation which could increase their operating costs and/or decrease their revenues.
Proposed legislation may allow us to incur additional leverage.
In prior Congresses, legislation was introduced in the U.S. House of Representatives that was intended to revise certain regulations applicable to BDCs. The legislation provided for (i) increasing the amount of funds BDCs may borrow by reducing asset to debt limitations from 2:1 to 3:2, (ii) permitting BDCs to file registration statements with the U.S. Securities and Exchange Commission that incorporate information from already-filed reports by reference, (iii) utilizing other streamlined registration processes afforded to operating companies, and (iv) allowing BDCs to own investment advisor subsidiaries. There are no assurances as to when the legislation will be introduced or enacted by current Congress, if at all, or, if enacted, what final form the legislation would take.
Loss of status as a RIC would reduce our net asset value and distributable income.
We intend to elect to be treated as a RIC under the Code. As a RIC we will not pay federal income taxes on our income (including realized gains) that we distribute to our shareholders, provided that we satisfy certain distribution and other requirements. Accordingly, we will not be permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we fail to qualify for RIC status in any year, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value and the amount potentially available for distribution. In addition, if we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of shareholders. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock. See “Item 1. Business — Material U.S. Federal Income Tax Considerations — Taxation as a RIC.”

Our board of directors may change our investment objective, operating policies and strategies without prior notice or shareholder approval.
Our board of directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without shareholder approval. However, absent shareholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the price value of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.
OFS Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
OFS Advisor has the right, under the Investment Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If OFS Advisor resigns, we may not be able to find a new investment advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the OFS Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
OFS Services can resign from its role as our Administrator under the Administration Agreement, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
OFS Services has the right to resign under the Administration Agreement, whether we have found a replacement or not. If OFS Services resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by OFS Services. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
We incur significant costs as a result of being a public company.
As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC.
We do not currently have comprehensive documentation of our internal controls.
We are not required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404 of that statute (“Section 404”), and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and we are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Company.
Additionally, we have not begun the process of documenting our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of its internal controls over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us.
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
OFS Advisor has provided us with expense support under the Expense Support Agreement that ensures no portion of our distributions to shareholders will be paid from Offering proceeds, and provides for expense-reduction payments to us in any quarterly period in which our cumulative distributions to shareholders exceed our cumulative distributable ordinary income and net realized gains. We may become obligated to reimburse OFS Advisor for expense support payments, conditioned upon maintenance of our per-share distribution rate and our realization of improved unsupported expense ratios.
See “Item 8–Financial Statements and Supplementary Data–Note 3. Transactions with the Advisers–Expense Limitation Agreements"
Risks Related to BDCs
Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital. As a BDC, we will need to raise additional capital, which will expose us to risks, including the typical risks associated with leverage.
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets decline, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common shareholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.
If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred shareholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common shareholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in our shareholders’ best interest. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred shareholders may not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive dividends would be senior to those of holders of shares of our common stock. We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of us and our shareholders, and if our shareholders approve any such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our shareholders at that time will decrease, and our shareholders might experience dilution.
Our ability to invest in public companies may be limited in certain circumstances.
To maintain our status as a BDC, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a common equity market capitalization that is less than $250 million at the time of such investment and meets the other specified requirements.
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to continue to qualify as a BDC or be precluded from investing according to our current business strategy.
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets.
We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If a sufficient portion of our assets are not qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition and results of operations
If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end fund, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.
Risks Related to Our Investments
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
We expect that many of our portfolio companies will be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors.
Our investments in the debt instruments of leveraged portfolio companies may be risky and, due to the significant volatility of such companies, we could lose all or part of our investment in bankruptcy proceedings or otherwise.
Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold due to the significant volatility of such companies. Negative developments may be accompanied by deterioration of the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Such developments may ultimately result in the leveraged companies in which we invest entering into bankruptcy proceedings, which have a number of inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial. In addition, since our mezzanine loans are generally subordinated to senior loans and are generally unsecured, other creditors may rank senior to us in the event of a bankruptcy proceeding.
Our investments in private and middle-market portfolio companies are generally considered lower credit qualify obligations, are risky, and we could lose all or part of our investment.
Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of OFS Advisor’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Middle-market companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. Such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns.
Middle-market companies are more likely to be considered lower grade investments, commonly called “junk bonds,” which are either rated below investment grade by one or more nationally-recognized statistical rating agencies at the time of investment, or may be unrated but determined by the OFS Advisor to be of comparable quality. Lower grade securities or comparable unrated securities are considered predominantly speculative regarding the issuer’s ability to pay interest and principal, and are susceptible to default or decline in market value due to adverse economic and business developments. The market values for lower grade debt tend to be very volatile and are less liquid than investment grade securities. For these reasons, an investment in our company is subject to the following specific risks: increased price sensitivity to a deteriorating economic environment; greater risk of loss due to default or declining credit quality; adverse company specific events are more likely to render the issuer unable to make interest and/or principal payments; and if a negative perception of the lower grade debt market develops, the price and liquidity of lower grade securities may be depressed. This negative perception could last for a significant period of time.
Investments in equity securities involve a substantial degree of risk.
We may purchase common stock and other equity securities, including warrants, in various portfolio companies. Although equity securities historically have generated higher average total returns than debt securities over the long term, equity securities may experience more volatility in those returns than debt securities. The equity securities we acquire may fail to appreciate, decline in value or lose all value, and our ability to recover our investment will depend on our portfolio company's success. Investments in equity securities involve a number of significant risks, including the risk of further dilution in the event the portfolio company issues additional securities. Investments in preferred securities involve special risks, such as the risk of deferred distributions, illiquidity and limited voting rights.
Our equity ownership in a portfolio company may represent a control investment. Our ability to exit a control investment in a timely manner could result in a realized loss on the investment.
If we obtain a control investment in a portfolio company, our ability to divest ourselves from a debt or equity investment could be restricted due to illiquidity in a private stock, limited trading volume on a public company’s stock, inside information on a company’s performance, insider blackout periods, or other factors that could prohibit us from disposing of the investment as we would if it were not a control investment. Additionally, we may choose not to take certain actions to protect a debt investment in a control investment portfolio company. As a result, we could experience a decrease in the value of our portfolio company holdings and potentially incur a realized loss on the investment.

We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient.
We will at times take a security interest in the available assets of our portfolio companies, including the equity interests of their subsidiaries and, in some cases, the equity interests of our portfolio companies held by their shareholders. In the event of a default by a portfolio company on a secured loan, we will only have recourse to the assets collateralizing the loan. There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success or deterioration of the business and market conditions, including as a result of the inability of a portfolio company to raise additional capital. Additionally, in the case of certain of our investments, we do not have a first lien position on the collateral and may not receive the full value of the collateral upon liquidation. If the underlying collateral value is less than the loan amount, we will suffer a loss.
In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to equitable subordination. In addition, certain of our loans are subordinate to other debt of the portfolio company. If a portfolio company defaults on our loan or on debt senior to our loan, or in the event of a portfolio company bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of inter-creditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.
If the value of collateral underlying our loan declines or interest rates increase during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.
The lack of liquidity in our investments may adversely affect our business.
We expect that all of our assets will be invested in illiquid securities, and a substantial portion of our investments will be in leveraged companies will be subject to legal and other restrictions on resale or will be otherwise less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, OFS Advisor, OFSAM or any of its other affiliates have material nonpublic information regarding such portfolio company.
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•	a comparison of the portfolio company’s securities to publicly traded securities;

•	the enterprise value of a portfolio company;

•	the nature and realizable value of any collateral;

•	the portfolio company’s ability to make payments and its earnings and discounted cash flow;

•	the markets in which the portfolio company does business; and

•	changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.
When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will use the pricing indicated by the external event to corroborate our valuation. We will record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

We are a non-diversified management investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
We are classified as a non-diversified management investment company within the meaning of the 1940 Act, which means that we will not be limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.
Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
Our portfolio is and may in the future be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

•	increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;

•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•	preserve or enhance the value of our investment.
We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements or the desire to maintain our RIC status. Our ability to make follow-on investments may also be limited by OFS Advisor’s allocation policy.
Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
We generally do not hold controlling equity positions in our portfolio companies. For portfolio companies in which we do not hold a controlling equity interest, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or shareholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.
Defaults by our portfolio companies will harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
We have invested a substantial portion of our capital in senior secured, unitranche, second-lien and mezzanine loans issued by our portfolio companies. The portfolio companies may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
Additionally, certain loans that we make to portfolio companies may be secured on a second-priority basis by the same collateral securing first-priority debt of such companies. The senior-secured liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first-priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second-priority liens after payment in full of all obligations secured by the first-priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second-priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, would only have an unsecured claim against the portfolio company’s remaining assets, if any.
The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with more senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first-priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first-priority liens:

•	the ability to cause the commencement of enforcement proceedings against the collateral;

•	the ability to control the conduct of such proceedings;

•	the approval of amendments to collateral documents;

•	releases of liens on the collateral; and

•	waivers of past defaults under collateral documents.
We may not have the ability to control or direct such actions, even if our rights are adversely affected.
We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
If we make subordinated investments, the obligors or the portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
We may make subordinated investments that rank below other obligations of the obligor in right of payment. Subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.
The disposition of our investments may result in contingent liabilities.
We expect that a significant portion of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate, or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.
Our base management fee may induce OFS Advisor to cause us to incur leverage.
Our base management fee is payable based upon our total assets, other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity. This fee structure may encourage OFS Advisor to cause us to borrow money to finance additional investments. Under certain circumstances, the use of borrowed money may increase the likelihood of default, which would disfavor holders of our common stock. Given the subjective nature of the investment decisions made by OFS Advisor on our behalf, our board of directors may not be able to monitor this potential conflict of interest effectively.
Our incentive fee may induce OFS Advisor to make certain investments, including speculative investments.
The incentive fee payable by us to OFS Advisor may create an incentive for OFS Advisor to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to OFS Advisor is determined may encourage OFS Advisor to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor our shareholders.
OFS Advisor receives an incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, OFS Advisor may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.
We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay management and incentive fees to OFS Advisor with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our shareholders will bear his or her share of the management and incentive fee of OFS Advisor as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.
Our board of directors is charged with protecting our interests by monitoring how OFS Advisor addresses these and other conflicts of interests associated with its management services and compensation. While our board of directors is not expected to review or approve each borrowing or incurrence of leverage, our independent directors will periodically review OFS Advisor’s services and fees. In connection with these reviews, our independent directors will consider whether our fees and expenses (including those related to leverage) remain appropriate.
Our incentive fee structure may create incentives for OFS Advisor that are not fully aligned with the interests of our shareholders.
In the course of our investing activities, we will pay management and incentive fees to OFS Advisor. The base management fee is based on our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity). As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our total assets, other than cash and cash equivalents but including assets purchased with borrowed amounts and including any assets owned by any consolidated entity, OFS Advisor will benefit when we incur debt or use leverage. Our board of directors is charged with protecting our interests by monitoring how OFS Advisor addresses these and other conflicts of interests associated with its management services and compensation. While our board of directors is not expected to review or approve each borrowing or incurrence of leverage, our independent directors will periodically review OFS Advisor’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors will consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, OFS Advisor or its affiliates may from time to time have interests that differ from those of our shareholders, giving rise to a conflict.
We may pay an incentive fee on income we do not receive in cash.
The part of the incentive fee payable to OFS Advisor that relates to our pre-incentive fee net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may be considered to involve a conflict of interest for OFS Advisor to the extent that it may encourage OFS Advisor to favor debt financings that provide for deferred interest, rather than current cash payments of interest. OFS Advisor may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because OFS Advisor is not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.
OFS Advisor’s liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify OFS Advisor against certain liabilities, which may lead OFS Advisor to act in a riskier manner on our behalf than it would when acting for its own account.
Under the Investment Advisory Agreement, OFS Advisor will not assume any responsibility to us other than to render the services called for under that agreement, and it will not be responsible for any action of our board of directors in following or declining to follow OFS Advisor’s advice or recommendations. Under the terms of the Investment Advisory Agreement, OFS Advisor and its affiliates’ respective officers, directors, members, managers, shareholders and employees will not be liable to us, any subsidiary of ours, our directors, our shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify OFS Advisor and its affiliates’ respective officers, directors, members, managers, shareholders and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead OFS Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.
We may be subject to additional risks if we engage in hedging transactions and/or invest in foreign securities.
The 1940 Act generally requires that 70% of our investments be in issuers each of whom is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. Our investment strategy does not presently contemplate investments in securities of non-U.S. companies. We expect that these investments would focus on the same debt investments that we make in U.S. middle-market companies and accordingly would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in securities of emerging market issuers involves many risks, including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in the emerging market government’s economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the emerging market companies or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies.
Engaging in either hedging transactions or investing in foreign securities would entail additional risks to our shareholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price.
While we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations.
We may not realize gains from our equity investments.
When we invest in senior secured, unitranche, second-lien and mezzanine loans, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, except as described below, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
Uncertainty relating to the London Interbank Offered Rate (“LIBOR”) calculation process may adversely affect the value of any portfolio of LIBOR-indexed, floating-rate debt securities.
Concerns have been publicized that some of the member banks surveyed by the British Bankers' Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.
Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. Uncertainty as to the nature of such potential changes may adversely affect the market for LIBOR-based securities, including our potential portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our potential portfolio of LIBOR-indexed, floating-rate debt securities.
Risks Related to Our Securities
Our shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever. Therefore, our shareholders will have limited liquidity and may not receive a full return of invested capital (including front-end commissions, fees and expenses), upon selling their shares or upon liquidation of our company.
Our shares are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. Our board of directors must contemplate a liquidity event for our shareholders on or before ten years after the completion of a private offering, which such ten-year period may be extended, in the sole discretion of the OFS Advisor for up to two additional one-year periods. A future liquidity event could include: (i) a listing of our shares on a national securities exchange; (ii) a merger or another transaction approved by our board of directors in which our shareholders will receive cash or shares of a listed company; or (iii) a sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation. Certain types of liquidity events, such as a listing, would allow us to retain our investment portfolio intact while providing our shareholders with access to a trading market for their securities.
We do not know at this time what circumstances will exist in the future and therefore we do not know what factors our board of directors will consider in determining whether to pursue a liquidity event in the future. A liquidity event may include a sale, merger or rollover transaction with one or more affiliated investment companies managed by OFS Advisor.
If our shares are listed on a national securities exchange or quoted through a quotation system, we cannot assure our shareholders that a public trading market will develop or, if one develops, that such trading market can be sustained. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. Also, shares of closed-end investment companies and BDCs frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock, if listed on a national securities exchange, will trade at, above or below net asset value.
If we are unable to raise substantial funds in the Offering, we may be limited in the number and type of investments we may make, the value of an investment in us may be reduced in the event our assets under-perform and we may be unable to continue our operations.
To the extent that less than the maximum number of shares is subscribed for, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base. In addition, if we are unable to raise substantial funds in the Offering, we may be unable to continue our operations.
Our ability to grow depends on our ability to raise additional capital.
We will need to periodically access the capital markets to raise cash to fund new investments. We may be unable to raise substantial capital, which could result in us being unable to structure our investment portfolio as anticipated. If we are unable to structure our investment portfolio as anticipated, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base.
We expect to use debt financing and issue additional securities to fund our growth, if any. We cannot assure investors that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. As a BDC, we are generally be required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% at the time we issue any debt or preferred stock. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. In addition, as a BDC, we will generally not be permitted to issue common stock priced below net asset value without shareholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.
A shareholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.
Our shareholders will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 100 million shares of common stock. Pursuant to our charter, a majority of our entire board of directors may amend our charter to increase our authorized shares without shareholder approval. Our board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below net asset value a shareholder’s percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, a shareholder may also experience dilution in the book value and fair value of its shares.
Under the 1940 Act, we generally will be prohibited from issuing or selling our common stock at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the current net asset value of our common stock if our board of directors and independent directors determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, including a majority of those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our shareholders at that time will decrease and our shareholders will experience dilution.
Certain provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the value of our common stock.
The Maryland General Corporation Law contains and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of the Company or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third-party to obtain control of us and increase the difficulty of consummating such a transaction.
We also adopted measures that may make it difficult for a third-party to obtain control of us, including provisions of our charter classifying our board of directors in three classes serving staggered three-year terms, and authorizing our board of directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, to amend our charter without shareholder approval and to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our shareholders. The foregoing provisions are expected to discourage certain coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to negotiate first with our board of directors. However, these provisions may deprive a shareholder of the opportunity to sell such shareholder’s shares at a premium to a potential acquirer.
We believe that the benefits of these provisions outweigh the potential disadvantages of discouraging any such acquisition proposals because, among other things, the negotiation of such proposals may improve their terms. Our board of directors has considered both the positive and negative effects of the foregoing provisions and determined that they are in the best interest of our shareholders
Investing in our common stock involves a high degree of risk.
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and includes volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.
The net asset value of our common stock may fluctuate significantly.
The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•
changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC or BDC status;

•	distributions that exceed our net investment income and net income as reported according to GAAP;

•	changes in earnings or variations in operating results;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•	departure of either of OFS Advisor or certain of their respective key personnel;

•	general economic trends and other external factors; and

•	loss of a major funding source.
There is a risk that shareholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize, declare and pay cash distributions on a quarterly basis. We expect to pay distributions out of assets legally available for distribution. We cannot assure shareholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions.
When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s basis in our stock and, assuming that an investor holds our stock as a capital asset, thereafter as a capital gain. A return of capital is a return to shareholders of a portion of their original investment in us rather than income or capital gains.
We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flowsfrom operations, net investment income or earnings are not sufficient to fund declared distributions.
We may fund distributions from the un-invested proceeds of an offering and borrowings, and we have not established limits on the amount of funds we may use from such proceeds or borrowings to make any such distributions. We may pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from offering proceeds or from borrowings could reduce the amount of capital we ultimately invest in our investment portfolio.

The existence of a large number of outstanding shares and shareholders prior to completion of the listing of our securities on a national securities exchange could negatively affect our stock price.
The ability of our shareholders to liquidate their investments will be limited. If we were to list our common stock on a securities exchange in the future, a large volume of sales of these shares could decrease the prevailing market prices of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales were not affected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
We do not own or lease any real estate or other physical properties material to our operation. Our headquarters are located at 10 S. Wacker Drive, Suite 2500, Chicago, IL, 60606, and are provided by OFS Services pursuant to the Administration Agreement. Additional operations are conducted from offices in New York, New York and Los Angeles, California, which are also provided by OFS Services pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as we contemplate continuing to conduct it.

Item 3.	Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2016. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
There is currently no market for our common stock, nor can we give any assurance that one will develop. Until a market for our common stock develops, it mat only be offered and sold in transactions exempt from registration under the Securities Act under Section 4(2) and Regulation D.
Shareholders
As of March 31, 2017, there were seven holders of record of our shares.
Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock in the open market during the period December 8, 2015, (inception) through December 31, 2016.
Sales of Unregistered Securities
During the year ended December 31, 2015, in conjunction with our formation, we issued and sold 10 shares of our common stock to OFSAM, an affiliate of OFS Advisor, for an aggregate purchase price of $150. In 2016 Funding I, a subsidiary of OFSAM, purchased 74,074 shares of our common stock in the Offering for gross proceeds of $1,000,000, or $13.50 per share. These shares were sold pursuant to subscription agreements entered into by affiliates of OFS Advisor and are exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof and Regulation D thereunder.
Because shares of our common stock have been acquired by investors in our more transactions "not involving a public offering," they are "restricted securities" and may be required to be held indefinitely. Our common shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) the transferor provides OFS Advisor with at least 10 days written notice of the transfer; (ii) the transfer is made in accordance with applicable securities laws; and (iii) the transferee agrees in writing to be bound by these restrictions and the other restrictions imposed on the common shares and to execute such other instruments or certifications as are reasonably required by us. Accordingly, an investor must be willing to bear the economic risk of investment in the common shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the common shares may be made except by registration of the transfer on our books.
Distributions
We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our board of directors in its discretion. Distributions directly affect our taxable income. See "Item 1. Business–Material U.S. Federal Income Tax Considerations–Taxation as a RIC".
Distributions in excess of our current and accumulated ICTI are reported as returns of capital; the tax treatment to the shareholder will depend on a variety of factors including the shareholder’s tax basis in our shares. The determination of the tax attributes of our distributions is made annually as of the end of the year, and is based on our taxable income for the full year and distributions paid for the full year; therefore, determinations made on a quarterly basis may not be representative of the tax attributes of our distributions to shareholders. Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus, which is a nontaxable distribution) is mailed to our U.S. shareholders.
Distributions declared since inception are presented below:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
January 31, 2017	January 31, 2017	April 14, 2017	$0.0875	$6,859
February 27, 2017	February 28, 2017	April 14, 2017	0.0875	6,859
February 27, 2017	March 31, 2017	April 14, 2017	0.0875	7,986

Item 6.	Selected Financial Data
The following selected financial and other data for the year ended December 31, 2016 and period from December 8 (inception) through December 31, 2015, are derived from our financial statements that have been audited by BDO USA, LLP, our independent auditors. The data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this annual report on Form 10-K.

	Year ended December 31, 2016	December 8 (inception) through December 31, 2015

Statement of Operations Data:
Total investment income	$993	$—
Total expenses	14,468	—
Net investment expense	(13,475)	—
Net change in unrealized appreciation on non-control/non-affiliate investments	152	—
Net decrease in net assets resulting from operations	(13,323)	—
Per share data:
Net asset value	$13.33	$15.00
Net investment expenses	(0.54)	—
Net change in unrealized appreciation on non-control/non-affiliate investments	0.01	—
Net increase in net assets resulting from operations	(0.53)	—
Balance sheet data at period end:
Investments, at fair value/book value	$98,652	$—
Cash and cash equivalents	974,312	—
Other assets	299,357	150
Total assets	1,372,321	150
Total liabilities	327,294	—
Total net assets	1,045,027	150
Other data (unaudited):
Weighted average annualized yield on income producing investments at fair value	9.20%	—%
Number of portfolio companies at period end	1	—

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our limited experience operating a BDC, or qualifying and maintaining our status as a RIC under Subchapter M of the Code;

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	our limited operating history;

•	the ability of OFS Advisor to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM;

•	constraint on investment due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	the use of borrowed money to finance a portion of our investments;

•	competition for investment opportunities;

•	our ability to raise capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K.
We have based the forward-looking statements on information available to us on the date of this Annual Report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Annual Report on Form 10-K.
Critical Accounting Policies and Significant Estimates
The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. Critical accounting policies are those that require management to make subjective or complex judgments about the effect of matters that are inherently uncertain and may change in subsequent periods. Changes that may be required in the underlying assumptions or estimates in these areas could have a material impact on our current and future financial condition and results of operations.
Our critical accounting policies and estimates are those relating to expense limitation agreements and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board of Directors. For a descriptions of our revenue recognition and fair value policies, see "Item 8.–Financial Statements – Note 2."
Expense Limitation Agreements. We benefit from two expense limitation agreements with OFS Advisor: portions of the Investment Advisory Agreement, which limit our liability to reimburse OFS Advisor for organization and offering expenses it incurs on our behalf, and the Expense Support Agreement. See “Item 8 – Financial Statements – Note 3. Transactions with the Advisors.”
We considered the relevant accounting literature applicable to expense limitation agreements—particularly ASC Topic 946 Subtopic 20 Section 254 and related publications by the American Institute of Certified Public Accountants, as well as publicly-available documents on industry practice and the SEC Staff’s views thereon. The application of this accounting literature requires interpretation of the reimbursement conditions in the expense limitation agreements, which requires significant judgment. An agreement whose reimbursement conditions are either non-substantive or whose occurrence is inevitable will generally fail to meet to the requirements of this literature, resulting in greater reported expense, lower reported net asset values, and an on-balance sheet liability to reimburse the agreement counterparty for any funds or support received.
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
Fair value estimates. As discussed more fully in “Item 8.–Financial Statements–Note 2” GAAP requires us to categorize financial assets and liabilities carried at fair value according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). All of our assets carried at fair value are classified as Level 3; we typically do not hold equity securities or other instruments that are actively traded on an exchange.
As described in “Item 8.–Financial Statements–Note 4”, we follow a process, under the supervision and review of the Board, to determine these unobservable inputs used to calculate the fair value of our investment. The most significant unobservable inputs in the fair value measurement is the discount rate and projected cash flows contractually due from the investment.
We consider a variety of factors in our determination of the discount rate to be applied to an investment including, among other things, investment type, LIBOR swap rate, indicative yields from independent third-party sources and the yield on our investment relative to indicative yields at the time of our investment (initial and subsequent investments) in the portfolio company. We also consider developments at the portfolio company since our investment including, but not limited to, trends in the portfolio company’s earnings and leverage multiple, and input from our independent third-party valuation firms. This process typically results in a single selected discount rate for the investment.
The following table illustrates the sensitivity of our fair value measures to reasonably likely changes to the estimated discount rate inputs used in our debt investment valuations at December 31, 2016:

	Fair Value at December 31, 2016	Weighted average discount rate at December 31, 2016	Discount rate sensitivity
			-10% Weighted average	+10% Weighted average
Senior secured loan	$98,652	10.4%	$100,375	$95,973
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:

•
We entered into the Investment Advisory Agreement with OFS Advisor to manage our operating and investment activities. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. See “Item 1–Management and Other Agreements” and “Item 8–Financial Statements and Supplementary Data–Note 3”.

•
We entered into the Administration Agreement with OFS Capital Services, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See “Item 1–Management and Other Agreements” and “Item 8–Financial Statements and Supplementary Data–Note 3”.

OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital, a publicly-traded BDC with an investment strategy similar to the Company.

Results of Operations
Key Financial Measures
The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
Total Investment Income. We expect to generate revenue in the form of interest income on debt investments, capital gains, and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. In some cases, our investments provide for deferred interest or dividend payments, PIK interest, or PIK dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash). In addition, we may generate total investment income in the form of commitment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, OID, market discount or premium, and loan amendment fees are capitalized, and accreted or amortized over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its amortized cost, we will also recognize the excess principal payment as income in the period it is received.
Expenses. Our primary operating expenses include professional fees, the payment of fees to OFS Advisor under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. Additionally, we will pay interest expense on any outstanding debt under any new credit facility or other debt instrument we may enter into. We will bear all other out-of-pocket costs and expenses of our operations and transactions, whether incurred by us directly or on our behalf by a third party, including:

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

•	transfer agent and custodial fees;

•	out-of-pocket fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

•	direct costs, such as printing, mailing and long-distance telephone;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

•	other expenses incurred by either OFS Services or us in connection with administering our business.
Net Gain (Loss) on Investments. Net gain (loss) on investments consists of the sum of: (a) realized gains and losses from the sale of debt or equity securities, or the redemption of equity securities; and (b) changes in net unrealized appreciation/depreciation on debt and equity investments. In the period in which a realized gain or loss is recognized, such gain or loss will generally be offset by the reversal of previously recognized unrealized appreciation or depreciation, and the net gain recognized in that period will generally be smaller. The unrealized appreciation or depreciation on debt securities is also reversed when those investments are redeemed or paid off prior to maturity. In such instances, the reversal on unrealized appreciation or depreciation will be reported as a net loss or gain, respectively, and may be partially offset by the acceleration of any premium or discount on the debt security in interest income and any prepayment fees on the debt security in fee income.
We do not believe that our historical operating performance is necessarily indicative of our future results of operations that we expect to report in future periods. We are primarily focused on investments in middle-market companies in the United States, including debt investments and, to a lesser extent, equity investments, including warrants and other minority equity securities, which differs to some degree from our historical investment concentration, in senior secured loans to middle-market companies in the United States. Moreover, as a BDC and a RIC, we will also be subject to certain constraints on our operations, including, but not limited to, limitations imposed by the 1940 Act and the Code.

Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net increase in net assets resulting from operations may not be meaningful.
Discussion of the year ended December 31, 2016, and the period December 8 (inception) through December 31, 2015
Additional comparative financial statements are not presented as we had yet to be capitalized and had neither incurred expenses nor generated revenues prior to December 8, 2015. We were initially capitalized on December 18, 2015, and commenced operations on August 30, 2016.
Organization Expenses. We incurred organization expenses of $321,818 and $65,057 for the year ended December 31, 2016, and the period December 8 (inception) through December 31, 2015, respectively. Organization expenses are comprised of professional fees of our attorneys and independent accountants related to the preparation of our registration statement on Form 10 filed with the SEC and our initial operating agreements, and the audit of our December 31, 2015, (seed stage) financial statements.
Offering Expenses. We incurred offering costs of $319,211 and $138,385 during the year ended December 31, 2016, and the period December 8 (inception) through December 31, 2015, respectively, which were deferred until the commencement of the Offering on July 18, 2016, and then amortized on a straight-line basis over twelve months from the later of July 18, 2016, or the date incurred. Offering costs in these periods consist of professional fees of attorneys and others related to the preparation of our private placement memorandum and our dealer-manager agreement, due diligence activities, and fees related to development of marketing plans and materials for our common stock.
Organization and offering costs for the year ended December 31, 2016, also includes $130,000 for costs incurred by OFS Advisor to an affiliate of Evolv for consulting services prior to Evolv’s appointment as sub-adviser to us. On July 18, 2016, OFS Advisor and the affiliate of Evolv terminated their consulting agreement.
Amortization of offering costs was $201,263 for the year ended December 31, 2016. There was no amortization of offering costs prior to July 18, 2016, the commencement of our continuous offering.
Contractual Issuer Expenses. We incurred Contractual Issuer Expenses of $174,368 and $4,595 for the year ended December 31, 2016, and period December 8 (inception) through December 31, 2015, respectively, related to salaries and direct expenses of personnel of OFS Advisor and its affiliates directly involved in the activities enumerated above in organization expenses and offering expenses.
Administrative Fees. We incurred $145,440 for the year ended December 31, 2016, primarily related to accounting and record-keeping services, preparation and filing of required periodic reports with the SEC, and research.
Professional and General and Administrative Expenses. We incurred professional and general and administrative expenses of $165,417 and $96,399 for the year ended December 31, 2016, respectively, primarily comprised of professional fees of our attorneys and independent accountants, and filing fees related to the preparation and filing of required periodic reports with the SEC, board fees, and insurance charges.
Expense Limitation. All organization and offering expenses, and Contractual Issuer Expenses incurred in the years ended December 30, 2016, and the period December 8 (inception) through December 31, 2015, have been limited to $14,468 and $-0-, respectively, under the terms of the Investment Advisory Agreement. We reimbursed OFS Advisor $11,421 in organization costs and Contractual Issuer Expenses during the year ended December 31, 2016, which reduced other expense limitations for that period and resulted in net recognition of expense. We also reimbursed OFS Advisor $4,479 in offering costs during the year ended December 31, 2016, of which $435 was amortized at the time of reimbursement, and reduced the expense limitations for that periods and resulted in net recognition of expense. The remaining $4,046 was unamortized at the time of reimbursement and is reported as deferred offering costs on the balance sheet. Deferred offering costs reported on the balance sheet continue to amortize in accordance with its original amortization period, and is not subject to further limitation under expense limitation agreements with OFS Advisor. The net effect of expense limitations under the Investment Advisory Agreement are presented below.

	Year ended December 31, 2016	Period from December 8 (inception) through December 31, 2015
Gross aggregate organization costs, amortization of deferred offering costs, and Contractual Issuer Expenses reported in operating expenses	$697,449	$69,652
Reimbursement of organization costs	(10,285)	—
Reimbursement of amortized offering costs	(435)	—
Amortization of reimbursed deferred offering costs; not subject to limitation	(1,619)	—
Reimbursement of Contractual Issuer Expenses	(1,136)	—
Organization costs, amortization of deferred offering costs, and Contractual Issuer Expenses reimbursed and incurred	(13,475)	—
Expense limitation of organization and offering costs, and Contractual Issuer Expenses under the Investment Advisory Agreement	$683,974	$69,652
Liquidity and Capital Resources
Sources and Uses of Cash and Cash Equivalents
We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks and issuances of senior securities. Our primary use of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying OFS Advisor), (iii) debt service of any borrowings and (iv) cash distributions to the holders of our stock.
We used $25,840 in cash in operating activities during the year ended December 31, 2016, in the net prepayment of operating expenses, principally insurance premiums, and reimbursement of organization and offering costs, and Contractual Issuer Expenses. All other operating expenses were limited under the Expense Support Agreement and had minimal effect on cash used in operating activities. We have available cash and cash equivalents of $974,312 at December 31, 2016.
We raised $1,000,150 during the year ended December 31, 2016, which includes and initial capital contribution of $150 from OFSAM for 10 shares of our common stock, and $1,000,000 of gross proceeds received on August 30, 2016 from the sale of 74,074 shares of our common stock for $13.50 per share to Funding I which allowed us to satisfy our Minimum Offering Requirement.
Other Liquidity Matters
We expect to fund the growth of our investment portfolio through the private placement of our common shares and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act. We cannot assure shareholders that our plans to raise capital will be successful. In addition, we intend to distribute to our shareholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments or make additional investments in our portfolio companies. The illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.
In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock (of which we had none at December 31, 2016), of at least 200%. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
Contractual Obligations
On July 15, 2016, we, with approval by our board of directors, entered into the Investment Advisory Agreement, the Expense Support Agreement, the Investment Sub-Advisory Agreement, and the Administration Agreement. The Investment Advisory Agreement and Investment Sub-Advisory Agreement became effective as of August 30, 2016, the date that we satisfied the Minimum Offering Requirement. See “Item 8 – Financial Statements – Note 3. Transactions with the Advisers.”

Off-Balance Sheet Arrangements
OFS Advisor and its affiliates have incurred organizational and offering costs, and Contractual Issuer Expenses related to the Company of which $1,009,479 and $209,981 were unreimbursed as of December 31, 2016 and 2015, respectively. We remain conditionally liable for organization and offering costs incurred by OFS Advisor and its affiliates on our behalf. See “Item 8 – Financial Statements – Note 3. Transactions with the Advisers.”
OFS Advisor has provided operating expense support of $406,952 and $-0- as of December 31, 2016, and 2015, respectively. We remain conditionally liable for operating expense support provided by OFS Advisor. See “Item 8 – Financial Statements – Note 3. Transactions with the Advisers.”
Distributions
We intend to elect to be taxed as a RIC under Subchapter M of the Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, and taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual PIK interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest and dividends or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation, and amortization expense.
Our board of directors maintains a variable dividend policy with the objective of distributing four quarterly distributions in an amount not less than 90-100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, we may also pay an additional special dividend, or fifth dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year. See "Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities–Distributions"

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. As of December 31, 2016, our debt investment and cash and cash equivalents bore interest at a variable rate. The interest rate on our debt investment is based on a floating LIBOR, and contains an interest rate re-set provisions that adjusts the applicable interest rate to the current rate on a periodic basis. However, as of December 31, 2016, our debt investment had interest rate floor, which has effectively converted that investment to a fixed rate debt investment in the current interest rate environment.
Assuming that our balance sheet as of December 31, 2016, were to remain constant, and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Basis point increase(1)	Interest income	Interest expense	Net Increase (decrease)
50	$275	$—	$275
100	782	—	782
150	1,289	—	1,289
200	1,796	—	1,796
250	2,303	—	2,303

(1)	A decline in interest rates would not have a material impact on our net investment income.
Although we believe that the foregoing analysis is indicative of our net investment income sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including future borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect the valuation of our investment. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment and investment income may be affected by changes in various interest rates, including LIBOR.

ITEM 8.    FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Hancock Park Corporate Income, Inc.
Chicago, Illinois

We have audited the accompanying balance sheets of Hancock Park Corporate Income, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2016 and for the period from December 8, 2015 (inception) to December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2016 and 2015 by correspondence with the custodian, loan agent, or by other appropriate auditing procedures where replies were not received. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hancock Park Corporate Income, Inc. at December 31, 2016 and 2015, and the results of its operations, changes in net assets and cash flows for the year ended December 31, 2016 and for the period from December 8, 2015 (inception) to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Chicago, Illinois
March 31, 2017

Hancock Park Corporate Income, Inc.
Balance Sheets

	December 31,
	2016	2015
Assets
Non-control/non-affiliate investment at fair value (amortized cost of $98,500 and $-0-, respectively)	$98,652	$—
Cash and cash equivalents	974,310	—
Interest receivable	647	—
Net due from investment advisor (see Note 3)	167,526	—
Deferred offering costs (see Note 2)	2,427	—
Subscriptions receivable	58,200	150
Prepaid expenses and other assets	70,559	—
Total assets	$1,372,321	$150
Liabilities
Administration fee payable	$95,520	$—
Payable for investment purchased	98,500	—
Accrued professional fees	123,808	—
Other liabilities	9,466	—
Total liabilities	327,294	—
Commitments and contingencies ($1,416,431 and $209,981, respectively; see Note 3)
Net assets
Common stock, par value of $0.001 per share; 20,000,000 and 100,000,000 shares authorized as of December 31, 2016 and 2015, respectively; 74,084 and -0- shares issued and outstanding as of December 31, 2016 and 2015, respectively; 4,301 and 10 shares subscribed as of December 31, 2016 and 2015, respectively	78	—
Paid-in capital in excess of par	1,044,797	150
Unrealized appreciation on investment	152	—
Total net assets	1,045,027	150
Total liabilities and net assets	$1,372,321	$150
Number of shares outstanding or subscribed	78,385	10
Net asset value per share	$13.33	$15.00
See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Statements of Operations

	Year ended December 31, 2016	Period from December 8 (inception) through December 31, 2015
Investment income
Interest income	$993	$—

Operating expenses
Organization costs	321,818	65,057
Amortization of deferred offering costs	201,263	—
Contractual issuer expenses (see Notes 2 and 3)	174,368	4,595
Management fees	689	—
Administrative fees	145,440	—
Professional fees	165,417	—
General and administrative expenses	96,399	—
Total operating expenses	1,105,394	69,652
Less: Expense limitation under agreements with adviser (see Notes 2 and 3)	(1,090,926)	(69,652)
Net operating expenses	14,468	—
Net investment expense	(13,475)	—
Net change in unrealized appreciation on non-control/non-affiliate investment	152	—
Net decrease in net assets resulting from operations	$(13,323)	$—
Net investment expenses per common share - basic and diluted	$(0.54)	$—
Net decrease in net assets resulting from operations per common share - basic and diluted	$(0.53)	$—
Basic and diluted weighted average shares outstanding	25,103	6

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Statements of Changes in Net Assets

	Year ended December 31, 2016	Period from December 8 (inception) through December 31, 2015
Decrease in net assets resulting from operations:
Net investment expense	$(13,475)	$—
Net change in unrealized appreciation on investment	152	—
Net decrease in net assets resulting from operations	(13,323)	—
Common stock transactions:
Common stock issued or subscribed	1,058,200	150
Net increase in net assets resulting from capital transactions	1,058,200	150
Net increase in net assets	1,044,877	150
Net assets:
Beginning of year	150	—
End of year	$1,045,027	$150
Common stock activity:
Shares issued or subscribed during the period	78,375	10
Shares issued and subscribed at beginning of year	10	—
Shares issued and subscribed at end of year	78,385	10
See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Statements of Cash Flows

	Year ended December 31, 2016	Period from December 8 (inception) through December 31, 2015
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(13,323)	$—
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on non-control/non-affiliate investment	(152)	—
Amortization of deferred offering costs	1,619
Deferral of offering costs reimbursed to adviser	(4,046)
Changes in operating assets and liabilities:
Interest receivable	(647)	—
Net due from investment adviser	(167,526)
Administrative fee payable	95,520	—
Other assets and liabilities	62,715
Net cash used in operating activities	(25,840)	—
Cash flows from financing activities
Proceeds from the issuance of common stock	1,000,150	—
Net cash provided by financing activities	1,000,150	—
Net increase in cash and cash equivalents	974,310	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$974,310	$—
Supplemental disclosure of cash flow information:
Organization costs, deferred offering cost, and contractual issuer expenses paid by investment adviser and its affiliates (see Notes 2 and 3)	$772,337	$111,780

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Schedule of Investments
December 31, 2016

Portfolio Company Investment Type	Investment Type	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Non-control/Non-affiliate Investment
TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Loan		8.75%	(L +7.75%)	11/8/2021	$100,000	$98,500	$98,652	9.4%

(1)
The investment bears interest at a rate that may be determined by reference to the London Interbank Offered Rate ("LIBOR" of "L"), which is reset monthly. This investment is also subject to a LIBOR interest rate floor; LIBOR was below the LIBOR interest rate floor at December 31, 2016. The Company has provided the spread over LIBOR and current interest rate in effect at December 31, 2016.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Note 1. Organization
Hancock Park Corporate Income, Inc. (the “Company”) is a Maryland corporation formed on December 8, 2015, as an externally managed, non-diversified, closed-end investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”); and intends to elect to be treated for federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (“Code”).
The Company’s objective is to provide shareholders with current income and capital appreciation through its strategic investment focus primarily on debt investments and, to a lesser extent, equity investments primarily in middle-market companies principally in the United States. OFS Capital Management, LLC (“OFS Advisor”) manages the day-to-day operations of, and provides investment advisory services to, the Company. OFS Advisor, an affiliate of the Company, a registered investment adviser, and a subsidiary of Orchard First Source Asset Management, LLC (“OFSAM”), serves as investment adviser to the Company, and Evolv Capital Advisors LLC (“Evolv” and, together with OFS Advisor, the “Advisors”), a registered investment adviser, serves as subadviser to the Company. OFS Advisor also serves as the investment adviser to collateral loan obligation ("CLO") funds and other assets, including OFS Capital Corporation ("OFS Capital"). OFS Capital is a publicly-traded BDC with an investment strategy similar to the Company's.
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
Note 2. Summary of Significant Accounting Policies
Basis of presentation: The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"), including Accounting Standards Codification ("ASC") Topic 946, “Financial Services–Investment Companies” ("ASC Topic 946"), and the requirements for reporting on Form 10-K, the 1940 Act, and Articles 6 or 10 of Regulation S-X. In the opinion of management, the financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation in accordance with GAAP. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.
Investments: The Company applies fair value accounting in accordance with GAAP. ASC Topic 820, "Fair Value Measurements and Disclosures" (“ASC Topic 820”) defines fair value, establishes a framework to measure fair value, and requires disclosures regarding fair value measurements. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined through the use of models and other valuation techniques, valuation inputs, and assumptions market participants would use to value the investment. Highest priority is given to prices for identical assets quoted in active markets (Level 1) and the lowest priority is given to unobservable valuation inputs (Level 3). The availability of observable inputs can vary significantly and is affected by many factors, including the type of product, whether the product is new to the market, whether the product is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that the valuation is based on less observable or unobservable inputs, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3 (i.e., those instruments valued using non-observable inputs), which comprise the entirety of the Company’s investments.
Changes to the valuation policy are reviewed by management and the Company’s board of directors (the “Board”). As the Company’s investments change, markets change, new products develop, and valuation inputs become more or less observable, the Company will continue to refine its valuation methodologies.
The Company classifies its investments in accordance with the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in those companies in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of board representation, “Affiliate Investments” are defined as investments in those companies in which the Company owns between 5% and 25% of the voting securities, and “Non-Control/Non-Affiliate Investments” are those that neither qualify as Control Investments nor Affiliate Investments.
Use of estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.
Reportable segments: The Company has a single reportable segment and single operating segment structure.
Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid investments not held for resale with original maturities of three months or less. The Company’s cash and cash equivalents are maintained with a member bank of the Federal Deposit Insurance Corporation (“FDIC”) and at times, such balances may be in excess of the FDIC insurance limits. Included in cash and cash equivalents was $974,312 and $-0- held in a US Bank Money Market Deposit Account as of December 31, 2016 and 2015, respectively.
Organization costs: Organization costs include, among other things, legal fees related to the organization of the Company, its related documents of organization, and its initial operating agreements; independent audit of the Company’s seed-stage financial statements; and expenses related to its election to be treated as a BDC. Organization costs are charged to expense as incurred. The investment and management agreement dated July 15, 2016, between the Company and OFS Advisor ("Investment Advisory Agreement") limits the Company's liability for and recognition of organization costs, as discussed below and in Note 3.
Offering costs: Offering costs include legal, accounting, printing and other expenses pertaining to the preparation of the Offering; the related dealer-manager agreement; and other underwriting expenses, which include permissible due diligence reimbursements to the dealer manager and participating broker-dealers. Offering costs are deferred until the continuous offering period commences and then amortized on a straight-line basis over twelve months. Amortization of deferred offering costs for the year ended December 31, 2016, and the period December 8 (inception) through December 31, 2015, was $201,263 and $-0-, respectively. The Investment Advisory Agreement limits the Company's liability for offering costs, and the related amortization expense, as discussed below and in Note 3.
Deferred offering costs as of December 31, 2016, and December 31, 2015, are as follows:

	December 31, 2016	December 31, 2015
Total deferred offering costs	$256,333	$138,385
Deferred offering costs limitation under Investment Advisory Agreement (see below and Note 3)	(253,906)	(138,385)
Deferred offering costs recognized by the Company	$2,427	$—
Expense Limitation Agreements and Contractual Issuer Expenses: The Company benefits from two expense limitation agreements with OFS Advisor: (i) portions of the Investment Advisory Agreement, and (ii) an expense support and conditional reimbursement agreement dated July 15, 2016 ("Expense Support Agreement"), which limits all other operating expenses.
The Investment Advisor Agreement contains provisions limiting the Company's obligation to recognize and pay (i) organization and offering costs, and (ii) other contractually-defined costs pertaining to the Company's organization and the Offering, including (a) costs associated with technology integration between the Company’s systems and those of its participating broker-dealers; (b) marketing expenses, which includes development of marketing materials and marketing presentations, training and educational meetings, and generally coordinating the marketing process for the Company; and (c) the salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in organization, offering, and these other contractually-defined activities ("Contractual Issuer Expenses").
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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Revenue recognition:
Interest Income: Interest income is recorded on an accrual basis and reported as interest receivable until collected. Interest income is accrued daily based on the outstanding principal amount and the contractual terms of the debt investment. Certain of the Company’s investments may contain a payment-in-kind interest income provision (“PIK interest”). The PIK interest, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash, and recorded as interest income, as applicable, on the statements of operations. The Company discontinues accrual of interest income, including PIK interest, when there is reasonable doubt that the interest income will be collected.
Loan origination fees, original issue discount (“OID”), market discount or premium, and loan amendment fees (collectively, “Net Loan Fees”) are recorded as an adjustment to the amortized cost of the investment, and accreted or amortized as an adjustment to interest income over the life of the respective debt investment using a method that approximates the effective interest method. When the Company receives a loan principal payment, the unamortized Net Loan Fees related to the paid principal is accelerated and recognized in interest income.
Further, the Company may acquire or receive equity, warrants or other equity-related securities (“Equity”) in connection with the Company’s acquisition of, or subsequent amendment to, debt investments. The Company determines the cost basis of Equity based on their fair value, and the fair value of debt investments and other securities or consideration received. Any resulting difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the Equity is treated as OID, and accreted into interest income as described above.
Dividend Income: Dividend income on common stock, generally payable in cash, is recorded at the time dividends are declared. Dividend income on preferred equity securities is accrued as earned. Dividends on preferred equity securities may be payable in cash or in additional preferred securities, and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reported as dividend receivables until collected. Dividends payable in additional preferred securities or contractually earned but not declared (“PIK dividends”) are recorded as an adjustment to the cost basis of the investment. The Company discontinues accrual of PIK dividends on preferred equity securities when there is reasonable doubt that the dividend income will be collected.
Net Realized and Unrealized Gain or Loss on Investments: Investment transactions are reported on a trade-date basis. Unsettled trades as of the balance sheet date are included in payable for investments purchased on the balance sheets. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of the investment. Investments are valued at fair value as determined in good faith by Company management under the supervision and review of the Board. After recording all appropriate interest, dividend, and other income, some of which is recorded as an adjustment to the cost basis of the investment as described above, the Company reports changes in the fair value of investments as net changes in unrealized appreciation/depreciation on investments in the statements of operations.
Non-accrual loans: When there is reasonable doubt that principal, cash interest, PIK interest, or dividends will be collected, loans or preferred equity investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, Net Loan Fee amortization, or dividend income, as applicable. When an investment is placed on non-accrual status, all interest and dividends previously accrued but not collected , other than PIK interest or dividends that has been contractually added to the adjusted cost basis of the investment prior to the designation date, is reversed against current period interest and dividend income. Interest and dividend payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest or dividend accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest or dividends and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal, interest or dividends.
Income taxes: The Company intends to qualify and elect to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements, and timely distribute at least 90% of its investment company taxable income ("ICTI") to its shareholders. The Company has made, and intends to continue to make, the requisite distributions to its shareholders, which generally relieves the Company from U.S. federal income taxes.
Depending on the level of ICTI earned in a tax year, the Company may choose to retain ICTI in an amount less than that which would trigger federal income tax liability under Subchapter M of the Code. However, the Company would be liable for a 4% excise tax on such income. Excise tax liability is recognized when the Company determines its estimated current year annual ICTI exceeds estimated current year distributions.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

The Company may utilize wholly-owned holding companies taxed under Subchapter C of the Code when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC. These “tax blocker” entities are consolidated in the Company’s GAAP financial statements and may result in federal income tax expense with respect to income derived from those investments. Such income, net of applicable federal income tax, is not included in the Company’s tax-basis net investment income until distributed by the holding company, which may result in temporary differences and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses. Federal income tax expense from such holding-company subsidiaries is included in general and administrative expenses in the statements of operations.
The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater and undistributed ICTI, income and excise tax expense, and, if involving multiple years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions at December 31, 2016 and 2015. The current and prior tax year remain subject to examination by U.S. federal and most state tax authorities.
Common Stock Subscriptions: Common stock subscriptions received in cash prior to the issuance of the Company’s financial statements are reported as subscription receivable with corresponding amounts reported in common stock and paid-in capital in excess of par.
Distributions: Distributions to common shareholders are recorded on the declaration date. The timing of distributions as well as the amount to be paid out as a distribution is determined by the Board each quarter. Distributions from net investment income and net realized gains are determined in accordance with the Code. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. Distributions paid in excess of taxable net investment income and net realized gains are considered returns of capital to shareholders.
Concentration of credit risk: Aside from its debt instruments, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

New accounting standards: The following table discusses recently issued ASUs by the FASB yet to be adopted by the Company:

Standard	Description	Effect of Adoption on the financial statements
Standards that are not yet adopted
ASU 2014-09, Revenue from Contracts with Customers
Supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five step process to achieve this core principle. The standard must be adopting using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures)

In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09, such that the guidance is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company has completed its initial evaluation phase and has determined the impact of its pending adoption of ASU 2014-09 is not expected to have a material effect on the Company's financial statements.

ASU 2016-01, Financial Instruments – Overall
Modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value, and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC Topic 820, and as such these investments may be measured at cost

Annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is required to record its investments at fair value with changes in fair value recognized in net income in accordance with ASC Topic 946. Therefore, the adoption of ASU 2016-01 is not expected to have a material effect on the Company’s financial statements

ASU 2016-15, Statement of Cash Flows
Addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.

Annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact of this ASU will have on the Company's financial position and disclosures.

ASU 2016-19, Technical Corrections and Improvements
Makes minor corrections and clarifications that affect a wide variety of topics in the Accounting Standards Codification, including an amendment to Topic 820, Fair Value Measurement, which clarifies the difference between a valuation approach and a valuation technique when applying the guidance of that Topic. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. The transition guidance for the Topic 820 amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements.

Annual reporting periods beginning after December 15, 2017, including interim periods within those years. Early application is permitted for any fiscal year or interim period for which the entity’s financial statements have not yet been issued. The Company is currently evaluating the impact this ASU will have on the Company’s financial position or disclosures.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Note 3. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to an investment advisory and management agreement, which became effective on August 30, 2016, when the Company satisfied the Minimum Offering Requirement ("Investment Advisory Agreement"). Under the terms of the Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Company’s Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis. OFS Advisor is a subsidiary of Orchard First Source Asset Management, LLC (“OFSAM”) and a registered investment advisor under the Investment Advisers Act of 1940, as amended.
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital, a publicly-traded BDC with an investment strategy similar to the Company.
OFS Advisor receives fees for providing services, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.0% and based on the average value of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter.
The base management fee is payable quarterly in arrears and was $689 and $-0- for the year ended December 31, 2016, and for the period from December 8 (inception) through December 31, 2015, respectively.
The incentive fee has two parts. The first part ("Part One") is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination and sourcing, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below) and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as OID, debt instruments with PIK interest, equity investments with accruing or PIK dividend and zero coupon securities), accrued income that the Company has not yet received in cash.
Pre-incentive fee net investment income is expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter. The incentive fee with respect to pre-incentive fee net income is 20.0% of the amount, if any, by which the pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 1.75% (which is 7.0% annualized) “hurdle rate” but is less than 2.1875% (or 8.75% annually), referred to as the “catch-up” provision, and 20.0% of the amount of pre-incentive fee net investment income, if any, that exceeds 2.1875%. The “catch-up” is meant to provide OFS Advisor with 20.0% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this pre-incentive fee net investment income exceeds 2.1875% in any calendar quarter.
Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter in which the Company incurs a loss. For example, if the Company receives pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, the Company will pay the applicable incentive fee even if the Company has incurred a loss in that quarter due to realized and unrealized capital losses. The Company’s net investment income used to calculate this part of the incentive fee is also included in the amount of the Company’s gross assets used to calculate the base management fee. These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during such quarter.
The second part ("Part Two") of the incentive fee (the “Capital Gain Fee”) will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and will equal 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the Capital Gain Fee.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

The Company accrues the Capital Gain Fee if, on a cumulative basis, the sum of net realized capital gains and (losses) plus net unrealized appreciation and (depreciation) is positive. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gain Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation).
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
Investment Sub-Advisory Agreement: Evolv serves as the Company’s sub-adviser pursuant to an investment sub-advisory agreement dated July 15, 2016, (‘‘Investment Sub-Advisory Agreement’’) among Evolv, OFS Advisor, and the Company, which became effective on August 30, 2016, when the Minimum Offering Requirement was satisfied. Evolv assists OFS Advisor with the management of the Company’s activities and operations. On an annualized basis, Evolv earns 20% of the fees paid by the Company to OFS Advisor under the Investment Advisory Agreement with respect to each year, which, when due, are payable by OFS Advisor to Evolv quarterly in arrears. In addition, certain registered representatives of Evolv are also representatives of the dealer manager of the Offering.
Unless terminated earlier as described below, the Investment Sub-Advisory Agreement will remain in effect for a period of two years from August 30, 2016, and will remain in effect from year-to-year thereafter if approved annually by the Company’s board of directors, including a majority of the Company’s directors who are not interested persons, or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities. The Investment Sub-Advisory Agreement may be terminated at any time by Evolv upon not less than 60 days’ prior written notice to the Company and OFS Advisor, or by the Company or OFS Advisor upon not less than 60 days’ prior written notice to Evolv and upon (i) the vote of a majority of the Company's outstanding voting securities or (ii) the vote of a majority of the Company’s board of directors, including a majority of the independent directors. The Investment Sub-Advisory Agreement will automatically terminate in the event of its assignment. For the three year period following termination of the Investment Sub-Advisory Agreement, other than for cause, as such term is defined in the Investment Sub-Advisory Agreement, Evolv will be entitled to receive from OFS Advisor a percentage (up to 20%) of the management fee and incentive fees received by OFS Advisor with respect to every quarter in such three-year period.
Administration Agreement: OFS Capital Services, LLC (“OFS Services”), a wholly-owned subsidiary of OFSAM, furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to an administration agreement dated July 15, 2016 (“Administration Agreement”). Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its shareholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its shareholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs.. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services Amounts charged under the Administration Agreement exclude Contractual Issuer Expenses.
Administrative fees were $145,440 and $-0- for the year ended December 31, 2016 and the period from December 8 (inception) through December 31, 2015, respectively.
Expense Limitation Agreements: OFS Advisor limits the Company's incurred expenses under two agreements: the Advisory Agreement, which contains provisions limiting organization and offering costs, and Contractual Issuer Expenses; and an

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Expense Support Agreement, which limits all other operating expenses. Expense limitations provided under the Advisory Agreement and Expense Support Agreement for the year ended December 31, 2016 and period from December 8 (inception) through December 31, 2015, are presented below:

	Year ended December 31, 2016	Period from December 8 (inception) through December 31, 2015
Organization and offering costs, and Contractual Issuer Expenses limitations under Investment Advisory Agreement	$683,974	$69,652
Operating expense limitations under Expense Support Agreement	406,952	—
Total expense limitations under agreements with OFS Advisor	$1,090,926	$69,652
As discussed below, the expense limitation provided under the Expense Support Agreement for the year ended December 31, 2016, was voluntary and at the discretion of OFS Advisor.
The Company is conditionally obligated to reimburse OFS Advisor for aggregate expense support provided of $1,416,431 and and $209,981 at December 31, 2016 and 2015, respectively, as presented below:

	December 31, 2016	December 31, 2015
Unreimbursed costs under Investment Advisory Agreement:
Organization costs	$378,535	$67,001
Offering costs:
Unamortized as of balance sheet date	253,906	138,385
Amortized as of balance sheet date	199,211	—
Contractual Issuer Expenses	177,827	4,595
Unreimbursed operating expense support under Expense Support Agreement	406,952	—
Total conditional reimbursement obligation under expense limitation agreements with OFS Advisor	$1,416,431	$209,981
At December 31, 2016, the Company was due $167,526 from OFS Advisor under the Expense Support Agreement, net of $689 owed for management fees and $900 owed under the reimbursement provisions of the Investment Advisory Agreement. The conditional reimbursement provisions of the Investment Advisory Agreement and Expense Support Agreement are discussed below.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Organization and offering costs, and Contractual Issuer Expense limitations: OFS Advisor and its affiliates have incurred aggregate organizational and offering costs, and Contractual Issuer Expenses related to the Company of $1,025,379 and $209,981 as of December 31, 2016, and December 31, 2015, respectively. The Company is conditionally liable for these costs under the terms of the Investment Advisory Agreement. Additionally, OFS Advisor and its affiliates expect to continue incurring offering costs on behalf of the Company throughout the Offering. OFS Advisor and its affiliates have paid an aggregate of $884,117 and $111,780 in cash for organizational and offering costs related to the Company as of December 31, 2016, and December 31, 2015, respectively. The Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all of the organization and offering costs paid by OFS Advisor and its affiliates have been recovered. Organization and offering expenses incurred by OFS Advisor or its affiliates will be eligible for reimbursement for three years from the date incurred. The Company has recognized aggregate liability for reimbursement of organizational and offering costs to OFS Advisor of $900 and $-0- as of December 31, 2016 and 2015, respectively. These liabilities are generally settled on a net basis with management fees and amounts due to or due from OFS Advisor under the Expense Limitation Agreement. Unreimbursed organization and offering costs, and Contractual Issuer Expenses as of December 31, 2016, are summarized below:

	Organization Costs	Offering Costs	Contractual Issuer Expenses	Unreimbursed Total
Period incurred
Period from December 8 (inception) through December 31, 2015	$56,716	$133,906	$3,459	$194,081
Three months ended March 31, 2016	148,206	133,495	52,097	333,798
Three months ended June 30, 2016	124,596	94,163	49,424	268,183
Three months ended September 30, 2016	47,038	76,508	54,222	177,768
Three months ended December 31, 2016	1,979	15,045	18,625	35,649
Total unreimbursed organization and offering costs, and Contractual Issuer Expenses	$378,535	$453,117	$177,827	$1,009,479
Contractual Issuer Expenses through December 31, 2016, consist of salaries and direct expenses of OFS Advisor’s personnel and employees of its affiliates. Offering costs for the period from December 8 (inception) through December 31, 2015, and the year ended December 31, 2016, include $40,000 and $130,000, respectively, in consulting services incurred by OFS Advisor to an affiliate of Evolv prior to their appointment as sub-adviser to the Company. On July 18, 2016, OFS Advisor and the affiliate of Evolv terminated their consulting agreement.
Expense Support Agreement: The Expense Support Agreement is designed to ensure no portion of the Company’s distribution to shareholders will be paid from its Offering proceeds, and provides for expense-reduction payments from OFS Advisor to the Company in any quarterly period in which the Company’s cumulative distributions to shareholders exceeds its cumulative distributable ordinary income and net realized gains. The Expense Support Agreement provides for reimbursement of these payments by the Company to OFS Advisor, however, such liability shall only accrue (i) to the extent they do not cause the then-current "Other Operating Expense Ratio" (defined below) to exceed such ratio for period for which period the Company will reimburse OFS Advisor and (ii) if the then-current annualized rate of distribution per share equals or exceeds the annualized rate of distribution per share for period for which period the Company will reimburse OFS Advisor. The Other Operating Expense Ratio is defined as total operating expenses reporting in the statement of operations excluding interest expense, management fees, incentive fees, organization cost, amortization of deferred offering costs, and Contractual Issuer Expenses as a percentage of net assets. Payments under the Expense Support Agreement will be eligible for reimbursement for three years from the date incurred.
OFS Advisor voluntarily agreed to provide expense support for operating expenses, excluding organization and operating expenses, which are separately supported under the Investment Advisory Agreement, incurred from inception through September 30, 2016, and the three months ended December 31, 2016, and to only seek reimbursement for such voluntary expense support in accordance with the Expense Support Agreement as if such expense support had been required by the Expense Support Agreement in connection with a distribution at an annualized rate of 7.0% per share.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Unreimbursed support provided under the Expense Support Agreement as of December 31, 2016, is summarized below:

Date incurred	Amount of Expense Reimbursement Payment	Annualized Other Operating Expense Ratio as of the Date of Expense Reimbursement	Annualized Rate of Distribution Per Share
September 30, 2016	$237,837	75.2%	7.0%(1)
December 31, 2016	169,115	64.3%	7.0%(1)
Total unreimbursed operating expense support provided under Expense Limitation Agreement	$406,952

(1)
Agreed-upon annualized distribution rate per share for the purposes of determining reimbursement eligibility. No distribution was actually declared or paid from inception through September 30, 2016, or during the three months ended December 31, 2016.

Note 4. Fair Value of Financial Instruments
The Company’s investments are valued at fair value as determined in good faith by Company management under the supervision, and review and approval of the Board. These fair values are determined in accordance with a documented valuation policy and a consistently applied valuation process that includes a review of each investment by an independent valuation firm at least once every 12 months.
Each quarter the Company assesses whether sufficient market quotations are available or whether a sufficient number of indicative prices from pricing services or brokers or dealers have been received. Investments for which sufficient market quotations are available are valued at such market quotations. Otherwise, the Company undertakes, on a quarterly basis, a multi-step valuation process as described below:

•
For each debt investment, a basic credit risk rating review process is completed. The risk rating on every credit facility is reviewed and either reaffirmed or revised by OFS Advisor’s investment committee.

•	Each portfolio company or investment is valued by OFS Advisor.

•	The preliminary valuations are documented and are then submitted to OFS Advisor’s investment committee for ratification.

•
Third-party valuation firm(s) provide valuation services as requested, by reviewing the investment committee’s preliminary valuations. OFS Advisor’s investment committee’s preliminary fair value conclusions on each of the Company’s assets for which sufficient market quotations are not readily available is reviewed and assessed by a third-party valuation firm at least once in every 12-month period, and more often as determined by the audit committee of the Company’s Board or required by the Company’s valuation policy. Such valuation assessment may be in the form of positive assurance, range of values or other valuation method based on the discretion of the Company’s Board.

•
The audit committee of the Board reviews the preliminary valuations of OFS Advisor’s investment committee and independent valuation firms and, if appropriate, recommends the approval of the valuations by the Board.

•
The Company’s Board discusses valuations and determines the fair value of each investment in the portfolio in good faith based on the input of OFS Advisor, the audit committee and, where appropriate, the respective independent valuation firm.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values are determined with models or other valuation techniques, valuation inputs, and assumptions market participants would use in pricing an asset or liability. Valuation inputs are organized in a hierarchy that gives the highest priority to prices for identical assets or liabilities quoted in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of inputs in the fair value hierarchy are described below:
Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Level 2: Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include: (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, (iii) inputs other than quoted prices that are observable for the asset or liability, and (iv) inputs that are derived principally from or corroborated by observable market data.
Level 3: Unobservable inputs for the asset or liability, and situations where there is little, if any, market activity for the asset or liability at the measurement date.
The inputs into the determination of fair value are based upon the best information under the circumstances and may require significant management judgment or estimation. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. All of the Company’s investments, which are measured at fair value, were categorized as Level 3 based upon the lowest level of significant input to the valuations. The following sections describe the valuation techniques used by the Company to measure different financial instruments at fair value and include the levels within the fair value hierarchy in which the financial instruments are categorized.
The primary method used to estimate the fair value of the Company's debt investments is the discounted cash flow method. However, if there is deterioration in credit quality or a debt investment is in workout status, the Company may consider other methods in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. The discounted cash flow approach to determine fair value (or a range of fair values) involves applying an appropriate discount rate(s) to the estimated future cash flows using various relevant factors depending on investment type, including the latest arm’s length or market transactions involving the subject security, a benchmark credit spread or other indication of market yields, and company performance. The valuation based on the inputs determined to be the most reasonable and probable is used as the fair value of the investment, which may include a weighting factor applied to multiple valuation methods. The determination of fair value using these methodologies may take into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment and anticipated financing transactions after the valuation date.
Application of this valuation methodology involves a significant degree of judgment by management. Fair values of new investments or investments where an arm’s length transaction occurred in the same security are generally assumed to be equal to their cost (“Transaction Price”) for up to three months after their initial purchase.
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded. The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.
The following table provides quantitative information about the Company’s significant Level 3 fair value input to the Company’s fair value measurement as of December 31, 2016. In addition to the technique and input noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below is not intended to be exhaustive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at December 31, 2016	Valuation techniques	Unobservable input	Unobservable input value
Senior secured loan	$98,652	Discounted cash flow	Discount rate	10.4%

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Changes in market credit spreads or the credit quality of the underlying portfolio company (both of which could impact the discount rate), among other things, could have a significant impact on fair value.
The following tables present changes in the investment measured at fair value using Level 3 inputs for the year ended December 31, 2016:

Senior Secured Loan
Beginning of period	$—
Net change in unrealized appreciation on investment	152
Purchase of portfolio investments	98,500
End of period	$98,652
The net unrealized for the year ended December 31, 2016, reported in the Company’s statements of operations attributable to the Company’s Level 3 asset held at year end was $152.
The information presented should not be interpreted as an estimate of the fair value of the entire Company since fair value measurements are only required for a portion of the Company’s assets and liabilities. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.
Note 5. Commitments and Contingencies
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2016.
Additionally, the Company is subject to periodic inspection by regulators to assess compliance with applicable regulations related to being a BDC.
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not occurred. The Company believes the risk of any material obligation under these indemnifications to be low.
Note 6. Federal Income Tax
The Company intends to elect to be treated for federal income tax purposes, and to qualify annually thereafter, as a RIC under Subchapter M of the Code. In order to maintain its status as a RIC, the Company will be required to distribute annually to its shareholders at least 90% of its ICTI, as defined by the Code. Additionally, to avoid a 4% excise tax on undistributed earnings the Company will be required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax. Maintenance of the Company's RIC status will also require adherence to certain source of income and asset diversification requirements.
The Company has met the required distribution, source of income and asset diversification requirements as of December 31, 2016, and intends to continue meeting these requirements and to make the RIC election in its federal income tax return for 2016. Accordingly, there is no liability for federal income taxes at the Company level. The Company’s ICTI differs from the net decrease in net assets resulting from operations primarily due to differences in income recognition on the unrealized appreciation of investments, and in expense recognition related to organization costs, amortization of deferred offering costs, Contractual Issuer Expenses, and the related expense support under the Investment Advisory Agreement (together, "Net O&O Costs").
The distributions paid to shareholders will be reported as ordinary income, long-term capital gains, and returns of capital. No distributions were paid during the year ended December 31, 2016, or the period from December 8 (inception) through December 31, 2015.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

The Company records reclassifications to its capital accounts related to permanent differences between GAAP and tax treatment related to Net O&O Costs. Reclassifications were as follows:

	Year ended December 31,
	2016	2015
Paid-in capital in excess of par	$(13,475)	$—
Undistributed net investment income	13,475	—
The tax bases of undistributed net investment income, the portfolio investment, or net unrealized appreciation on the investment did not differ from their GAAP bases as of December 31, 2016 and 2015.
Note 7. Financial Highlights
The financial highlights for the Company since inception are as follows:

	Year ended December 31, 2016	December 8 (inception) through December 31, 2015
Per share data:
Net asset value per share at beginning of period	$15.00	$—
Net investment expense	(0.54)	—
Net change in unrealized appreciation on non-control/non-affiliate investments	0.01	—
Issuance of common stock (1)	(1.14)	15.00
Net asset value per share at end of period	$13.33	$15.00
Total return based on net asset value (2)	(11.1)%	—%
Shares issued or subscribed at end of period	78,385	10
Weighted average shares issued or subscribed	25,103	6
Ratio/Supplemental Data
Average net asset value (3)	$396,386	$85
Net asset value at end of period	$1,045,027	$150
Net investment expenses	$(13,475)	$—
Ratio of total expenses to average net assets	3.6%	—%
Ratio of net investment expenses to average net assets	(3.4)%	—%
Portfolio turnover	—%	—%

(1)
The issuance of common stock on a per share basis reflects the incremental net asset value change as a result of the issuance of shares of common stock in the Company’s continuous public offering and the dilutive or anti-dilutive impact from significant changes in weighted-average shares outstanding during the year.

(2)
Calculation is ending net asset value less beginning net asset value, adjusting for dividends and distributions reinvested at the Company’s quarter-end net asset value for the respective distributions.

(3)
Average for the year ended December 31, 2016, based on average of net asset values at December 31, 2016, and the four preceding calendar quarter-ends. Average for the period December 8 (inception) though December 31 2015, based on daily weighted-average of net asset values at December 8, 2015, and December 31 2015.

Note 8. Earnings per Share
The following table summarizes the calculations for basic and diluted net increase in net assets resulting from operations per common share for the year ended December 31, 2016, and the period December 8 (inception) through December 31, 2015:

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

	Year ended December 31, 2016	Period from December 8 (inception) through December 31, 2015
Net decrease in net assets resulting from operations	$(13,323)	$—
Basic and diluted weighted average shares issued or subscribed	25,103	6
Net decrease in net assets resulting from operations per common share - basic and diluted	$(0.53)	$—
Note 9. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$993	$—	$—	$—
Net investment income (expenses)	(1,832)	40,408	(52,050)	—
Net realized and unrealized gain	152	—	—	—
Net increase (decrease) in net assets resulting from operations	(1,679)	40,408	(52,050)	—
Net increase (decrease) in net assets resulting from operations per share (1) (2)	$(0.02)	$1.57	$(5,205)	$—
Net asset value per share (3)	$13.33	$13.34	$(5,190.00)	$15.00

December 8 (inception) through December 31, 2015
Total investment income	$—
Net investment income	—
Net realized and unrealized gain	—
Net increase in net assets resulting from operations	—
Net increase in net assets resulting from operations per share (1)	$—
Net asset value per share (2)	$15.00

(1)	Based on weighted average shares outstanding for the respective period.

(2)
The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the year ended December 31, 2016 due to changes in the number of weighted-average shares outstanding for each period.

(3)	Based on shares outstanding at the end of the respective period.
Note 10. Subsequent Events Not Disclosed Elsewhere
Subsequent to December 31, 2016, the Company’s Board declared distributions of $0.0875 per share to shareholders of record as of each of January 31, 2017, February 28, 2017, and March 31, 2017, all payable April 14, 2017.
Subsequent to December 31, 2016, the Company collected $58,200 in subscriptions receivable in cash and sold an additional 12,885 common shares for net proceeds of $174,200.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act), occurred during the fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Our business and affairs are managed under the direction of our board of directors. The responsibilities of our board of directors will include, among other things, the oversight of our investment activities, the quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities. Our board of directors consists of three members, two of whom are not “interested persons” of the Company or of OFS Advisor as defined in Section 2(a) (19) of the 1940 Act and are “independent,” as determined by our board of directors. We refer to these individuals as our independent directors. Our board of directors elects our executive officers, who serve at the discretion of our board of directors.
Board of Directors
Under our charter, our directors are divided into three classes. Each class of directors holds office for a three year term. However, the initial members of the three classes have initial terms of one, two and three years respectively. At each annual meeting of our shareholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualified.
Information regarding our board of directors is as follows:

Name	Age	Position	Director Since	Expiration of Term
Interested Director:
Bilal Rashid	46	Director, Chairman, President and Chief Executive Officer	2015	2018
Independent Directors:
Robert J. Cresci	73	Director	2016	2019
Marc Abrams	71	Director	2016	2017
Executive Officers
Our executive officers hold their office until their successors are chosen and qualified, or until the earlier of the resignation or removal. Information regarding the Company’s executive officers who are not directors is as follows:

Name	Age	Position	Officer Since
Jeffrey A. Cerny	54	Chief Financial Officer and Treasurer	2016
Eric P. Rubenfeld	46	Chief Compliance Officer	2016
Jeffery S. Owen	52	Chief Accounting Officer	2016
Biographical Information
The following is information concerning the business experience of our board of directors and executive officers. The directors have been divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in the 1940 Act.
Interested Director
Bilal Rashid is the Chairman of our board of directors, the Chief Executive Officer and President of the Company, and is the Chairman of the board of directors and the Chief Executive Officer of OFS Capital, President and a Senior Managing Director of Orchard First Source Capital, Inc. (“OFSC”) and OFS Advisor, Chief Executive Officer at OFSAM and a member of the investment and executive committees of OFSAM and OFS Advisor. Prior to joining OFSC in 2008, Mr. Rashid was a managing director in the global markets and investment banking division at Merrill Lynch. Mr. Rashid has more than 20 years of experience in investment banking, debt capital markets and investing as it relates to structured credit and corporate credit. Over the years, he has advised and arranged financing for investment management companies and commercial finance companies including BDCs. Before joining Merrill Lynch in 2005, he was a vice president at Natixis Capital Markets, which he joined as part of a large team move from Canadian Imperial Bank of Commerce (“CIBC”). Prior to CIBC, he worked as an investment analyst in the project finance area at the International Finance Corporation, which is part of the World Bank. Prior to that, Mr. Rashid was a financial analyst at Lehman Brothers. Mr. Rashid has a B.S. in Electrical Engineering from Carnegie

Mellon University and an MBA from Columbia University. Mr. Rashid brings to our board of directors invaluable experience in investments and debt capital markets.
Independent Directors
Robert J. Cresci has been a managing director of Pecks Management Partners Ltd., an investment management firm, since 1990. He currently serves on the boards of directors of j2 Global, Inc., Luminex Corporation, CIM Commercial Trust Corporation, Presbia PLC and OFS Capital. Mr. Cresci holds an undergraduate degree in Engineering from the United States Military Academy at West Point and holds a M.B.A. in Finance from the Columbia University Graduate School of Business. By virtue of his time with Pecks Management Partners and the other business entities mentioned, Mr. Cresci brings to our board of directors his broad expertise and experience in investment strategies, accounting issues, and public company matters.
Marc Abrams is the founder and leader (on a semi-retired status) of the public company business sector of SingerLewak LLP, a certified public accounting firm founded in 1995. He has over 40 years of public accounting experience. Mr. Abrams’ expertise includes audits of publicly held companies, initial public offerings, private offerings, corporate reorganizations and acquisitions, evaluating business plans and litigation support. Additionally, Mr. Abrams’ broad practice includes expertise in several industries including technology, life sciences, real estate, retail and franchise, hotels and casinos, and manufacturing. He currently serves on the board of directors of OFS Capital and previously served on the board of UnifiedOnline, Inc. (f/k/a IceWEB, Inc.). Mr. Abrams graduated from American University in 1967 with a Bachelor of Science in Accounting. Through 2011, he was an active member of AICPA, the California Society of CPAs and the Los Angeles Venture Association. Mr. Abrams brings to our board of directors extensive accounting experience and expertise, which is invaluable to our company.
Executive Officers Who Are Not Directors
Jeffrey A. Cerny serves as the Chief Financial Officer and Treasurer of the Company and is a director, the Chief Financial Officer, and Treasurer of OFS Capital. Mr. Cerny also serves as Treasurer and a Senior Managing Director of OFS Advisor and OFSC, as a Vice President of OFSAM, and as a member of OFSAM’s investment and executive committees. Mr. Cerny oversees the finance and accounting functions of OFS Capital as well as underwriting, credit monitoring and CLO portfolio compliance for OFS Advisor’s syndicated senior loan business. Prior to joining OFSC in 1999, Mr. Cerny held various positions at Sanwa Business Credit Corporation, American National Bank and Trust Company of Chicago and Charter Bank Group, a multi-bank holding company. Mr. Cerny holds a B.S. in Finance from Northern Illinois University, a Masters of Management in Finance and Economics from Northwestern University’s J.L. Kellogg School of Management, and a J.D. from DePaul University’s School of Law.
Eric P. Rubenfeld serves as the Chief Compliance Officer of the Company and is the Chief Compliance Officer of OFS Capital and the Chief Legal Officer and Chief Compliance Officer of OFS Advisor and OFSC, in which capacity he oversees the legal, compliance, risk management, and human resource functions of OFS Advisor and OFSC. Mr. Rubenfeld has over 20 years of experience advising investment advisers, insurance companies, investment banks and other financial institutions. Prior to joining OFSC, Mr. Rubenfeld was the General Counsel and Chief Compliance Officer of GSC Group, an SEC registered investment adviser specializing in middle-market corporate credit, and also served as Chief Compliance Officer of GSC Capital Corp, an externally managed, closed end, publicly listed BDC. From 2004 to 2006, Mr. Rubenfeld was Director and Counsel at Assured Guaranty Corp. From 1995 to 2004, Mr. Rubenfeld worked as an attorney in private practice in New York and Washington, D.C. Mr. Rubenfeld received his J.D., cum laude, from Harvard Law School in 1995 and his B.A., magna cum laude, in Economics and History from UCLA in 1991.
Jeffery S. Owen serves as the Chief Accounting Officer of the Company and is the Chief Accounting Officer of OFS Capital and the Chief Accounting Officer and Controller of OFS Advisor and OFSC. Mr. Owen has over 25 years of experience in public and private accounting. Prior to joining OFSC in November of 2015, Mr. Owen served as Senior Vice President of Corporate Accounting for Northern Trust Corporation. Before joining Northern Trust Corporation in 2010, he held various positions at Aon Corporation, Web Street, Inc., CNA Financial Corporation, and Ernst & Young LLP, a national public accounting firm. Mr. Owen holds a Bachelor of Accountancy from the University of Oklahoma and a Masters of Business Administration, cum laude, from The University of Chicago Graduate School of Business. Mr. Owen is also a Certified Public Accountant and a CFA charterholder.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2016, Orchard First Source Asset Management, LLC filed one Form 3 late.

Code of Business Conduct
We have adopted a Code of Business Conduct that applies to, among others, our executive officers, including our Principal Executive Officer and Principal Financial Officer, as well as every officer, director and employee of the Company. The Company’s Code of Business Conduct is available on our website at www.hancockparkbdc.com.
If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct, we will promptly disclose the nature of the amendment or waiver on our website at www.hancockparkbdc.com. as well as file a Form 8-K with the SEC.
Committees of the Board of Directors
Our board of directors currently has two committees: an Audit Committee and a Nominating and Corporate Governance Committee.
Audit Committee. The Audit Committee operates pursuant to a charter approved by our board of directors. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee will be to serve as an independent and objective party to assist our board of directors in selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefor), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The Audit Committee is composed of Messrs. Abrams and Cresci, both of whom are considered independent for purposes of the 1940 Act. Mr. Abrams serves as the chair of the Audit Committee. Each of Messrs. Abrams and Cresci qualify as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the Audit Committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of OFS Advisor as defined in Section 2(a) (19) of the 1940 Act.
A charter of the Audit Committee is available in print to any shareholder who requests it and it is also available on the Company’s website.
Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates pursuant to a charter approved by our board of directors. The charter sets forth the responsibilities of the Nominating and Corporate Governance Committee, including making nominations for the appointment or election of independent directors. The Nominating and Corporate Governance Committee consists of Messrs. Abrams and Cresci, both of whom are considered independent for purposes of the 1940 Act. Mr. Cresci serves as the chair of the Nominating and Corporate Governance Committee.
The Nominating and Corporate Governance Committee will consider nominees to our board of directors recommended by a shareholder, if such shareholder complies with the advance notice provisions of our bylaws. Our bylaws provide that a shareholder who wishes to nominate a person for election as a director at a meeting of shareholders must deliver written notice to our Corporate Secretary. This notice must contain, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act, and certain other information set forth in the bylaws. In order to be eligible to be a nominee for election as a director by a shareholder, such potential nominee must deliver to our Corporate Secretary a written questionnaire providing the requested information about the background and qualifications of such person and a written representation and agreement that such person is not and will not become a party to any voting agreements, any agreement or understanding with any person with respect to any compensation or indemnification in connection with service on our board of directors, and would be in compliance with all of our publicly disclosed corporate governance, conflict of interest, confidentiality and stock ownership and trading policies and guidelines.
A charter of the Nominating and Corporate Governance Committee is available in print to any shareholder who requests it, and it is also available on the Company’s website.
Compensation Committee. Our board of directors does not currently intend to delegate any authority to a compensation committee because our executive officers will not receive any direct compensation from us.
Board Leadership Structure
Our board of directors monitors and performs an oversight role with respect to our business and affairs, including with respect to investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of service providers to us. Among other things, our board of directors approves the appointment of our investment adviser and our officers, reviews and monitors the service and activities performed by our investment adviser and our executive officers, and approves the engagement, and reviews the performance of, our independent registered public accounting firm.
Chairman and Chief Executive Officer

Our board of directors combines the role of Chairman of the Board with the role of Chief Executive Officer (“CEO”), coupled with a Lead Independent Director position to further strengthen the governance structure. Our board of directors believes this provides an efficient and effective leadership model for the Company. Combining the Chairman and CEO roles fosters clear accountability, effective decision-making, and alignment on corporate strategy.
No single leadership model is right for all companies at all times. Our board of directors recognizes that depending on the circumstances, other leadership models, such as a separate independent chairman of the board of directors, might be appropriate. Accordingly, our board of directors will periodically review its leadership structure.
Moreover, our board of directors believes that its governance practices provide adequate safeguards against any potential risks that might be associated with having a combined Chairman and CEO. Specifically:

•	Two of the Company’s three directors are independent directors;

•	All of the members of the Audit Committee and Nominating and Corporate Governance Committee are independent directors;

•	Our board of directors and its committees intend to regularly conduct scheduled meetings in executive session, out of the presence of Mr. Rashid and other members of management;

•	Our board of directors and its committees intend to regularly conduct meetings that specifically include Mr. Rashid;

•
Our board of directors and its committees intend to remain in close contact with, and receive reports on various aspects of the Company’s management and enterprise risk directly from the Company’s senior management and independent auditors.

Lead Independent Director
Our board of directors has appointed a Lead Independent Director to provide an additional measure of balance, ensure our board of directors’ independence, and enhance its ability to fulfill its management oversight responsibilities. Robert J. Cresci currently serves as the Lead Independent Director. The Lead Independent Director:

•	Presides over all meetings of the directors at which the Chairman is not present, including executive sessions of the independent directors;

•	Frequently consults with the Chairman and CEO about strategic policies;

•	Provides the Chairman and CEO with input regarding meetings of our board of directors;

•	Serves as a liaison between the Chairman and CEO and the independent directors; and

•	Otherwise assumes such responsibilities as may be assigned to him by the independent directors.
Having a combined Chairman and CEO, coupled with a majority of independent, experienced directors who evaluate our board of directors and themselves at least annually, including a Lead Independent Director with specified responsibilities on behalf of the independent directors, provides the right leadership structure for the Company and is best for the Company at this time.
Board Role in Risk Oversight
Our board of directors performs its risk oversight function primarily through (i) its standing committees, which report to the entire board of directors and are comprised solely of independent directors, and (ii) active monitoring of our Chief Compliance Officer and our compliance policies and procedures. For example, management of cybersecurity risks is the responsibility of the full board of directors. Oversight of other risks is delegated to the committees.
Oversight of our investment activities extends to oversight of the risk management processes employed by OFS Advisor as part of its day-to-day management of our investment activities. Our board of directors anticipates reviewing risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of OFS Advisor as necessary and periodically requesting the production of risk management reports or presentations. The goal of our board of director’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that our board of directors’ oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.
We believe that the role of our board of directors in risk oversight is effective and appropriate given the extensive regulation to which we are subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, we are limited in our ability to enter into transactions with our affiliates, including investing in any portfolio company in which one of our affiliates currently has an investment.

Portfolio Management
The management of our investment portfolio is the responsibility of OFS Advisor and the Middle-Market Investment Committee. The Middle-Market Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by OFS Advisor on its behalf. In addition, the Middle-Market Investment Committee reviews and determines whether to make prospective investments, and monitors the performance of the investment portfolio. Follow-on investments in existing portfolio companies may require the Middle-Market Investment Committee’s approval beyond that obtained when the initial investment in the company was made.
None of OFS Advisor’s investment professionals receive any direct compensation from us in connection with the management of our portfolio. All of the Middle-Market Investment Committee members have ownership and financial interests in, and may receive compensation and/or profit distributions from, OFSAM and/or its subsidiaries.
The Adviser
OFS Capital Management, LLC serves as the Company’s investment adviser. Subject to the overall supervision of our board of directors, OFS Advisor manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
OFS Advisor capitalizes on the deal origination and sourcing, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of OFSAM's senior management. These managers have developed a broad network of contacts within the investment community, averaging over 20 years of experience investing in debt and equity securities of middle-market companies. In addition, these managers have gained extensive experience investing in assets that will constitute our primary focus and have expertise in investing across all levels of the capital structure of middle-market companies.
The Sub-Adviser
Evolv Capital Advisors, LLC, our sub-adviser, is a recently established Delaware limited liability company formed to provide financial and investment advice and consulting services to issuer clients. These services will be provided as contemplated under the Investment Sub-Advisory Agreement between us, OFS Advisor and Evolv. Evolv will be a registered investment adviser under the Advisers Act.
Evolv’s principals have on average more than 15 years of experience in the financial industry with a focus on alternative investments and investment capital raising in mass affluent wealth management market. Evolv leverages its experience and strategic relationships in the financial industry to effectively advise on the structuring and marketing of investment programs developed by its issuer clients.
Investment Committees
OFS Advisor’s Pre-Allocation Investment Committee, CLO Investment Committee and Middle-Market Investment Committee, (the “Middle-Market Investment Committee”, and collectively, the “Advisor Investment Committees”), are responsible for the overall asset allocation decisions and the evaluation and approval of investments of OFS Advisor’s advisory clients.
The purpose of the Middle-Market Investment Committee is to evaluate and approve our prospective investments, subject at all times to the oversight of our board of directors. The Middle-Market Investment Committee, which is comprised of Richard Ressler (Chairman), Jeffrey Cerny, Mark Hauser and Bilal Rashid, is responsible for the evaluation and approval of all the investments made by us.
The process employed by the Advisor Investment Committees, including the Middle-Market Investment Committee, is intended to bring the diverse experience and perspectives of the committee members to the investment process. The Middle-Market Investment Committee serves to provide investment consistency and adherence to our core investment philosophy and policies. The Middle-Market Investment Committee also determines appropriate investment sizing and implements ongoing monitoring requirements of our investments.
In certain instances, management may seek the approval of our board of directors prior to the making of an investment. In addition to reviewing investments, the meetings of the Middle-Market Investment Committee serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are reviewed on a regular basis. Members of the investment team are encouraged to share information and views on credits with members of the Middle-Market Investment Committee early in their analysis. We believe this process improves the quality of the analysis and assists the deal team members in working efficiently.
None of OFS Advisor’s investment professionals receive any direct compensation from us in connection with the management of our portfolio. All of the Middle-Market Investment Committee members have ownership and financial interests in, and may receive compensation and/or profit distributions from, OFSAM and/or its subsidiaries.

Information regarding the Middle-Market Investment Committee is as follows:

Name	Age	Position
Richard S. Ressler	58	Chairman of OFSAM, Chairman of Advisor Investment Committees
Jeffrey A. Cerny	54	Senior Managing Director of OFSC and OFS Advisor
Mark S. Hauser	59	Senior Managing Director of OFSC and OFS Advisor
Bilal Rashid	46	Senior Managing Director of OFSC and OFS Advisor
Biographical information regarding members of the Investment Committee who are not directors or executive officers of the Company is as follows:
Richard S. Ressler is the founder and President of Orchard Capital Corp. (“Orchard Capital”), a firm that provides consulting and advisory services to companies in which Orchard Capital or its affiliates invest. Through his affiliation with Orchard Capital, Mr. Ressler serves in various senior capacities with, among others, CIM Group, L.P. (together with its affiliates, “CIM”), a real estate and infrastructure investment and management company, and OFSAM. Mr. Ressler also serves as a board member for various public and private companies in which Orchard Capital or its affiliates invest, including as chairman of j2 Global, Inc. (NASDAQ “JCOM”) and a director of Presbia PLC (NASDAQ “LENS”), and that are advised by CIM, including as chairman of CIM Commercial Trust Corporation (NASDAQ “CMCT”). Mr. Ressler co-founded CIM in 1994 and, through an agreement with Orchard Capital, chairs its investment, allocation and asset management committees and serves on its credit committee. CIM is a full service urban real estate and infrastructure fund manager with in-house research, acquisition, investment, development, finance, leasing and management capabilities. CIM Investment Advisors, LLC, an affiliate of CIM, is registered with the United States Securities and Exchange Commission as a registered investment adviser.
Mr. Ressler co-founded the predecessor of OFSAM in 2001 and, through an agreement with Orchard Capital, chairs its executive committee. Mr. Ressler served as Chairman and CEO of JCOM from 1997 to 2000 and, through an agreement with Orchard Capital, currently serves as its non-executive Chairman. Mr. Ressler has served as a director of LENS since January 2015 and as chairman of CMCT since 2014. Prior to founding Orchard Capital, from 1988 until 1994, Mr. Ressler co-founded and served as Vice Chairman of Brooke Group Limited, the predecessor of Vector Group, Ltd. (NYSE "VGR") and served in various capacities at VGR and its subsidiaries. Prior to VGR, Mr. Ressler was with Drexel Burnham Lambert, Inc., where he focused on merger and acquisition transactions and the financing needs of middle-market companies. Mr. Ressler began his career in 1983 with Cravath, Swaine and Moore, working on public offerings, private placements, and merger and acquisition transactions. Mr. Ressler holds a B.A. from Brown University, and J.D. and M.B.A. degrees from Columbia University.
Mark S. Hauser is a Senior Managing Director of OFSC and OFS Advisor and serves as a member of OFSAM’s executive committee. Mr. Hauser co-founded OFS SBIC I, LP, a subsidiary of OFS Capital, in 2009 and the predecessor to Tamarix Capital in the early 1990s, and currently serves as the Managing Director of Tamarix Capital. Prior thereto, he was a Senior Managing Director at Sandell Asset Management, an international multi-strategy alternative asset manager, where he founded and was global head of the firm's private equity practice as well as a member of its investment committee. Prior to joining Sandell, he was a Managing Director at FdG Associates, a New York-based middle-market private equity fund focused on investing in family owned businesses. Previously, he was a Managing Director at Ocean Capital Corporation, a private international investment banking firm.
Mr. Hauser has served as an officer and on the boards of directors of various private and public portfolio companies, both in the U.S. and abroad, and continues to serve on the board of directors of MOKO Social Media Limited, an Australian public company. He began his career as a corporate attorney, practicing in New York, Sydney and London. Mr. Hauser holds a Bachelor of Economics Degree and a Bachelor of Law Degree from Sydney University and a Master of Law Degree from the London School of Economics & Political Science.

Item 11.	Executive Compensation
Compensation of Executive Officers
None of our officers receive direct compensation from us. Our officers, including our chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and corporate secretary are paid by OFSC, subject to reimbursement by us, pursuant to the Administration Agreement, for an allocable portion of such compensation for services rendered by such persons to us. To the extent that OFS Services outsources any of its functions under the Administration Agreement to OFSC under the Staffing Agreement, we pay the fees associated with such functions on a direct basis without profit to OFS Services. See “Item 1. Business–Staffing Agreement” and “Item 1. Business–Administration Agreement.”

Compensation of Directors
Our independent directors are entitled to receive annual cash retainer fees, determined based on our net assets as of the end of each fiscal quarter. In addition, our independent directors receive an additional annual fee for serving on one or more committees of our board of directors. Amounts payable under this arrangement are determined and paid quarterly in arrears as follows:

Net Asset Value	Annual Cash Retainer	Annual Committee Retainer (regardless of the number of committees the independent director serves on)
$-0- to $50 million	$10,000	$2,500
$50 million to $100 million	$20,000	$2,500
Greater than $100 million	$30,000	$2,500

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters
The following table sets forth, as of March 31, 2017, the beneficial ownership of the nominee for director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 91,270 shares of common stock outstanding as of March 31, 2017.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon information furnished by the Company’s transfer agent and other information obtained from such persons, if available.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percentage of Class
Orchard First Source Asset Management, LLC and Subsidiaries(1)	74,084	81.2%
Ethan Crawford, 11820 Northup Way, Suite E200, Bellevue, WA 98005	6,452	7.1
David Hamlin, 390 N. Orange Ave, Suite 750, Orlando, FL 32801	5,000	5.5
Interested Director
Bilal Rashid	None	None
Independent Directors
Marc Abrams	None	None
Robert J. Cresci	None	None
Officers Who Are Not Directors
Jeffrey A. Cerny	None	None
Jeffery S. Owen	None	None
Eric P. Rubenfeld	None	None
(1) OFSAM owns 10 shares and Funding I, a wholly-owned subsidiary of OFSAM, owns 74,074 shares. OFSAM is owned by Bilal Rashid, Jeffrey A. Cerny and other officers of OFS Capital Management, LLC (“OFS Advisor”), the Company’s investment adviser, and its affiliates. OFSAM votes its shares of the Company’s stock as determined by OFSAM’s Executive Committee, which is comprised of Richard Ressler and Mark Hauser, as well as Messrs. Rashid and Cerny. Neither of Messrs. Rashid or Cerny is a beneficial owner of the Company’s shares held by OFSAM for purposes of Section 13(d).
Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. The Company’s directors are divided into two groups — interested directors and independent directors. Interested directors are “interested persons” of Hancock Park

Corporate Income, Inc. as defined in Section 2(a)(19) of the 1940 Act. Unless otherwise indicated, the address of all executive officers and directors is c/o Hancock Park Corporate Income, Inc., 10 South Wacker Drive, Suite 2500, Chicago, Illinois 60606; and the address for the other investors is their registered investment advisor or broker-dealer.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons, Promoters and Certain Control Persons
Investment Advisory Agreement; Investment Sub-Advisory Agreement; Administration Agreement
We entered into the Investment Advisory Agreement with OFS Advisor on July 15, 2016, pursuant to which we pay management fees and incentive fees to OFS Advisor. In addition, we entered into the Investment Sub-Advisory Agreement with OFS Advisor and Evolv on July 15, 2016, pursuant to which the Evolv will receive a portion of the fees payable to OFS Advisor pursuant to the Investment Advisory Agreement. In addition, pursuant to the Investment Advisory Agreement and the Administration Agreement, we reimburse Evolv and the OFS Services for certain expenses as they occur. See “Item 1. Business–Investment Advisory Agreement,” “Item 1. Business–Administration Agreement,” and “Item 1. Business–Payment of Our Expenses.” The Investment Advisory Agreement and the Investment Sub-Advisory Agreement were approved by our board of directors on July 15, 2016, and became effective on August 30, 2016, when we satisfied the Minimum Offering Requirement. The Administration Agreement was approved by our board of directors on March 31, 2016, and became effective of July 15. 2016. Unless earlier terminated, the Investment Advisory Agreement, the Investment Sub-Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from their initial effective dates, and will remain in effect from year-to-year thereafter if approved annually by a majority of our board of directors, including a majority of independent directors, or by the holders of a majority of our outstanding voting securities.
Relationship with OFS Advisor and Potential Conflicts of Interest
OFS Advisor and its affiliates manage other assets including those of other BDCs and CLO funds, and may manage other entities in the future, and these other funds and entities may have similar or overlapping investment strategies. Our executive officers, directors and members of the Middle-Market Investment Committee serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by OFS Advisor or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our shareholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, OFS Advisor, currently serves as the investment adviser to OFS Capital, a publicly-traded BDC, that invests in senior secured loans of middle-market companies in the United States, similar to those we target for investment, including first-lien, second-lien and unitranche loans as well as subordinated loans and, to a lesser extent, warrants and other equity securities. Therefore, many investment opportunities will satisfy the investment criteria for both OFS Capital and us. OFS Capital operates as a distinct and separate public company and any investment in our common stock will not be an investment in OFS Capital. In addition, our executive officers and both of our independent directors serve in substantially similar capacities for OFS Capital. Similarly, OFS Advisor and/or its affiliates may have other clients with, similar, different or competing investment objectives. In serving in these multiple capacities, our executive officers and directors, OFS Advisor and/or its affiliates, and members of the Middle-Market Investment Committee may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our shareholders. As a result, we may not be given the opportunity to participate in certain investments made by investment funds, accounts or other investment vehicles managed by OFSAM and its other affiliates or by members of the Middle-Market Investment Committee. However, in order to fulfill its fiduciary duties to its clients, OFS Advisor intends to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with its allocation policy, investment objective and strategies so that we are not disadvantaged in relation to any other client. Furthermore, an affiliate of OFS Advisor owns $1 million of shares of our common stock. See “Item 1A. Risk Factors–We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients.”
OFS Advisor, OFSAM and their other affiliates have both subjective and objective procedures and policies in place designed to manage the potential conflicts of interest between OFS Advisor’s fiduciary obligations to us and its similar fiduciary obligations to other clients. For example, such policies and procedures will be designed to ensure that investment opportunities are allocated in a fair and equitable manner among us OFS Advisor’s other clients. An investment opportunity that is suitable for multiple clients of OFS Advisor and its affiliates may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act.
There can be no assurance that OFS Advisor’s or its affiliates’ efforts to allocate any particular investment opportunity fairly and equitably among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.

Under OFS Advisor’s allocation policy, if OFS Advisor is actively seeking investments for two or more investment vehicles with similar or overlapping investment strategies, an available opportunity will be allocated based on the provisions governing allocations of such investment opportunities under law or in the relevant organizational, offering or similar documents, if any, for such investment vehicles. In the absence of any such provisions, OFS Advisor considers the following factors and the weight that should be given with respect to each of these factors:

•	investment guidelines and/or restrictions, if any, under law or set forth in the applicable organizational, offering or similar documents for the investment vehicles;

•	risk and return profile of the investment vehicles;

•	suitability/priority of a particular investment for the investment vehicles;

•	if applicable, the targeted position size of the investment for the investment vehicles; and

•	the level of investments and available cash for investment with respect to the investment vehicles.
Priority as to acquisitions may be given to the most recent investment vehicle for which such an acquisition is appropriate, which may result in our being given priority over OFS Capital or other investment vehicles advised by OFS Advisor in appropriate investment opportunities until our net assets reach a particular level. However, application of one or more of the factors listed above may result in the allocation of an investment opportunity to OFS Capital or any other investment vehicle advised by OFS Advisor over us.
In situations where co-investment with such other accounts is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, OFS Advisor will need to decide which account will proceed with the investment. The decision by OFS Advisor to allocate an opportunity to another entity could cause us to forego an investment opportunity that we otherwise would have made.
We may co-invest on a concurrent basis with OFS Advisor and its affiliates, unless doing so is impermissible under existing regulatory guidance, applicable regulations and OFS Advisor’s allocation policy. On October 12, 2016, we received exemptive relief from the SEC to permit us to co-invest in portfolio companies with certain other funds managed by OFS Advisor (“Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are generally permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
We will not make any loans or other financing to OFS Advisor. OFS Advisor is prohibited from commingling our funds with the funds of any other entity or person for which it provides investment advisory or other services. We are permitted to invest in general partnerships and joint ventures with affiliates of OFS Advisor and non-affiliates provided certain conditions are met.
Our senior management, members of the Middle-Market Investment Committee and other investment professionals from OFS Advisor, OFSAM or its affiliates may serve as directors of, or in a similar capacity with, companies in which we invest or in which we are considering making an investment. Through these and other relationships with a company, these individuals may obtain material non-public information that might restrict our ability to buy or sell the securities of such company under the policies of the company or applicable law.
We entered into the Expense Support Agreement, pursuant to which OFS Advisor will pay to us a portion of our operating Expenses (an “Expense Support Payment”) for each quarter in which we declare a distribution to our shareholders. OFS Advisor will not be entitled to reimbursement if our distribution rate is lower than the distribution rate made at the time the expenses were reimbursed or if the other operating expense ratio at the time of reimbursement exceeds the expense ratio that was in effect at the time the expenses were reimbursed. For this purpose, “other operating expenses” means all of our operating expenses, excluding organizational and offering expenses, base management fees and incentive fees, distribution and shareholder servicing fees, financing fees and interest, and brokerage commissions and extraordinary expenses. In addition, our obligation to reimburse each Expense Support Payment will terminate three years from the end of the fiscal year in which such Expense Support Payment is made. The Expense Support Agreement may be terminated by OFS Advisor, without payment of any penalty, upon written notice to us. In addition, the Expense Support Agreement will automatically terminate in the event of (i) our termination of the Investment Advisory Agreement, or (ii) our dissolution or liquidation. The expense reimbursement may not be made for the purpose or effect of increasing the amount of the incentive fee to be paid by the Company to OFS Advisor.

Relationship with Sub-Adviser and Potential Conflicts of Interest
Evolv and its affiliates may advise other funds and entities that have similar or overlapping investment strategies to ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our shareholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. Evolv intends to resolve any such conflicts of interest fairly and equitably; however, not all conflicts of interest can be expected to be resolved in our favor. Certain registered representatives of Evolv are also representatives of the broker-dealer in the private offering. Such registered representatives may face conflicts of interest as a result and may have an incentive to influence OFS Advisor and Evolv to select investments that may not be in our best interest.
Review, Approval or Ratification of Transactions with Related Persons
The Audit Committee of our Board is required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K).
Director Independence
For information regarding the independence of our directors, see “Item 10. Directors Executive Officers and Corporate Governance.”
Certain Business Relationships
Our directors and officers are directors or officers of OFS Advisor and of OFS Capital.
Indebtedness of Management
None.
Promoters and Certain Control Persons
OFS Advisor may be deemed a promoter of the Company. We have entered into the Investment Advisory Agreement with OFS Advisor. OFS Advisor, for its services to us, is entitled to receive management fees and incentive fees in addition to the reimbursement of certain expenses. In addition, under the Investment Advisory Agreement, we expect, to the extent permitted by applicable law and in the discretion of our board of directors, to indemnify OFS Advisor and certain of its affiliates. See “Item 1. Business–General.”

Item 14.	Principal Accountant Fees and Services
The following table presents fees incurred by the Company for the year ended December 31, 2016 and the period December 8 (inception) through December 31, 2015, for professional services rendered by the Company’s principal accounting firm, BDO USA, LLP ("BDO").

	Year ended December 31, 2016(1)	Period December 8 (inception) through December 31, 2015
Audit Fees	190,936	70,585(2)
Audit-Related Fees	—	—
Tax Fees	5,000	—
All Other Fees	—	—
Total Fees	$195,936	$70,585

(1) Includes estimated billings for fiscal year 2016.
(2) Includes fees of $7,143 related to the filing of our registration statement on Form 10 with the SEC.
Audit Fees. Audit fees consist of fees billed, including out-of-pocket expenses, for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
Audit-Related Fees. Audit-related services consist of fees billed, including out-of-pocket expenses, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed, including out-of-pocket expenses, for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance.
All Other Fees. All other fees would include fees for products and services other than the services reported above.
The Company’s Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent auditors for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment adviser and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which BDO billed the Company for the fiscal year ended December 31, 2016, were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Documents Filed as Part of this Report

1.	Financial Statements: See "Part II, Item 8. Financial Statements and Supplementary Data" of this report for a list of financial statements.

2.	Exhibits required to be filed by Item 601 of Regulation S-K: See Item 15b. below.

Exhibits
The following table lists exhibits filed as part of this report, according to the number assigned to them in Item 601 of Regulation S-K. All exhibits listed in the following table are incorporated by reference except for those exhibits denoted in the last column. Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

		Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-K
3.1	Articles of Incorporation	Form 10 (000-55552)	December 21, 2015	3.1

3.2	Form of Articles of Amendment and Restatement	Form 10 (000-55552)	February 8, 2016	3.2

3.3	Form of Bylaws	Form 10 (000-55552)	February 8, 2016	3.3

10.1	Form of Investment Advisory and Management Agreement	Form 10 (000-55552)	July 6, 2016	10.1

10.2	Form of Investment Sub-Advisory Agreement	Form 10 (000-55552)	July 6, 2016	10.2

10.3	Form of Administration Agreement	Form 10 (000-55552)	June 6, 2016	10.3

10.4	Custody Agreement by and between the Registrant and U.S. Bank National Association	Form 10 (000-55552)	June 6, 2016	10.4

10.5	Form of Indemnification Agreement	Form 10 (000-55552)	February 8, 2016	10.4

10.6	Form of Expense Support and Conditional Reimbursement Agreement	Form 10 (000-55552)	June 6, 2016	10.6

11.1	Computation of earnings per share				+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended				*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended				*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*

*	Filed herewith.
+	Included in the notes to the financial statements contained in this report

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK PARK CORPORATE INCOME, INC.

Date: March 31, 2017	/s/ Bilal Rashid
Bilal Rashid Chief Executive Officer, President and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 31, 2017	/s/ Bilal Rashid
Bilal Rashid, President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 31, 2017	/s/ Marc Abrams
Marc Abrams, Director

Date: March 31, 2017	/s/ Robert J. Cresci
Robert J. Cresci, Director

Date: March 31, 2017	/s/ Jeffrey A. Cerny
Jeffrey A. Cerny, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 31, 2017	/s/ Jeff Owen
Jeff Owen, Chief Accounting Officer (Principal Accounting Officer)