Form 10-Q
period 2017-03-31
Hancock Park Corporate Income, Inc.
filed 2017-05-15
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01185

HANCOCK PARK CORPORATE INCOME, INC.
(Exact name of registrant as specified in its charter)

Maryland	81-0850535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 S. Wacker Drive, Suite 2500
Chicago, Illinois 60606
(Address of principal executive offices)

(847) 734-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 12, 2017 was 106,432.

HANCOCK PARK CORPORATE INCOME, INC.

Defined Terms
We have used "we," "us," "our", "our company", and "the Company" to refer to Hancock Park Corporate Income, Inc. in this report. We also have used several other terms in this report, which are explained or defined below:

1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration agreement between the Company and OFS Services, dated July 15, 2016
Advisers Act	The Investment Advisers Act of 1940
Annual Distribution Requirement	Distributions to our shareholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the FASB
ASC Topic 820	ASC Topic 820, Fair Value Measurement
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
CLO	Collateral Loan Obligation
Code	Subchapter M of the Internal Revenue Code of 1986, as amended
Evolv	Evolv Capital Advisors LLC, a registered investment adviser under the Advisers Act, and sub-adviser to the Company
Expense Support Agreement	Expense support and conditional reimbursement agreement dated July 15, 2016, between the Company and OFS Advisor
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Funding I	OFS Funding I, LLC, a wholly-owned subsidiary of OFSAM and an affiliate of OFS Advisor
GAAP	Accounting principles generally accepted in the United States
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Investment Advisory Agreement	Investment advisory and management agreement between the Company and OFS Advisor, dated July 15, 2016
Investment Sub-Advisory Agreement	Investment sub-advisory agreement between the Company, OFS Advisor, and Evolv, dated July 15, 2016
LIBOR	London Interbank Offered Rate
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock
OFS Advisor	OFS Capital Management, LLC, a wholly-owned subsidiary of OFSAM and registered investment advisor under the Advisers Act
OFS Capital	OFS Capital Corporation
OFS Services	OFS Capital Services, LLC, a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, an established investment platform focused on meeting the capital needs of middle-market companies
RIC	Regulated investment company under the Code
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933, as amended

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our lack of long-term and extensive experience operating a BDC or maintaining our status as a RIC under the Code;

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	the ability of OFS Advisor, to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM;

•	constraint on investments due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	the use of borrowed money to finance a portion of our investments;

•	competition for investment opportunities;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	our ability to raise capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

We have based the forward-looking statements on information available to us on the date of this Quarterly Report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we may file with the SEC in the future, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this Quarterly Report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended.
The following should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Hancock Park Corporate Income, Inc.
Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
Assets:
Non-control/non-affiliate investments at fair value (amortized cost of $248,538 and $98,500, respectively)	$249,210	$98,652
Cash and cash equivalents	1,100,862	974,310
Interest receivable	450	647
Net due from investment adviser under expense limitation agreements (see Note 3)	299,126	167,526
Deferred offering costs	1,775	2,427
Subscriptions receivable	204,840	58,200
Prepaid expenses and other assets	42,061	70,559
Total assets	$1,898,324	$1,372,321

Liabilities:
Administrative fee payable	$93,509	$95,520
Payable for investment purchased	150,000	98,500
Accrued professional fees	201,216	123,808
Distribution payable	21,716	—
Accrued expenses	14,051	9,466
Total liabilities	480,492	327,294

Commitments and contingencies ($1,767,233 and $1,416,431, respectively; see Note 3)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized as of March 31, 2017, and December 31, 2016; 91,271 and 74,084 shares issued and outstanding as of March 31, 2017, and December 31, 2016, respectively; 15,161 and 4,301 shares subscribed as of March 31, 2017, and December 31, 2016, respectively	106	78
Paid-in capital in excess of par	1,417,054	1,044,797
Unrealized appreciation on investments	672	152
Total net assets	1,417,832	1,045,027

Total liabilities and net assets	$1,898,324	$1,372,321

Number of shares outstanding or subscribed	106,432	78,385
Net asset value per share	$13.32	$13.33

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Statement of Operations (unaudited)

	Three Months Ended March 31,
	2017	2016
Investment income
Investment income	$3,229	$—

Operating expenses
Organization costs	—	148,206
Amortization of deferred offering costs	118,910	—
Contractual issuer expenses (see Notes 2 and 3)	14,306	52,097
Management fees	1,164	—
Administrative fees	67,668	—
Professional fees	171,428	—
General and administrative expenses	47,647	—
Total operating expenses	421,123	200,303
Less: Expense limitation under agreements with adviser (see Notes 2 and 3)	(432,854)	(200,303)
Net operating expenses	(11,731)	—
Net investment income	14,960	—
Net change in unrealized appreciation on non-control/non-affiliate investments	520	—
Net increase in net assets resulting from operations	$15,480	$—

Net increase in net assets resulting from operations per common share - basic and diluted	$0.18	$—
Basic and diluted weighted average shares outstanding or subscribed	85,687	10

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Statement of Changes in Net Assets (unaudited)

	Three Months Ended March 31,
	2017	2016
Increase in net assets resulting from operations:
Net investment income	$14,960	$—
Net change in unrealized appreciation/depreciation on investments	520	—
Net increase in net assets resulting from operations	15,480	—

Distributions to shareholders from:
Accumulated net investment income (see Note 6)	(21,716)	—
Total distributions to shareholders	(21,716)	—

Common stock transactions:
Common stock issued or subscribed	379,041	—
Net increase in net assets resulting from capital transactions	379,041	—

Net assets:
Beginning of period	1,045,027	150
End of period	$1,417,832	$150

Common stock activity:
Number of shares outstanding, beginning of period	74,084	—
Shares issued	17,187	10
Number of shares subscribed, end of period	15,161	—
Number of shares outstanding or subscribed at end of period	106,432	10

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Statement of Cash Flows (unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net increase in net assets resulting from operations	$15,480	$—
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities
Unrealized appreciation on investments	(520)	—
Amortization of discounts on investments	(38)	—
Amortization of deferred offering costs	1,321	—
Deferral of offering costs reimbursed to adviser	(670)	—
Purchase of portfolio investment	(98,500)	—
Changes in operating assets and liabilities:
Interest receivable	197	—
Net due from investment adviser under expense limitation agreements	(131,600)	—
Administrative fee payable	(2,011)	—
Other assets and liabilities	110,492	—
Net cash used in operating activities	(105,849)	—

Cash flows from financing activities
Proceeds from issuance of common stock	232,401	150

Cash and cash equivalents at beginning of period	974,310	—
Cash and cash equivalents at end of period	$1,100,862	$150

Supplemental disclosure of cash flow information:
Organization and offering costs, and contractual issuer expenses paid by investment adviser and its affiliates (see Notes 2 and 3)	$67,005	$128,084
Amortization of deferred offering costs limited by investment adviser (see Notes 2 and 3)	117,589	—

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Schedule of Investments
March 31, 2017

Portfolio Company Investment Type	Industry	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Non-control/Non-affiliate Investments
Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		10.25%	(L +9.00%)	5/8/2019	$150,000	$150,000	$150,000	10.6%
TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Loan		8.75%	(L +7.75%)	11/8/2021	100,000	98,538	99,210	7.0
						$248,538	$249,210	17.6%

(1)
The investments bear interest at rates that are determined by reference to LIBOR (L), and which are reset monthly. These investments are also subject to LIBOR interest rate floors; LIBOR was below the LIBOR interest rate floors on these investments at March 31, 2017. The Company has provided the spread over LIBOR and current interest rate in effect at March 31, 2017.

Hancock Park Corporate Income, Inc.
Schedule of Investments
December 31, 2016

Portfolio Company Investment Type	Industry	Interest Rate (1)	Spread Above Index (1)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Non-control/Non-affiliate Investment
TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Loan		8.75%	(L +7.75%)	11/8/2021	$100,000	$98,500	$98,652	9.4%

(1)
The investment bears interest at a rate that determined by reference to LIBOR (L), which is reset monthly. This investment is also subject to a LIBOR interest rate floor; LIBOR was below the LIBOR interest rate floor on this investment at December 31, 2016. The Company has provided the spread over LIBOR and current interest rate in effect at December 31, 2016.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Note 1. Organization
Hancock Park Corporate Income, Inc. is a Maryland corporation formed on December 8, 2015, as an externally managed, non-diversified, closed-end investment company. The Company has elected to be regulated as a BDC under the 1940 Act; and intends to elect to be treated for federal income tax purposes, and to qualify annually thereafter, as a RIC under Subchapter M of the Code.
The Company’s objective is to provide shareholders with current income and capital appreciation through its strategic investment focus primarily on debt investments and, to a lesser extent, equity investments primarily in middle-market companies principally in the United States. OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company. OFS Advisor, an affiliate of the Company, a registered investment adviser, and a subsidiary of OFSAM, serves as investment adviser to the Company, and Evolv, a registered investment adviser, serves as sub-adviser to the Company. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital. OFS Capital is a publicly traded BDC with an investment strategy similar to the Company's.
The Company intends to raise up to $200,000,000 through the Offering, in reliance on exemptions from the registration requirements of the Securities Act. On August 30, 2016, Funding I purchased 74,074 shares of the Company’s common stock in the Offering for gross proceeds of $1,000,000 (the "Minimum Offering Requirement"), or $13.50 per share. No selling commissions or dealer manager fees were paid in connection with this purchase.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of presentation: The Company prepares its financial statements in accordance with GAAP, including ASC Topic 946, Financial Services–Investment Companies, the 1940 Act, Articles 6 or 10 of Regulation S-X, and the requirements for reporting on Form 10-Q. In the opinion of management, the financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation have been made. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation. These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
Investments: The Company applies fair value accounting in accordance with GAAP. ASC Topic 820 defines fair value, establishes a framework to measure fair value, and requires disclosures regarding fair value measurements. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined through the use of models and other valuation techniques, valuation inputs, and assumptions market participants would use to value the investment. Highest priority is given to prices for identical assets quoted in active markets (Level 1) and the lowest priority is given to unobservable valuation inputs (Level 3). The availability of observable inputs can vary significantly and is affected by many factors, including the type of product, whether the product is new to the market, whether the product is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that the valuation is based on less observable or unobservable inputs, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3 (i.e., those instruments valued using non-observable inputs), which comprise the entirety of the Company’s investments.
Changes to the valuation policy are reviewed by management and the Company’s Board. As the Company’s investments change, markets change, new products develop, and valuation inputs become more or less observable, the Company will continue to refine its valuation methodologies.
See Note 4 for more detailed disclosures of the Company’s fair value measurements of its financial instruments.
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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid investments not held for resale with original maturities of three months or less. The Company’s cash and cash equivalents are maintained with a member bank of the FDIC and at times, such balances may be in excess of the FDIC insurance limits. Included in cash and cash equivalents was $1,100,862 and $947,312 as of March 31, 2017 and December 31, 2016, respectively.
Organization costs: Organization costs include, among other things, legal fees related to the organization of the Company, its related documents of organization, and its initial operating agreements; independent audit of the Company’s seed-stage financial statements; and expenses related to its election to be treated as a BDC. Organization costs are charged to expense as incurred. The Investment Advisory Agreement limits the Company's liability for and recognition of organization costs, as discussed below and in Note 3.
Offering costs: Offering costs include legal, accounting, printing and other expenses pertaining to the preparation of the Offering; the related dealer-manager agreement; and other underwriting expenses, which include permissible due diligence reimbursements to the dealer-manager and participating broker-dealers. Offering costs incurred prior the commencement of the Offering on July 18, 2016, were deferred and then amortized on a straight-line basis over twelve months from July 18, 2016. All offering costs incurred subsequent to July 18, 2016, are deferred and amortized over a twelve month period from the date incurred. Amortization of deferred offering costs for the three months ended March 31, 2017 and 2016, was $118,910 and $-0-, respectively. The Investment Advisory Agreement limits the Company's liability for offering costs, and the related amortization expense, as discussed below and in Note 3.
Deferred offering costs as of March 31, 2017, and December 31, 2016, are as follows:

	March 31, 2017	December 31, 2016
Total deferred offering costs	$173,629	$256,333
Deferred offering costs limitation under Investment Advisory Agreement (see below and Note 3)	(171,854)	(253,906)
Deferred offering costs recognized by the Company	$1,775	$2,427
Expense limitation agreements and contractual issuer expenses: The Company benefits from two expense limitation agreements with OFS Advisor: (i) portions of the Investment Advisory Agreement, and (ii) Expense Support Agreement, which limits all other operating expenses.
The Investment Advisor Agreement contains provisions limiting the Company's obligation to recognize and pay (i) organization and offering costs, and (ii) other contractually-defined costs pertaining to the Company's organization and the Offering, including (a) costs associated with technology integration between the Company’s systems and those of its participating broker-dealers; (b) marketing expenses, which includes development of marketing materials and marketing presentations, training and educational meetings, and generally coordinating the marketing process for the Company; and (c) the salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in organization, offering, and these other contractually-defined activities (the costs set forth in items (a)-(c) referred to as "Contractual Issuer Expenses").
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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Loan origination fees, original issue discount (“OID”), market discount or premium, and loan amendment fees (collectively, “Net Loan Fees”) are recorded as an adjustment to the amortized cost of the investment, and accreted or amortized as an adjustment to interest income over the life of the respective debt investment using a method that approximates the effective interest method. When the Company receives a loan principal payment, the unamortized Net Loan Fees related to the paid principal are accelerated and recognized in interest income.
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
Income taxes: The Company intends to qualify and elect to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements, and timely distribute at least 90% of its ICTI to its shareholders. The Company has made, and intends to continue to make, the requisite distributions to its shareholders, which generally relieves the Company from U.S. federal income taxes.
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
The Company may utilize wholly-owned holding companies taxed under Subchapter C of the Code when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC. These “tax blocker” entities will be consolidated in the Company’s GAAP financial statements and may result in federal income tax expense with respect to income derived from those investments. Such income, net of applicable federal income tax, will not be included in the Company’s tax-basis net investment income until distributed by the holding company, which may result in temporary differences and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses. Federal income tax expense recognized by such holding-company subsidiaries will be included in general and administrative expenses in the statements of operations.
The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater and undistributed ICTI, income and excise tax expense, and, if involving multiple

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions at March 31, 2017 and December 31, 2016. The current and prior tax year remain subject to examination by U.S. federal and most state tax authorities.
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
New accounting standards: The following table discusses recently issued ASUs by the FASB adopted by the Company during 2017:

Standard	Description	Period of Adoption	Effect of Adoption on the financial statements
Standards that were adopted
ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update)

Incorporates into the FASB ASC Topic 250, SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on the financial statements of recently issued accounting standards when adopted, and specifically for ASU 2014-09, ASU 2016-02, and ASU 2016-03. If a registrant does not know or cannot reasonably estimate the impact of adoption of the above standards, the SEC staff expects the registrant to make a statement to that effect. Consistent with SAB Topic 11.M, the SEC staff also expects the registrant to provide qualitative disclosures to help users assess the significance the adoption will have on the financial statements. In addition, conforms the SEC Staff comments included in ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for investments in Qualified Affordable Housing Projects. The primary effect of the amendment was to change the reference "effective yield method" to "proportional amortization method"
		First Quarter of 2017	No material impact to the Company's financial statements

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

The following table discusses recently issued ASUs by the FASB yet to be adopted by the Company:

Standard	Description	Effect of Adoption on the the financial statements
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

ASU 2016-01, Financial Instruments – Overall
Modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value, and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820 - Fair Value Measurement, and as such these investments may be measured at cost

Annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is required to record its investments at fair value with changes in fair value recognized in net income in accordance with ASC Topic 946, Financial Services—Investment Companies. Therefore, the adoption of ASU 2016-01 is not expected to have a material effect on the Company’s financial statements

ASU 2016-15, Statement of Cash Flows
Addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows

Annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact of this ASU will have on the Company's financial position and disclosures.

ASU 2016-19, Technical Corrections and Improvements
Makes minor corrections and clarifications that affect a wide variety of topics in the Accounting Standards Codification, including an amendment to Topic 820, Fair Value Measurement, which clarifies the difference between a valuation approach and a valuation technique when applying the guidance of that Topic. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. The transition guidance for the Topic 820 amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements

Annual reporting periods beginning after December 15, 2017, including interim periods within those years. Early application is permitted for any fiscal year or interim period for which the entity’s financial statements have not yet been issued. The Company is currently evaluating the impact this ASU will have on the Company’s financial position or disclosures

ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers
Amends certain narrow aspects of ASU 2014-09, including loan guarantee fees, impairment testing of contract costs, provisions for losses on construction-type and production type contracts, advertising costs, scope exception clarifications, and various disclosures

The effective date and transition requirements are the same as the effective date and transition requirements for ASU 2014-09 and is not expected to have a material effect on the Company's financial statements.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Standard	Description	Effect of Adoption on the the financial statements
Standards that are not yet adopted
ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 620-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

Defines "insubstance nonfinancial asset", unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributios of nonfinancial assets to joint ventures

The effective date and transition requirements are the same as the effective date and transition requirements for ASU 2014-09 and is not expected to have a material effect on the Company's financial statements.

Note 3.  Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to an Investment Advisory Agreement, which became effective on August 30, 2016, when the Company satisfied the Minimum Offering Requirement. Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Company’s Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis. OFS Advisor is a subsidiary of OFSAM and a registered investment advisor under the Advisers Act.
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital, a publicly traded BDC with an investment strategy similar to the Company.
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
The base management fee is payable quarterly in arrears and was $1,164 and $-0- for the three months ended March 31, 2017, and 2016, respectively.
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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

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
Investment Sub-Advisory Agreement: Evolv serves as the Company’s sub-adviser pursuant to the Investment Sub-Advisory Agreement, which became effective on August 30, 2016, when the Minimum Offering Requirement was satisfied. Evolv assists OFS Advisor with the management of the Company’s activities and operations. On an annualized basis, Evolv earns 20% of the fees paid by the Company to OFS Advisor under the Investment Advisory Agreement with respect to each year, which, when due, are payable by OFS Advisor to Evolv quarterly in arrears. In addition, certain registered representatives of Evolv are also representatives of the dealer manager of the Offering.
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
Administration Agreement: OFS Services, a wholly-owned subsidiary of OFSAM, furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to the Administration Agreement. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its shareholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its shareholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services. Amounts charged under the Administration Agreement exclude Contractual Issuer Expenses.
Administrative fees were $67,668 and $-0- for the three months ended March 31, 2017 and 2016, respectively.
Expense Limitation Agreements: OFS Advisor limits the Company's incurred expenses under two agreements: the Investment Advisory Agreement, which contains provisions limiting organization and offering costs, and Contractual Issuer Expenses; and an Expense Support Agreement, which limits all other operating expenses. Expense limitations provided under the Investment Advisory Agreement and Expense Support Agreement for the three months ended March 31, 2017 and 2016, are presented below:

	Three Months Ended March 31,
	2017	2016
Organization and offering costs, and Contractual Issuer Expenses limitations under Investment Advisory Agreement	$126,459	$200,303
Operating expense limitations under Expense Support Agreement	306,395	—
Total expense limitations under agreements with OFS Advisor	$432,854	$200,303
The Company is conditionally obligated to reimburse OFS Advisor for aggregate expense support provided of $1,767,233 and $1,416,431 at March 31, 2017, and December 31, 2016, respectively, as presented below:

	March 31, 2017	December 31, 2016
Unreimbursed costs under Investment Advisory Agreement:
Organization costs	$374,325	$378,535
Offering costs:
Unamortized as of balance sheet date	171,854	253,906
Amortized as of balance sheet date	315,862	199,211
Contractual Issuer Expenses	191,845	177,827
Unreimbursed operating expense support under Expense Support Agreement	713,347	406,952
Total conditional reimbursement obligation under expense limitation agreements with OFS Advisor	$1,767,233	$1,416,431
At March 31, 2017, the Company was due $299,126 from OFS Advisor under the Expense Support Agreement, net of $1,164 owed for management fees and $6,105 owed under the reimbursement provisions of the Investment Advisory Agreement. The conditional reimbursement provisions of the Investment Advisory Agreement and Expense Support Agreement are discussed below.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Organization and Offering Costs, and Contractual Issuer Expense Limitations : OFS Advisor and its affiliates have incurred aggregate organizational and offering costs, and Contractual Issuer Expenses related to the Company of $1,075,891 and $1,025,379 as of March 31, 2017, and December 31, 2016, respectively. The Company is conditionally liable for these costs under the terms of the Investment Advisory Agreement. Additionally, management expects OFS Advisor and its affiliates will continue to incur offering costs on behalf of the Company throughout the Offering. OFS Advisor and its affiliates have paid an aggregate of $951,122 and $884,117 in cash for organizational and offering costs related to the Company as of March 31, 2017, and December 31, 2016, respectively. The Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all reimbursable organization and offering costs paid by OFS Advisor and its affiliates have been recovered. Organization and offering expenses incurred by OFS Advisor or its affiliates will be eligible for reimbursement for three years from the date incurred. The Company has recognized aggregate liability for reimbursement of organizational and offering costs to OFS Advisor of $22,005, and $900 as of March 31, 2017, and December 31, 2016, respectively. These liabilities are generally settled on a net basis with management fees and amounts due to or due from OFS Advisor under the Expense Limitation Agreement. Unreimbursed organization and offering costs, and Contractual Issuer Expenses as of March 31, 2017, are summarized below:

Period incurred	Organization Costs	Offering Costs	Contractual Issuer Expenses	Unreimbursed Total
Period from December 8 (inception) through December 31, 2015	$52,506	$132,299	$3,171	$187,976
Three months ended March 31, 2016	148,206	133,495	52,097	333,798
Three months ended June 30, 2016	124,596	94,163	49,424	268,183
Three months ended September 30, 2016	47,038	76,508	54,222	177,768
Three months ended December 31, 2016	1,979	15,045	18,625	35,649
Three months ended March 31, 2017	—	36,206	14,306	50,512
Total unreimbursed organization and offering costs, and Contractual Issuer Expenses	$374,325	$487,716	$191,845	$1,053,886
Expense Support Agreement: The Expense Support Agreement is designed to ensure no portion of the Company’s distribution to shareholders will be paid from its Offering proceeds, and provides for expense-reduction payments from OFS Advisor to the Company in any quarterly period in which the Company’s cumulative distributions to shareholders exceeds its cumulative distributable ordinary income and net realized gains. The Expense Support Agreement provides for reimbursement of these payments by the Company to OFS Advisor, however, such liability shall only accrue (i) to the extent they do not cause the then-current "Other Operating Expense Ratio" (defined below) to exceed such ratio for period for which period the Company will reimburse OFS Advisor and (ii) if the then-current annualized rate of distribution per share equals or exceeds the annualized rate of distribution per share of the supported period for which the Company will reimburse OFS Advisor. The Other Operating Expense Ratio is defined as total operating expenses reported in the statement of operations excluding interest expense, management fees, incentive fees, organization cost, amortization of deferred offering costs, and Contractual Issuer Expenses as a percentage of net assets. Payments under the Expense Support Agreement will be eligible for reimbursement for three years from the date accrued.
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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Unreimbursed support provided under the Expense Support Agreement as of March 31, 2017, is summarized below:

Supported period	Amount of expense limitation	Annualized Other Operating Expense Ratio as of the date of expense limitation	Annualized rate of distribution per share
Three months ended September 30, 2016	$237,837	75.2%	7.0%(1)
Three months ended December 31, 2016	169,115	64.3%	7.0%(1)
Three months ended March 31, 2017	306,395	82.0%	7.0%
Total unreimbursed operating expense limitations provided under Expense Support Agreement	$713,347

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
Each quarter, the Company assesses whether sufficient market quotations are available or whether a sufficient number of indicative prices from pricing services or brokers or dealers have been received. Investments for which sufficient market quotations are available are valued at such market quotations. Otherwise, the Company undertakes, on a quarterly basis, a multi-step valuation process as described below:

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
The following table provides quantitative information about the Company’s significant Level 3 fair value input to the Company’s fair value measurement as of March 31, 2017, and December 31, 2016. In addition to the technique and input noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below is not intended to be exhaustive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

	Fair Value at March 31, 2017 (1)	Valuation technique	Unobservable input	Range (Weighted average)
Senior secured loan	$99,210	Discounted cash flow	Discount rate	10.53%-10.53% (10.53%)

(1)	Excludes a $150,000 senior secured debt investment valued at a Transaction Price.

	Fair Value at December 31, 2016	Valuation technique	Unobservable input	Range (Weighted average)
Senior secured loan	$98,652	Discounted cash flow	Discount rate	10.40%-10.40% (10.40%)
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
The following tables present changes in the investment measured at fair value using Level 3 inputs for the three months ended March 31, 2017:

Senior Secured Loans
Balance at beginning of period	$98,652
Net change in unrealized appreciation on investment	520
Amortization of Net Loan Fees	38
Purchase of portfolio investments	150,000
Balance at end of period	$249,210
The net change in unrealized appreciation for the three months ended March 31, 2017, reported in the Company’s statements of operations attributable to the Company’s Level 3 asset held at year end was $520.
GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such value and the methods and significant assumptions used to estimate fair value. GAAP excludes from this requirement non-financial assets and liabilities. Accordingly, the required fair value disclosures provide only a partial estimate of the fair value of the Company. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments.
Note 5. Commitments and Contingencies
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2017.
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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

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
The Company has met the required distribution, source of income and asset diversification requirements as of March 31, 2017, and intends to continue to meet these requirements. Accordingly, there is no liability for federal income taxes at the Company level. The Company’s ICTI differs from the net decrease in net assets resulting from operations primarily due to differences in income recognition on the unrealized appreciation of investments, and in expense recognition related to organization costs, amortization of deferred offering costs, Contractual Issuer Expenses, and the related expense support under the Investment Advisory Agreement (together, "Net O&O Costs").
The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its ICTI and distributions for the full year. If the tax characteristics of the Company’s $21,716 distributions declared during 2017 were determined as of March 31, 2017, all distributions would be ordinary income.
The Company records reclassifications to its capital accounts related to permanent differences between the GAAP and tax treatment of Net O&O Costs. Reclassifications were as follows:

	Three Months Ended March 31,
	2017	2016
Paid-in capital in excess of par	$(6,757)	$—
Undistributed net investment income	6,757	—
The tax bases of undistributed net investment income, portfolio investments, or net unrealized appreciation on the investments did not differ from their GAAP bases as of March 31, 2017, and December 31, 2016.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Note 7. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2017, and 2016:

	Three Months Ended March 31,
	2017	2016
Per share data:
Net asset value per share at beginning of period	$13.33	$15.00
Net investment income	0.17	—
Net change in unrealized appreciation on non-control/non-affiliate investments	0.01	—
Issuance of common stock (1)	(0.19)	—
Net asset value per share at end of period	$13.32	$15.00
Total return based on net asset value (2)	(0.1)%	—%
Shares issued or subscribed at end of period	106,432	78,385
Weighted average shares issued or subscribed	85,687	10
Ratio/Supplemental Data
Average net asset value (3)	$1,231,430	$150
Net asset value at end of period	$1,417,832	$150
Net investment income	$14,960	$—
Ratio of total expenses to average net assets (4)	(3.8)%	—%
Ratio of net investment expenses to average net assets (4)	4.9%	—%
Portfolio turnover	—%	—%

(1)
The issuance of common stock on a per share basis reflects the incremental net asset value change as a result of the issuance of shares of common stock in the Company’s continuous public offering and the dilutive or anti-dilutive impact from significant changes in weighted-average shares outstanding during the period.

(2)
Calculation is ending net asset value less beginning net asset value, adjusting for dividends and distributions reinvested at the Company’s quarter-end net asset value for the respective distributions.

(3)	Based on net asset values as the end of the indicated and preceding calendar quarter.

(4)	Annualized.
Note 8. Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the three months ended March 31, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution
Three Months Ended March 31, 2017
January 31, 2017	January 31, 2017	April 21, 2017	$0.0875	$6,859
February 27, 2017	February 28, 2017, March 31, 2017	April 21, 2017	0.0875	14,857
The above distributions were funded, in part, through the reimbursement of certain operating expenses by OFS Advisor under the Expense Support Agreement. The Expense Support Agreement is designed to ensure no portion of the Company's distribution to shareholders will be paid from Offering proceeds, and will provide for expense reduction payments to the Company in any quarterly period the Company's cumulative distributions to shareholders exceeds the Company's cumulative ICTI and net realized gains. The Expense Support Agreement may be terminated by OFS Advisor, without payment of any penalty, with or without notice to the Company.
Note 9. Subsequent Events Not Disclosed Elsewhere
On April 4, 2017, the Company collected $204,840 related to subscriptions receivable as of March 31, 2017.
On April 25, 2017, the Board declared a distribution of $0.0875 per common share payable on July 14, 2017 to stockholders of record on each of April 28, 2017, May 31, 2017 and June 30, 2017.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a BDC under the 1940 Act. We were formed on December 8, 2015, as a corporation under the laws of Maryland. Our investment objective is to provide our shareholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments. Our investment strategy focuses primarily on investments in middle-market companies in the United States. We use the term “middle-market” to refer to companies that may exhibit one or more of the following characteristics: number of employees between 150 and 2,000; revenues between $15 million and $300 million; annual EBITDA, between $3 million and $50 million; generally, private companies owned by private equity firms or owners/operators; and enterprise value between $10 million and $500 million. For additional information about how we define the middle-market, see "Item 1. Business—Investment Criteria/Guidelines" in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
We intend to raise up to $200,000,000 through the Offering, in reliance on exemptions from the registration requirements of the Securities Act. On August 30, 2016, Funding I, a subsidiary of OFSAM, purchased 74,074 shares of our common stock in the Offering for gross proceeds of $1,000,000 ("Minimum Offering Requirement"), or $13.50 per share. No selling commissions or dealer manager fees were paid in connection with this purchase. Since commencing operations on August 30, 2016, we have sold a total of 32,348 shares of common stock for total gross proceeds of $467,000.
Our investment activities are managed by OFS Advisor and supervised by our Board, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital, a publicly traded BDC with an investment strategy similar to the Company's. Evolv, a registered investment adviser, serves as our sub-adviser pursuant to the Investment Sub-Advisory Agreement.
We have also entered into an Administration Agreement with OFS Services. Under our Administration Agreement, we have agreed to reimburse OFS Services for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by OFS Services in performing its obligations under the Administration Agreement.
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
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:

•
We entered into the Investment Advisory Agreement with OFS Advisor to manage our operating and investment activities. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. See "Item 1–Financial Statements–Note 3".

•
We entered into the Administration Agreement with OFS Capital Services, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See "Item 1–Financial Statements–Note 3".

OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital, a publicly traded BDC with an investment strategy similar to the Company.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. Critical accounting policies are those that require management to make subjective or complex judgments about the effect of matters that are inherently uncertain and may change in subsequent periods. Changes that may be required in the underlying assumptions or estimates in these areas could have a material impact on our current and future financial condition and results of operations.
Our critical accounting policies and estimates are those relating to expense limitation agreements and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board of Directors. For descriptions of our revenue recognition and fair value policies, see Note 2 to the financial statements included in "Item 1.–Financial Statements" of this Quarterly Report on Form 10-Q.
Expense limitation agreements. We benefit from two expense limitation agreements with OFS Advisor: portions of the Investment Advisory Agreement, which limit our liability to reimburse OFS Advisor for organization and offering expenses it incurs on our behalf, and the Expense Support Agreement. See "Item 1 – Financial Statements – Note 3."
We considered the relevant accounting literature applicable to expense limitation agreements—particularly ASC Topic 946 Subtopic 20 Section 25-4—and related publications by the American Institute of Certified Public Accountants, as well as publicly-available documents on industry practice and the SEC Staff’s views thereon. The application of this accounting literature requires interpretation of the reimbursement conditions in the expense limitation agreements, which requires significant judgment. An agreement whose reimbursement conditions are either non-substantive or whose occurrence is inevitable will generally fail to meet to the requirements of this literature, resulting in greater reported expense, lower reported net asset values, and an on-balance sheet liability to reimburse the agreement counterparty for any funds or support received.
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
Fair value estimates. As discussed more fully in "Item 1.–Financial Statements–Note 4" GAAP requires us to categorize financial assets and liabilities carried at fair value according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). All of our assets carried at fair value are classified as Level 3; we typically do not hold equity securities or other instruments that are actively traded on an exchange.
As described in "Item 1. – Financial Statements – Note 4", we follow a process, under the supervision and review of the Board, to determine these unobservable inputs used to calculate the fair value of our investments. The most significant unobservable inputs in the fair value measurement is the discount rate and projected cash flows contractually due from the investments.
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
The following table illustrates the sensitivity of our fair value measures to reasonably likely changes to the estimated discount rate inputs used in our debt investment valuations at March 31, 2017:

	Fair Value at March 31, 2017	Weighted average discount rate at March 31, 2017	Discount rate sensitivity
			-10% Weighted average	+10% Weighted average
Senior secured loan	$99,210	10.53%	$100,344	$96,962
The table above presents the impact to our debt-investment fair value accounting measures by uniformly modifying our discount rate valuation input. This table does not present the estimated effect of hypothetical changes in actual, observed interest rates, which would affect the cash flows from many of the underlying investments as they are indexed to LIBOR or the Prime Rate of interest, the operating environment of many of our portfolio companies, and other factors, as well as our estimates of the discount rate valuation input. The effect of hypothetical changes in actual, observed interest rates on our fair value measures is not subject to reasonable estimation.
Portfolio Composition and Investment Activity
Portfolio Composition
The following table summarizes the composition of our investment portfolio as of March 31, 2017, and December 31, 2016:

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments	$248,538	$249,210	$98,500	$98,652
Total number of portfolio companies	2	2	1	1
At March 31, 2017, the weighted average yield on our debt investment portfolio was 9.97%. The weighted average yield on our performing debt investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees divided by (b) amortized cost of our debt investments, excluding assets on non-accrual basis as of the balance sheet date. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.
As of March 31, 2017, and December 31, 2016, all of our debt investments were floating rate loans with interest rate floors, which effectively converts these debt investments to fixed rate debt investments in the current interest rate environment.

Our portfolio companies were domiciled in the United States ("U.S.") at March 31, 2017, and December 31, 2016. The following table shows the portfolio composition by U.S. geographic region at amortized cost and fair value and as a percentage of total investments; the geographic composition is determined by the location of the portfolio company's corporate headquarters:

	Amortized Cost				Fair Value
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
Northeast - U.S.	$98,538	39.6%	$98,500	100.0%	$99,210	39.8%	$98,652	100.0%
West - U.S.	150,000	60.4	—	—	150,000	60.2	—	—
Total	$248,538	100.0%	$98,500	100.0%	$249,210	100.0%	$98,652	100.0%
Investment Activity
During the three months ended March 31, 2017, we purchased one new senior secured debt investment for $150,000, which was included as a payable for investment purchased on the March 31, 2017, balance sheet. In addition, we funded a new senior secured debt investment for $98,500 which we purchased during 2016.
Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2016. All of our debt investments were classified as a risk category 3 as of March 31, 2017, and December 31, 2016.
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
Comparison of the three months ended March 31, 2017, and 2016
Organization Expenses. We incurred organization expenses of $-0- and $148,206 for the three months ended March 31, 2017 and 2016, respectively. Organization expenses for the three months ended March 31, 2016, are comprised of professional fees of our attorneys and independent accountants related to the preparation of our registration statement on Form 10 filed with the SEC and our initial operating agreements, and the audit of our December 31, 2015 financial statements.
Offering Expenses. We incurred offering costs of $36,206 and $133,495 during the three months ended March 31, 2017 and 2016, respectively. Offering costs incurred prior to the commencement of the Offering on July 18, 2016, were deferred and then amortized on a straight-line basis over twelve months from July 18, 2016. All offering costs incurred subsequent to July 18, 2016, are deferred and amortized over a twelve month period from the date incurred. Offering costs for the three months ended March 31, 2017, were for legal fees incurred related to ordinary due diligence and non-recurring legal fees related to establishing agreements with clearing broker-dealers to permit their custody of our common stock. Offering costs for the three months ended March 31, 2016, consist of professional fees of attorneys and others related to the preparation of our private placement memorandum and our dealer-manager agreement, due diligence activities, and fees related to development of marketing plans and materials for our common stock.
Organization and offering costs for the three months ended March 31, 2016, includes $60,000 for costs incurred by OFS Advisor to an affiliate of Evolv for consulting services prior to Evolv’s appointment as sub-adviser to us. On July 18, 2016, OFS Advisor and the affiliate of Evolv terminated their consulting agreement.
Amortization of offering costs was $118,910 for the three months ended March 31, 2017. There was no amortization of offering costs prior to July 18, 2016, the commencement of our continuous offering. The payment of offering costs and incurrence of amortization expense related to offering costs is subject to limitation under the Investment Management Agreement; see "—Expense Limitations", below.
Contractual Issuer Expenses. We incurred Contractual Issuer Expenses of $14,306 and $52,097 for the three months ended March 31, 2017 and 2016, respectively, related to salaries and direct expenses of personnel of OFS Advisor and its affiliates directly involved in the activities enumerated above in organization expenses and offering expenses.
Administrative Fees. We incurred administrative fees of $67,668 for the three months ended March 31, 2017, primarily related to accounting and record-keeping services, and preparation and filing of required periodic reports with the

SEC. We did not incur administrative fees during the three months ended March 31, 2016, because the the Administrative Agreement did not become effective until August 30, 2016.
Professional and General and Administrative Expenses. We incurred professional and general and administrative expenses of $219,075 for the three months ended March 31, 2017, primarily comprised of professional fees of our attorneys and independent accountants, and filing fees related to the preparation and filing of required periodic reports with the SEC, board fees, and insurance charges. Professional fees incurred in the three months ended March 31, 2016, related to our organization and offering activities as discussed above.
Expense Limitations. All organization and offering expenses, and Contractual Issuer Expenses for the three months ended March 31, 2017, have been limited to $6,757 under the terms of the Investment Advisory Agreement. We reimbursed OFS Advisor $4,498 in organization costs and Contractual Issuer Expenses during the three months ended March 31, 2017, which reduced other expense limitations for that period and resulted in net recognition of expense. We also reimbursed OFS Advisor $1,607 in offering costs during the three months ended March 31, 2017, of which $938 was amortized at the time of reimbursement, and reduced the expense limitations for that period and resulted in net recognition of expense. The remaining $670 was unamortized at the time of reimbursement and is reported as deferred offering costs on the balance sheet from where it continues to amortize in accordance with its original amortization period, and is not subject to further limitation under expense limitation agreements with OFS Advisor. Organization and offering expenses, and Contractual Issuer Expenses were limited to $-0- prior to July 18, 2016. The net effect of expense limitations under the Investment Advisory Agreement is presented below.

	Three Months Ended March 31,
	2017	2016
Gross aggregate organization costs, amortization of deferred offering costs, and Contractual Issuer Expenses reported in operating expenses	$133,216	$200,303
Reimbursement of organization costs	(4,210)	—
Reimbursement of amortized offering costs	(938)	—
Amortization of reimbursed deferred offering costs	(1,321)	—
Reimbursement of Contractual Issuer Expenses	(288)	—
Organization costs, amortization of deferred offering costs, and Contractual Issuer Expenses reimbursed and incurred	(6,757)	—
Expense limitation of organization and offering costs, and Contractual Issuer Expenses provided under the Investment Advisory Agreement	$126,459	$200,303

All other gross operating expenses (operating expenses exclusive of organization and offering expenses, and Contractual Issuer Expenses, and before limitations) are subject to limitation under the Expense Support Agreement. OFS Advisor's obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to unsupported investment company taxable income (expense) and the amount of the declared distribution; the Expense Support Agreement provides expense support such that distributions are not paid from Offering proceeds. The determination of expense limitation under the Expense Support Agreement for the three months ended March 31, 2017 and 2016, is presented below.

	Three Months Ended March 31,
	2017	2016
Total investment income	$3,229	$—
Gross operating expenses excluding organization costs, amortization of deferred offering costs, and Contractual Issuer Expenses reported in operating expenses (1):
Interest expense, base management fees, and incentive fees	1,164	—
Other operating expenses as defined in the Expense Support Agreement (2)	286,743	—
Unsupported investment company taxable income (expense)	(284,678)	—
Declared distributions	21,716	—
Expense limitation under Expense Support Agreement	$306,394	$—

(1)
Organization costs, amortization of deferred offering costs, Contractual Issuer Expenses, and the related expense support under the Investment Advisory Agreement are generally excluded from the determination of ICTI. See "Item 1. – Financial Statements – Note 6."

(2)
Generally defined in the Expense Support Agreement as our operating expenses determined in accordance with GAAP excluding organization and offering expenses, Contractual Issuer Expenses, interested expenses, and base management fees, and incentive fees. The annualized ratio of other operating expenses to net assets at the time of support constitutes a condition for reimbursement to OFS Advisor. See "Item 1. – Financial Statements – Note 3."

Expense limitation under both the Investment Advisory Agreement and the Expense Support Agreement is cancelable at any time.
Liquidity and Capital Resources
Sources and Uses of Cash and Cash Equivalents
We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks and issuances of senior securities. Our primary use of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying OFS Advisor), (iii) debt service of any borrowings and (iv) cash distributions to the holders of our stock. These principal sources and uses of cash and liquidity are presented below:

	Three Months Ended March 31,
	2017	2016
Cash from net investment income	$(7,349)	$—
Purchase of portfolio investment	(98,500)	—
Net cash used in operating activities	(105,849)	—
Proceed from issuance of common stock	232,401	150
Cash distributions paid	—	—
Net change in cash and cash equivalents	$126,552	$150
We used $105,849 and $-0- in cash in operating activities for the three months ended March 31, 2017 and 2016, respectively. The increase in cash used in operations was primarily due to the funding of $98,500 for an investment we purchased during 2016, approximately $135,000 of cash paid for professional and general and administrative fees, and approximately $70,000 of cash paid to OFS Advisor under the Administration Agreement, offset by approximately $168,000 in cash received from OFS Advisor under the Expense Support Agreement.

We raised $232,401 and $150 during the three months ended March 31, 2017 and 2016, respectively. The capital contributions for the three months ended March 31, 2016, were from OFSAM for our initial capitalization.
Subsequent to March 31, 2017, we paid a distribution to holders of our common stock of $21,716.
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
In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock (of which we had none at March 31, 2017, and December 31, 2016), of at least 200%. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
Contractual Obligations
On July 15, 2016, we, with approval by our board of directors, entered into the Investment Advisory Agreement, the Expense Support Agreement, the Investment Sub-Advisory Agreement, and the Administration Agreement. The Investment Advisory Agreement and Investment Sub-Advisory Agreement became effective as of August 30, 2016, the date that we satisfied the Minimum Offering Requirement. See “Item 1 – Financial Statements – Note 3.”
Off-Balance Sheet Arrangements
OFS Advisor and its affiliates have incurred organizational and offering costs, and Contractual Issuer Expenses related to the Company of which $1,053,886 and $1,009,479 were unreimbursed as of March 31, 2017 and December 31, 2016, respectively. We remain conditionally liable for organization and offering costs incurred by OFS Advisor and its affiliates on our behalf. See “Item 1 – Financial Statements – Note 3.”
OFS Advisor has provided aggregate operating expense support of $713,347 and $406,952 as of March 31, 2017, and December 31, 2016, respectively. We remain conditionally liable for operating expense support provided by OFS Advisor. See “Item 1 – Financial Statements – Note 3.”
Distributions
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
For a period of time following commencement of our Offering, which time period may be significant, our 2017 distribution was, and distributions may in the future, be funded through expense limitation payments by OFS Advisor under the Expense Support Agreement. The Expense Support Agreement is designed to ensure no portion of our distribution to shareholders will be paid from Offering proceeds, and provides for expense limitation payments to us in any quarterly period our cumulative distributions to shareholders exceeds the Company's cumulative ICTI and net realized gains. Any such distributions funded through expense limitation payments are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or OFS Advisor continues to make such payments. The Expense Support Agreement may be terminated by us or OFS Advisor, without payment of any penalty, upon written notice to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2016.
Assuming that the interim and unaudited balance sheet as of March 31, 2017, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase(1)	Interest income	Interest expense	Net increase in net investment income
50	$1,094	$—	$1,094
100	2,362	—	2,362
150	3,629	—	3,629
200	4,896	—	4,896
250	6,164	—	6,164

(1)	A decline in interest rates would not have a material impact on our net investment income.

Item 4.  Controls and Procedures
Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2017, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in "Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
There have been no material changes from the risk factors previously disclosed in Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended March 31, 2017, we sold 28,047 shares of our common stock for gross proceeds of $407,000, or a weighted average price of $14.51 per share, to investors who participated in the Offering and each of whom met the criteria of an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act.
The offer and sale of the Company’s Common Stock in the Offering was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of, and Rule 506 of Regulation D under, the Securities Act. The offering resulted in commissions of approximately $27,960.
Because shares of our common stock have been acquired by investors in one or more transactions "not involving a public offering," they are "restricted securities" and may be required to be held indefinitely. Our common shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) the transferor provides OFS Advisor with at least 10 days written notice of the transfer; (ii) the transfer is made in accordance with applicable securities laws; and (iii) the transferee agrees in writing to be bound by these restrictions and the other restrictions imposed on the common shares and to execute such other instruments or certifications as are reasonably required by us. Accordingly, an investor must be willing to bear the economic risk of investment in the common shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the common shares may be made except by registration of the transfer on our books.
Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Not applicable.

Item 6.  Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-Q
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended				*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended				*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2017	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-Q
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended				*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended				*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

*	Filed herewith.
†	Furnished herewith.