Form 10-Q
period 2017-06-30
Hancock Park Corporate Income, Inc.
filed 2017-08-11
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 9, 2017 was 470,057.

HANCOCK PARK CORPORATE INCOME, INC.

Defined Terms
We have used "we," "us," "our", "our company", and "the Company" to refer to Hancock Park Corporate Income, Inc. in this report. We also have used several other terms in this report, which are explained or defined below:

1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration agreement between the Company and OFS Services, dated July 15, 2016
Advisers Act	The Investment Advisers Act of 1940
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the FASB
ASC Topic 820	ASC Topic 820, "Fair Value Measurement"
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Evolv	Evolv Capital Advisors LLC, a registered investment adviser under the Advisers Act, and sub-adviser to the Company
Expense Support Agreement	Expense support and conditional reimbursement agreement dated July 15, 2016, between the Company and OFS Advisor
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Funding I	OFS Funding I, LLC, a wholly-owned subsidiary of OFSAM and an affiliate of OFS Advisor
GAAP	Accounting principles generally accepted in the United States
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Investment Advisory Agreement	Investment advisory and management agreement between the Company and OFS Advisor, dated July 15, 2016
Investment Sub-Advisory Agreement	Investment sub-advisory agreement between the Company, OFS Advisor, and Evolv, dated July 15, 2016
LIBOR	London Interbank Offered Rate
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock
OFS Advisor	OFS Capital Management, LLC, a wholly-owned subsidiary of OFSAM and registered investment advisor under the Advisers Act
OFS Capital	OFS Capital Corporation
OFS Services	OFS Capital Services, LLC, a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, an established investment platform focused on meeting the capital needs of middle-market companies
RIC	Regulated investment company under the Code
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933, as amended

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Hancock Park Corporate Income, Inc.
Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
Assets:
Non-control/non-affiliate investments at fair value (amortized cost of $1,075,211 and $98,500, respectively)	$1,075,003	$98,652
Cash and cash equivalents	1,999,893	974,310
Interest receivable	2,863	647
Due from investment adviser under expense limitation agreements, net (see Note 3)	218,339	167,526
Deferred offering costs	2,095	2,427
Subscriptions receivable	2,512,500	58,200
Prepaid expenses and other assets	11,967	70,559
Total assets	$5,822,660	$1,372,321

Liabilities:
Administrative fee payable	$112,538	$95,520
Payable for investment purchased	—	98,500
Accrued professional fees	127,613	123,808
Distribution payable	38,753	—
Accrued expenses	8,199	9,466
Total liabilities	287,103	327,294

Commitments and contingencies ($2,023,769 and $1,416,431, respectively; see Note 3 and 5)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized as of June 30, 2017, and December 31, 2016; 230,024 and 74,084 shares issued and outstanding as of June 30, 2017, and December 31, 2016, respectively; 186,079 and 4,301 shares subscribed as of June 30, 2017, and December 31, 2016, respectively	416	78
Paid-in capital in excess of par	5,535,349	1,044,797
Unrealized (depreciation) appreciation on investments	(208)	152
Total net assets	5,535,557	1,045,027

Total liabilities and net assets	$5,822,660	$1,372,321

Number of shares outstanding or subscribed	416,103	78,385
Net asset value per share	$13.30	$13.33

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Statement of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment income
Investment income	$19,708	$—	$22,937	$—

Operating expenses
Organization costs	—	124,596	—	272,802
Amortization of deferred offering costs	125,301	—	244,211	—
Contractual issuer expenses (see Notes 2 and 3)	13,938	49,424	28,244	101,521
Management fees	2,828	—	3,992	—
Administrative fees	98,561	—	166,229	—
Professional fees	98,305	43,500	269,733	43,500
General and administrative expenses	65,145	8,550	112,792	8,550
Total operating expenses	404,078	226,070	825,201	426,373
Less: Expense limitation under agreements with adviser (see Notes 2 and 3)	(360,727)	(174,020)	(793,581)	(374,323)
Net operating expenses	43,351	52,050	31,620	52,050
Net investment loss	(23,643)	(52,050)	(8,683)	(52,050)
Net change in unrealized depreciation/appreciation on non-control/non-affiliate investments	(880)	—	(360)	—
Net decrease in net assets resulting from operations	$(24,523)	$(52,050)	$(9,043)	$(52,050)

Net investment loss per common share – basic and diluted	$(0.13)	$(5,205)	$(0.07)	$(7,436)
Net decrease in net assets resulting from operations per common share – basic and diluted	$(0.14)	$(5,205)	$(0.07)	$(7,436)
Distributions declared per common share	$0.26	$—	$0.52	$—
Basic and diluted weighted average shares outstanding or subscribed	179,560	10	131,459	7

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Statement of Changes in Net Assets (unaudited)

	Six Months Ended June 30,
	2017	2016
Decrease in net assets resulting from operations:
Net investment loss	$(8,683)	$(52,050)
Net change in unrealized appreciation/depreciation on investments	(360)	—
Net decrease in net assets resulting from operations	(9,043)	(52,050)

Distributions to stockholders from:
Accumulated net investment income (see Note 6)	(60,469)	—
Total distributions to stockholders	(60,469)	—

Common stock transactions:
Common stock issued or subscribed	4,560,042	—
Net increase in net assets resulting from capital transactions	4,560,042	—
Net increase (decrease) in net assets	4,490,530	(52,050)

Net assets:
Beginning of period	1,045,027	150
End of period	$5,535,557	$150

Common stock activity:
Number of shares outstanding, beginning of period	74,084	10
Shares issued	155,940	—
Number of shares subscribed, end of period	186,079	—
Number of shares outstanding or subscribed at end of period	416,103	10

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Statement of Cash Flows (unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(9,043)	$(52,050)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities
Unrealized appreciation on investments	(360)	—
Amortization of discounts on investments	836	—
Amortization of deferred offering costs	8,368	—
Deferral of offering costs reimbursed to adviser	(8,036)	—
Purchase of portfolio investments	(1,188,768)	—
Proceeds from principal payments on portfolio investments	114,393	—
Changes in operating assets and liabilities:
Interest receivable	(2,216)	—
Due from investment adviser under expense limitation agreements, net	(50,813)	—
Administrative fee payable	17,018	—
Other assets and liabilities	58,380	—
Net cash used in operating activities	(1,060,241)	(52,050)

Cash flows from financing activities
Proceeds from issuance of common stock	2,107,540	150
Distributions paid to stockholders	(21,716)	—
Net cash provided by (used in) financing activities	2,085,824	150

Net increase (decrease) in cash and cash equivalents	1,025,583	(51,900)
Cash and cash equivalents at beginning of period	974,310	—
Cash and cash equivalents at end of period	$1,999,893	$150

Supplemental disclosure of cash flow information:
Organization and offering costs, and contractual issuer expenses paid by investment adviser and its affiliates (see Notes 2 and 3)	$91,186	$117,801
Amortization of deferred offering costs limited by investment adviser (see Notes 2 and 3)	235,843	—

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Schedule of Investments
June 30, 2017

Portfolio Company Investment Type (1)	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Non-control/Non-affiliate Investments
BJ's Wholesale Club, Inc.	Warehouse Clubs and Supercenters
Senior Secured Loan		8.71%	(L +7.50%)	2/3/2025	$200,000	$198,389	$196,080	3.5%

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		11.05%	(L +9.75%)	5/8/2019	150,000	150,000	148,125	2.7

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		6.30%	(L +5.00%)	4/21/2024	25,000	24,756	24,871	0.4
Senior Secured Loan		10.30%	(L +9.00%)	4/21/2025	50,000	49,267	49,627	0.9
					75,000	74,023	74,498	1.3
Rack Merger Sub Inc	Packaging Machinery Manufacturing
Senior Secured Loan		8.42%	(L +7.25%)	10/3/2022	186,667	181,867	184,566	3.3

Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		5.80%	(L +4.50%)	5/26/2023	71,429	70,723	70,747	1.3
Senior Secured Loan		8.80%	(L +8.50%)	11/26/2023	178,571	175,920	175,952	3.2
					250,000	246,643	246,699	4.5
TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Loan		8.98%	(L +7.75%)	11/8/2021	150,606	150,320	150,606	2.7

Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		9.41%	(L +8.25%)	4/21/2025	58,600	57,731	58,125	1.1
Senior Secured Loan		5.16%	(L +4.00%)	4/21/2024	16,400	16,238	16,304	0.3
					75,000	73,969	74,429	1.4
Total Investments					$1,087,273	$1,075,211	$1,075,003	19.4%

(1)
All of the Company’s investments were qualifying assets under Section 55(a) of the 1940 Act as of the period end. Qualifying assets must represent at least 70% of the Company's assets, as defined under Section 55 of the 1940 Act, at the time of acquisition of any additional non-qualifying assets.

(2)
The investments bear interest at rates that are determined by reference to LIBOR (L), and which are reset monthly or quarterly. The Company has provided the spread over LIBOR and current interest rate in effect at June 30, 2017.

Hancock Park Corporate Income, Inc.
Schedule of Investments
December 31, 2016

Portfolio Company Investment Type (1)	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value	Percent of Net Assets
Non-control/Non-affiliate Investment
TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Loan		8.75%	(L +7.75%)	11/8/2021	$100,000	$98,500	$98,652	9.4%

(1)
The Company’s investment was a qualifying asset under Section 55(a) of the 1940 Act as of the period end. Qualifying assets must represent at least 70% of the Company's assets, as defined under Section 55 of the 1940 Act, at the time of acquisition of any additional non-qualifying assets.

(2)
The investment bears interest at a rate that determined by reference to LIBOR (L), which is reset monthly. This investment was also subject to a LIBOR interest rate floor; LIBOR was below the LIBOR interest rate floor on this investment at December 31, 2016. The Company has provided the spread over LIBOR and current interest rate in effect at December 31, 2016.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Note 1. Organization
Hancock Park Corporate Income, Inc. is a Maryland corporation formed on December 8, 2015, as an externally managed, non-diversified, closed-end investment company. The Company has elected to be regulated as a BDC under the 1940 Act and as a RIC under Subchapter M of the Code.
The Company’s objective is to provide stockholders with current income and capital appreciation through its strategic investment focus primarily on debt investments and, to a lesser extent, equity investments primarily in middle-market companies principally in the United States. OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company. OFS Advisor, an affiliate of the Company, a registered investment adviser, and a subsidiary of OFSAM, serves as investment adviser to the Company, and Evolv, a registered investment adviser, serves as sub-adviser to the Company. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital. OFS Capital is a publicly traded BDC with an investment strategy similar to the Company's.
The Company intends to raise up to $200,000,000 through the Offering, in reliance on exemptions from the registration requirements of the Securities Act. Placement activities are conducted by the Company’s officers and OFS Advisor. In addition, the Company has entered and may enter into additional agreements with placement agents or broker-dealers to solicit investor capital commitments (“Capital Commitments”). In particular, the Company and OFS Advisor have entered into a dealer manager agreement with International Assets Advisory, LLC and certain participating broker-dealers to solicit Capital Commitments. Fees and expenses paid pursuant to these agreements will be paid in part by the Company and in part by OFS Adviser. On August 30, 2016, Funding I purchased 74,074 shares of the Company’s common stock in the Offering for gross proceeds of $1,000,000 (the "Minimum Offering Requirement"), or $13.50 per share. No selling commissions or dealer manager fees were paid by the Company in connection with this purchase.
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
Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid investments not held for resale with original maturities of three months or less. The Company’s cash and cash equivalents are maintained with a member bank of the FDIC and at times, such balances may be in excess of the FDIC insurance limits. Included in cash and cash equivalents was $1,999,893 and $947,312 as of June 30, 2017 and December 31, 2016, respectively.
Organization costs: Organization costs include, among other things, legal fees related to the: organization of the Company, its related documents of organization, and its initial operating agreements; independent audit of the Company’s seed-stage financial statements; and expenses related to its election to be treated as a BDC. Organization costs are charged to expense as incurred. The Investment Advisory Agreement limits the Company's liability for, and recognition of, organization costs, as discussed below and in Note 3.
Offering costs: Offering costs include legal, accounting, printing and other expenses pertaining to the preparation of the Offering; the related dealer-manager agreement; and other underwriting expenses, which include permissible due diligence reimbursements to the dealer-manager and participating broker-dealers. Offering costs incurred prior the commencement of the Offering on July 18, 2016, were deferred and then amortized on a straight-line basis over twelve months from July 18, 2016. All offering costs incurred subsequent to July 18, 2016, are deferred and amortized over a twelve month period from the date incurred. Amortization of deferred offering costs for the six months ended June 30, 2017 and 2016, was $244,211 and $-0-, respectively. The Investment Advisory Agreement limits the Company's liability for offering costs, and the related amortization expense, as discussed below and in Note 3.
Deferred offering costs as of June 30, 2017, and December 31, 2016, are as follows:

	June 30, 2017	December 31, 2016
Total deferred offering costs	$69,759	$256,333
Deferred offering costs limitation under Investment Advisory Agreement (see below and Note 3)	(67,664)	(253,906)
Deferred offering costs recognized by the Company	$2,095	$2,427
Expense limitation agreements and contractual issuer expenses: The Company benefits from two expense limitation agreements with OFS Advisor: (i) portions of the Investment Advisory Agreement, and (ii) Expense Support Agreement, which limits all other operating expenses.
The Investment Advisor Agreement contains provisions limiting the Company's obligation to recognize and pay (i) organization and offering costs, and (ii) other contractually-defined costs pertaining to the Company's organization and the Offering, including (a) costs associated with technology integration between the Company’s systems and those of its participating broker-dealers; (b) marketing expenses, which includes development of marketing materials and marketing presentations, training and educational meetings, and generally coordinating the marketing process for the Company; and (c) the salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in organization, offering, and these other contractually-defined activities (the costs included in items (a) through (c) referred to as "Contractual Issuer Expenses").
The Expense Support Agreement is intended to limit all other operating expenses not separately limited under the Investment Advisory Agreement such that no distribution by the Company is deemed to be a return of capital contributed by its stockholders. However, such distributions may still be characterized as a return of capital for U.S. federal income tax purposes. See Note 3.
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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

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
Non-accrual loans: When there is reasonable doubt that principal, cash interest, PIK interest, or dividends will be collected, loans or preferred equity investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, Net Loan Fee amortization, or dividend income, as applicable. When an investment is placed on non-accrual status, all interest and dividends previously accrued but not collected, other than PIK interest or dividends that has been contractually added to the adjusted cost basis of the investment prior to the designation date, is reversed against current period interest and dividend income. Interest and dividend payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest or dividend accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest or dividends and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal, interest or dividends.
Income taxes: The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements, and timely distribute at least 90% of its ICTI to its stockholders. The Company has made, and intends to continue to make, the requisite distributions to its stockholders, which generally relieves the Company from U.S. federal income taxes.
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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

realized gains and losses. Federal income tax expense recognized by such holding-company subsidiaries will be included in general and administrative expenses in the statements of operations.
The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater and undistributed ICTI, income and excise tax expense, and, if involving multiple years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions at June 30, 2017 and December 31, 2016. The current and prior tax year remain subject to examination by U.S. federal and most state tax authorities.
Common stock subscriptions: Common stock subscriptions received in cash prior to the issuance of the Company’s financial statements are reported as subscription receivable with corresponding amounts reported in common stock and paid-in capital in excess of par.
Distributions: Distributions to common stockholders are recorded on the declaration date. The timing of distributions as well as the amount to be paid out as a distribution is determined by the Board each quarter. Distributions from net investment income and net realized gains are determined in accordance with the Code. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. Distributions paid in excess of taxable net investment income and net realized gains are considered returns of capital to stockholders.
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
New accounting standards: The following tables discuss recently issued ASUs by the FASB adopted (or yet to be adopted) by the Company during 2017:

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

ASU 2016-19, Technical Corrections and Improvements
Makes minor corrections and clarifications that affect a wide variety of topics in the Accounting Standards Codification, including an amendment to ASC Topic 820, which clarifies the difference between a valuation approach and a valuation technique when applying the guidance of that Topic. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. The transition guidance for the ASC Topic 820 amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements

Annual reporting periods beginning after December 15, 2017, including interim periods within those years. Early application is permitted for any fiscal year or interim period for which the entity’s financial statements have not yet been issued. The Company is currently evaluating the impact this ASU will have on the Company’s financial position or disclosures

ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers
Amends certain narrow aspects of ASU 2014-09, including loan guarantee fees, impairment testing of contract costs, provisions for losses on construction-type and production type contracts, advertising costs, scope exception clarifications, and various disclosures

The effective date and transition requirements are the same as the effective date and transition requirements for ASU 2014-09 and is not expected to have a material effect on the Company's financial statements.

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
OFS Advisor receives fees for providing services, consisting of two components: a base management fee and an incentive fee. From August 30, 2016, the effective date of the Investment Advisory Agreement, through May 19, 2017, the base management fee was calculated at an annual rate of 2.0% and based on the average value of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. On May 19, 2017, OFS Advisor agreed to permanently reduce the base management fee from 2.0% per annum to 1.25% per annum. The sub-adviser will continue to receive the amount of management fees allocated to it pursuant to the Investment Sub-Advisory Agreement, subject to the reduced base management fee.
The base management fee is payable quarterly in arrears and was $2,828 and $3,992, for the three and six months ended June 30, 2017, respectively. The Company did not incur a base management fee during the three and six months ended June 30, 2016.
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
Pre-incentive fee net investment income is expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter. The incentive fee with respect to pre-incentive fee net income is 100.0% of the amount, if any, by which the pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 1.75% (which is 7.0% annualized) “hurdle rate” but is less than 2.1875% (or 8.75% annually), referred to as the “catch-up” provision, and 20.0% of the amount of pre-incentive fee net investment income, if any, that exceeds 2.1875%. The “catch-up” is

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

meant to provide OFS Advisor with 20.0% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this pre-incentive fee net investment income exceeds 2.1875% in any calendar quarter.
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
Administration Agreement: OFS Services, a wholly-owned subsidiary of OFSAM, furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to the Administration Agreement. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services. Amounts charged under the Administration Agreement exclude Contractual Issuer Expenses.
Administrative fees were $98,561 and $166,229 for the three and six months ended June 30, 2017, respectively. The Company did not incur an administrative fee for the three and six months ended June 30, 2016, respectively.
Expense Limitation Agreements: OFS Advisor limits the Company's incurred expenses under two agreements: the Investment Advisory Agreement, which contains provisions limiting organization and offering costs, and Contractual Issuer Expenses; and an Expense Support Agreement, which limits all other operating expenses. Expense limitations provided under the Investment Advisory Agreement and Expense Support Agreement for the three and six months ended June 30, 2017 and 2016, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Organization and offering costs, and Contractual Issuer Expenses limitations under Investment Advisory Agreement	$76,844	$174,020	$203,303	$374,323
Operating expense limitations under Expense Support Agreement	283,883	—	590,278	—
Total expense limitations under agreements with OFS Advisor	$360,727	$174,020	$793,581	$374,323
The Company is conditionally obligated to reimburse OFS Advisor for aggregate expense support provided of $2,023,770 and $1,416,431 at June 30, 2017, and December 31, 2016, respectively, as presented below:

	June 30, 2017	December 31, 2016
Unreimbursed costs under Investment Advisory Agreement:
Organization costs	$357,911	$378,535
Offering costs:
Unamortized as of balance sheet date	67,664	253,906
Amortized as of balance sheet date	397,282	199,211
Contractual Issuer Expenses	203,683	177,827
Unreimbursed operating expense support under Expense Support Agreement	997,230	406,952
Total conditional reimbursement obligation under expense limitation agreements with OFS Advisor	$2,023,770	$1,416,431
At June 30, 2017, the Company was due $218,339 from OFS Advisor under the Expense Support Agreement, net of $2,828 owed for management fees and $62,714 owed under the reimbursement provisions of the Investment Advisory Agreement. The conditional reimbursement provisions of the Investment Advisory Agreement and Expense Support Agreement are discussed below.
Organization and Offering Costs, and Contractual Issuer Expense Limitations : OFS Advisor and its affiliates have incurred aggregate organizational and offering costs, and Contractual Issuer Expenses related to the Company of $1,111,260 and $1,025,379 as of June 30, 2017, and December 31, 2016, respectively. The Company is conditionally liable for these costs under the terms of the Investment Advisory Agreement. Additionally, management expects OFS Advisor and its affiliates will continue to incur offering costs on behalf of the Company throughout the Offering. OFS Advisor and its affiliates have paid an aggregate of $975,303 and $884,117 in cash for organizational and offering costs related to the Company as of June 30, 2017, and December 31, 2016, respectively. The Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all reimbursable organization and offering costs paid by OFS Advisor and its affiliates have been recovered. Organization and offering expenses incurred by OFS Advisor or its affiliates will be eligible for reimbursement for three years from the date incurred. The Company has recognized aggregate liability for reimbursement of

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

organizational and offering costs to OFS Advisor of $84,720, and $900 as of June 30, 2017, and December 31, 2016, respectively. These liabilities are generally settled on a net basis with management fees and amounts due to or due from OFS Advisor under the Expense Limitation Agreement.
Unreimbursed organization and offering costs, and Contractual Issuer Expenses as of June 30, 2017, are summarized below:

Period incurred	Organization Costs	Offering Costs	Contractual Issuer Expenses	Unreimbursed Total
Period from December 8 (inception) through December 31, 2015	$36,092	$88,098	$1,071	$125,261
Three months ended March 31, 2016	148,206	133,495	52,097	333,798
Three months ended June 30, 2016	124,596	94,163	49,424	268,183
Three months ended September 30, 2016	47,038	76,508	54,222	177,768
Three months ended December 31, 2016	1,979	15,045	18,625	35,649
Three months ended March 31, 2017	—	36,206	14,306	50,512
Three months ended June 30, 2017	$—	$21,431	$13,938	$35,369
Total unreimbursed organization and offering costs, and Contractual Issuer Expenses	$357,911	$464,946	$203,683	$1,026,540
Expense Support Agreement: The Expense Support Agreement is designed to ensure no portion of the Company’s distribution to stockholders will be paid from its Offering proceeds, and provides for expense-reduction payments from OFS Advisor to the Company in any quarterly period in which the Company’s cumulative distributions to stockholders exceeds its cumulative distributable ordinary income and net realized gains ("Cumulative Taxable Income"). Cumulative distributions to stockholders may exceed Cumulative Taxable Income to the extent of cumulative tax-basis return-of-capital distributions received by the Company from its investments without resulting in an expense limitation payment from OFS Advisor. The Expense Support Agreement provides for reimbursement of these payments by the Company to OFS Advisor, however, such liability shall only accrue (i) to the extent they do not cause the then-current annualized year-to-date and quarterly "Other Operating Expense Ratio" (defined below) to exceed such ratios for the annual and quarterly periods, respectively, for which the Company will reimburse OFS Advisor as presented in the table below, and (ii) if the then-current annualized rate of distribution per share equals or exceeds the annualized rate of distribution per share of the supported period for which the Company will reimburse OFS Advisor. The Other Operating Expense Ratio is defined as total operating expenses reported in the statement of operations excluding interest expense, management fees, incentive fees, organization cost, amortization of deferred offering costs, and Contractual Issuer Expenses as a percentage of net assets. Payments under the Expense Support Agreement will be eligible for reimbursement for three years from the date accrued.
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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Unreimbursed support for operating expenses provided under the Expense Support Agreement as of June 30, 2017, is summarized below:

		Other Operating Expense Ratio
Supported period	Amount of expense limitation	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share
Three months ended September 30, 2016	$237,837	75.2%	102.7%	7.0%(1)
Three months ended December 31, 2016	169,115	64.3%	102.7%	7.0%(1)
Three months ended March 31, 2017	306,395	82.0%	n/m(2)	7.0%
Three months ended June 30, 2017	283,883	19.0%	n/m(2)	7.0%
Total unreimbursed operating expense limitations provided under Expense Support Agreement	$997,230

(1)
Agreed-upon annualized distribution rate per share for the purposes of determining reimbursement eligibility. No distribution was actually declared or paid from inception through September 30, 2016, or during the three months ended December 31, 2016.

(2)	Not meaningful. Annual Other Operating Expense Ratio upon which reimbursement is conditioned is based on the full-year results, and will not be determined until after December 31, 2017.
Note 4. Fair Value of Financial Instruments
The Company’s investments are valued at fair value as determined in good faith by Company management under the supervision, and review and approval of the Board. These fair values are determined in accordance with a documented valuation policy and a consistently applied multi-step valuation process as described below:

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

•
Third-party valuation firm(s) provide valuation services as requested, by reviewing the investment committee’s preliminary valuations. OFS Advisor’s investment committee’s preliminary fair value conclusions on each of the Company’s assets for which sufficient market quotations are not readily available are reviewed and assessed by a third-party valuation firm at least once in every 12-month period, and more often as determined by the audit committee of the Company’s Board or required by the Company’s valuation policy. Such valuation assessment may be in the form of positive assurance, range of values or other valuation method based on the discretion of the Company’s Board.

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
Each quarter, the Company assesses whether market quotations, indicative prices from pricing services or bids from brokers or dealers are available, as well as the Company's ability to transact at such quotes, prices or bids. Investments for which sufficient quotes, prices or bids exist and the Company believes such quotes, prices, or bids are actionable, are generally valued consistent with such quote, price, or bid. The Company periodically corroborates the quotes, prices, and bids it sees in the market, as applicable, against the actual prices at which the Company purchases its investments and/or through other valuation techniques, such as the discounted cash flow method described below. Based on the corroborating analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these quotes, prices or bids can be reliable indicators of fair. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), and the non-binding nature of the quotes, prices or bids received, the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy.
In the absence of sufficient and actionable market quotations, indicative prices or bids, the primary method used to estimate the fair value of the Company's debt investments is the discounted cash flow method. However, if there is deterioration in credit quality or a debt investment is in workout status, the Company may consider other methods in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. The discounted cash flow approach to determine fair value (or a range of fair values) involves applying an appropriate discount rate(s) to the estimated future cash flows using various relevant factors depending on investment type, including the latest arm’s length or market transactions involving the subject security, a benchmark credit spread or other indication of market yields, and company performance. The valuation based on the inputs determined to be the most reasonable and probable is used as the fair value of the investment. The determination of fair value using these methodologies may take into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment and anticipated financing transactions after the valuation date.
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
The following table provides quantitative information about the Company’s significant Level 3 fair value input to the Company’s fair value measurement as of June 30, 2017, and December 31, 2016. In addition to the technique and input noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

methodologies when determining the Company’s fair value measurements. The table below is not intended to be exhaustive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at June 30, 2017 (1)	Valuation technique	Unobservable input	Range (Weighted average)
Senior secured loans	$714,494	Discounted cash flow	Discount rate	6.86%-11.76% (10.09%)
	212,386	Market quotes	Indicative broker/ dealer quotes	99.42%-97.06% (97.24%)

(1)	Excludes a $148,123 senior secured debt investment valued at a Transaction Price.

	Fair Value at December 31, 2016	Valuation technique	Unobservable input	Range (Weighted average)
Senior secured loan	$98,652	Discounted cash flow	Discount rate	10.40%-10.40% (10.40%)
Changes in market credit spreads or the credit quality of the underlying portfolio company (both of which could impact the discount rate), among other things, could have a significant impact on debt fair value. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.
The following tables present changes in the investment measured at fair value using Level 3 inputs for the six months ended June 30, 2017:

Senior Secured Loans
Level 3 assets, January 1, 2017	$98,652

Net change in unrealized appreciation/depreciation on investments	(360)
Amortization of Net Loan Fees	836
Purchase of portfolio investments	1,090,268
Proceeds from principal payments on portfolio investments	(114,393)

Level 3 assets, June 30, 2017	$1,075,003
The net change in unrealized appreciation for the six months ended June 30, 2017, reported in the Company’s statements of operations attributable to the Company’s Level 3 asset held at period end was $(360).
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
Note 5. Commitments and Contingencies
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2017.
Additionally, the Company is subject to periodic inspection by regulators to assess compliance with applicable regulations related to being a BDC.
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnifications. The Company’s maximum exposure under these arrangements is

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

unknown, as this would involve future claims that may be made against the Company that have not occurred. The Company believes the risk of any material obligation under these indemnifications to be low.
Note 6. Federal Income Tax
The Company has elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain its status as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its ICTI, as defined by the Code. Additionally, to avoid a 4% excise tax on undistributed earnings the Company will be required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax. Maintenance of the Company's RIC status will also require adherence to certain source of income and asset diversification requirements.
The Company has met the required distribution, source of income and asset diversification requirements as of June 30, 2017, and intends to continue to meet these requirements. Accordingly, there is no liability for federal income taxes at the Company level. The Company’s ICTI differs from the net decrease in net assets resulting from operations primarily due to differences in income recognition on the unrealized appreciation of investments, and in expense recognition related to organization costs, amortization of deferred offering costs, Contractual Issuer Expenses, and the related expense support under the Investment Advisory Agreement (together, "Net O&O Costs").
The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its ICTI and distributions for the full year. If the tax characteristics of the Company’s $21,716 distributions paid during 2017 were determined as of June 30, 2017, all distributions would be ordinary income.
The Company records reclassifications to its capital accounts related to permanent differences between the GAAP and tax treatment of Net O&O Costs. Reclassifications were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Paid-in capital in excess of par	$(62,395)	$—	$(69,152)	$—
Undistributed net investment income	62,395	—	69,152	—
The tax bases of undistributed net investment income, portfolio investments, or net unrealized appreciation on the investments did not differ from their GAAP bases as of June 30, 2017, and December 31, 2016 .

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Note 7. Financial Highlights
The following is a schedule of financial highlights for the three and six months ended June 30, 2017:

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
Per share data:
Net asset value per share at beginning of period	$13.32	$13.33
Distributions (1)	(0.26)	(0.52)
Net investment loss	(0.13)	(0.07)
Issuance of common stock (2)	0.37	0.56
Net asset value per share at end of period	$13.30	$13.30
Total return based on net asset value (3)	1.8%	3.1%
Shares issued or subscribed at end of period	416,103	416,103
Weighted average shares issued or subscribed	179,560	131,459
Ratio/Supplemental Data
Average net asset value (4)	$3,476,695	$2,666,139
Net asset value at end of period	$5,535,557	$5,535,557
Net investment loss	$(23,643)	$(8,683)
Ratio of total operating expenses to average net assets (5)	5.0%	2.4%
Ratio of net investment loss to average net assets (5)	(2.7)%	(0.7)%
Portfolio turnover	17.3%	24.1%

(1)	The per share data for distributions is the actual amount of distributions declared per share during the period.

(2)
The issuance of common stock on a per share basis reflects the incremental net asset value change as a result of the issuance of shares of common stock in the Company’s continuous public offering and the dilutive or anti-dilutive impact from significant changes in weighted-average shares outstanding during the period.

(3)
Calculation is ending net asset value less beginning net asset value, adjusting for distributions reinvested at the Company’s most recent quarter-end net asset value prior to the respective payment date of the distributions.

(4)
Based on net asset values as the end of the indicated and preceding calendar quarter for three-month period, and net asset values as the end of the indicated and two preceding calendar quarters for six-month period.

(5)	Annualized.
Note 8. Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the six months ended June 30, 2017. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Amount Per Share	Cash Distribution
Six Months Ended June 30, 2017
January 31, 2017	January 31, 2017	April 21, 2017	$0.0875	$6,859
February 27, 2017	February 28, 2017, March 31, 2017	April 21, 2017	0.0875	14,857
April 25, 2017	April 28, 2017, May 31, 2017, June 30, 2017	July 14, 2017	0.0875	38,753
The above distributions were funded, in part, through the reimbursement of certain operating expenses by OFS Advisor under the Expense Support Agreement. The Expense Support Agreement is designed to ensure no portion of the Company's distribution to stockholders will be paid from Offering proceeds, and will provide for expense reduction payments to the Company in any quarterly period in which the Company's cumulative distributions to stockholders exceeds the Company's cumulative ICTI and net realized gains. The Expense Support Agreement may be terminated by OFS Advisor, without payment of any penalty, with or without notice to the Company.
Note 9. Subsequent Events Not Disclosed Elsewhere
On July 3, 2017, the Company collected $2,512,500 related to subscriptions receivable as of June 30, 2017.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

On July 31, 2017, the Board declared a distribution of $0.0875 per common share payable on October 16, 2017 to stockholders of record on each of July 31, 2017, August 31, 2017 and September 29, 2017.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a BDC under the 1940 Act. We were formed on December 8, 2015, as a corporation under the laws of Maryland. Our investment objective is to provide our stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments. Our investment strategy focuses primarily on investments in middle-market companies in the United States. We use the term “middle-market” to refer to companies that may exhibit one or more of the following characteristics: number of employees between 150 and 2,000; revenues between $15 million and $300 million; annual EBITDA, between $3 million and $50 million; generally, private companies owned by private equity firms or owners/operators; and enterprise value between $10 million and $500 million. For additional information about how we define the middle-market, see "Item 1. Business—Investment Criteria/Guidelines" in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
We intend to raise up to $200,000,000 through the Offering, in reliance on exemptions from the registration requirements of the Securities Act. Placement activities are conducted by our officers and OFS Advisor. In addition, the we have entered and may enter into additional agreements with placement agents or broker-dealers to solicit investor capital commitments (“Capital Commitments”). In particular, we and OFS Advisor have entered into a dealer manager agreement with International Assets Advisory, LLC and certain participating broker-dealers to solicit Capital Commitments. Fees and expenses paid pursuant to these agreements will be paid in part by us and in part by OFS Adviser. On August 30, 2016, Funding I, a subsidiary of OFSAM, purchased 74,074 shares of our common stock in the Offering for gross proceeds of $1,000,000 ("Minimum Offering Requirement"), or $13.50 per share. No selling commissions or dealer manager fees were paid by us in connection with this purchase. On May 19, 2017, OFS Advisor agreed to pay the dealer manager fee on subsequent sales of shares of our common stock in the Offering. Payments of dealer manager fees by OFS Advisor are not subject to reimbursement by us. Since commencing operations on August 30, 2016, we have sold a total of 395,973 shares of common stock for total gross proceeds of $5,403,000
Our investment activities are managed by OFS Advisor and supervised by our Board, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee, and an incentive fee based on our investment performance. From August 30, 2016, the effective date of the Investment Advisory Agreement, through May 19, 2017, the base management fee was calculated at an annual rate of 2.0% and based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. On May 19, 2017, OFS Advisor agreed to permanently reduce the base management fee from 2.0% per annum to 1.25% per annum. Our sub-adviser will continue to receive the amount of management fees allocated to it pursuant to the Investment Sub-Advisory Agreement, subject to the reduced base management fee. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital, a publicly traded BDC with an investment strategy similar to the Company's. Evolv, a registered investment adviser, serves as our sub-adviser pursuant to the Investment Sub-Advisory Agreement.
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
We have elected to be treated for federal income tax purposes, and intend to qualify annually, as a RIC under the Code. To qualify as a RIC, we must, among other things, meet certain source-of-income and assets diversification requirements. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders.
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On October 12, 2016, we received exemptive relief from the SEC to permit us to co-invest in portfolio companies with certain other funds managed by OFS Advisor, including OFS Capital (“Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are generally permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolios of OFS Capital and/or other funds established by OFS Advisor that could avail themselves of the exemptive relief.
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
The following table illustrates the sensitivity of our fair value measures to reasonably likely changes to the estimated discount rate inputs used in our debt investment valuations at June 30, 2017:

	Fair Value at June 30, 2017	Weighted average discount rate at June 30, 2017	Discount rate sensitivity
			-10% Weighted average	+10% Weighted average
Senior secured loan	$714,494	10.09%	$726,835	$691,038
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

Portfolio Composition and Investment Activity
Portfolio Composition
The following table summarizes the composition of our investment portfolio as of June 30, 2017, and December 31, 2016:

	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments	$1,075,211	$1,075,003	$98,500	$98,652
Total number of portfolio companies	7	7	1	1
At June 30, 2017, the weighted average yield on our debt investment portfolio was 9.25%. The weighted average yield on our debt investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees divided by (b) amortized cost of our debt investments as of the balance sheet date. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.
As of June 30, 2017, and December 31, 2016, all of our debt investments were floating rate loans.    Our portfolio companies were domiciled in the United States ("U.S.") at June 30, 2017, and December 31, 2016. The following table shows the portfolio composition by U.S. geographic region at amortized cost and fair value and as a percentage of total investments; the geographic composition is determined by the location of the portfolio company's corporate headquarters:

	Amortized Cost				Fair Value
	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
South - US	$320,666	29.8%	$—	—%	$321,197	29.9%	$—	—%
Northeast - U.S.	530,576	49.3	98,500	100.0	531,252	49.4	98,652	100.0
West - U.S.	150,000	14.0	—	—	148,125	13.8	—	—
Midwest - US	73,969	6.9			74,429	6.9
Total	$1,075,211	100.0%	$98,500	100.0%	$1,075,003	100.0%	$98,652	100.0%
Investment Activity
During the six months ended June 30, 2017, we purchased nine new senior secured debt investment for $1,090,268,
Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2016. All of our debt investments were classified as a risk category 3 as of June 30, 2017, and December 31, 2016.
Results of Operations
Key Financial Measures
The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
Total Investment Income. We generate revenue in the form of interest income on debt investments, capital gains, and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. In some cases, our investments provide for deferred interest or dividend payments, PIK interest, or PIK dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash). In addition, we may generate total investment income in the form of commitment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, OID, market discount or premium, and loan amendment fees are capitalized, and accreted or amortized over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its amortized cost, we will also recognize the excess principal payment as income in the period it is received.

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
We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, distributions from our portfolio companies, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods. Moreover, as a BDC and a RIC, we will also be subject to certain constraints on our operations, including, but not limited to, limitations imposed by the 1940 Act and the Code.
Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net increase in net assets resulting from operations may not be meaningful.

Comparison of the three and six months ended June 30, 2017, and 2016
Investment Income
Investment income for the three and six months ended June 30, 2017 consisted of interest income on our senior secured debt investments and was $19,708 and $22,937, respectively. We purchased our first investment, a senior secured debt investment, in the fourth quarter of 2016, and therefore had no interest income during the three and six months ended June 30, 2016.
Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Organization costs	—	124,596	—	272,802
Amortization of deferred offering costs	125,301	—	244,211	—
Contractual issuer expenses	13,938	49,424	28,244	101,521
Management fees	2,828	—	3,992	—
Professional fees	98,305	43,500	269,733	43,500
Administration fee	98,561	—	166,229	—
General and administrative expenses	65,145	8,550	112,792	8,550
Total expenses	$404,078	$226,070	$825,201	$426,373
Organization Expenses. We incurred organization expenses of $-0- and 124,596 for the three months ended June 30, 2017 and 2016, respectively, and $-0- and $272,802 for the six months ended June 30, 2017 and 2016, respectively. Organization expenses for the three and six months ended June 30, 2016, were comprised of professional fees of our attorneys and independent accountants related to the preparation of our registration statement on Form 10 filed with the SEC and our initial operating agreements, and the audit of our December 31, 2015 financial statements.
Offering Expenses. We incurred offering costs of $21,431 and $94,163 during the three months ended June 30, 2017 and 2016, respectively, and $57,637 and $227,658 during the six months ended June 30, 2017 and 2016, respectively. Offering costs incurred prior to the commencement of the Offering on July 18, 2016, were deferred and then amortized on a straight-line basis over twelve months from July 18, 2016. All offering costs incurred subsequent to July 18, 2016, are deferred and amortized over a twelve month period from the date incurred. Offering costs for the three and six months ended June 30, 2017, were for legal fees incurred related to ordinary due diligence, and non-recurring legal fees related to establishing agreements with clearing broker-dealers to permit their custody of our common stock and developing distribution platforms for our common stock. Offering costs for the three and six months ended June 30, 2016, consist of professional fees of attorneys and others related to the preparation of our private placement memorandum and our dealer-manager agreement, due diligence activities, and fees related to development of marketing plans and materials for our common stock.
Organization and offering costs for the three and six months ended June 30, 2016, include $60,000 and $120,000, respectively, for costs incurred by OFS Advisor to an affiliate of Evolv for consulting services prior to Evolv’s appointment as sub-adviser to us. On July 18, 2016, OFS Advisor and the affiliate of Evolv terminated their consulting agreement.
Amortization of offering costs was $125,301 and $244,211 for the three and six months ended June 30, 2017, respectively. There was no amortization of offering costs prior to July 18, 2016, the commencement of our continuous offering. The payment of offering costs and incurrence of amortization expense related to offering costs is subject to limitation under the Investment Management Agreement; see "—Expense Limitations", below.
Contractual Issuer Expenses. We incurred Contractual Issuer Expenses of $13,938 and $49,424 for the three months ended June 30, 2017 and 2016, respectively, and $28,244 and $101,521 for the six months ended June 30, 2017 and 2016, respectively, related to salaries and direct expenses of personnel of OFS Advisor and its affiliates directly involved in the activities enumerated above in organization expenses and offering expenses.
Administrative Fees. We incurred administrative fees of $98,561 and $166,229 for the three and six months ended June 30, 2017, primarily related to accounting and record-keeping services, and preparation and filing of required periodic reports with the SEC. We did not incur administrative fees during the three months ended March 31, 2016, because the the Administrative Agreement did not become effective until August 30, 2016.
Professional Fees. We incurred professional fees of $98,305 and $43,500 for the three months ended June 30, 2017 and 2016, respectively, and $269,733 and $43,500 for the six months ended June 30, 2017 and 2016, respectively. Professional fees during 2017 primarily consist of fees from our attorneys and independent accountants related to the preparation and filing of required periodic reports with the SEC. Professional fees incurred in the three and six months ended June 30, 2016, related to our organization and offering activities as discussed above.
General and Administrative Expenses. We incurred general and administrative expenses of $65,145 and $8,550 for the three months ended June 30, 2017 and 2016, respectively, and $112,792 and $8,550 for the six months ended June 30, 2017 and 2016, respectively. General and administrative expenses during 2017 primarily consist of board fees and insurance costs.
Expense Limitations. All organization and offering expenses, and Contractual Issuer Expenses for the three and six months ended June 30, 2017, have been limited to $62,395 and $69,152, respectively, under the terms of the Investment Advisory Agreement. We reimbursed OFS Advisor $18,515 and $23,013 in organization costs and Contractual Issuer Expenses during the three and six months ended June 30, 2017, respectively, which reduced other expense limitations for that period and resulted in net recognition of expense. We also reimbursed OFS Advisor $44,200 and $45,807 in offering costs during the three and six months ended June 30, 2017, respectively, of which $36,833 and $37,771, respectively, was amortized at the time of reimbursement, and reduced the expense limitations for that period and resulted in net recognition of expense. The remaining $7,367 and $8,036 was unamortized at the time of reimbursement and is reported as deferred offering costs on the balance sheet from where it continues to amortize in accordance with its original amortization period, and is not subject to further limitation under expense limitation agreements with OFS Advisor. Organization and offering expenses and Contractual Issuer Expenses were limited to $-0- prior to July 18, 2016. The net effect of expense limitations under the Investment Advisory Agreement is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross aggregate organization costs, amortization of deferred offering costs, and Contractual Issuer Expenses reported in operating expenses	$139,239	$174,020	$272,455	$374,323
Reimbursement of organization costs	(16,414)	—	(20,624)	—
Reimbursement of amortized offering costs	(36,833)	—	(37,771)	—
Amortization of reimbursed deferred offering costs	(7,047)	—	(8,368)	—
Reimbursement of Contractual Issuer Expenses	(2,101)	—	(2,389)	—
Organization costs, amortization of deferred offering costs, and Contractual Issuer Expenses reimbursed and incurred	(62,395)	—	(69,152)	—
Expense limitation of organization and offering costs, and Contractual Issuer Expenses provided under the Investment Advisory Agreement	$76,844	$174,020	$203,303	$374,323

All other gross operating expenses (operating expenses exclusive of organization and offering expenses, and Contractual Issuer Expenses, and before limitations) are subject to limitation under the Expense Support Agreement. OFS Advisor's obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to unsupported investment company taxable income (expense) and the amount of the declared distribution; the Expense Support Agreement provides expense support such that distributions are not paid from Offering proceeds. The determination of expense limitation under the Expense Support Agreement for the three and six months ended June 30, 2017 and 2016, is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total investment income	$19,708	$—	$22,937	$—
Gross operating expenses excluding organization costs, amortization of deferred offering costs, and Contractual Issuer Expenses reported in operating expenses (1):
Interest expense, base management fees, and incentive fees	2,828	—	3,992	—
Other operating expenses as defined in the Expense Support Agreement (2)	262,010	—	548,754	—
Unsupported investment company taxable income (loss)	(245,130)	—	(529,809)	—
Declared distributions	38,753	—	60,469	—
Expense limitation under Expense Support Agreement	$283,883	$—	$590,278	$—

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
Net change in unrealized depreciation/appreciation on non-control/non-affiliate investments
Net change in unrealized depreciation/appreciation for the three and six months ended June 30, 2017 consisted of net unrealized losses on our senior secured debt investments and was $880 and $360, respectively, primarily due to changes in certain market loan indices and company specific performance factors. We purchased our first investment, a senior secured debt investment, in the fourth quarter of 2016, and therefore had no unrealized or realized gains or losses during the three and six months ended June 30, 2016.

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

	Six Months Ended June 30,
	2017	2016
Cash from net investment income	$14,134	$(52,050)
Purchase of portfolio investments	(1,188,768)	—
Proceeds from principal payments on portfolio investments	114,393	—
Net cash used in operating activities	(1,060,241)	(52,050)
Proceed from issuances of common stock	2,107,540	150
Cash distributions paid	(21,716)	—
Net change in cash and cash equivalents	$1,025,583	$(51,900)
We used $1,060,241 and $52,050 in cash from operating activities for the six months ended June 30, 2017 and 2016, respectively. The increase in cash used in operations was primarily due to the funding of investments we purchased during 2017, approximately $380,000 of cash paid for professional and general and administrative fees, and approximately $149,000 of cash paid to OFS Advisor under the Administration Agreement, offset by approximately $300,000 in cash received from OFS Advisor under the Expense Support Agreement.
We raised $2,107,540 and $150 during the six months ended June 30, 2017 and 2016, respectively. The capital contributions for the six months ended June 30, 2016, were from OFSAM for our initial capitalization.
Subsequent to June 30, 2017, we paid a distribution to holders of our common stock of $38,753.
Other Liquidity Matters
We expect to fund the growth of our investment portfolio through the private placement of our common shares and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act. We cannot assure stockholders that our plans to raise capital will be successful. In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments or make additional investments in our portfolio companies. The illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.
In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock (of which we had none at June 30, 2017, and December 31, 2016) of at least 200%. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
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
Off-Balance Sheet Arrangements
OFS Advisor and its affiliates have incurred organizational and offering costs, and Contractual Issuer Expenses related to the Company of which $1,026,540 and $1,009,479 were unreimbursed as of June 30, 2017 and December 31, 2016, respectively. We remain conditionally liable for organization and offering costs incurred by OFS Advisor and its affiliates on our behalf. See “Item 1 – Financial Statements – Note 3.”
OFS Advisor has provided aggregate operating expense support of $997,230 and $406,952 as of June 30, 2017, and
December 31, 2016, respectively. We remain conditionally liable for operating expense support provided by OFS Advisor. See “Item 1 – Financial Statements – Note 3.”
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

We have elected to be taxed as a RIC under Subchapter M of the Code. Generally, a RIC is entitled to deduct dividends it pays to its stockholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, and taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual PIK interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest and dividends or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation, and amortization expense.
Our 2017 distribution was, and our distributions may in the future, be funded through expense limitation payments by OFS Advisor under the Expense Support Agreement. The Expense Support Agreement is designed to ensure no portion of our distribution to stockholders will be paid from Offering proceeds, and provides for expense limitation payments to us in any quarterly period our cumulative distributions to stockholders exceeds the Company's cumulative ICTI and net realized gains. Any such distributions funded through expense limitation payments are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or OFS Advisor continues to make such payments. The Expense Support Agreement may be terminated by us or OFS Advisor, without payment of any penalty, upon written notice to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2016.
Assuming that the interim and unaudited balance sheet as of June 30, 2017, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase(1)	Interest income	Interest expense	Net increase in net investment income
50	$5,914	$—	$5,914
100	11,426	—	11,426
150	16,938	—	16,938
200	22,450	—	22,450
250	27,961	—	27,961

(1)	A decline in interest rates would not have a material impact on our net investment income.

Item 4.  Controls and Procedures
Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2017, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended June 30, 2017, we sold 138,754 shares of our common stock for gross proceeds of $1,890,500, or a weighted average price of $13.62 per share, to investors who participated in the Offering and each of whom met the criteria of an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act.
The offer and sale of the Company’s Common Stock in the Offering was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of, and Rule 506 of Regulation D under, the Securities Act. We paid $17,160 in commissions in connection with the sale of the shares. OFS Advisor paid commissions of $50,055.
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
Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Not applicable.

Item 6.  Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-Q
11.1	Computation of Per Share Earnings				+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended				*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended				*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

+	Included in the statements of operations contained in this report
*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2017	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Exhibit No.	Filed with this 10-Q
11.1	Computation of Per Share Earnings				+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended				*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended				*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				†

+	Included in the statements of operations contained in this report
*	Filed herewith.
†	Furnished herewith.