Form 10-Q
period 2017-09-30
Hancock Park Corporate Income, Inc.
filed 2017-11-13
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 8, 2017 was 733,977.

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our ability and experience operating a BDC or maintaining our status as a RIC under the Code;

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	the ability of OFS Advisor, to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM;

•	constraint on investments due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	the use of borrowed money to finance a portion of our investments;

•	competition for investment opportunities;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	our ability to raise capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Hancock Park Corporate Income, Inc.
Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
Assets:
Non-control/non-affiliate investments at fair value (amortized cost of $2,728,959 and $98,500, respectively)	$2,725,389	$98,652
Cash and cash equivalents	4,417,173	974,310
Interest receivable	11,847	647
Due from investment adviser under expense limitation agreements, net (see Note 3)	257,073	167,526
Deferred offering costs	—	2,427
Subscriptions receivable	1,750,600	58,200
Prepaid expenses and other assets	94,477	70,559
Total assets	$9,256,559	$1,372,321

Liabilities:
Administrative fee payable	$125,058	$95,520
Payable for investment purchased	—	98,500
Accrued professional fees	163,432	123,808
Distribution payable	124,268	—
Accrued expenses	5,232	9,466
Total liabilities	417,990	327,294

Commitments and contingencies ($2,340,767 and $1,416,431, respectively; see Note 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized as of September 30, 2017, and December 31, 2016; 534,048 and 74,084 shares issued and outstanding as of September 30, 2017, and December 31, 2016, respectively; 129,474 and 4,301 shares subscribed as of September 30, 2017, and December 31, 2016, respectively	664	78
Paid-in capital in excess of par	8,824,631	1,044,797
Accumulated undistributed net investment income	16,845	—
Accumulated net unrealized (depreciation) appreciation on investments	(3,571)	152
Total net assets	8,838,569	1,045,027

Total liabilities and net assets	$9,256,559	$1,372,321

Number of shares outstanding or subscribed	663,522	78,385
Net asset value per share	$13.32	$13.33

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Statement of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment income
Interest income	53,301	$—	$76,238	$—
Payment-in-kind dividend income	1,171	—	1,171	—
Fee income	15,696	—	15,696	—
Total investment income	70,168	—	93,105	—

Operating expenses
Organization costs	—	47,038	—	319,839
Amortization of deferred offering costs	45,176	88,328	289,387	88,328
Contractual issuer expenses (see Notes 2 and 3)	11,111	54,222	39,355	155,743
Management fees	6,138	—	10,130	—
Administrative fees	96,565	61,306	262,794	61,306
Professional fees	80,451	81,271	350,184	124,771
General and administrative expenses	60,888	43,211	173,680	51,760
Total operating expenses	300,329	375,376	1,125,530	801,747
Less: Expense limitation under agreements with adviser (see Notes 2 and 3)	(317,403)	(415,784)	(1,110,984)	(790,106)
Net operating expenses	(17,074)	(40,408)	14,546	11,641

Net investment income (loss)	87,242	40,408	78,559	(11,641)

Net unrealized depreciation on non-control/non-affiliate investments	(3,363)	—	(3,723)	—

Net increase (decrease) in net assets resulting from operations	$83,879	$40,408	$74,836	$(11,641)

Net investment income (loss) per common share – basic and diluted	$0.18	$1.57	$0.32	$(1.34)
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$0.17	$1.57	$0.31	$(1.34)
Distributions declared per common share	$0.26	$—	$0.78	$—
Basic and diluted weighted average shares outstanding or subscribed	491,215	25,775	241,790	8,659

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Statement of Changes in Net Assets (unaudited)

	Nine Months Ended September 30,
	2017	2016
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$78,559	$(11,641)
Net unrealized depreciation on investments	(3,723)	—
Net increase (decrease) in net assets resulting from operations	74,836	(11,641)

Distributions to stockholders from:
Accumulated net investment income (see Note 7)	(184,737)	—
Total distributions to stockholders	(184,737)	—

Capital transactions:
Common stock issued or subscribed	7,903,443	—
Net increase in net assets resulting from capital transactions	7,903,443	—
Net increase (decrease) in net assets	7,793,542	(11,641)

Net assets:
Beginning of period	1,045,027	150
End of period	$8,838,569	$150

Common stock activity:
Common stock outstanding, beginning of period	74,084	10
Common stock issued	459,964	74,074
Common stock subscribed, end of period	129,474	—
Common stock outstanding or subscribed at end of period	663,522	74,084

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Statement of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$74,836	$(11,641)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities
Net unrealized depreciation on investments	3,723	—
Amortization of Net Loan Fees	(1,768)	—
Amendment fees collected	750	—
Amortization of deferred offering costs	10,463	530
Paid-in-kind interest and dividend income	(2,199)
Deferral of offering costs reimbursed to adviser	(8,036)	(3,889)
Purchase of portfolio investments	(2,842,121)	—
Proceeds from principal payments on portfolio investments	117,331	—
Changes in operating assets and liabilities:
Interest receivable	(11,200)	—
Due from investment adviser under expense limitation agreements, net	(89,547)	(222,837)
Administrative fee payable	29,538	57,554
Other assets and liabilities	8,722	38,425
Net cash used in operating activities	(2,709,508)	(141,858)

Cash flows from financing activities
Net proceeds from issuance of common stock	6,212,840	1,000,150
Distributions paid to stockholders	(60,469)	—
Net cash provided by financing activities	6,152,371	1,000,150

Net increase in cash and cash equivalents	3,442,863	858,292
Cash and cash equivalents at beginning of period	974,310	—
Cash and cash equivalents at end of period	$4,417,173	$858,292

Supplemental disclosure of cash flow information:
Organization and offering costs, and contractual issuer expenses paid by investment adviser and its affiliates (see Notes 2 and 3)	$141,356	$576,492
Amortization of deferred offering costs limited by investment adviser (see Notes 2 and 3)	278,924	—

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Schedule of Investments
September 30, 2017

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
BJ's Wholesale Club, Inc.	Warehouse Clubs and Supercenters
Senior Secured Loan		8.73%	(L +7.50%)	2/3/2025	$200,000	$198,443	$191,750	2.2%

Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (6)		9.26%	(L +7.25%)	8/23/2022	589,286	584,211	584,211	6.5
Senior Secured Loan (Revolver) (5)		9.26%	(L +7.25%)	8/23/2022	—	(393)	(393)	—
Preferred Equity (3,750 units) 14% PIK (7)						80,821	80,821	0.9
					589,286	664,639	664,639	7.4
Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		10.99%	(L +9.75%)	5/8/2019	150,000	149,332	146,250	1.6

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		6.33%	(L +5.00%)	4/21/2024	24,938	24,703	25,031	0.3
Senior Secured Loan		10.33%	(L +9.00%)	4/21/2025	50,000	49,291	49,822	0.6
					74,938	73,994	74,853	0.9
DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		4.32%	(L +3.00%)	8/15/2024	100,000	99,508	100,000	1.1
Senior Secured Loan		8.32%	(L +7.00%)	8/15/2025	400,000	396,055	394,276	4.5
					500,000	495,563	494,276	5.6
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan		12.0% cash / 1.0% PIK	N/A	1/13/2023	463,528	459,087	459,087	5.2
Common Equity (27 units) (7)						37,500	37,500	0.4
					463,528	496,587	496,587	5.6
Rack Merger Sub Inc	Packaging Machinery Manufacturing
Senior Secured Loan		8.48%	(L +7.25%)	10/3/2022	184,444	179,929	182,567	2.1

Hancock Park Corporate Income, Inc.
Schedule of Investments
September 30, 2017

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		5.83%	(L +4.50%)	5/26/2023	$70,818	$70,147	$70,254	0.8%
Senior Secured Loan		9.83%	(L +8.50%)	11/26/2023	178,571	176,024	176,457	2.0
					249,389	246,171	246,711	2.8
TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Loan		8.99%	(L +7.75%)	11/6/2021	150,605	150,339	151,982	1.7

Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		5.33%	(L +4.00%)	4/21/2024	16,359	16,203	16,441	0.2
Senior Secured Loan		9.58%	(L +8.25%)	4/21/2025	58,600	57,759	59,333	0.7
					74,959	73,962	75,774	0.9
Total Investments					$2,637,149	$2,728,959	$2,725,389	30.8%

(1)	Equity ownership may be held in shares or units of companies affiliated with the portfolio company.

(2)
All of the Company’s investments were qualifying assets under Section 55(a) of the 1940 Act as of the period end. Qualifying assets must represent at least 70% of the Company's assets, as defined under Section 55 of the 1940 Act, at the time of acquisition of any additional non-qualifying assets.

(3)
The investments bear interest at rates that are determined by reference to LIBOR (L), and which are reset monthly or quarterly. The Company has provided the spread over LIBOR and current interest rate in effect at September 30, 2017. All investments with a stated payment-in-kind ("PIK") rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(4)	Fair value was determined using significant unobservable inputs for all of the Company's investments. See Note 5 for further details.

(5)	The negative amount represents the excess of the par value of an unfunded commitment in excess of its fair value.

(6)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The reported interest rate of 9.26% at September 30, 2017, includes additional interest of 0.7% per annum as specified under the contractual arrangement among the Company and the co‑lenders.

(7)	Non-income producing.

Hancock Park Corporate Income, Inc.
Schedule of Investments
December 31, 2016

Portfolio Company Investment Type (1)	Industry	Interest Rate (2)	Spread Above Index (2)	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investment
TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Loan		8.75%	(L +7.75%)	11/8/2021	$100,000	$98,500	$98,652	9.4%

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

(3)	Fair value was determined using significant unobservable inputs for all of the Company's investments. See Note 5 for further details.

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
The Company intends to raise up to $200,000,000 through the Offering, in reliance on exemptions from the registration requirements of the Securities Act. Placement activities are conducted by the Company’s officers and OFS Advisor. In addition, the Company has entered, and may enter, into additional agreements with placement agents or broker-dealers to solicit investor capital commitments (“Capital Commitments”). In particular, the Company and OFS Advisor have entered into a dealer manager agreement with International Assets Advisory, LLC and certain participating broker-dealers to solicit Capital Commitments. Fees and expenses paid pursuant to these agreements will be paid in part by the Company and in part by OFS Advisor. On August 30, 2016, Funding I purchased 74,074 shares of the Company’s common stock in the Offering for gross proceeds of $1,000,000 (the "Minimum Offering Requirement"), or $13.50 per share. No selling commissions or dealer manager fees were paid by the Company in connection with this purchase.
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
Investments: The Company applies fair value accounting in accordance with ASC Topic 820, which defines fair value, establishes a framework to measure fair value, and requires disclosures regarding fair value measurements. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined through the use of models and other valuation techniques, valuation inputs, and assumptions market participants would use to value the investment. Highest priority is given to prices for identical assets quoted in active markets (Level 1) and the lowest priority is given to unobservable valuation inputs (Level 3). The availability of observable inputs can vary significantly and is affected by many factors, including the type of product, whether the product is new to the market, whether the product is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that the valuation is based on less observable or unobservable inputs, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3 (i.e., those instruments valued using non-observable inputs), which comprise the entirety of the Company’s investments.
Changes to the valuation policy are reviewed by management and the Company’s Board. As the Company’s investments change, markets change, new products develop, and valuation inputs become more or less observable, the Company will continue to refine its valuation methodologies.
See Note 5 for more detailed disclosures of the Company’s fair value measurements of its investments.
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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

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
Offering costs: Offering costs include legal, accounting, printing and other expenses pertaining to the preparation of the Offering; the related dealer-manager agreement; and other underwriting expenses, which include permissible due diligence reimbursements to the dealer-manager and participating broker-dealers. Offering costs incurred prior the commencement of the Offering on July 18, 2016, were deferred and then amortized on a straight-line basis over twelve months from July 18, 2016. All offering costs incurred subsequent to July 18, 2016, are deferred and amortized over a twelve month period from the date incurred. Amortization of deferred offering costs for the nine months ended September 30, 2017 and 2016, was $289,387 and $88,328, respectively. The Investment Advisory Agreement limits the Company's liability for offering costs, and the related amortization expense, as discussed below and in Note 3.
Deferred offering costs as of September 30, 2017, and December 31, 2016, are as follows:

	September 30, 2017	December 31, 2016
Total deferred offering costs	$57,232	$256,333
Deferred offering costs limitation under Investment Advisory Agreement (see below and Note 3)	(57,232)	(253,906)
Deferred offering costs recognized by the Company	$—	$2,427
Expense limitation agreements and contractual issuer expenses: The Company benefits from two expense limitation agreements with OFS Advisor: (i) portions of the Investment Advisory Agreement, and (ii) Expense Support Agreement, which limits all other operating expenses.
The Investment Advisory Agreement contains provisions limiting the Company's obligation to recognize and pay (i) organization and offering costs, and (ii) other contractually-defined costs pertaining to the Company's organization and the Offering, including (a) costs associated with technology integration between the Company’s systems and those of its participating broker-dealers; (b) marketing expenses, which includes development of marketing materials and marketing presentations, training and educational meetings, and generally coordinating the marketing process for the Company; and (c) the salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in organization, offering, and these other contractually-defined activities (the costs included in items (a) through (c) referred to as "Contractual Issuer Expenses").
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
Dividend income: Dividend income on common stock, generally payable in cash, is recorded at the time dividends are declared. Dividend income on preferred equity securities is accrued daily based on the contractual terms of the preferred equity investment. Dividends on preferred equity securities may be payable in cash or in additional preferred securities, and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reported as dividend receivables until collected. Non-cash dividends payable in additional preferred securities or contractually earned but not declared (“PIK dividends”) are recognized at fair value and recorded as an adjustment to the cost basis of the investment.
Net realized and unrealized gain or loss on investments: Investment transactions are reported on a trade-date basis. Unsettled trades as of the balance sheet date are included in payable for investments purchased on the balance sheets. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of the investment. Investments are valued at fair value as determined in good faith by Company management under the supervision and review of the Board. After recording all appropriate interest, dividend, and other income, some of which is recorded as an adjustment to the cost basis of the investment as described above, the Company reports changes in the fair value of investments as net unrealized appreciation/depreciation on investments in the statements of operations.
Non-accrual loans: When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, and Net Loan Fee amortization, as applicable. When an investment is placed on non-accrual status, all interest previously accrued but not collected, other than PIK interest that has been contractually added to the adjusted cost basis of the investment prior to the designation date, is reversed against current period interest income. Interest payments subsequently received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest, and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest.
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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

temporary differences and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses. Federal income tax expense recognized by such holding-company subsidiaries will be included in general and administrative expenses in the statements of operations.
The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater and undistributed ICTI, income and excise tax expense, and, if involving multiple years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions at September 30, 2017 and December 31, 2016. The current and prior tax year remain subject to examination by U.S. federal and most state tax authorities.
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
The base management fee is payable quarterly in arrears and was $6,138 and $10,130, for the three and nine months ended September 30, 2017, respectively. The Company did not incur a base management fee during the three and nine months ended September 30, 2016.
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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

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
Administrative fees were $96,565 and $262,794 for the three and nine months ended September 30, 2017, respectively. For the the three and nine months ended September 30, 2016 administrative fees were $61,306 and $61,306, respectively.
Expense Limitation Agreements: OFS Advisor limits the Company's incurred expenses under two agreements: the Investment Advisory Agreement, which contains provisions limiting organization and offering costs, and Contractual Issuer Expenses; and an Expense Support Agreement, which limits all other operating expenses. Expense limitations provided under the Investment Advisory Agreement and Expense Support Agreement for the three and nine months ended September 30, 2017 and 2016, are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Organization and offering costs, and Contractual Issuer Expenses limitations under Investment Advisory Agreement	$2,416	$177,947	$205,719	$552,269
Operating expense limitations under Expense Support Agreement	314,987	237,837	905,265	237,837
Total expense limitations under agreements with OFS Advisor	$317,403	$415,784	$1,110,984	$790,106
The Company is conditionally obligated to reimburse OFS Advisor for aggregate expense support provided of $2,330,740 and $1,416,431 at September 30, 2017, and December 31, 2016, respectively, as presented below:

	September 30, 2017	December 31, 2016
Unreimbursed costs under Investment Advisory Agreement:
Organization costs	$342,992	$378,535
Offering costs:
Unamortized as of balance sheet date	57,232	253,906
Amortized as of balance sheet date	403,948	199,211
Contractual Issuer Expenses	214,351	177,827
Unreimbursed operating expense support under Expense Support Agreement	1,312,217	406,952
Total conditional reimbursement obligation under expense limitation agreements with OFS Advisor	$2,330,740	$1,416,431
At September 30, 2017, the Company was due $257,073 from OFS Advisor under the Expense Support Agreement, net of $6,138 owed for management fees and $51,776 owed under the reimbursement provisions of the Investment Advisory Agreement. The conditional reimbursement provisions of the Investment Advisory Agreement and Expense Support Agreement are discussed below.
Organization and Offering Costs, and Contractual Issuer Expense Limitations : OFS Advisor and its affiliates have incurred aggregate organizational and offering costs, and Contractual Issuer Expenses related to the Company of $1,155,020 and $1,025,379 as of September 30, 2017, and December 31, 2016, respectively. The Company is conditionally liable for these costs under the terms of the Investment Advisory Agreement. Additionally, management expects OFS Advisor and its affiliates will continue to incur such costs on behalf of the Company throughout the Offering. OFS Advisor and its affiliates have paid an aggregate of $1,025,473 and $884,117 in cash for organizational and offering costs related to the Company as of September 30, 2017, and December 31, 2016, respectively. The Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

the gross proceeds raised in the Offering until all reimbursable organization and offering costs paid by OFS Advisor and its affiliates have been recovered. Organization and offering expenses incurred by OFS Advisor or its affiliates will be eligible for reimbursement for three years from the date incurred. The Company has recognized aggregate liability for reimbursement of organizational and offering costs to OFS Advisor of $136,497, and $900 as of September 30, 2017, and December 31, 2016, respectively. These liabilities are generally settled on a net basis with management fees and amounts due to or due from OFS Advisor under the Expense Limitation Agreement.
Unreimbursed organization and offering costs, and Contractual Issuer Expenses as of September 30, 2017, are summarized below:

Period incurred	Organization Costs	Offering Costs	Contractual Issuer Expenses	Unreimbursed Total
Period from December 8, 2015 (inception) through December 31, 2015	$21,173	$51,683	$628	$73,484
Three months ended March 31, 2016	148,206	133,495	52,097	333,798
Three months ended June 30, 2016	124,596	94,163	49,424	268,183
Three months ended September 30, 2016	47,038	76,508	54,222	177,768
Three months ended December 31, 2016	1,979	15,045	18,625	35,649
Three months ended March 31, 2017	—	36,206	14,306	50,512
Three months ended June 30, 2017	—	21,431	13,938	35,369
Three months ended September 30, 2017	—	32,649	11,111	43,760
Total unreimbursed organization and offering costs, and Contractual Issuer Expenses	$342,992	$461,180	$214,351	$1,018,523
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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Unreimbursed support for operating expenses provided under the Expense Support Agreement as of September 30, 2017, is summarized below:

		Other Operating Expense Ratio
Supported period	Amount of expense limitation	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share (1)
Three months ended September 30, 2016	$237,837	75.2%	102.7%	7.0%(2)
Three months ended December 31, 2016	169,115	64.3%	102.7%	7.0%(2)
Three months ended March 31, 2017	306,395	82.0%	n/m(3)	7.0%
Three months ended June 30, 2017	283,883	19.0%	n/m(3)	7.0%
Three months ended September 30, 2017	314,987	10.7%	n/m(3)	7.0%
Total unreimbursed operating expense limitations provided under Expense Support Agreement	$1,312,217

(1)
The annualized rate of distributions per share is expressed as a percentage equal to the annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular quarterly cash distribution per share as of such date without compounding), divided by our public offering price per share as of such date.

(2)
Agreed-upon annualized distribution rate per share for the purposes of determining reimbursement eligibility. No distribution was actually declared or paid from inception through September 30, 2016, or during the three months ended December 31, 2016.

(3)	Not meaningful. Annual Other Operating Expense Ratio upon which reimbursement is conditioned is based on the full-year results, and will not be determined until after December 31, 2017.
Note 4. Investments
As of September 30, 2017, the Company had loans to 10 portfolio companies, of which 82% were senior secured loans and 18% were subordinated loans, at fair value, as well as equity investments in two of these portfolio companies. At September 30, 2017, investments consisted of the following:

	Amortized Cost	Percentage of Net Assets	Fair Value	Percentage of Net Assets
Senior secured debt investments	$2,151,551	24.3%	$2,147,981	24.3%
Subordinated debt investments	459,087	5.2	459,087	5.2
Preferred equity	80,821	0.9	80,821	0.9
Common equity	37,500	0.4	37,500	0.4
Total	$2,728,959	30.8%	$2,725,389	30.8%

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

At September 30, 2017, all of the Company’s investments were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of:				Percentage of:
	Amortized Cost	Amortized Cost	Net Assets	Fair Value		Fair Value	Net Assets
Health Care and Social Assistance
Offices of Physicians, Mental Health Specialists	$495,563	18.2%	5.6	$494,276		18.1%	5.6%
Finance and Insurance
Insurance Agencies and Brokerages	149,332	5.4	1.8	146,250		5.4	1.6
Professional, Scientific, and Technical Services
Computer Systems Design and Related Services	150,339	5.5	1.7	151,982		5.6	1.7
Manufacturing
Commercial Printing (except Screen and Books)	246,171	9.0	2.8	246,711		9.1	2.8
Packaging Machinery Manufacturing	179,929	6.6	2.0	182,567		6.7	2.1
Truck Trailer Manufacturing	73,962	2.7	0.8	75,774		2.8	0.9
Other Services (except Public Administration)
Automotive Oil Change and Lubrication Shops	664,639	24.4	7.5	664,639		24.4	7.5
Public Administration
Other Justice, Public Order, and Safety Activities	73,994	2.7	0.8	74,853		2.7	0.8
Retail Trade
Warehouse Clubs and Supercenters	198,443	7.3	2.2	191,750		7.0	2.2
Shoe Store	496,587	18.2	5.6	496,587		18.2	5.6
	$2,728,959	100.0%	30.8%	$2,725,389	—	100.0%	30.8%
Note 5. Fair Value of Financial Instruments
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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. All of the Company’s investments, which are measured at fair value, were categorized as Level 3 based upon the lowest level of significant input to the valuations. There were no transfers among Level 1, 2 and 3 for the three and nine months ended September 30, 2017 and 2016.
Each quarter, for investments for which unadjusted quoted prices in active markets are not available, the Company assesses whether market quotations, prices from pricing services or bids from brokers or dealers (collectively, "Indicative Prices") are available, as well as the Company's ability to transact at such Indicative Prices. Investments for which sufficient Indicative Prices exist are generally valued consistent with such Indicative Prices. The Company periodically corroborates observed Indicative Prices with its actual investment purchase prices and/or other valuation techniques, such as the discounted cash flow method described below. Based on the corroborating analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these Indicative Prices may be reasonable indicators of fair value. In certain instances, the Company may partially rely on Indicative Prices when the Company determines such Indicative Prices are not of sufficient strength to rely on as the sole indication of fair value. In such instances, the Company applies a weighting factor to the Indicative Price and an alternative fair value analysis, typically a discounted cash flow analysis. The weighting factor placed on an Indicative Price is applied consistently based upon its relative strength, which considers, among other factors, and when available, the depth and liquidity of the Indicative Price. Weighting factors are not significant to the overall fair value measurement, but rather are applied to incorporate relevant market data when available.
In addition, each quarter, the Company assesses whether an arm’s length transaction occurred in the same security, including the Company's new investments during the quarter, the cost of which (“Transaction Prices”), may be considered a reasonable indication of fair value for up to three months after the transaction date.
Due to the private nature of this marketplace (meaning actual transactions are not publicly reported), and the non-binding nature of the Indicative Prices, and the general inability to observe the input for the full length of the term of an investment, the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy.
In the absence of sufficient, actionable Indicative Prices or Transaction Prices, as an indication of fair value, and consistent with the policies and methodologies adopted by the Board, the Company performs detailed valuations of its debt and equity investments, including an analysis on the Company’s unfunded loan commitments, using both the market and income approaches as appropriate. There is no one methodology to estimate fair value and, in fact, for any one portfolio company, fair value is generally best expressed as a range of values. The Company may also engage one or more independent valuation firm(s) to conduct independent appraisals of its investments to develop the range of values, from which the Company derives a single estimate of value. Under the income approach, the Company typically prepares and analyzes discounted cash flow models to estimate the present value of future cash flows of either an individual debt investment or of the underlying portfolio company itself.
The primary method used to estimate the fair value of the Company's debt investments is the discounted cash flow method. However, if there is deterioration in credit quality or a debt investment is in workout status, the Company may consider other methods in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. The discounted cash flow approach to determining fair value (or a range of fair values) involves applying an appropriate discount rate(s) to the estimated future cash flows using various relevant factors depending on investment type, including the latest arm’s length or market transactions involving the subject security, a benchmark credit spread or other indication of market yields, and company performance. The

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

valuation based on the inputs determined to be the most reasonable and probable is used as the fair value of the investment, which may include a weighting factor applied to multiple valuation methods. The determination of fair value using these methodologies may take into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment and anticipated financing transactions after the valuation date.
The primary method used to estimate the fair value of the Company's equity securities is the market approach. Under the market approach, the Company estimates the enterprise value of portfolio companies. Typically, the enterprise value of a private company is based on multiples of EBITDA, net income, revenues, or other relevant basis. The valuation based on the inputs determined to be the most reasonable and probable is used as the fair value of the investment, which may include a weighting factor applied to multiple valuation methods. In estimating the enterprise value of a portfolio company, the Company analyzes various factors consistent with industry practice, including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, financing transactions subsequent to the acquisition of the investment and anticipated financing transactions after the valuation date.
Application of these valuation methodologies involves a significant degree of judgment by management. Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded. The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.
The following table provides quantitative information about the Company’s significant Level 3 fair value input to the Company’s fair value measurement as of September 30, 2017, and December 31, 2016. In addition to the technique and input noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below is not intended to be exhaustive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at September 30, 2017 (1)	Valuation technique	Unobservable input	Range (Weighted average)
Senior secured loans	$1,025,358	Discounted cash flow	Discount rate	6.73%-11.58% (9.81%)

(1)
Excludes $1,122,623, $459,087, $80,821, $37,500, of senior secured debt investments, subordinated debt investment, preferred equity investment, and a common equity investment, respectively, valued at a Transaction Price.

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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

The following tables present changes in the investment measured at fair value using Level 3 inputs for the nine months ended September 30, 2017:

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Total
Level 3 assets, January 1, 2017	$98,652	$—	$—	$—	$98,652

Net unrealized depreciation on investments	(3,723)	—	—	—	(3,723)
Amortization of Net Loan Fees	1,666	184	—	—	1,850
PIK interest and dividends	—	1,028	1,171	—	2,199
Principal payments	(117,331)	—	—	—	(117,331)
Purchase of portfolio investments	2,169,467	457,875	79,650	37,500	2,744,492
Other	(750)	—	—	$—	(750)

Level 3 assets, September 30, 2017	$2,147,981	$459,087	$80,821	$37,500	$2,725,389
Net unrealized depreciation for the nine months ended September 30, 2017, reported in the Company’s statements of operations attributable to the Company’s Level 3 asset held at period end was $(3,723).
GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such value, and the methods and significant assumptions used to estimate fair value. This requirement excludes non-financial assets and liabilities. Accordingly, the required fair value disclosures provide only a partial estimate of the fair value of the Company. The Company believes that the carrying amounts of its other financial instruments such as cash, and accounts receivable and payable approximate the fair value of such items due to the short maturity of such instruments.
Note 6. Commitments and Contingencies
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2017.
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
Note 7. Federal Income Tax
The Company has elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain its status as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its ICTI, as defined by the Code. Additionally, avoidance of a 4% excise tax on undistributed earnings requires the Company to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax. Maintenance of the Company's RIC status also requires adherence to certain source of income and asset diversification requirements.
The Company has met the required distribution, source of income and asset diversification requirements as of September 30, 2017, and intends to continue to meet these requirements. Accordingly, there is no liability for federal income taxes at the Company level. The Company’s ICTI differs from the net increase (decrease) in net assets resulting from operations primarily due to differences in income recognition for PIK dividends, structuring fees, net unrealized appreciation (depreciation) of investments, and expense recognition related to organization costs, amortization of deferred offering costs, Contractual Issuer Expenses, and the related expense support under the Investment Advisory Agreement (together, "Net O&O Costs").
The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based on its ICTI and distributions for the full year. If the tax characteristics of the Company’s $60,469 distributions paid during 2017 were determined as of September 30, 2017, all distributions would be ordinary income.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

The Company records reclassifications to its capital accounts related to permanent differences between the GAAP and tax treatment of Net O&O Costs; and temporary differences between GAAP and tax treatment of realized gains and losses, PIK dividends, and other temporary differences. Reclassifications for the three and nine months ended September 30, 2017 and 2016, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Paid-in capital in excess of par	$(53,871)	$—	$(123,023)	$—
Undistributed net investment income	53,871	—	123,023	—
The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of September 30, 2017, and December 31, 2016, were as follows:

	September 30, 2017	December 31, 2016
Tax-basis amortized cost of investments	$2,712,114	$98,500
Tax-basis gross unrealized appreciation on investments	24,829	152
Tax-basis gross unrealized depreciation on investments	(11,554)	—
Tax-basis net unrealized appreciation on investments	13,275	152
Fair value of investments	$2,725,389	$98,652

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Note 8. Financial Highlights
The following is a schedule of financial highlights for the three and nine months ended September 30, 2017:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Per share data:
Net asset value per share at beginning of period	$13.30	$13.33
Distributions (1)	(0.26)	(0.78)
Net investment income	0.18	0.32
Net unrealized depreciation on non-control/non-affiliate investments	(0.01)	(0.02)
Issuance of common stock (2)	0.11	0.47
Net asset value per share at end of period	$13.32	$13.32
Total return based on net asset value (3)	2.1%	5.8%
Shares issued or subscribed at end of period	663,522	663,522
Weighted average shares issued or subscribed	491,215	241,790
Ratio/Supplemental Data
Average net asset value (4)	$7,187,063	$4,209,246
Net asset value at end of period	$8,838,569	$8,838,569
Net investment income	$87,242	$78,559
Ratio of total operating expenses to average net assets (5)	(1.0)%	0.5%
Ratio of net investment income to average net assets (5)	4.9%	2.5%
Portfolio turnover	0.2%	11.3%

(1)	The per share data for distributions is the actual amount of distributions declared per share during the period.

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

(4)
Based on net asset values as the end of the indicated and preceding calendar quarter for three-month period, and net asset values as the end of the indicated and three preceding calendar quarters for nine-month period.

(5)	Annualized.
Note 9. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued in the Offering during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017		2016
	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	459,964	$6,272,300	74,084	$1,000,150
Commissions and dealer manager fees	—	(233,619)	—	—
Dealer manager fees paid by OFS Advisor	—	174,159	—	—
Net proceeds to the Company	459,964	$6,212,840	74,084	$1,000,150
On May 19, 2017, OFS Advisor agreed to pay the dealer manager fee on subsequent sales of shares of our common stock in the Offering. Payments of dealer manager fees by OFS Advisor are not subject to reimbursement by the Company.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the nine months ended September 30, 2017. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Amount Per Share	Cash Distribution
Nine Months Ended September 30, 2017
January 31, 2017	January 31, 2017	April 21, 2017	$0.0875	$6,859
February 27, 2017	February 28, 2017, March 31, 2017	April 21, 2017	0.0875	14,857
April 25, 2017	April 28, 2017, May 31, 2017, June 30, 2017	July 14, 2017	0.0875	38,753
July 31, 2017	July 31, 2017, August 31, 2017, September 29, 2017	October 16, 2017	0.0875	124,268
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
Note 10. Subsequent Events Not Disclosed Elsewhere
On October 2, 2017, the Company collected $1,750,600 related to subscriptions receivable as of September 30, 2017.
On October 31, 2017, the Board declared a distribution of $0.0875 per common share payable on January 15, 2018, to stockholders of record on each of October 31, 2017, November 27, 2017 and December 26, 2017.

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
We intend to raise up to $200,000,000 through the Offering, in reliance on exemptions from the registration requirements of the Securities Act. Placement activities are conducted by our officers and OFS Advisor. In addition, we have entered, and may enter, into additional agreements with placement agents or broker-dealers to solicit investor capital commitments (“Capital Commitments”). In particular, we and OFS Advisor have entered into a dealer manager agreement with International Assets Advisory, LLC and certain participating broker-dealers to solicit Capital Commitments. Fees and expenses paid pursuant to these agreements will be paid in part by us and in part by OFS Advisor. On August 30, 2016, Funding I, a subsidiary of OFSAM, purchased 74,074 shares of our common stock in the Offering for gross proceeds of $1,000,000 ("Minimum Offering Requirement"), or $13.50 per share. No selling commissions or dealer manager fees were paid by us in connection with this purchase. On May 19, 2017, OFS Advisor agreed to pay the dealer manager fee on subsequent sales of shares of our common stock in the Offering. Payments of dealer manager fees by OFS Advisor are not subject to reimbursement by us. Since commencing operations on August 30, 2016, we have sold a total of 659,893 shares of common stock for total gross proceeds of $9,079,800
Our investment activities are managed by OFS Advisor and supervised by our Board, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee, and an incentive fee based on our investment performance. From August 30, 2016, the effective date of the Investment Advisory Agreement, through May 19, 2017, the base management fee was calculated at an annual rate of 2.0% and based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. On May 19, 2017, OFS Advisor agreed to permanently reduce the base management fee from 2.0% per annum to 1.25% per annum. Our sub-adviser will continue to receive the amount of management fees allocated to it pursuant to the Investment Sub-Advisory Agreement, subject to the reduced base management fee. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital, a publicly traded BDC with an investment strategy similar to the Company's. Evolv, a registered investment adviser, serves as our sub-adviser pursuant to the Investment Sub-Advisory Agreement.
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

•
Expense Limitation Agreements: OFS Advisor limits the Company's incurred expenses under two agreements: the Investment Advisory Agreement, which contains provisions limiting organization and offering costs, and Contractual Issuer Expenses; and an Expense Support Agreement, which limits all other operating expenses. Both agreement contain conditions under which we may become obligated to reimburse OFS advisor for expense limitations provided thereunder. See "Item 1–Financial Statements–Note 3".

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

Our critical accounting policies and estimates are those relating to revenue recognition, expense limitation agreements and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board of Directors. For descriptions of our revenue recognition and fair value policies, see Note 2 to the financial statements included in "Item 1.–Financial Statements" of this Quarterly Report on Form 10-Q.
Revenue recognition. Our investment activities frequently involve the acquisition of multiple financial instruments or rights either in an initial transaction, or in subsequent or "follow-on" transactions, including amendments to existing securities. These financial instruments can include loans, preferred and common stock, warrants, or membership interests in limited liability companies. Acquired rights can include fixed or variable fees that can be either guaranteed or contingent upon operating performance of the underlying portfolio companies. Moreover, these fees may be payable in cash or additional securities. (Acquired rights and financial instruments together, "Instruments".)
The revenue recognized on these Instruments is a function of the fee or other consideration allocated to them, including amounts allocated to capital structuring fees, at the time of acquisition. Additionally, subsequent amendments to these Instruments can involve both

•	a determination as to whether the amendment is

◦	of such significance to deem it the consummation of the initial investment transaction and the acquisition of new Instruments (i.e., a "significant modification"), or

◦	a modification of those Instruments to be recognized over their remaining lives, and

•	an additional allocation of consideration among newly acquired Instruments.
These allocations are generally based on the relative fair value of the Instruments at the time of the transaction, a process involving fair value estimates which is also a critical accounting policy and significant estimate. Moreover, these allocations and determinations can differ between GAAP and federal income tax bases. Once determined, these allocations directly effect the discount/premium and yield on debt securities, the cost and net gains/losses on equity securities, and capital structuring fees recognized in the statements of operations; and ICTI. These allocations require an understanding of the terms and conditions of the underlying agreements and significant management judgment. The table below presents the impact to the initial cost bases of allocated consideration to acquired Instruments for the nine months ended September 30, 2017:

Nine Months Ended September 30, 2017
Loans:
Net Loan Fees (excluding equity securities and cash amendment fees)	$(10,212)
Equity securities (including performance-contingent fees)	—
Equity securities (including performance-contingent fees)	—
Capital structuring fees	(15,674)
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

Fair value estimates. As discussed more fully in "Item 1.–Financial Statements–Note 5" GAAP requires us to categorize financial assets and liabilities carried at fair value according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). All of our assets carried at fair value are classified as Level 3; we typically do not hold equity securities or other instruments that are actively traded on an exchange.
As described in "Item 1. – Financial Statements – Note 5", we follow a process, under the supervision and review of the Board, to determine these unobservable inputs used to calculate the fair value of our investments. The most significant unobservable inputs in the fair value measurement is the discount rate and projected cash flows contractually due from the investments.
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
The following table illustrates the sensitivity of our fair value measures to reasonably likely changes to the estimated discount rate inputs used in our debt investment valuations at September 30, 2017:

	Fair Value at September 30, 2017	Weighted average discount rate at September 30, 2017	Discount rate sensitivity
			-10% Weighted average	+10% Weighted average
Senior secured loan	$1,025,358	9.81%	$1,047,331	$986,171
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
Portfolio Composition and Investment Activity
Portfolio Composition
The following table summarizes the composition of our investment portfolio as of September 30, 2017, and December 31, 2016:

	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$2,151,551	$2,147,981	$98,500	$98,652
Subordinated debt investments	459,087	459,087	—	—
Preferred equity investments	80,821	80,821	—	—
Common equity investments	37,500	37,500	—	—
	$2,728,959	$2,725,389	$98,500	$98,652
Total number of portfolio companies	10	10	1	1

(1)
Includes debt investment in which we have entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. At September 30, 2017, the aggregate amortized cost and fair value of this investment was $584,211 and $584,211, respectively.

As of September 30, 2017, and December 31, 2016, all of our senior secured debt investments were floating rate loans and our subordinated debt investment was a fixed rate loan. The average amortized cost and fair value of our debt investments in each portfolio company was $261,103 and $260,746, respectively.

Our portfolio companies were domiciled in the United States ("U.S.") at September 30, 2017, and December 31, 2016. The following table shows the portfolio composition by U.S. geographic region at amortized cost and fair value and as a percentage of total investments; the geographic composition is determined by the location of the portfolio company's corporate headquarters:

	Amortized Cost				Fair Value
	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
South - US	$984,804	36.1%	$—	—%	$986,203	36.2%	$—	—%
Northeast - U.S.	1,025,298	37.5	98,500	100.0	1,022,886	37.5	98,652	100.0
West - U.S.	149,332	5.5	—	—	146,250	5.4	—	—
Midwest - US	569,525	20.9	—	—	570,050	20.9	—	—
Total	$2,728,959	100.0%	$98,500	100.0%	$2,725,389	100.0%	$98,652	100.0%
At September 30, 2017, the weighted average yield on our debt investment portfolio was 9.91%. The weighted average yield on our debt investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees divided by (b) amortized cost of our debt investments as of the balance sheet date. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.
Investment Activity
During the nine months ended September 30, 2017, we closed ten new senior secured debt investments for $2,158,554, which included a $583,698 senior secured debt investment together with a $79,650 preferred equity investment. In addition we closed a $457,875 subordinated debt investment together with a $37,500 common equity investment, and one new $90,563 senior secured debt investment in an existing portfolio company.
Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2016. All of our debt investments were classified as a risk category 3 as of September 30, 2017, and December 31, 2016.
Results of Operations
Key Financial Measures
The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
Total Investment Income. We generate revenue in the form of interest income on debt investments and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. In some cases, our investments provide for deferred interest or dividend payments, PIK interest, or PIK dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash). We also generate revenue in the form of management, valuation, and other contractual fees, which is recognized as the related services are rendered. In the general course of business, we receive certain fees from portfolio companies which are non-recurring in nature. Such non-recurring fees include prepayment fees on certain loans repaid prior to their scheduled due date, which are recognized as earned when received, and fees for capital structuring services from certain portfolio companies, which are recognized as earned upon closing of the investment. Net Loan Fees are capitalized, and accreted or amortized over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its amortized cost, we will also recognize the excess principal payment as income in the period it is received.
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
Net Gain (Loss) on Investments. Net gain (loss) on investments consists of the sum of: (a) realized gains and losses from the sale of debt or equity securities, or the redemption of equity securities; and (b) net unrealized appreciation or depreciation on debt and equity investments. In the period in which a realized gain or loss is recognized, such gain or loss will generally be offset by the reversal of previously recognized unrealized appreciation or depreciation, and the net gain recognized in that period will generally be smaller. The accumulated net unrealized appreciation or depreciation on debt securities is also reversed when those investments are redeemed or paid off prior to maturity. In such instances, the reversal of accumulated unrealized appreciation or depreciation will be reported as a net loss or gain, respectively, and may be partially offset by the acceleration of any premium or discount on the debt security, which is reported in interest income, and any prepayment fees on the debt security, which is reported in fee income.
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
Comparison of the three and nine months ended September 30, 2017, and 2016
Consolidated operating results for the three and nine months ended September 30, 2017 and 2016, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment income
Interest income	53,301	$—	$76,238	$—
Payment-in-kind dividend income	1,171	—	1,171	—
Fee income	15,696	—	15,696	—
Total investment income	70,168	—	93,105	—
Investment income for the three and nine months ended September 30, 2017, consisted primarily of interest income on our debt investments and was $70,168 and $93,105, respectively. We purchased our first investment, a senior secured debt investment, in the fourth quarter of 2016, and therefore had no interest income during the three and nine months ended September 30, 2016.

Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Organization costs	—	47,038	—	319,839
Amortization of deferred offering costs	45,176	88,328	289,387	88,328
Contractual issuer expenses	11,111	54,222	39,355	155,743
Management fees	6,138	—	10,130	—
Administration fee	96,565	61,306	262,794	61,306
Professional fees	80,451	81,271	350,184	124,771
General and administrative expenses	60,888	43,211	173,680	51,760
Total expenses	$300,329	$375,376	$1,125,530	$801,747
Organization Expenses. We incurred organization expenses of $-0- and 47,038 for the three months ended September 30, 2017 and 2016, respectively, and $-0- and $319,839 for the nine months ended September 30, 2017 and 2016, respectively. Organization expenses for the three and nine months ended September 30, 2016, were comprised of professional fees of our attorneys and independent accountants related to the preparation of our registration statement on Form 10 filed with the SEC and our initial operating agreements, and the audit of our December 31, 2015 financial statements.
Offering Expenses. We incurred offering costs of $32,649 and $76,508 during the three months ended September 30, 2017 and 2016, respectively, and $90,286 and $304,166 during the nine months ended September 30, 2017 and 2016, respectively. Offering costs incurred prior to the commencement of the Offering on July 18, 2016, were deferred and then amortized on a straight-line basis over twelve months from July 18, 2016. All offering costs incurred subsequent to July 18, 2016, are deferred and amortized over a twelve month period from the date incurred. Offering costs for the three and nine months ended September 30, 2017, were for legal fees incurred related to ordinary due diligence, and non-recurring legal fees related to establishing agreements with clearing broker-dealers to permit their custody of our common stock and developing distribution platforms for our common stock. Offering costs for the three and nine months ended September 30, 2016, consist of professional fees of attorneys and others related to the preparation of our private placement memorandum and our dealer-manager agreement, due diligence activities, and fees related to development of marketing plans and materials for our common stock.
Organization and offering costs for the three and nine months ended September 30, 2016, include $10,000 and $130,000, respectively, for costs incurred by OFS Advisor to an affiliate of Evolv for consulting services prior to Evolv’s appointment as sub-adviser to us. On July 18, 2016, OFS Advisor and the affiliate of Evolv terminated their consulting agreement.
Amortization of offering costs was $45,176 and $289,387 for the three and nine months ended September 30, 2017, respectively, and was $88,328 and $88,328, for the three and nine months ended September 30, 2016. There was no amortization of offering costs prior to July 18, 2016, the commencement of our continuous offering. The payment of offering costs and incurrence of amortization expense related to offering costs is subject to limitation under the Investment Management Agreement; see "—Expense Limitations", below.
Contractual Issuer Expenses. We incurred Contractual Issuer Expenses of $11,111 and $54,222 for the three months ended September 30, 2017 and 2016, respectively, and $39,355 and $155,743 for the nine months ended September 30, 2017 and 2016, respectively, related to salaries and direct expenses of personnel of OFS Advisor and its affiliates directly involved in the activities enumerated above in organization expenses and offering expenses.
Management Fees. We incurred management fees of $6,138 and $10,130, for the three and nine months ended September 30, 2017 due to an increase in our average total assets, primarily due to a increase in net investment activity. We purchased our first investment, a senior secured debt investment, in the fourth quarter of 2016, and therefore did not incur management fees during the three and nine months ended September 30, 2016.
Administrative Fees. We incurred administrative fees of $96,565 and $262,794 for the three and nine months ended September 30, 2017, and $61,306 and $61,306 for three and nine months ended September 30, 2016, respectively. Administrative fees are primarily related to accounting and record-keeping services, and preparation and filing of required periodic reports with the SEC. The Administrative Agreement did not become effective until August 30, 2016, and therefore we incurred lower administrative fees during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2017.
Professional Fees. We incurred professional fees of $80,451 and $81,271 for the three months ended September 30, 2017 and 2016, respectively, and $350,184 and $124,771 for the nine months ended September 30, 2017 and 2016, respectively. Professional fees during 2017 primarily consist of fees from our attorneys and independent accountants related to the preparation and filing of required periodic reports with the SEC. Professional fees incurred in the three and nine months ended September 30, 2016, related to our organization and offering activities as discussed above.
General and Administrative Expenses. We incurred general and administrative expenses of $60,888 and $43,211 for the three months ended September 30, 2017 and 2016, respectively, and $173,680 and $51,760 for the nine months ended September 30, 2017 and 2016, respectively. General and administrative expenses during 2017 primarily consist of board fees and insurance costs.
Expense Limitations. All organization and offering expenses, and Contractual Issuer Expenses for the three and nine months ended September 30, 2017, have been limited to $53,871 and $123,023, respectively, under the terms of the Investment Advisory Agreement. We reimbursed OFS Advisor $15,361 and $38,374 in organization costs and Contractual Issuer Expenses during the three and nine months ended September 30, 2017, respectively, which reduced other expense limitations for that period and resulted in net recognition of expense. We also reimbursed OFS Advisor $36,415 and $82,223 in offering costs during the three and nine months ended September 30, 2017, respectively, of which $36,415 and $74,186, respectively, was amortized at the time of reimbursement, and reduced the expense limitations for that period and resulted in net recognition of expense. All organization and offering expenses, and Contractual Issuer Expenses incurred in the three and nine months ended September 30, 2016, have been limited to $11,641 under the terms of the Investment Advisory Agreement. We reimbursed OFS Advisor $10,757 in organization costs and Contractual Issuer Expenses during the three months ended September 30, 2016, which reduced other expense limitations for that periods and resulted in net recognition of expense. We also reimbursed OFS Advisor $4,242 in offering costs during the three months ended September 30, 2016, of which $354 was amortized at the time of reimbursement, and reduced the expense limitations for that periods and resulted in net recognition of expense. The remaining $3,889 was unamortized at the time of reimbursement and is reported as deferred offering costs on the balance sheet from where it continues to amortize in accordance with its original amortization period, and is not subject to further limitation under expense limitation agreements with OFS Advisor. Organization and offering expenses and Contractual Issuer Expenses were limited to $-0- prior to July 18, 2016. The net effect of expense limitations under the Investment Advisory Agreement is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross aggregate organization costs, amortization of deferred offering costs, and Contractual Issuer Expenses reported in operating expenses	$56,287	$189,588	$328,742	$563,910
Reimbursement of organization costs	(14,918)	(9,664)	(35,542)	(9,664)
Reimbursement of amortized offering costs	(36,415)	(354)	(74,186)	(354)
Amortization of reimbursed deferred offering costs	(2,095)	(530)	(10,463)	(530)
Reimbursement of Contractual Issuer Expenses	(443)	(1,093)	(2,832)	(1,093)
Organization costs, amortization of deferred offering costs, and Contractual Issuer Expenses reimbursed and incurred	(53,871)	(11,641)	(123,023)	(11,641)
Expense limitation of organization and offering costs, and Contractual Issuer Expenses provided under the Investment Advisory Agreement	$2,416	$177,947	$205,719	$552,269

All other gross operating expenses (operating expenses exclusive of organization and offering expenses, and Contractual Issuer Expenses, and before limitations) are subject to limitation under the Expense Support Agreement. OFS Advisor's obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to unsupported investment company taxable income (expense) and the amount of the declared distribution; the Expense Support Agreement provides expense support such that distributions are not paid from Offering proceeds. The determination of expense limitation under the Expense Support Agreement for the three and nine months ended September 30, 2017 and 2016, is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total investment income	$70,168	$—	$93,105	$—
Gross operating expenses (1):
Interest expense, base management fees, and incentive fees	6,138	—	10,130	—
Other operating expenses as defined in the Expense Support Agreement (2)	237,903	185,788	786,658	237,837
Temporary differences in recognition of ICTI and GAAP net investment income (3)	16,845	—	16,845	—
Unsupported investment company taxable income (loss)	(190,718)	(185,788)	(720,528)	(237,837)
Declared distributions	124,268	—	184,737	—
Expense limitation under Expense Support Agreement	$314,986	$185,788	$905,265	$237,837

(1)
Gross operating expenses excludes organization costs, amortization of deferred offering costs, Contractual Issuer Expenses, and the related expense support under the Investment Advisory Agreement as such are generally excluded from the determination of ICTI. See "Item 1. – Financial Statements – Note 7."

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

(3)	PIK dividends are excluded from the determination of ICTI. Structuring fees are deferred upon initial recognition and accreted into ICTI over the related term of the debt investment.
Expense limitation under both the Investment Advisory Agreement and the Expense Support Agreement is cancelable at any time.
Net unrealized depreciation on non-control/non-affiliate investments
Net unrealized depreciation for the three and nine months ended September 30, 2017 consisted of net unrealized losses on our senior secured debt investments and was $3,363 and $3,723, respectively, primarily due to changes in certain market loan indices and portfolio company specific performance factors. We purchased our first investment, a senior secured debt investment, in the fourth quarter of 2016, and therefore had no unrealized or realized gains or losses during the three and nine months ended September 30, 2016.

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

	Nine Months Ended September 30,
	2017	2016
Cash from net investment income	$15,282	$(141,858)
Net purchases and origination of portfolio investments	(2,724,790)	—
Net cash used in operating activities	(2,709,508)	(141,858)
Proceed from issuances of common stock	6,152,840	1,000,150
Cash distributions paid	(60,469)	—
Net change in cash and cash equivalents	$3,382,863	$858,292
We used $2,709,508 and $141,858 in cash from operating activities for the nine months ended September 30, 2017 and 2016, respectively. The increase in cash used in operations was primarily due to the funding of investments we purchased during 2017, approximately $515,000 of cash paid for professional and general and administrative fees, approximately $233,000 of cash paid to OFS Advisor under the Administration Agreement, and approximately $70,000 of reimbursable organization and offering costs, and contractual issuer expenses paid to OFS Advisor under the Investment Advisory Agreement, offset by approximately $759,000 in cash received from OFS Advisor under the Expense Support Agreement, and an increase in cash interest and fee income.
We raised $6,152,840 and $1,000,150 during the nine months ended September 30, 2017 and 2016, respectively. The capital contributions for the nine months ended September 30, 2016, were from OFSAM for our initial capitalization.
Subsequent to September 30, 2017, we paid a $124,268 distribution to our common stockholders.
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
In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock (of which we had none at September 30, 2017, and December 31, 2016) of at least 200%. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
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
Off-Balance Sheet Arrangements
OFS Advisor and its affiliates have incurred organizational and offering costs, and Contractual Issuer Expenses related to the Company of which $1,018,523 and $1,009,479 were unreimbursed as of September 30, 2017, and December 31, 2016,

respectively. We remain conditionally liable for organization and offering costs incurred by OFS Advisor and its affiliates on our behalf. See “Item 1 – Financial Statements – Note 3.”
OFS Advisor has provided aggregate operating expense support of $1,312,217 and $406,952 as of September 30, 2017, and December 31, 2016, respectively. We remain conditionally liable for operating expense support provided by OFS Advisor. See “Item 1 – Financial Statements – Note 3.”
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
Share Repurchases
Subject to the discretion of our board of directors, we may commence tender offers to allow our stockholders to sell their shares back to us at a price equal to the most recently disclosed net asset value per share of our common stock immediately prior to the date of repurchase. Any such repurchases would be limited to approximately 10% of the weighted average number of our outstanding shares in any 12-month period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2016.
Assuming that the interim, unaudited balance sheet as of September 30, 2017, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase	Interest income	Interest expense	Net increase in net investment income
50	$11,265	$—	$11,265
100	22,284	—	22,284
150	33,303	—	33,303
200	44,322	—	44,322
250	55,341	—	55,341

Basis point decrease	Interest income	Interest expense	Net increase in net investment income
50	$(6,898)	$—	$(6,898)
100	(7,329)	—	(7,329)
150	(7,329)	—	(7,329)
200	(7,329)	—	(7,329)
250	(7,329)	—	(7,329)

Item 4.  Controls and Procedures
Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2017, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended September 30, 2017, we sold 304,024 shares of our common stock for gross proceeds of $4,136,800, or a weighted average price of $13.61 per share, to investors who participated in the Offering and each of whom met the criteria of an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act.
The offer and sale of the Company’s Common Stock in the Offering was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of, and Rule 506 of Regulation D under, the Securities Act. We paid $31,500 in commissions in connection with the sale of the shares. OFS Advisor paid commissions of $124,104.
Because shares of our common stock have been acquired by investors in one or more transactions "not involving a public offering," they are "restricted securities" and may be required to be held indefinitely. Our common shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless: (i) the transferor provides OFS Advisor with at least 10 days written notice of the transfer; (ii) the transfer is made in accordance with applicable securities laws; and (iii) the transferee agrees in writing to be bound by these restrictions and the other restrictions imposed on the common shares and to execute such other instruments or certifications as are reasonably required by us. Accordingly, an investor must be willing to bear the economic risk of investment in the common shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the common shares may be made except by registration of the transfer on our books.
Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Not applicable.

Item 6.  Exhibits
 Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q
3.1	First Amended and Restated Bylaws of Hancock Park Corporate Income, Inc.	8-K 814-001185	8/24/2017

11.1	Computation of Per Share Earnings			+

14.1	Hancock Park Corporate Income, Inc. Code of Ethics			*

14.2	Hancock Park Corporate Income, Inc. Code of Business Conduct			*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

+	Included in the statements of operations contained in this report
*	Filed herewith.
†	Furnished herewith.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2017	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q
3.1	First Amended and Restated Bylaws of Hancock Park Corporate Income, Inc.	8-K 814-001185	8/24/2017

11.1	Computation of Per Share Earnings			+

14.1	Hancock Park Corporate Income, Inc. Code of Ethics			*

14.2	Hancock Park Corporate Income, Inc. Code of Business Conduct			*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

+	Included in the statements of operations contained in this report
*	Filed herewith.
†	Furnished herewith.