Form 10-K
period 2017-12-31
Hancock Park Corporate Income, Inc.
filed 2018-03-30
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES   ☐     NO   ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
There is no established market for the registrants common stock. On March 30, 2018 there were 994,175 shares outstanding of the Registrant’s common stock, $0.001 par value.

Hancock Park Corporate Income, Inc., our logo and other trademarks of Hancock Park Corporate Income, Inc. are the property of Hancock Park Corporate Income, Inc. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Defined Terms
We have used "we," "us," "our," "our company," and "the Company" to refer to Hancock Park Corporate Income, Inc. in this report. We also have used several other terms in this report, which are explained or defined below:

1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration agreement between the Company and OFS Services, dated July 15, 2016
Advisers Act	The Investment Advisers Act of 1940
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the FASB
ASC Topic 820	ASC Topic 820, "Fair Value Measurement"
ASC Topic 946	ASC Topic 946, "Financial Services-Investment Companies"
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934
Evolv	Evolv Capital Advisors LLC, a registered investment adviser under the Advisers Act, and sub-adviser to the Company
Expense Support Agreement	Expense support and conditional reimbursement agreement dated July 15, 2016, between the Company and OFS Advisor
FASB	Financial Accounting Standards Board
Funding I	OFS Funding I, LLC, a wholly-owned subsidiary of OFSAM and an affiliate of OFS Advisor
GAAP	Accounting principles generally accepted in the United States
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Investment Advisory Agreement	Investment advisory and management agreement between the Company and OFS Advisor, dated July 15, 2016
Investment Sub-Advisory Agreement	Investment sub-advisory agreement between the Company, OFS Advisor, and Evolv, dated July 15, 2016
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock
OFS Advisor	OFS Capital Management, LLC, a wholly-owned subsidiary of OFSAM and registered investment advisor under the Advisers Act
OFSC	Orchard First Source Capital, Inc., a wholly owned subsidiary of OFSAM
OFS Capital	OFS Capital Corporation
OFS Services	OFS Capital Services, LLC, a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leverage financed solutions to U.S. companies
RIC	Regulated investment company under the Code
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933, as amended

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
Our investment strategy focuses primarily on middle-market companies in the United States, including senior secured loans, which includes first-lien, second-lien and unitranche loans, as well as subordinated loans and, to a lesser extent, warrants and other equity securities. We also may invest up to 30% of our portfolio in opportunistic investments of portfolio companies not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt of middle-market companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act.
We intend to raise up to $200,000,000 through the Offering in reliance on exemptions from the registration requirements of the Securities Act. In addition, we and OFS Advisor have entered into a dealer manager agreement with International Assets Advisory, LLC (the “Dealer Manager”). Placement activities are conducted by the Dealer Manager and participating broker dealers who solicit subscriptions to purchase shares of our common stock. Fees and expenses paid pursuant to the Dealer Manager Agreement are paid in part by us and in part by OFS Advisor. On August 30, 2016, Funding I purchased 74,074 shares of our common stock in the Offering for gross proceeds of $1,000,000 (the "Minimum Offering Requirement"), or $13.50 per share. No selling commissions or dealer manager fees were paid in connection with this purchase. Since commencing operations on August 30, 2016, we have sold a total of 920,091 shares of common stock for net gross proceeds of $12,432,992.
Our investment activities are managed by OFS Advisor and supervised by our board of directors, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital, a publicly traded BDC with an investment strategy similar to the Company's. Evolv, a registered investment adviser, serves as our sub-adviser pursuant to an investment sub-advisory agreement. See "—Management and Other Agreements–Investment Sub-Advisory Agreement".
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

We have elected to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a RIC under the Code. To qualify as a RIC, we must, among other things, meet certain source-of-income and assets diversification requirements. Pursuant to these elections, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.
About OFS and Our Advisor
OFS (which refers to the collective activities and operations of OFSAM, its subsidiaries, and certain affiliates) is a full-service provider of capital and leveraged finance solutions to U.S. companies.
As of December 31, 2017, OFS had 45 full-time employees. OFS is headquartered in Chicago, Illinois and also has offices in New York, New York and Los Angeles, California.
Our investment activities are managed by OFS Advisor, our investment adviser. OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. OFS Advisor is a registered investment adviser under the Advisers Act and a wholly-owned subsidiary of OFSAM.
Our relationship with OFS Advisor is governed by and dependent on the Investment Advisory Agreement and may be subject to conflicts of interest. OFS Advisor provides us with advisory services in exchange for a base management fee and incentive fee; see “Management and Other Agreements—Investment Advisory Agreement”. The base management fee is based on our total assets (other than cash and cash equivalents, but including assets purchased with borrowed amounts and assets owned by any consolidated entity) and, therefore, OFS Advisor will benefit when we incur debt or use leverage. Our board of directors is charged with protecting our interests by monitoring how OFS Advisor addresses these and other conflicts of interest associated with its management services and compensation. While our board of directors is not expected to review or approve each borrowing or incurrence of leverage, our independent directors periodically review OFS Advisor’s services and fees as well as its portfolio management decisions and portfolio performance.
OFS Advisor has entered into a Staffing Agreement (the "Staffing Agreement") with OFSC, a wholly-owned subsidiary of OFSAM. Under the Staffing Agreement, OFSC makes experienced investment professionals available to OFS Advisor and provides access to the senior investment personnel of OFS and its affiliates. The Staffing Agreement provides OFS Advisor with access to deal flow generated by OFS and its affiliates in the ordinary course of their businesses and commits the members of OFS Advisor’s investment committee to serve in that capacity. As our investment adviser, OFS Advisor is obligated to allocate investment opportunities among us and any other clients fairly and equitably over time in accordance with its allocation policy.
OFS Advisor capitalizes on the deal origination and sourcing, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of OFS’s professionals. The senior management team of OFS, including Bilal Rashid, Jeff Cerny and Mark Hauser, provides services to OFS Advisor. These managers have developed a broad network of contacts within the investment community, and possess an average of over 20 years of experience investing in debt and equity securities of middle-market companies. In addition, these managers have extensive experience investing in assets that constitute our primary focus and have expertise in investing across all levels of the capital structure of middle-market companies.
Competitive Strengths and Core Competencies
Deep Management Team Experienced in All Phases of Investment Cycle and Across All Levels of the Capital Structure. We are managed by OFS Advisor, which has access through the Staffing Agreement with OFSC to the resources and expertise of OFS’s investment professionals. As of December 31, 2017, OFS’s credit and investment professionals (including all investment committee members) employed by OFSC had an average of over 15 years of investment experience with strong institutional backgrounds.
Significant Investment Capacity. The net proceeds of equity and debt offerings and borrowing capacity under credit facilities will provide us with a substantial amount of capital available for deployment into new investment opportunities in our targeted asset class.
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
Our Sub-Advisor
Evolv, our sub-adviser, is a Delaware limited liability company that provides financial and investment advice and consulting services to issuer clients. These services are provided as contemplated under the Investment Sub-Advisory Agreement among us, OFS Advisor and Evolv, which shall require Evolv to continue to be registered as an investment adviser under the Advisers Act.
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
OFS Services, an affiliate of OFS Advisor, provides the administrative services necessary for us to operate. OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and recordkeeping services at such facilities. OFS Services oversees our financial reporting as well as prepares our reports to stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. OFS Services also manages the determination and publication of our net asset value and the preparation and filing of our tax returns and generally monitors the payment of our expenses and the performance of administrative and professional services rendered to us by others. OFS Services may retain third parties to assist in providing administrative services to us. To the extent that OFS Services outsources any of its functions, we will pay the fees associated with such functions at cost, on a direct basis.
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
Specialized Lending Requirements with High Barriers to Entry. We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle-market companies. For example, based on the experience of our management team, lending to private middle-market companies in the United States (a) is generally more labor-intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies, (b) requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle-market and (c) may also require more extensive ongoing monitoring by the lender. As a result, middle-market companies historically have been served by a limited segment of the lending community. As a result of the unique challenges facing lenders to middle-market companies, we believe that there are high barriers to entry that a new lender must overcome.
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

Portfolio Review/Risk Monitoring
We view active portfolio monitoring as a vital part of our investment process, and we benefit from a portfolio management system developed by OFS that includes daily, weekly, monthly, and quarterly components, and that involves comprehensive review of the performance of each of our portfolio companies. As part of the portfolio management process, OFS Advisor performs ongoing risk assessments on each of our investments and assigns each debt investment a credit rating based on OFS’s internal ratings scale.
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
As of December 31, 2017, we had debt investments in 13 portfolio companies, totaling $5,016,189 at fair value, which were rated 3 (Average).

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
Equity Securities. Equity securities typically consist of either a direct minority equity investment in common or membership/partnership interests or preferred stock of a portfolio company, and are typically not control-oriented investments. Our preferred equity investments typically contain a fixed dividend yield based on the par value of the equity security. Preferred equity dividends may be paid in cash at a stipulated date, usually quarterly, and are participating and/or cumulative. We may structure such equity investments to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights, which grants us the right to register our equity interest when either the portfolio company or another investor in the portfolio company files a registration statement with the SEC to issue securities. Our equity investments typically are made in connection with debt investments to the same portfolio companies.
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
We do not have any direct employees, and our day-to-day investment operations are managed by OFS Advisor. We have a chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, corporate secretary and, to the extent necessary, our board of directors may elect to appoint additional officers going forward. Our officers are employees of OFSC, an affiliate of OFS Advisor, and a portion of the compensation paid to our officers are paid by us pursuant to the Administration Agreement. All of our executive officers are also officers of OFS Advisor.
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
Certain personnel of OFS, including experienced investment professionals and members of the Advisor Investment Committee (including Mr. Ressler, who is currently the Chairman of the Middle- Market Investment Committee) conduct activities on our behalf directly through, and under the supervision of, OFS Advisor. OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us.
Management and Incentive Fee
For providing these services, OFS Advisor receives a fee from us, consisting of two components—a base management fee and an incentive fee. From August 30, 2016, the effective date of the Investment Advisory Agreement, through May 19, 2017, the base management fee was calculated at an annual rate of 2.0% and based on the average value of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. On May 19, 2017, OFS Advisor agreed to permanently reduce the base management fee from 2.0% per annum to 1.25% per annum. The sub-adviser will continue to receive the amount of management fees allocated to it pursuant to the Investment Sub-Advisory Agreement, subject to the reduced base management fee.The base management fee is payable quarterly in arrears and prorated for any partial quarter based on the number of days in the quarter.
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
The base management fee is payable quarterly in arrears and was $22,765, $689, and $0 for the years ended December 31, 2017, 2016, and the period from December 8 (inception) through December 31, 2015, respectively.

Examples of Incentive Fee Calculation
Example 1—Income Related Portion of Incentive Fee:
Assumptions

•	Hurdle rate(1) = 1.75%

•	Management fee(2) = 0.3125%

•	Other estimated expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

(1)	Represents a quarter of the 7.0% annualized hurdle rate.

(2)	Represents a quarter of the 1.25% annualized management fee.

(3)	Excludes estimated offering expenses.
Alternative 1
Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 1.25%

•	Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 0.7375%
Pre-incentive fee net investment income does not exceed the hurdle rate, therefore there is no incentive fee.
Alternative 2
Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 2.60%

•	Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 2.0875%
Pre-incentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee.

Incentive Fee	=	100% × “Catch-Up” + the greater of 0% AND (20% × (pre-incentive fee net investment income – 2.1875%))

	=	(100% ×(2.0875% – 1.75%)) + 0%

	=	100% × 0.3375%

	=	0.3375%
Alternative 3
Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 3.30%

•	Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 2.7875%
Pre-incentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee.

Incentive Fee	=	100% × “Catch-Up” + the greater of 0% AND (20% × (pre-incentive fee net investment income – 2.1875%))

	=	(100% × (2.1875% – 1.75%)) + (20% × (2.7875% – 2.1875%))

	=	0.4375% + (20% × 0.60%)

	=	0.4375% + 0.12%

	=	0.5575%

Example 2—Capital Gains Portion of Incentive Fee:
Alternative 1
Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)

•	Year 2: Investment A is sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million

•	Year 3: FMV of Investment B determined to be $25 million

•	Year 4: Investment B sold for $31 million
The capital gains portion of the incentive fee, if any, would be:

•	Year 1: None (no sales transactions)

•	Year 2: $6 million (20% multiplied by $30 million realized capital gains on sale of Investment A)

•	Year 3: None; $5 million (20% multiplied by $30 million cumulative realized capital gains less $5 million cumulative unrealized capital depreciation) less $6 million (Capital Gains Fee paid in Year 2)

•	Year 4: $200,000; $6.2 million (20% multiplied by $31 million cumulative realized capital gains) less $6 million (Capital Gains Fee paid in Year 2)

Alternative 2
Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million

•	Year 4: FMV of Investment B determined to be $35 million

•	Year 5: Investment B sold for $20 million
The capital gains portion of the incentive fee, if any, would be:

•	Year 1: None (no sales transactions)

•	Year 2: $5 million (20% multiplied by $30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)

•
Year 3: $1.4 million; $6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains on Investment A and Investment C less $3 million cumulative unrealized capital depreciation on Investment B)) less $5 million (Capital Gains Fee paid in Year 2)

•
Year 4: $0.6 million; $7 million (20% multiplied by $35 million (cumulative realized capital gains on Investment A and Investment C)) less $6.4 million (cumulative Capital Gains Fee paid in all prior years)

•
Year 5: None; $5 million (20% multiplied by $25 million ($35 million cumulative realized capital gains on Investments A and C less $10 million realized capital losses on Investment B)) less $7 million (cumulative Capital Gains Fee paid in all prior years))

Payment of Our Expenses
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
All investment professionals of OFS Advisor and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by OFS Advisor and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions.
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
Expense Support Agreement
OFS Advisor provides us expense support under an Expense Support Agreement, pursuant to which OFS Advisor will pay to us a portion of our operating expenses (an “Expense Support Payment”) for each quarter in which we declare a distribution to our stockholders. The Expense Support Agreement is designed to ensure no portion of our distribution to stockholders will be paid from Offering proceeds, and will provide for expense reduction payments to us in any quarterly period our cumulative distributions to stockholders exceeds our cumulative distributable ordinary income and net realized gains.
The Expense Support Agreement also provides for reimbursement of these payments by us to OFS Advisor conditioned upon our maintenance of our historic distribution rate and our realization of an unsupported "other operating expenses" ratio below historic levels of supported expense ratios for the period(s) to be reimbursed. For this purpose, “other operating expenses” means all of our operating expenses, excluding organizational and offering expenses, base management fees and incentive fees, distribution and stockholder servicing fees, financing fees and interest, and brokerage commissions and extraordinary expenses. In addition, our obligation to reimburse each Expense Support Payment will terminate three years from the end of the fiscal year in which such Expense Support Payment is made.
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

Duration and Termination
The Investment Sub-Advisory Agreement became effective on August 30, 2016, when we satisfied our Minimum Offering Requirement. Unless earlier terminated as described below, the Investment Sub-Advisory Agreement will remain in effect for a period of two years from August 30, 2016, and will remain in effect from year-to-year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not interested persons. The Investment Sub-Advisory Agreement may be terminated at any time by Evolv upon not less than 60 days’ prior written notice to us and OFS Advisor, or by us or OFS Advisor upon not less than 60 days’ prior written notice to Evolv and upon the vote of a majority of our outstanding voting securities or the vote of a majority of our independent directors. The Investment Sub-Advisory Agreement will automatically terminate in the event of its assignment. For the three-year period following termination of the Investment Sub-Advisory Agreement, other than for cause, as such term is defined in the Investment Sub-Advisory Agreement, Evolv will be entitled to receive 20% of the management fee and incentive fee received by OFS Advisor with respect to the Company’s net asset value on the last day of the calendar quarter in which the Investment Sub-Advisory Agreement is terminated on the date of termination. For purposes of calculating this fee payable to Evolv, such net asset value will be deemed to decrease by 4% every quarter in such three-year period.
Administration Agreement
Pursuant to the Administration Agreement, OFS Services, an affiliate of OFS Advisor, provides the administrative services necessary for us to operate. OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, and bookkeeping and record keeping services at such facilities. Under the Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, OFS Services would provide managerial assistance on our behalf to certain portfolio companies that accept our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our board of directors) of OFS Services’ overhead in performing its obligations under the Administration Agreement, including rent, information technology, and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. The Administration Agreement may be renewed annually with the approval of our board of directors, including a majority of our directors who are not “interested persons.” The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that OFS Services outsources any of its functions we pay the fees associated with such functions at cost without incremental profit to OFS Services.
We incurred administration fee expenses of $368,901, $145,440 and $0 for the years ended December 31, 2017, 2016 and the period December 8 (inception) through December 31, 2015, respectively.
Indemnification
The Investment Advisory Agreement and the Administration Agreement both provide that OFS Advisor, OFS Services and their affiliates’ respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement or the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Investment Advisory Agreement or the Administration Agreement.
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
Based on the information reviewed and the discussion thereof, the board of directors, including a majority of the non-interested directors, concluded that the investment advisory fee rates are reasonable in relation to the services to be provided and approved the Investment Advisory Agreement as being in the best interests of our stockholders.
Our board of directors, including our independent directors, approved the Investment Sub-Advisory Agreement at a meeting held on July 15, 2016. In reaching a decision to approve the Investment Sub-Advisory Agreement, our board of directors reviewed a significant amount of information and considered, among other things:

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
Based on the information reviewed and the discussion thereof, our board of directors, including a majority of the non-interested directors, concluded that the investment advisory fee rates are reasonable in relation to the services to be provided and approve the Investment Sub-Advisory Agreement as being in the best interests of our stockholders.
The Administration Agreement was approved by our board of directors on March 31, 2016, and became effective on July 15, 2016
REGULATION
General
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
We generally cannot issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if (1) our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and (2) our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities.
As a BDC, we are required to meet a coverage ratio of the value of total assets to senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%.
However, recent legislation has modified the 1940 Act by allowing  a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. We are permitted to increase our leverage capacity if stockholders  representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such stockholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” of our independent directors as defined in Section  57(o) of the 1940 Act approve such increase with  such approval becoming effective after one year; provided, however, that we must extend to our stockholders as of the date of approval by the required majority the opportunity to sell the shares of our common stock that they hold. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to  leverage.
We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On October 12, 2016, we received exemptive relief from the SEC to permit us to co-invest in portfolio companies with certain funds managed by OFS Advisor ("Affiliated Funds") in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the "Order"). Pursuant to the Order, we are generally permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of OFS Capital and/or other portfolio funds established by OFS Advisor that could avail themselves of the exemptive relief.
Legislation has been introduced in the U.S. House of Representatives and Senate intended to revise certain regulations applicable to BDCs. The legislation provides for (i) modifying the asset coverage ratio from 200% to 150%, (ii) permitting BDCs to file registration statements with the U.S. Securities and Exchange Commission that incorporate information from already-filed reports by reference, (iii) utilizing other streamlined registration processes afforded to operating companies, and (iv) allowing BDCs to own investment adviser subsidiaries. There are no assurances as to when the legislation will be enacted by Congress, if at all, or, if enacted, what final form the legislation would take.
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies. None of our investment policies are fundamental and may be changed without stockholder approval.
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

Temporary Investments
Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets, as defined by the 1940 Act, are qualifying assets or temporary investments. We may invest in highly rated commercial paper, U.S. Government agency notes, and U.S. Treasury bills or repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Consequently, repurchase agreements are functionally similar to loans. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, the 1940 Act and certain diversification tests in order to qualify as a RIC for U.S. federal income tax purposes typically require us to limit the amount we invest with any one counterparty. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. OFS Advisor monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Warrants and Options
Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) our stockholders authorize the proposal to issue such warrants, and our board of directors approves such issuance on the basis that the issuance is in the best interests of Hancock Park and its stockholders and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.
Senior Securities
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. However, recent legislation has modified the 1940 Act by allowing  a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. We are permitted to increase our leverage capacity if stockholders  representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such stockholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” of our independent directors as defined in Section  57(o) of the 1940 Act approve such increase with  such approval becoming effective after one year; provided, however, that we must extend to our stockholders as of the date of approval by the required majority the opportunity to sell the shares of our common stock that they hold. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to  leverage.
In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors–Risks Related to BDCs". Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital. As a BDC, we will need to raise additional capital, which will expose us to risks, including the typical risks associated with leverage.”
Exemptive Relief
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
The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. As a result, unless under the Order, we only expect to co-invest on a concurrent basis with certain funds advised by OFS Advisor when each of us will own the same securities of the issuer and when no term is negotiated other than price. Any such investment would be made, subject to compliance with existing regulatory guidance, applicable regulations and OFS Advisor’s allocation policy. If opportunities arise that would otherwise be appropriate for us and for another fund advised by OFS Advisor to invest in different securities of the same issuer, OFS Advisor will need to decide which fund will proceed with the investment. The decision by OFS Advisor to allocate an opportunity to another entity could cause us to forego an investment opportunity that we otherwise would have made. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which another fund advised by OFS Advisor has previously invested. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of OFS Capital and/or other portfolio funds established by the Adviser that could avail themselves of the exemptive relief.
Other
We are subject to periodic examination by the SEC for compliance with the Exchange Act, and the 1940 Act.
We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
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

Proxy Policies
We vote proxies relating to our portfolio securities in what we perceive to be the best interest of our clients. We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its effect on the portfolio securities held by our clients. In most cases we will vote in favor of proposals that we believe are likely to increase the economic value of the underlying portfolio securities held by our clients. Although we will generally vote against proposals that may have a negative effect on our clients’ portfolio securities, we may vote for such a proposal if there exist compelling long-term reasons to do so.
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
Privacy Principles
We are committed to maintaining the privacy of our stockholders and to safeguarding their nonpublic personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.
Generally, we do not receive any nonpublic personal information relating to our stockholders, although certain nonpublic personal information of our stockholders may become available to us. We do not disclose any nonpublic personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third-party administrator).
We restrict access to nonpublic personal information about our stockholders to employees of OFS Advisor and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our stockholders.
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
Material U.S. Federal Income Tax Considerations
Election to be Taxed as a RIC
We have elected to be taxed as a RIC under Subchapter M of the Code. As a RIC, we are not required to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our otherwise taxable earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements, as described below. In addition, to receive RIC tax treatment, we must distribute to our stockholders, for each taxable year, the Annual Distribution Requirement. The excess of net long-term capital gains over net short-term capital losses, if any ("Net Capital Gains"), are not a component of the Annual Distribution Requirement, but impacts taxable income if not distributed as discussed below.

Taxation as a RIC
If we:

•	maintain our qualification as a RIC; and

•	satisfy the Annual Distribution Requirement;
then we will not be subject to U.S. federal income tax on the portion of our ICTI or Net Capital Gains we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any ICTI or Net Capital Gain not distributed (or deemed distributed) to our stockholders.
We are also subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year (or, if we so elect, for that calendar year) and (3) any income and gains recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We may choose to retain a portion of our ordinary income and/or capital gain net income in any year and pay the 4% U.S. federal excise tax on the retained amounts.
In order to maintain our qualification as a RIC for U.S. federal income tax purposes, we must, among other things:

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
We are required to recognize ICTI in circumstances in which we have not received a corresponding payment in cash. For example, we hold debt obligations that are treated under applicable tax rules as issued with OID and debt instruments with PIK interest, and we must include in ICTI each year the portion of the OID and PIK interest that accrues for that year (as it accrues over the life of the obligation), irrespective of whether the cash representing such income is received by us in that taxable year. The continued recognition of non-cash ICTI may cause difficulty in meeting the Annual Distribution Requirement. We may be required to sell investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities to meet this requirement. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat dividends that would otherwise qualify for the dividends received deduction or constitute qualified dividend income as ineligible for such treatment, (2) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (3) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (4) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (5) cause us to recognize income or gain without receipt of a corresponding distribution of cash, (6) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (7) adversely alter the characterization of certain complex financial transactions and (8) produce income that will not be considered "qualifying income" for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections to mitigate the potential adverse effect of these provisions, but there can be no assurance that any adverse effects of these provisions will be mitigated.
If we purchase shares in a “passive foreign investment company” (a “PFIC”), we may be subject to U.S. federal income tax on our allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if our allocable share of such income is distributed as a taxable dividend to our stockholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in its income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.
Although the Code generally provides that the income inclusions from a QEF will be ‘‘good income’’ for purposes of the 90% Income Test to the extent that the QEF distribute such income to us in the same taxable year to which the income is included in our income, the Code does not specifically provide whether these income inclusions would be ‘‘good income’’ for this 90% Income Test if we do not receive distributions from the QEF during such taxable year. The IRS has issued a series of private rulings in which it has concluded that all income inclusions from a QEF included in a RIC’s gross income would constitute ‘‘good income’’ for purposes of the 90% Income Test. Such rulings are not binding on the IRS except with respect to the taxpayers to whom such rulings were issued. Accordingly, under current law, we believe that the income inclusions from a QEF would be ‘‘good income’’ for purposes of the 90% Income Test. However, no guarantee can be made that the IRS would not assert that such income would not be ‘‘good income’’ for purposes of the 90% Income Test to the extent that we do not receive timely distributions of such income from the QEF. If such income were not considered ‘‘good income’’ for purposes of the 90% Income Test, we may fail to qualify as a RIC.
The IRS and U.S. Treasury Department have issued proposed regulations that provide that the income inclusions from a QEF would not be good income for purposes of the 90% Income Test unless we receive a cash distribution from such entity in the same year attributable to the included income. If these regulations are finalized, we will carefully monitor our investments to avoid disqualification as a RIC.
Some of the income and fees that we recognize may result in ICTI that will not be "qualifying income" for the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may recognize such income and fees directly or indirectly through one or more entities taxed as corporations for U.S. federal income tax purposes. Such corporations are required to pay U.S. corporate income tax on their earnings, which ultimately reduces our return on such income and fees.
Failure to Qualify as a RIC
If we are unable to maintain our qualification as a RIC, we will be subject to tax on all of our ICTI and Net Capital Gains at regular corporate rates; we will not receive a dividend deduction for any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income that would, for qualifying non-corporate U.S. stockholders, be eligible for the current 20% maximum rate to the extent of our current and accumulated earnings and profits (subject to limitations under the Code). Subject to certain limitations under the Code, corporate distributions would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis (reducing that basis accordingly), and any remaining distributions would be treated as a capital gain. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our stockholders our earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years, in order to qualify as a RIC in a subsequent year.

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
We are a new company and are subject to all of the business risks and uncertainties associated with any business with a limited operating history, including the risk that we will not achieve or sustain our investment objective and that the value of our common stock could decline substantially.
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
We do not have any internal management capacity or employees. We will depend on the diligence, skill and network of business contacts of the OFS senior professionals to achieve our investment objective. Our future success will depend, to a significant extent, on the continued service and coordination of the OFS senior management team, particularly Bilal Rashid, Senior Managing Director and President of OFSC, Jeffrey Cerny, Senior Managing Director and Treasurer of OFSC and Mark Hauser, Senior Managing Director of OFSC. Each of these individuals is an employee at will of OFSC. In addition, we rely on the services of Richard Ressler, Chairman of the executive committee of OFSAM and Chairman of the Advisor Investment Committees, pursuant to a consulting agreement with Orchard Capital Corporation. The departure of Mr. Ressler or any of the senior managers of OFSC, or of a significant number of its other investment professionals, could have a material adverse effect on our ability to achieve our investment objective.

We expect that OFS Advisor will continue to evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that OFS senior professionals will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with OFS and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio or achieve our investment objective. In addition, individuals with whom the OFS senior professionals have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.
OFS Advisor is a subsidiary of OFSAM that has no employees and depends upon access to the investment professionals and other resources of OFS and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. OFS Advisor also depends upon OFS to obtain access to deal flow generated by the professionals of OFS and its affiliates. Under a Staffing Agreement between OFSC, a subsidiary of OFSAM that employs OFS’s personnel, and OFS Advisor, OFSC has agreed to provide OFS Advisor with the resources necessary to fulfill these obligations. The Staffing Agreement provides that OFSC will make available to OFS Advisor experienced investment professionals and access to the senior investment personnel of OFSC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. We are not a party to this Staffing Agreement and cannot assure stockholders that OFSC will fulfill its obligations under the agreement. If OFSC fails to perform, we cannot assure stockholders that OFS Advisor will enforce the Staffing Agreement or that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of OFSC and its affiliates or their information and deal flow.
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
Our ability to achieve our investment objective and grow will depend on our ability to manage our business. This will depend, in turn, on the ability of the Advisor Investment Committees to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon the Advisor Investment Committees' ability to execute our investment process, their ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. OFS Advisor has substantial responsibilities under the Investment Advisory Agreement. OFS Advisor's senior professionals and other personnel of OFS Advisor's affiliates, including OFSC, may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients.
OFS Advisor and its affiliates manage other assets, including those of other BDCs and CLO funds, and may manage other entities in the future, and these other funds and entities may have similar or overlapping investment strategies. Our executive officers, directors and members of the Advisor Investment Committees serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by OFS Advisor or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, OFS Advisor currently serves as the investment adviser to OFS Capital, a publicly-traded BDC, that invests in senior secured loans of middle-market companies in the United States, similar to those we target for investment, including first-lien, second-lien and unitranche loans as well as subordinated loans and, to a lesser extent, warrants and other equity securities. Therefore, many investment opportunities will satisfy the investment criteria for both OFS Capital and us. OFS Capital operates as a distinct and separate entity and any investment in our common stock will not be an investment in OFS Capital. In addition, our executive officers and certain of our independent directors serve in substantially similar capacities for OFS Capital. Similarly, OFS Advisor and/or its affiliates may have other clients with, similar, different or competing investment objectives. In serving in these multiple capacities, our executive officers and directors, OFS Advisor and/or its affiliates, and members of the Advisor Investment Committees may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders.
OFS Advisor will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. Under this allocation policy, if OFS Advisor is actively seeking investments for two or more investment vehicles with similar or overlapping investment strategies, an available opportunity will be allocated based on the provisions governing allocations of such investment opportunities under law or in the relevant organizational, offering or similar documents, if any, for such investment vehicles. In the absence of any such provisions, OFS Advisor will consider the following factors and the weight that should be given with respect to each of these factors:

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
OFS Advisor, OFSAM and their other affiliates have both subjective and objective procedures and policies in place designed to manage the potential conflicts of interest between OFS Advisor’s fiduciary obligations to us and its similar fiduciary obligations to other clients. For example, such policies and procedures are designed to ensure that investment opportunities are allocated in a fair and equitable manner among us OFS Advisor’s other clients. An investment opportunity that is suitable for multiple clients of OFS Advisor and its affiliates may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act.
There can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.
Our independent directors may face conflicts of interest related to their obligations to the affiliated BDC for which they also serve as independent directors.
The independent directors of our board of directors also comprise the independent directors of the board of directors of OFS Capital, an affiliated BDC that is also managed by OFS Advisor. In their capacities as directors for a BDC board, the independent directors have a duty to make decisions on behalf of that BDC that are in the best interests of that BDC and its stockholders. Accordingly, our independent directors may face conflicts of interest when making a decision on behalf of one BDC that may not be in the best interest of the other BDC. For example, the SEC has granted exemptive relief to us, OFS Advisor, OFS Capital, and certain other of our affiliates to co-invest in certain transactions that would otherwise be prohibited by the 1940 Act. In accordance with that relief, the independent directors must make certain findings on behalf of each BDC with respect to initial co-investment transactions, including that the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the BDC and its stockholders and do not involve overreaching in respect of the BDC or its stockholders on the part of any of the other participants in the proposed transaction. Under such circumstances, the independent directors may face conflicts of interest when making these determinations on behalf of us and OFS Capital.
Members of the Advisor Investment Committees, OFS Advisor or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.
OFS senior professionals and members of the Advisor Investment Committees may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us and our stockholders.

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

•
For accounting purposes, any cash distributions to stockholders representing PIK income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. As a result, despite the fact that a distribution representing PIK income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

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
The Investment Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to OFS Advisor, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we could choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with OFS Advisor, OFS Services and their respective affiliates. Any such decision, however, would breach our fiduciary obligations to our stockholders.
Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.
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
The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. We may pledge up to 100% of our assets and may grant a security interest in all of our assets, under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock. Our ability to service our debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, because the management fee payable to OFS Advisor is payable based on our total assets, OFS Advisor has a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fee payable to OFS Advisor.
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
Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders, and preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
A number of entities compete with us to make the types of investments that we plan to make. We compete with public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC tax treatment. These characteristics could allow our competitors to consider a wider variety of instruments, establish more relationships and offer better pricing and more flexible structuring than we are able to. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.
With respect to the investments we make, we will not seek to compete based primarily on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with OFSAM and its other affiliates or accounts managed by OFSAM or one of its other affiliates. Although OFS Advisor will allocate opportunities in accordance with its policies and procedures, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our stockholders. Moreover, the performance of investments will not be known at the time of allocation.
We may suffer credit losses.
Investment in middle-market companies is highly speculative and involves a high degree of risk of credit loss, and therefore our securities may not be suitable for someone with a low tolerance for risk. These risks are likely to increase during volatile economic periods, such as the U.S. and many other economies have recently been experiencing.
We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC.
We have elected to be taxed as a RIC under Subchapter M of the Code, but no assurance can be given that once elected we will be able to maintain RIC status. As a RIC, we are not required to pay corporate-level federal income taxes on our income and capital gains distributed (or deemed distributed) to our stockholders. To continue to qualify for tax treatment as a RIC under the Code and to be relieved of federal taxes on income and gains distributed to our stockholders, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long~~-~~term capital losses, if any, to our stockholders on an annual basis. We will be subject, to the extent we use debt financing or preferred stock, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements or preferred stock that could, under certain circumstances, restrict us from making distributions necessary to qualify for tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our qualification for the tax benefits available to RICs and, thus, may be subject to corporate-level federal income tax. To maintain our qualification as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to continue to qualify for tax treatment as a RIC for any reason and become subject to corporate-level federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders. See “Item 1. Business—Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”
Our portfolio companies may be unable to make distributions to us that will enable us to meet RIC requirements, which could result in the imposition of an entity-level tax.
In order for us to maintain our tax treatment as a RIC and to minimize corporate-level U.S. federal income taxes, we are required to distribute on an annual basis substantially all of our taxable income, which includes income from our subsidiaries and portfolio companies. If our subsidiaries and portfolio companies are unable to make distributions to us, this may result in loss of RIC tax treatment and a consequent imposition of a corporate-level U.S. federal income tax on us.
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
Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain the tax benefits available to RICs. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations and sourcings to meet these distribution requirements. If we sell built-in-gain assets, we may be required to recognize taxable income in respect of the built-in-gain on such assets. In such a case, we would have to distribute all of our taxable gain (including the built-in-gain) in respect of such sale to avoid the imposition of entity-level tax on such gain. If we are not able to obtain such cash from other sources, we may fail to maintain the tax benefits available to RICs and thus be subject to corporate-level U.S. federal income tax.
Because we expect to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we may need additional capital to finance our growth and such capital may not be available on favorable terms or at all.
We have elected to be taxed for federal income tax purposes as a RIC under Subchapter M of the Code. If we meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify for tax treatment as RIC under the Code and will not have to pay corporate-level taxes on income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% at the time we issue any debt or preferred stock. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure investors that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.
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
Legislative or other actions relating to taxes could have a negative effect on us.
Significant U.S. federal tax reform legislation was recently enacted that, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, expands the circumstances in which a foreign corporation will be treated as a “controlled foreign corporation” and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. The impact of this new legislation on us, our stockholders and the entities in which we may invest is uncertain. Prospective investors are urged to consult their tax advisors regarding the effects of the new legislation on an investment in us.
We cannot predict with certainty how any future changes in the tax laws might affect us, our investors or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.
The effect of global climate change may impact the operations of our portfolio companies.
There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more systems backup, adding to costs, and can contribute to increased system stresses, including service interruptions. In December 2015, the United Nations, of which the U.S. is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. The U.S. subsequently ratified the Paris Agreement, and it entered into force on November 4, 2016. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation which could increase their operating costs and/or decrease their revenues.
Recent legislation may allow us to incur additional leverage.
The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval.  Alternatively, the legislation allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.
As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Risk Factors - Risks Related to Our Business and Structure - We may finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”
Loss of status as a RIC would reduce our net asset value and distributable income.
We have elected to be treated as a RIC under the Code. As a RIC we will not pay U.S.federal income taxes on our income (including realized gains) that we distribute to our stockholders, provided that we satisfy certain distribution and other requirements. Accordingly, we will not be permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we fail to qualify for RIC status in any year, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value and the amount potentially available for distribution. In addition, if we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of stockholders. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock. See “Item 1. Business — Material U.S. Federal Income Tax Considerations — Taxation as a RIC.”
Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.
Our board of directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the price value of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.
OFS Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
OFS Advisor has the right, under the Investment Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If OFS Advisor resigns, we may not be able to find a new investment advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the OFS Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

OFS Services can resign from its role as our Administrator under the Administration Agreement, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
OFS Services has the right to resign under the Administration Agreement, whether we have found a replacement or not. If OFS Services resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by OFS Services. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
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
Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of our common stock.

                We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). We will not be required to comply with all of the requirements of Section 404 until we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are required to conduct annual management assessments of the effectiveness of our  internal controls over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date we are no longer an emerging growth company under the JOBS Act.

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
OFS Advisor has provided us with expense support under the Expense Support Agreement that ensures no portion of our distributions to stockholders will be paid from Offering proceeds, and provides for expense-reduction payments to us in any quarterly period in which our cumulative distributions to stockholders exceed our cumulative distributable ordinary income and net realized gains. We may become obligated to reimburse OFS Advisor for expense support payments, conditioned upon maintenance of our per-share distribution rate and our realization of improved unsupported expense ratios.
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
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets decline, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.
If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in our stockholders’ best interest. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive dividends would be senior to those of holders of shares of our common stock. We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve any such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and our stockholders might experience dilution.
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
Our investments in private and middle-market portfolio companies are generally considered lower credit quality obligations, are risky, and we could lose all or part of our investment.
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
Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and OFS Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.
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
We will at times take a security interest in the available assets of our portfolio companies, including the equity interests of their subsidiaries and, in some cases, the equity interests of our portfolio companies held by their stockholders. In the event of a default by a portfolio company on a secured loan, we will only have recourse to the assets collateralizing the loan. There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success or deterioration of the business and market conditions, including as a result of the inability of a portfolio company to raise additional capital. Additionally, in the case of certain of our investments, we do not have a first lien position on the collateral and may not receive the full value of the collateral upon liquidation. If the underlying collateral value is less than the loan amount, we will suffer a loss.
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
We are classified as a non-diversified management investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.
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
We generally do not hold controlling equity positions in our portfolio companies. For portfolio companies in which we do not hold a controlling equity interest, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.
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
Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
There has been on-going discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
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
The incentive fee payable by us to OFS Advisor may create an incentive for OFS Advisor to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to OFS Advisor is determined may encourage OFS Advisor to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor our stockholders.
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
We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, will bear our ratable share of any such investment company’s expenses, including management and performance fees. We remain obligated to pay management and incentive fees to OFS Advisor with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders will bear his or her share of the management and incentive fee of OFS Advisor as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.
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
Our incentive fee structure may create incentives for OFS Advisor that are not fully aligned with the interests of our stockholders.
In the course of our investing activities, we will pay management and incentive fees to OFS Advisor. The base management fee is based on our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity). As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our total assets, other than cash and cash equivalents but including assets purchased with borrowed amounts and including any assets owned by any consolidated entity, OFS Advisor will benefit when we incur debt or use leverage. Our board of directors is charged with protecting our interests by monitoring how OFS Advisor addresses these and other conflicts of interests associated with its management services and compensation. While our board of directors is not expected to review or approve each borrowing or incurrence of leverage, our independent directors will periodically review OFS Advisor’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors will consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, OFS Advisor or its affiliates may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.
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
Under the Investment Advisory Agreement, OFS Advisor will not assume any responsibility to us other than to render the services called for under that agreement, and it will not be responsible for any action of our board of directors in following or declining to follow OFS Advisor’s advice or recommendations. Under the terms of the Investment Advisory Agreement, OFS Advisor and its affiliates’ respective officers, directors, members, managers, stockholders and employees will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify OFS Advisor and its affiliates’ respective officers, directors, members, managers, stockholders and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead OFS Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.
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
Engaging in either hedging transactions or investing in foreign securities would entail additional risks to our stockholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price.
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
Uncertainty relating to the LIBOR calculation process may adversely affect the value of any portfolio of LIBOR-indexed, floating-rate debt securities.
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
On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities. The future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. Any such renegotiated agreements or methodology of the new standard may not be as favorable to us as the current agreements and LIBOR, which may adversely affect our net investment income.
Risks Related to Our Securities
Our shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever. Therefore, our stockholders have limited liquidity and may not receive a full return of invested capital (including front-end commissions, fees and expenses), upon selling their shares or upon liquidation of our company.
Our shares are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. Our board of directors must contemplate a liquidity event for our stockholders on or before ten years after the completion of a private offering, which such ten-year period may be extended, in the sole discretion of the OFS Advisor for up to two additional one-year periods. A future liquidity event could include: (i) a listing of our shares on a national securities exchange; (ii) a merger or another transaction approved by our board of directors in which our stockholders will receive cash or shares of a listed company; or (iii) a sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation. Certain types of liquidity events, such as a listing, would allow us to retain our investment portfolio intact while providing our stockholders with access to a trading market for their securities.
We do not know at this time what circumstances will exist in the future and therefore we do not know what factors our board of directors will consider in determining whether to pursue a liquidity event in the future. A liquidity event may include a sale, merger or rollover transaction with one or more affiliated investment companies managed by OFS Advisor.
If our shares are listed on a national securities exchange or quoted through a quotation system, we cannot assure our stockholders that a public trading market will develop or, if one develops, that such trading market can be sustained. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. Also, shares of closed-end investment companies and BDCs frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock, if listed on a national securities exchange, will trade at, above or below net asset value.
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
We expect to use debt financing and issue additional securities to fund our growth, if any. We cannot assure investors that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. As a BDC, we are generally be required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% at the time we issue any debt or preferred stock. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. In addition, as a BDC, we will generally not be permitted to issue common stock priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.
A stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.
Our stockholders will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 100 million shares of common stock. Pursuant to our charter, a majority of our entire board of directors may amend our charter to increase our authorized shares without stockholder approval. Our board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below net asset value a stockholder’s percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, a stockholder may also experience dilution in the book value and fair value of its shares.
Under the 1940 Act, we are generally prohibited from issuing or selling our common stock at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the current net asset value of our common stock if our board of directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders, including a majority of those stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease and our stockholders will experience dilution.
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
We also adopted measures that may make it difficult for a third-party to obtain control of us, including provisions of our charter classifying our board of directors in three classes serving staggered three-year terms, and authorizing our board of directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, to amend our charter without stockholder approval and to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders. The foregoing provisions are expected to discourage certain coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to negotiate first with our board of directors. However, these provisions may deprive a stockholder of the opportunity to sell such stockholder’s shares at a premium to a potential acquirer.
We believe that the benefits of these provisions outweigh the potential disadvantages of discouraging any such acquisition proposals because, among other things, the negotiation of such proposals may improve their terms. Our board of directors has considered both the positive and negative effects of the foregoing provisions and determined that they are in the best interest of our stockholders
Investing in our common stock involves a high degree of risk.
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
There is a risk that stockholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize, declare and pay cash distributions on a quarterly basis. We expect to pay distributions out of assets legally available for distribution. We cannot assure stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions.
When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s basis in our stock and, assuming that an investor holds our stock as a capital asset, thereafter as a capital gain. A return of capital is a return to stockholders of a portion of their original investment in us rather than income or capital gains.
We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flowsfrom operations, net investment income or earnings are not sufficient to fund declared distributions.
We may fund distributions from the uninvested proceeds of an offering and borrowings, and we have not established limits on the amount of funds we may use from such proceeds or borrowings to make any such distributions. We may pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from offering proceeds or from borrowings could reduce the amount of capital we ultimately invest in our investment portfolio.
The existence of a large number of outstanding shares and stockholders prior to completion of the listing of our securities on a national securities exchange could negatively affect our stock price.
The ability of our stockholders to liquidate their investments is limited. If we were to list our common stock on a securities exchange in the future, a large volume of sales of these shares could decrease the prevailing market prices of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales were not affected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

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
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2017. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is currently no market for our common stock, nor can we give any assurance that one will develop. Until a market for our common stock develops, it mat only be offered and sold in transactions exempt from registration under the Securities Act under Section 4(2) and Regulation D.
Stockholders
As of March 30, 2018, there were 167 holders of record of our stock.
Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock in the open market during the period December 8, 2015, (inception) through December 31, 2017.
Sales of Unregistered Securities
During the year ended December 31, 2017, we issued and sold 771,616 shares of our common stock for gross proceeds of $10,632,800 or a weighted average price of $13.78 per share.
The offer and sale of the Company’s Common Stock in the private placement was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of, and Rule 506 of Regulation D under, the Securities Act. We paid $206,060 in commissions in connection with the sale of the shares. OFS Advisor paid commissions of $304,974.
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
Distributions in excess of our current and accumulated ICTI are reported as returns of capital; the tax treatment to the stockholder will depend on a variety of factors including the stockholder’s tax basis in our shares. The determination of the tax attributes of our distributions is made annually as of the end of the year, and is based on our taxable income for the full year and distributions paid for the full year; therefore, determinations made on a quarterly basis may not be representative of the tax attributes of our distributions to stockholders. Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus, which is a nontaxable distribution) is mailed to our U.S. stockholders. For the year ended December 31, 2017, all of our distributions were paid from ordinary income.
Distributions declared since inception are presented below:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
January 31, 2017	January 31, 2017	April 21, 2017	$0.0875	$6,859
February 27, 2017	February 28, 2017, March 31, 2017	April 21, 2017	0.0875	14,857
April 25, 2017	April 28, 2017, May 31, 2017, June 30, 2017	July 14, 2017	0.0875	38,753
July 31, 2017	July 31, 2017, August 31, 2017, September 29, 2017	October 16, 2017	0.0875	124,268
October 31, 2017	October 31, 2017, November 27, 2017, December 26, 2017	January 15, 2018	0.0875	191,613

Item 6.	Selected Financial Data
The following selected financial and other data for the year ended December 31, 2017, 2016, and the period from December 8 (inception) through December 31, 2015, are derived from our financial statements that have been audited by BDO USA, LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this annual report on Form 10-K.

	Year Ended December 31, 2017	Year Ended December 31, 2016	December 8 (inception) through December 31, 2015
Statement of Operations Data:
Total investment income	$197,048	$993	$—
Total expenses	(22,290)	14,468	—
Net investment income (expense)	219,338	(13,475)	—
Net unrealized appreciation on investments	13,475	152	—
Net increase (decrease) in net assets resulting from operations	232,813	(13,323)	—
Per share data:
Net asset value	$13.33	$13.33	$15.00
Net investment income (expenses)	0.61	(0.54)	—
Net unrealized appreciation on investments	0.04	0.01	—
Net increase (decrease) in net assets resulting from operations	0.65	(0.53)	—
Distributions declared (1)	1.05	—	—
Balance sheet data at period end:
Investments, at fair value	$5,138,659	$98,652	$—
Cash and cash equivalents	6,259,541	974,312	—
Other assets	381,598	299,357	150
Total assets	11,779,798	1,372,321	150
Total liabilities	509,766	327,294	—
Total net assets	11,270,032	1,045,027	150
Other data (unaudited):
Weighted average yield on debt investments(2)	10.50%	9.20%	—%
Number of portfolio companies at period end	13	1	—

(1) The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. For the year ended December 31, 2017, all of our distributions were paid from ordinary income.

(2)
The weighted average yield on our debt investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of loan origination fees, OID, market discount or premium, and loan amendment fees (collectively, "Net Loan Fees") divided by (b) amortized cost of our debt investments as of the balance sheet date.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our limited experience operating a BDC, or qualifying and maintaining our status as a RIC under Subchapter M of the Code;

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	our limited operating history;

•	the ability of OFS Advisor to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM;

•	constraint on investment due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	the use of borrowed money to finance a portion of our investments;

•	competition for investment opportunities;

•	our ability to raise debt or equity capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.
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
Critical Accounting Policies and Significant Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. Critical accounting policies are those that require management to make subjective or complex judgments about the effect of matters that are inherently uncertain and may change in subsequent periods. Changes that may be required in the underlying assumptions or estimates in these areas could have a material impact on our current and future financial condition and results of operations.
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
Revenue recognition
Our investment activities frequently involve the acquisition of multiple financial instruments or rights either in an initial transaction, or in subsequent or "follow-on" transactions, including amendments to existing securities. These financial instruments can include loans, preferred and common stock, warrants, or membership interests in limited liability companies. Acquired rights can include fixed or variable fees that can be either guaranteed or contingent upon operating performance of the underlying portfolio companies. Moreover, these fees may be payable in cash or additional securities. Acquired rights and financial instruments together, referred to as Instruments.
The revenue recognized on these Instruments is a function of the fee or other consideration allocated to them at the time of acquisition. Additionally, subsequent amendments to these Instruments can involve both:

•	a determination as to whether the amendment is

◦	of such significance to deem it the consummation of the initial investment transaction and the acquisition of new Instruments (i.e., a "significant modification"), or

◦	a modification of those Instruments to be recognized over their remaining lives, and

•	an additional allocation of consideration among newly acquired Instruments.
These allocations are generally based on the relative fair value of the Instruments at the time of the transaction, a process involving fair value estimates which is also a critical accounting policy and significant estimate. Moreover, these allocations and determinations can differ between GAAP and U.S. federal income tax bases. Once determined, these allocations directly affect the discount/premium and yield on debt securities, the cost and net gains/losses on equity securities, and capital structuring fees recognized in the statements of operations; and ICTI. These allocations require an understanding of the terms and conditions of the underlying agreements and requires significant management judgment. The table below presents the impact to the initial cost bases of allocated consideration to acquired Instruments for the years ended December 31, 2017, 2016, and for the period from December 8 (inception) through December 31, 2015:

	Year Ended December 31,		Period from December 8 (inception) through December 31, 2015
	2017	2016
Loans:
Net Loan Fees (1)	$29,338	$—	$—
Equity securities	—	—	—
Equity securities	—	—	—
(1) Loan origination fees, OID, market discount or premium, and loan amendment fees.
Expense Limitation Agreements
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
Fair value estimates
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
As described in “Item 8.–Financial Statements–Note 5”, we follow a process, under the supervision and review of the Board, to determine these unobservable inputs used to calculate the fair value of our investment. The most significant unobservable inputs in the fair value measurement is the discount rate and projected cash flows contractually due from the investment.
We consider a variety of factors in our determination of the discount rate to be applied to an investment including, among other things, investment type, LIBOR swap rate, indicative yields from independent third-party sources and the yield on our investment relative to indicative yields at the time of our investment (initial and subsequent investments) in the portfolio company.
We also consider a variety of factors in our determination of the EBITDA multiple to be applied to an investment including, among other things, the actual EBITDA multiple for the last arms-length transaction, and the ratio of the portfolio company’s EBITDA multiple to the average of EBITDA multiples on comparable public companies.
For both the discount rate and the EBITDA multiple we also consider developments at the portfolio company since our investment including, but not limited to, trends in the portfolio company’s earnings and leverage multiple, and input from our independent third-party valuation firms. This process typically results in a single selected discount rate and/or EBITDA multiple for each investment.
The following table illustrates the sensitivity of our fair value measures to reasonably likely changes to the estimated discount rate and EBITDA multiple inputs used in our investment valuations at December 31, 2017:

	Fair Value at December 31, 2017	Weighted average discount rate/EBITDA multiple at December 31, 2017	Discount rate sensitivity		EBITDA multiple sensitivity
Valuation Method / Investment Type			-10% Weighted average	+10% Weighted average	+0.5x	-0.5x
Discounted cash flow
Debt investments:
Senior secured loans	$3,403,004	11.22%	$3,965,922	$3,723,175	N/A	N/A
Subordinated loan	$459,278	14.20%	$481,821	$438,227	N/A	N/A

Enterprise value
Equity investments:
Preferred equity	$81,889	8.95x	N/A	N/A	$81,889	$81,889
Common equity	$40,581	7.90x	N/A	N/A	$45,506	$35,548

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

•
Expense Limitation Agreements: OFS Advisor limits the Company's incurred expenses under two agreements: the Investment Advisory Agreement, which contains provisions limiting organization and offering costs, and Contractual Issuer Expenses; and an Expense Support Agreement, which limits all other operating expenses. Both agreements contain conditions under which we may become obligated to reimburse OFS Advisor for expense limitations provided thereunder. See “Item 1–Management and Other Agreements” and “Item 8–Financial Statements and Supplementary Data–Note 3”.

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
Portfolio Composition and Investment Activity
Portfolio Composition
Our investment strategy focuses primarily on middle-market companies in the United States, including senior secured loans, which includes first-lien, second-lien and unitranche loans, as well as subordinated loans and, to a lesser extent, preferred, common, and other equity securities. Such middle-market company investments are more likely to be considered lower grade investments, which are either rated below investment grade by one or more nationally-recognized statistical rating agencies at the time of investment, or may be unrated but determined by OFS Advisor to be of comparable quality.
As of December 31, 2017, the fair value of our debt investment portfolio totaled $5,016,189 in 13 portfolio companies, of which 91% and 9% were senior secured loans and subordinated loans, respectively, and $122,470 in equity investments, at fair value, in two portfolio companies in which we also held debt investments. We had unfunded commitments of $566,964 to two portfolio companies at December 31, 2017. Set forth in the tables and charts below is selected information with respect to our portfolio as of December 31, 2017 and 2016.
The following table summarizes the composition of our investment portfolio as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$4,548,325	$4,556,911	$98,500	$98,652
Subordinated debt investments	456,254	459,278	—	—
Preferred equity investments	82,953	81,889	—	—
Common equity investments	37,500	40,581	—	—
	$5,125,032	$5,138,659	$98,500	$98,652
Total number of portfolio companies	13	13	1	1

(1)
Includes debt investment in which we have entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. At December 31, 2017, the amortized cost and fair value of this investment was $579,658 and $589,836, respectively.

The following table shows the portfolio composition by geographic region at amortized cost and fair value, and as a percentage of total investments. The geographic composition is determined by the location of the portfolio companies'

corporate headquarters:

	Amortized Cost				Fair Value
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
South - US	$1,961,189	38.3%	$—	—%	$1,972,063	38.3%	$—	—%
Northeast - U.S.	1,755,266	34.2	98,500	100.0	1,765,182	34.4	98,652	100.0
West - U.S.	439,515	8.6	—	—	435,546	8.5	—	—
Midwest - US	969,062	18.9	—	—	965,868	18.8	—	—
Total	$5,125,032	100.0%	$98,500	100.0%	$5,138,659	100.0%	$98,652	100.0%
As of December 31, 2017, our investment portfolio’s three largest industries by fair value, were (1) Automotive Oil Change and Lubrication Shops, (2) Shoe Store, and (3) All other amusement and recreation industries, totaling approximately 32.7%of the investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4".
The following table presents our debt investment portfolio by investment size as of December 31, 2017 and 2016:

	Amortized Cost				Fair Value
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
Up to $450,000	$1,089,209	21.8%	$98,500	100.0%	$1,091,174	21.8%	$98,652	100.0%
$450,000 to $475,000	1,858,902	37.1	—	—	2,332,595	46.5	—	—
$475,000 to $500,000	1,464,163	29.3	—	—	989,116	19.7	—	—
Greater than $500,000	592,305	11.8	—	—	603,304	12.0	—	—
Total	$5,004,579	100.0%	$98,500	100.0%	$5,016,189	100.0%	$98,652	100.0%
The following table displays the composition of our debt investment portfolio by weighted average yield as of December 31, 2017, and 2016:

	December 31, 2017			December 31, 2016
	Senior Secured	Subordinated	Total	Senior Secured	Subordinated	Total
Weighted Average Yield (1)	Debt	Debt	Debt	Debt	Debt	Debt
Less than 8%	4.6%	—%	4.2%	—%	—%	—%
8% - 10%	48.9	—	44.4	100.0	—	100.0
10% - 12%	36.8	—	33.4	—	—	—
12% - 14%	9.7	100.0	17.9	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	—%	100.0%
Weighted average yield	10.17%	13.79%	10.50%	9.20%	—%	9.20%
(1) The weighted average yield on our debt investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees divided by (b) amortized cost of our debt investments as of the balance sheet date.

Investment Activity
The following is a summary of our investment activity for the year ended December 31, 2017:

	Year Ended December 31, 2017
	Debt Investments	Equity Investments
Investments in new portfolio companies	$3,967,968	$116,443
Investments in existing portfolio companies:
Follow-on investments	1,037,792	—
Delayed draw / revolver funding	13,393	—
Total investments in existing portfolio companies	1,051,185	—
Total investments in new and existing portfolio companies	$5,019,153	$116,443
Number of new portfolio company investments	13	2
Number of existing portfolio company investments	4	—
Proceeds from principal payments	$118,796	$—
Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring.” All of our debt investments were classified as a risk category 3 as of December 31, 2017 and 2016.

Results of Operations
Key Financial Measures
The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
Total Investment Income. We generate revenue primarily in the form of interest income on debt investments, and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. In some cases, our investments provide for PIK interest or PIK dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash). We may also generate revenue in the form of management, valuation, and other contractual fees, which is recognized as the related services are rendered. In the general course of business, we receive certain fees from portfolio companies which are non-recurring in nature. Such non-recurring fees include prepayment fees on certain loans repaid prior to their scheduled due date, which are recognized as earned when received. Net Loan Fees are capitalized, and accreted or amortized over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its amortized cost, we recognize the excess principal payment as income in the period it is received.
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
Net Gain (Loss) on Investments. Net gain (loss) on investments consists of the sum of: (a) realized gains and losses from the sale of debt or equity securities, or the redemption of equity securities; and (b) net unrealized appreciation or depreciation on debt and equity investments, net of applicable taxes to the extent the investments are held through taxable wholly owned subsidiaries. In the period in which a realized gain or loss is recognized, such gain or loss will generally be offset by the reversal of previously recognized unrealized appreciation or depreciation, and the net gain recognized in that period will generally be smaller. The unrealized appreciation or depreciation on debt securities is also reversed when those investments are redeemed or paid off prior to maturity. In such instances, the reversal of accumulated unrealized appreciation or depreciation will be reported as a net loss or gain, respectively, and may be partially offset by the acceleration of any premium or discount on the debt security, which is reported in interest income, and any prepayment fees on the debt security, which is reported in fee income.
We do not believe that our historical operating performance is necessarily indicative of our future results of operations that we expect to report in future periods. We are primarily focused on investments in middle-market companies in the United States, including debt investments and, to a lesser extent, equity investments, including warrants and other minority equity securities, which differs to some degree from our historical investment concentration, in senior secured loans to middle-market companies in the United States. Moreover, as a BDC and a RIC, we are also subject to certain constraints on our operations, including, but not limited to, limitations imposed by the 1940 Act and the Code.
Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net increase in net assets resulting from operations may not be meaningful.

Comparison of the years ended December 31, 2017, 2016 and the period December 8 (inception) through December 31, 2015
Operating results for the years ended December 31, 2017, 2016, and the period December 8 (inception) through December 31, 2015, were as follows:

	Years Ended December 31,		Period from December 8 (inception) through December 31, 2015
	2017	2016
Total investment income	$197,048	$993	$—
Total operating expenses	1,415,285	1,105,394	69,652
Expense limitation under agreements with adviser	(1,437,575)	(1,090,926)	(69,652)
Net operating expenses	(22,290)	14,468	—
Net investment income (loss)	219,338	(13,475)	—
Net unrealized gain on investments	13,475	152	—
Net increase (decrease) in net assets resulting from operations	$232,813	$(13,323)	$—

Discussion of the years ended December 31, 2017, 2016, and the period December 8 (inception) through December 31, 2015
Investment income for the years ended December 31, 2017, 2016, and the period December 8 (inception) through December 31, 2015, is summarized below:

	Years Ended December 31,		Period from December 8 (inception) through December 31, 2015
	2017	2016
Investment income
Interest income	$188,148	$993	$—
Payment-in-kind dividend income	4,007	—	—
Fee income	4,893	—	—
Total investment income	$197,048	$993	$—
Investment income for the years ended December 31, 2017, 2016, and the period December 8 (inception) through December 31, 2015, consisted primarily of interest income on our debt investments. Growth in investment income for the year ended December 31, 2017, is due to the deployment of funds raised through our Offering into portfolio securities. We purchased our first investment, a senior secured debt investment, in the fourth quarter of 2016, and therefore had no interest income during 2015.
Expenses

	Years Ended December 31,		Period from December 8 (inception) through December 31, 2015
	2017	2016
Organization costs	$—	$321,818	$65,057
Amortization of deferred offering costs	322,096	201,263	—
Contractual issuer expenses	54,854	174,368	4,595
Management fees	22,765	689	—
Administration fee	368,901	145,440	—
Professional fees	416,012	165,417	—
Insurance expense	111,392	52,181	—
Other expenses	119,265	44,218	—
Total expenses	$1,415,285	$1,105,394	$69,652

Organization expenses. We incurred organization expenses of $0, $321,818 and $65,057 for the years ended December 31, 2017, 2016, and the period December 8 (inception) through December 31, 2015, respectively. Organization expenses are comprised of professional fees of our attorneys and independent accountants related to the preparation of our registration statement on Form 10 filed with the SEC and our initial operating agreements, and the audit of our December 31, 2015, (seed stage) financial statements.
Offering expenses. We incurred offering costs of $153,908, $319,211 and $138,385 during the years ended December 31, 2017, 2016, and the period December 8 (inception) through December 31, 2015, respectively. Offering costs incurred prior to the commencement of the Offering on July 18, 2016, were deferred and then amortized on a straight-line basis over twelve months from July 18, 2016. All offering costs incurred subsequent to July 18, 2016, are deferred and amortized over a twelve month period from the date incurred. Offering costs in these periods consist of professional fees of attorneys and others related to the preparation of our private placement memorandum and our dealer-manager agreement, due diligence activities, and fees related to development of marketing plans and materials for our common stock.
Amortization of offering costs was $322,096 and 201,263 for the years ended December 31, 2017 and 2016, respectively. There was no amortization of offering costs prior to July 18, 2016, the commencement of our continuous offering.
Organization and offering costs for the year ended December 31, 2016, also includes $130,000 for costs incurred by OFS Advisor to an affiliate of Evolv for consulting services prior to Evolv’s appointment as sub-adviser to us. On July 18, 2016, OFS Advisor and the affiliate of Evolv terminated their consulting agreement.
Contractual issuer expenses. We incurred contractual issuer expenses of $54,854, $174,368 and $4,595 for the years ended December 31, 2017, 2016, and period December 8 (inception) through December 31, 2015, respectively, related to salaries and direct expenses of personnel of OFS Advisor and its affiliates directly involved in the activities enumerated above in organization expenses and offering expenses.
Management fees. Management fees were $22,765 and $689, for the years ended December 31, 2017 and 2016, respectively. We purchased our first investment, a senior secured debt investment, in the fourth quarter of 2016 and had no other assets subject to management fees, and therefore did not incur management fees during 2015.
Administrative fees. Administrative fees were $368,901 and $145,440 for the years ended December 31, 2017 and 2016, primarily related to accounting and record-keeping services, preparation and filing of required periodic reports with the SEC, and research. The increase was primarily due to an increase in the aforementioned administration services due to an increased level of investment activity and other fund operations.
Professional fees. We incurred professional fees of $416,012 and $165,417 for the years ended December 31, 2017 and 2016, respectively, primarily comprised of consulting fees and professional fees of our attorneys and independent registered public accounting firm. The increase was primarily due to an increase in the aforementioned professional services due to an increased level of investment activity and other fund operations.
Insurance and other expenses. We incurred insurance and other expenses of $230,657 and $96,399 for the years ended December 31, 2017 and 2016, respectively, primarily comprised of transfer agent fees and insurance charges, which increased for the year ended December 31, 2017 due to a full year of in force insurance coverage, as well as increased transfer agent fees, primarily due to increased investment activity during 2017.
Expense Limitations. All organization and offering expenses, and contractual issuer expenses incurred in the years ended December 31, 2017, 2016, and the period December 8 (inception) through December 31, 2015, have been limited to $161,019, $13,475, and $0, respectively, under the terms of the Investment Advisory Agreement. We reimbursed OFS Advisor $49,647 and $11,421 in organization costs and contractual issuer expenses during the years ended December 31, 2017 and 2016, respectively, which reduced other expense limitations for that period and resulted in net recognition of expense. We also reimbursed OFS Advisor $108,945 and $4,479 in offering costs during the years ended December 31, 2017 and 2016, respectively, of which $100,909 and $435, respectively, was fully amortized at the time of reimbursement, which reduced the other limitations for those periods and resulted in net recognition of expense. The remaining $8,036 and $4,046 reimbursed during 2017 and 2016, respectively, was unamortized at the time of reimbursement and was reported as deferred offering costs on the balance sheet. Deferred offering costs reported on the balance sheet continue to amortize in accordance with its original amortization period, and was not subject to further limitation under expense limitation agreements with OFS Advisor. The net effect of expense limitations under the Investment Advisory Agreement are presented below.

	Year ended December 31,		Period from December 8 (inception) through December 31, 2015
	2017	2016
Gross aggregate organization costs, amortization of deferred offering costs, and contractual issuer expenses reported in operating expenses	$376,950	$697,449	$69,652
Reimbursement of organization costs	(46,490)	(10,285)	—
Reimbursement of amortized offering costs	(100,909)	(435)	—
Reimbursement of contractual issuer expenses	(3,157)	(1,136)	—
Post-reimbursement amortization of reimbursed deferred offering costs; not subject to limitation	(10,463)	(1,619)	—
Organization costs, amortization of deferred offering costs, and contractual issuer expenses reimbursed and incurred	(161,019)	(13,475)	—
Expense limitation of organization and offering costs, and contractual issuer expenses under the Investment Advisory Agreement	$215,931	$683,974	$69,652

All other gross operating expenses (operating expenses exclusive of organization and offering expenses, and contractual issuer expenses, and before limitations) are subject to limitation under the Expense Support Agreement. OFS Advisor's obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to unsupported investment company taxable income (expense) and the amount of the declared distribution; the Expense Support Agreement provides expense support such that distributions are not paid from Offering proceeds. The determination of expense limitation under the Expense Support Agreement for the years ended December 31, 2017 and 2016, is presented below.

	Years Ended December 31,		Period from December 8 (inception) through December 31, 2015
	2017	2016 (4)
Total investment income	$197,048	$993	$—
Gross operating expenses (1):
Interest expense, base management fees, and incentive fees	22,765	689	—
Other operating expenses as defined in the Expense Support Agreement (2)	1,015,570	407,256	—
Temporary differences in recognition of ICTI and GAAP net investment income (3)	4,007	—	—
Unsupported ICTI	(845,294)	(406,952)	—
Declared distributions	376,350	—	—
Expense limitation under Expense Support Agreement	$1,221,644	$406,952	$—

(1)
Gross operating expenses excludes organization costs, amortization of deferred offering costs, Contractual Issuer Expenses, and the related expense support under the Investment Advisory Agreement as such expenses are generally excluded from the determination of ICTI. See "Item 8. – Financial Statements – Note 7."

(2)
Generally defined in the Expense Support Agreement as our operating expenses determined in accordance with GAAP excluding organization and offering expenses, Contractual Issuer Expenses, interested expenses, and base management fees, and incentive fees. The annualized ratio of other operating expenses to net assets for the period support in which support is provided and the annual ratio for the year in which support is provided constitute conditions for reimbursement to OFS Advisor. See "Item 8. – Financial Statements – Note 3."

(3)	PIK dividends are excluded from the determination of ICTI.

(4)
OFS Advisor voluntarily agreed to provide expense support for operating expenses, excluding organization and operating expenses, which are separately supported under the Investment Advisory Agreement, incurred from inception through September 30, 2016, and the three months ended December 31, 2016, and to only seek reimbursement for such voluntary expense support in accordance with the Expense Support Agreement as if such expense support had been required by the Expense Support Agreement in connection with a distribution at an annualized rate of 7.0% per share. No distributions were actually declared or paid from inception through December 31, 2016.

Expense limitation under both the Investment Advisory Agreement and the Expense Support Agreement is cancelable at any time.
Liquidity and Capital Resources
Sources and Uses of Cash and Cash Equivalents
We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks and issuances of senior securities. Our primary use of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying OFS Advisor), (iii) debt service of any borrowings and (iv) cash distributions to the holders of our stock. Principal sources and uses of cash and liquidity are presented below:

	Years Ended December 31,		Period from December 8 (inception) through December 31, 2015
	2017	2016
Cash from net investment income	$158,528	$(25,840)	$—
Net purchases and origination of portfolio investments	(5,115,300)	—	—
Net cash used in operating activities	(4,956,772)	(25,840)	—
Proceed from issuances of common stock	10,426,740	1,000,150	—
Cash distributions paid	(184,737)	—	—
Net change in cash and cash equivalents	$5,285,231	$974,310	$—
We used $4,956,772 and $25,840 in cash from operating activities for the years ended December 31, 2017 and 2016, respectively. The increase in cash used in operations was primarily due to the funding of investments we purchased during 2017, approximately $608,000 of cash paid for professional fees, insurance, and general and administrative fees, approximately $313,000 of cash paid to OFS Advisor under the Administration Agreement. Net cash used in operating activities was reduced by aggregate expenses paid on our behalf under the Investment Advisory Agreement and limitation payments received under the Expense Support Agreement of $1,327,000 and $923,000 for the years ended December 31, 2017 and 2016, respectively, which was a significant source of our liquidity. Expense support and limitation under both the Investment Advisory Agreement and the Expense Support Agreement is cancelable at any time.
We raised net proceeds from our Offering of $10,426,740 and $1,000,150 during the years ended December 31, 2017 and 2016, respectively. The capital contributions for the year ended December 31, 2016, were from OFSAM for our initial capitalization.
Subsequent to December 31, 2017, we paid a $191,613 distribution to our common stockholders and sold an additional 148,475 shares of our common stock for net proceeds of $2,006,252.
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
In addition, as a BDC, we are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock (of which we had none at December 31, 2017), of at least 200%. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
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
Off-Balance Sheet Arrangements
OFS Advisor and its affiliates have incurred organizational and offering costs, and Contractual Issuer Expenses related to the Company of which $1,059,648 and $1,009,479 were unreimbursed as of December 31, 2017 and 2016, respectively. We remain conditionally liable for organization and offering costs incurred by OFS Advisor and its affiliates on our behalf. See “Item 8 – Financial Statements – Note 3. Transactions with the Advisers.”
OFS Advisor has provided operating expense support of $1,628,596 and $406,952 as of December 31, 2017 and 2016, respectively. We remain conditionally liable for operating expense support provided by OFS Advisor. See “Item 8 – Financial Statements – Note 3. Transactions with the Advisers.”

We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $566,964 of total unfunded commitments to two portfolio companies at December 31, 2017.
Distributions
We are taxed as a RIC under Subchapter M of the Code. Generally, a RIC is entitled to deduct dividends it pays to its stockholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, and taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual PIK interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest and dividends or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation, and amortization expense.
Our board of directors maintains a variable dividend policy with the objective of distributing four quarterly distributions in an amount not less than 90-100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, we may also pay an additional special dividend, or fifth dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities–Distributions". Our distributions for the year ended December 31, 2017 were comprised entirely of ordinary income.
The following table reflects the cash distributions per share that we declared on our common stock during the year ended December 31, 2017. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Amount Per Share	Cash Distribution
Year Ended December 31, 2017
January 31, 2017	January 31, 2017	April 21, 2017	$0.0875	$6,859
February 27, 2017	February 28, 2017, March 31, 2017	April 21, 2017	0.0875	14,857
April 25, 2017	April 28, 2017, May 31, 2017, June 30, 2017	July 14, 2017	0.0875	38,753
July 31, 2017	July 31, 2017, August 31, 2017, September 29, 2017	October 16, 2017	0.0875	124,268
October 31, 2017	October 31, 2017, November 27, 2017, December 26, 2017	January 15, 2018	0.0875	191,613
The above distributions were funded, in part, through the reimbursement of certain operating expenses by OFS Advisor under the Expense Support Agreement. The Expense Support Agreement is designed to ensure no portion of our distribution to stockholders will be paid from Offering proceeds, and will provide for expense reduction payments to us in any quarterly period in which our cumulative distributions to stockholders exceeds our cumulative ICTI and net realized gains. The Expense Support Agreement may be terminated by OFS Advisor, without payment of any penalty, with or without notice to us.
Recent Developments
On January 29, 2018, our Board declared a distribution of $0.0875 per common share, payable on April 16, 2018, to stockholders of record on each of January 29, 2018, February 26, 2018, and March 28, 2018.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of future funding and the valuation of our investment portfolio. As of December 31, 2017, 91% of our debt investments bore interest at floating interest rates and 9% of our debt investments bore interest at fixed rates, at fair value. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. A significant portion of our loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2017, all of our floating rate loans were based on a floating LIBOR (not subject to a floor).

Assuming that our balance sheet as of December 31, 2017, were to remain constant, and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Basis point increase	Interest income	Interest expense	Net increase
50	$29,271	$—	$29,271
100	52,622	—	52,622
150	75,974	—	75,974
200	99,326	—	99,326
250	122,677	—	122,677

Basis point decrease	Interest income	Interest expense	Net decrease
50	$(17,206)	$—	$(17,206)
100	(25,323)	—	(25,323)
150	(25,323)	—	(25,323)
200	(25,323)	—	(25,323)
250	(25,323)	—	(25,323)
Although we believe that the foregoing analysis is indicative of our net investment income sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio including the impact of prepayments, and other business developments, including future borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.
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

ITEM 8.    FINANCIAL STATEMENTS

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	67

Balance Sheets as of December 31, 2017 and 2016	68

Statements of Operations for the Years Ended December 31, 2017, 2016, and for the Period from December 8 (inception) through December 31, 2015	69

Statements of Changes in Net Assets for the Years Ended December 31, 2017, 2016, and for the Period from December 8 (inception) through December 31, 2015	70

Statements of Cash Flows for the Years Ended December 31, 2017, 2016, and for the Period from December 8 (inception) through December 31, 2015	71

Schedules of Investments as of December 31, 2017 and 2016	74

Notes to Financial Statements	75

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Hancock Park Corporate Income, Inc.
Chicago, Illinois
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Hancock Park Corporate Income, Inc. (the “Company”), including the schedules of investments, as of December 31, 2017 and 2016, the related statements of operations, changes in net assets and cash flows for the years ended December 31, 2017 and 2016, and for the period from December 8, 2015 (inception) to December 31, 2015, and the related notes to the financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations, changes in net assets and cash flows for the years ended December 31, 2017 and 2016, and for the period from December 8, 2015 (inception) to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017 and 2016 by correspondence with the custodian, loan agent, portfolio companies, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ BDO USA, LLP

Chicago, Illinois
March 30, 2018

We have served as the Company’s auditor since 2015.

Hancock Park Corporate Income, Inc.
Balance Sheets

	December 31,
	2017	2016
Assets:
Non-control/non-affiliate investments at fair value (amortized cost of $5,125,032 and $98,500, respectively)	$5,138,659	$98,652
Cash and cash equivalents	6,259,541	974,310
Interest receivable	49,930	647
Due from investment adviser under expense limitation agreements, net (see Note 3)	265,749	167,526
Deferred offering costs	—	2,427
Subscriptions receivable	—	58,200
Prepaid expenses and other assets	65,919	70,559
Total assets	$11,779,798	$1,372,321

Liabilities:
Administration fee payable	$150,976	$95,520
Payable for investment purchased	—	98,500
Accrued professional fees	159,516	123,808
Distribution payable	191,613	—
Other accrued expenses	7,661	9,466
Total liabilities	509,766	327,294

Commitments and contingencies ($2,688,244 and $1,416,431, respectively; see Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized as of December 31, 2017 and 2016; 845,700 and 74,084 shares issued and outstanding as of December 31, 2017 and 2016, respectively; 0 and 4,301 shares subscribed as of December 31, 2017 and 2016, respectively	846	78
Paid-in capital in excess of par	11,251,552	1,044,797
Accumulated undistributed net investment income	4,007	—
Accumulated net unrealized appreciation on investments	13,627	152
Total net assets	11,270,032	1,045,027

Total liabilities and net assets	$11,779,798	$1,372,321

Number of shares outstanding or subscribed	845,700	78,385
Net asset value per share	$13.33	$13.33

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Statements of Operations

	Years Ended December 31,		Period from December 8 (inception) through December 31, 2015
	2017	2016
Investment income
Interest income	$188,148	$993	$—
Payment-in-kind dividend income	4,007	—	—
Fee income	4,893	—	—
Total investment income	197,048	993	—

Operating expenses
Organization costs	—	321,818	65,057
Amortization of deferred offering costs	322,096	201,263	—
Contractual issuer expenses (see Notes 2 and 3)	54,854	174,368	4,595
Management fees	22,765	689	—
Administrative fees	368,901	145,440	—
Professional fees	416,012	165,417	—
Insurance expense	111,392	52,181	—
Other expenses	119,265	44,218	—
Total operating expenses	1,415,285	1,105,394	69,652
Less: Expense limitation under agreements with adviser (see Notes 2 and 3)	(1,437,575)	(1,090,926)	(69,652)
Net operating expenses	(22,290)	14,468	—

Net investment income (loss)	219,338	(13,475)	—

Net unrealized appreciation on non-control/non-affiliate investments	13,475	152	—

Net increase (decrease) in net assets resulting from operations	$232,813	$(13,323)	$—

Net investment income (loss) per common share - basic and diluted	$0.61	$(0.54)	$—
Net increase (decrease) in net assets resulting from operations per common share - basic and diluted	$0.65	$(0.53)	$—
Distributions declared per common share	1.05	—	—
Basic and diluted weighted average shares outstanding or subscribed	359,550	25,103	6

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Statements of Changes in Net Assets

	Years Ended December 31,		Period from December 8 (inception) through December 31, 2015
	2017	2016
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$219,338	$(13,475)	$—
Net unrealized appreciation on investments	13,475	152	—
Net increase (decrease) in net assets resulting from operations	232,813	(13,323)	—

Distributions to stockholders from:
Accumulated net investment income (see Note 7)	(376,350)	—	—
Total distributions to stockholders	(376,350)	—	—

Capital transactions:
Common stock issued or subscribed	10,368,542	1,058,200	150
Net increase in net assets resulting from capital transactions	10,368,542	1,058,200	150
Net increase in net assets	10,225,005	1,044,877	150
Net assets:
Beginning of year	1,045,027	150	—
End of year	$11,270,032	$1,045,027	$150
Accumulated undistributed net investment income	$4,007	$—	$—
Common stock activity:
Common stock outstanding, beginning of year	74,084	—	—
Common stock issued	771,616	74,084	—
Common stock subscribed, end of period	—	4,301	10
Common stock outstanding or subscribed at end of year	845,700	78,385	10
See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Statements of Cash Flows

	Years Ended December 31,		Period from December 8 (inception) through December 31, 2015
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$232,813	$(13,323)	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized appreciation on investments	(13,475)	(152)	—
Amortization of Net Loan Fees (Note 2)	(5,389)	—	—
Loan amendment fees collected	1,878	—	—
Amortization of deferred offering costs	10,463	1,619	—
Paid-in kind interest and dividend income	(6,219)	—	—
Deferral of offering costs reimbursed to adviser	(8,036)	(4,046)	—
Purchase of portfolio investments	(5,234,096)	—	—
Proceeds from principal payments on portfolio investments	118,796	—	—
Changes in operating assets and liabilities:
Interest receivable	(49,283)	(647)	—
Due from investment adviser under expense limitation agreements, net	(98,223)	(167,526)	—
Administrative fee payable	55,456	95,520	—
Accrued professional fees	35,708	123,803	—
Other assets and liabilities	2,835	(61,088)	—
Net cash used in operating activities	(4,956,772)	(25,840)	—

Cash flows from financing activities
Net proceeds from the issuance of common stock	10,426,740	1,000,150	—
Distributions paid to stockholders	(184,737)	—	—
Net cash provided by financing activities	10,242,003	1,000,150	—

Net increase in cash and cash equivalents	5,285,231	974,310	—
Cash and cash equivalents at beginning of period	974,310	—	—
Cash and cash equivalents at end of period	$6,259,541	$974,310	$—
Supplemental disclosure of cash flow information:
Organization and offering costs, and contractual issuer expenses paid by investment adviser and its affiliates (see Notes 2 and 3)	$279,582	$772,337	$111,780
Amortization of deferred offering costs limited by investment adviser (see Notes 2 and 3)	311,633	199,644	—

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Schedule of Investments
December 31, 2017

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
Aegis Acquisition, Inc.	Testing Laboratories
Senior Secured Loan		10.17%	(L +8.50%)	8/24/2021	$480,000	$473,120	$468,910	4.2%

BJ's Wholesale Club, Inc.	Warehouse Clubs and Supercenters
Senior Secured Loan		8.95%	(L +7.50%)	2/3/2025	468,306	455,924	457,964	4.1

Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (5)		9.28%	(L +7.25%)	8/23/2022	589,286	579,658	589,836	5.2
Senior Secured Loan (Revolver)		8.59%	(L +7.25%)	8/23/2022	13,393	12,647	13,468	0.1
Preferred Equity (26 units) 14% PIK						82,953	81,889	0.7
					602,679	675,258	685,193	6.0

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		10.98%	(L +9.50%)	5/8/2019	447,640	439,515	435,546	3.9

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		6.69%	(L +5.00%)	4/21/2024	24,875	24,651	25,128	0.2
Senior Secured Loan		10.69%	(L +9.00%)	4/21/2025	50,000	49,314	49,844	0.4
					74,875	73,965	74,972	0.6
DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		4.42%	(L +2.75%)	8/15/2024	99,750	99,277	99,773	0.9
Senior Secured Loan		8.42%	(L +7.00%)	8/15/2025	400,000	396,181	393,072	3.5
					499,750	495,458	492,845	4.4
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan		12.00% cash / 1.00% PIK	N/A	1/13/2023	464,712	456,254	459,278	4.1
Common Equity (3,750 units) (6)						37,500	40,581	0.4
					464,712	493,754	499,859	4.5
Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		10.45%	(L +8.75%)	6/30/2025	480,000	476,164	473,420	4.2

Hancock Park Corporate Income, Inc.
Schedule of Investments - Continued
December 31, 2017

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Rack Merger Sub Inc	Packaging Machinery Manufacturing
Senior Secured Loan		8.75%	(L +7.25%)	10/3/2022	$183,333	$179,071	$183,333	1.6%

Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		6.19%	(L +4.50%)	5/26/2023	70,818	70,177	70,159	0.6
Senior Secured Loan		10.19%	(L +8.50%)	11/26/2023	178,571	176,128	176,558	1.6
					249,389	246,305	246,717	2.2
The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		10.28%	(L +8.75%)	12/20/2022	500,000	492,541	496,271	4.4

TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Loan		9.32%	(L +7.75%)	11/6/2021	150,606	150,353	150,606	1.3

Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		5.64%	(L +4.00%)	4/21/2024	16,318	16,169	16,339	0.1
Senior Secured Loan		9.89%	(L +8.25%)	4/21/2025	453,456	457,435	456,684	4.1
					469,774	473,604	473,023	4.2
Total Investments					$5,071,064	$5,125,032	$5,138,659	45.6%

(1)	Equity ownership may be held in shares or units of companies affiliated with the portfolio company. As of December 31, 2017, all investments were non-control/non-affiliate investments.

(2)
All of the Company’s investments were qualifying assets under Section 55(a) of the 1940 Act as of the period end. Qualifying assets must represent at least 70% of the Company's assets, as defined under Section 55 of the 1940 Act, at the time of acquisition of any additional non-qualifying assets.

(3)
All investments that bear interest at a variable rate are indexed to LIBOR (L), which are reset monthly or quarterly. The Company has provided the spread over LIBOR and current interest rate in effect at December 31, 2017. All investments with a stated payment-in-kind ("PIK") rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(4)	Fair value was determined using significant unobservable inputs for all of the Company's investments. See Note 5 for further details.

(5)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The reported interest rate of 9.28% at December 31, 2017, includes additional interest of 0.69% per annum as specified under the contractual arrangement among the Company and the co‑lenders.

(6)	Non-income producing.

Hancock Park Corporate Income, Inc.
Schedule of Investments - Continued
December 31, 2017

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

(1)
The investment bears interest at a rate that may be determined by reference to LIBOR (L), which is reset monthly. This investment is also subject to a LIBOR interest rate floor; LIBOR was below the LIBOR interest rate floor at December 31, 2016. The Company has provided the spread over LIBOR and current interest rate in effect at December 31, 2016.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Note 1. Organization
Hancock Park Corporate Income, Inc. (the “Company”) is a Maryland corporation formed on December 8, 2015, as an externally managed, non-diversified, closed-end investment company. The Company has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act") and as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
The Company’s objective is to provide stockholders with current income and capital appreciation through its strategic investment focus primarily on debt investments and, to a lesser extent, equity investments primarily in middle-market companies principally in the United States. OFS Capital Management, LLC ("OFS Advisor") manages the day-to-day operations of, and provides investment advisory services to, the Company. OFS Advisor, an affiliate of the Company, a registered investment adviser, and a subsidiary of Orchard First Source Asset Management, LLC ("OFSAM"), serves as investment adviser to the Company, and Evolv Capital Advisors LLC ("Evolv"), a registered investment adviser, serves as subadviser to the Company. OFS Advisor also serves as the investment adviser to collateralized loan obligation ("CLO") funds and other assets, including OFS Capital Corporation ("OFS Capital"). OFS Capital is a publicly-traded BDC with an investment strategy similar to the Company's.
The Company intends to raise up to $200,000,000 through offering shares of its common stock to investors in a continuous offering (the “Offering”) in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the "Securities Act"). In addition, the Company and OFS Advisor have entered into a dealer manager agreement with International Assets Advisory, LLC (the "Dealer Manager"). Placement activities are conducted by the Dealer Manager and participating broker dealers who solicit subscriptions to purchase shares of the Company’s common stock. Fees and expenses paid pursuant to the Dealer Manager Agreement are paid in part by the Company and in part by OFS Advisor. On August 30, 2016, OFS Funding I, LLC ("Funding I"), a wholly-owned subsidiary of OFSAM and an affiliate of OFS Advisor, purchased 74,074 shares of the Company’s common stock in the Offering for gross proceeds of $1,000,000 (the "Minimum Offering Requirement"), or $13.50 per share. No selling commissions or dealer manager fees were paid in connection with this purchase.
Note 2. Summary of Significant Accounting Policies
Basis of presentation: The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"), including Accounting Standards Codification ("ASC") Topic 946, "Financial Services–Investment Companies" ("ASC Topic 946") and the requirements for reporting on Form 10-K, the 1940 Act, and Articles 6 of Regulation S-X. In the opinion of management, the financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation in accordance with GAAP. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.
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
Changes to the valuation policy are reviewed by management and the Company’s board of directors (the "Board"). As the Company’s investments change, markets change, new products develop, and valuation inputs become more or less observable, the Company will continue to refine its valuation methodologies.
See Note 5 for more detailed disclosures of the Company’s fair value measurements of its financial instruments.
Investment classification: The Company classifies its investments in accordance with the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in those companies in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of board representation, “Affiliate Investments” are defined as investments in those companies in which the Company owns between 5% and 25% of the voting securities, and “Non-Control/Non-Affiliate Investments” are those that neither qualify as Control Investments nor Affiliate Investments.

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
Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid investments not held for resale with original maturities of three months or less. The Company’s cash and cash equivalents are maintained with a member bank of the Federal Deposit Insurance Corporation ("FDIC") and at times, such balances may be in excess of the FDIC insurance limits. Included in cash and cash equivalents was $5,528,056 and $974,312 held in a US Bank Money Market Deposit Account as of December 31, 2017 and 2016, respectively.
Organization costs: Organization costs include, among other things, legal fees related to the organization of the Company, its related documents of organization, and its initial operating agreements; independent audit of the Company’s seed-stage financial statements; and expenses related to its election to be treated as a BDC. Organization costs are charged to expense as incurred. The investment advisory and management agreement between the Company and OFS Advisor, dated July 15, 2016 ("Investment Advisory Agreement") limits the Company's liability for, and recognition of, organization costs, as discussed below and in Note 3.
Offering costs: Offering costs include legal, accounting, printing and other expenses pertaining to the preparation of the Offering; the related dealer-manager agreement; and other underwriting expenses, which include permissible due diligence reimbursements to the dealer manager and participating broker-dealers. Offering costs are deferred until the continuous offering period commences and then amortized on a straight-line basis over twelve months from the date incurred. Amortization of deferred offering costs for the years ended December 31, 2017, 2016, and the period December 8 (inception) through December 31, 2015, was $322,096, $201,263 and $0, respectively. The Investment Advisory Agreement limits the Company's liability for offering costs, and the related amortization expense, as discussed below and in Note 3.
Deferred offering costs as of December 31, 2017 and 2016, are as follows:

	December 31,
	2017	2016
Total deferred offering costs	$88,146	$256,333
Deferred offering costs limitation under Investment Advisory Agreement (see below and Note 3)	(88,146)	(253,906)
Deferred offering costs recognized by the Company	$—	$2,427
Expense Limitation Agreements and Contractual Issuer Expenses: The Company benefits from two expense limitation agreements with OFS Advisor: (i) portions of the Investment Advisory Agreement, and (ii) expense support and conditional reimbursement agreement dated July 15, 2016, between the Company and OFS Advisor ("Expense Support Agreement"), which limits all other operating expenses.
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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Revenue recognition:
Interest income: Interest income is recorded on an accrual basis and reported as interest receivable until collected. Interest income is accrued daily based on the outstanding principal amount and the contractual terms of the debt investment. Certain of the Company’s investments contain a payment-in-kind interest income provision (“PIK interest”). The PIK interest, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash, and recorded as interest income, as applicable, on the statements of operations. The Company discontinues accrual of interest income, including PIK interest, when there is reasonable doubt that the interest income will be collected.
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
Dividend income: Dividend income on common stock, generally payable in cash, is recorded at the time dividends are declared. Dividend income on preferred equity investments is accrued daily based on the contractual terms of the preferred equity investment. Dividends on preferred equity securities may be payable in cash or in additional preferred securities, and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reported as dividend receivables until collected. Non-cash dividends payable in additional preferred securities or contractually earned but not declared (“PIK dividends”) are recognized at fair value and recorded as an adjustment to the cost basis of the investment.
Net realized and unrealized gain or loss on investments: Investment transactions are reported on a trade-date basis. Unsettled trades as of the balance sheet date are included in payable for investments purchased. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of the investment. Investments are valued at fair value as determined in good faith by Company management under the supervision and review of the Board. After recording all appropriate interest, dividend, and other income, some of which is recorded as an adjustment to the cost basis of the investment as described above, the Company reports changes in the fair value of investments as net changes in unrealized appreciation/depreciation on investments in the statements of operations.
Non-accrual loans: When there is reasonable doubt that principal, cash interest, or PIK interest, will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. When an investment is placed on non-accrual status, all interest previously accrued but not collected , other than PIK interest that has been contractually added to the adjusted cost basis of the investment prior to the designation date, is reversed against current period interest income. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest, and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal.
Income taxes: The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements, and timely distribute at least 90% of its investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses ("ICTI") to its stockholders.
Depending on the level of ICTI earned in a tax year, the Company may choose to retain ICTI in an amount less than that which would trigger U.S. federal income tax liability under Subchapter M of the Code. However, the Company would be liable for a 4% excise tax on such income. Excise tax liability is recognized when the Company determines its estimated current year annual ICTI exceeds estimated current year distributions.
The Company may utilize wholly owned holding companies taxed under Subchapter C of the Code ("Taxable Blockers") when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC. Taxable Blockers are consolidated in the Company’s GAAP financial statements and may result in current and deferred federal and state income tax expense with respect to income derived from those investments. Such income, net of applicable income taxes, is not included in the Company’s tax-basis net investment income until distributed by the Taxable Blocker, which

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

may result in timing and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses. Income tax expense from Taxable Blockers related to net investment income are included in general and administrative expenses, or the applicable net realized or unrealized gain (loss) line item from which the federal or state income tax originated for capital gains and losses. There were no Taxable Blockers as of December 31, 2017 and 2016.
The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater and undistributed ICTI, income and excise tax expense, and, if involving multiple years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions at December 31, 2017 and 2016. The current and prior two tax years generally remain subject to examination by U.S. federal and most state tax authorities.
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
New accounting standards: The following table discusses recently issued ASUs by the Financial Accounting Standards Board ("FASB") yet to be adopted by the Company:

Standard	Description	Effect of Adoption on the financial statements
Standards that are not yet adopted
ASU 2014-09, Revenue from Contracts with Customers
Supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five step process to achieve this core principle. The standard must be adopting using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures)

In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09, such that the guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company has completed its evaluation and has determined the adoption of ASC 201-09 on January 1, 2018 will not have a material impact to its financial statements.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Standard	Description	Effect of Adoption on the financial statements
Standards that are not yet adopted
ASU 2016-01, Financial Instruments – Overall
Modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value, and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC Topic 820, and as such these investments may be measured at cost

Annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is required to record its investments at fair value with changes in fair value recognized in net income in accordance with ASC Topic 946. Therefore, the adoption of ASU 2016-01 is not expected to have a material effect on the Company’s financial statements.

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

ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 620-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

Defines "insubstance nonfinancial asset", unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures.

The effective date and transition requirements are the same as the effective date and transition requirements for ASU 2014-09 and is not expected to have a material effect on the Company's financial statements.

ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities	Shortens the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. Securities held at a discount are to continue to be amortized to maturity.
Annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the ASU in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The adoption of ASU 2017-08 is not expected to have a material effect on the Company's financial statements.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Note 3. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to an Investment Advisory Agreement, which became effective on August 30, 2016, when the Company satisfied the Minimum Offering Requirement through the sale of 74,074 shares of the Company's common stock in the Offering for gross proceeds of $1,000,000 to Funding I, a wholly-owned subsidiary of OFSAM. As of December 31, 2017, OFSAM and its affiliates owned 8.8% of the Company's outstanding common stock. Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Company’s Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis. OFS Advisor is a subsidiary of OFSAM and a registered investment advisor under the Investment Advisers Act of 1940, as amended.
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
OFS Advisor receives fees for providing services, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.25% and based on the average value of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. On May 19, 2017, OFS Advisor agreed to permanently reduce the base management fee from 2.0% per annum to 1.25% per annum. The sub-adviser will continue to receive the amount of management fees allocated to it pursuant to the Investment Sub-Advisory Agreement, subject to the reduced base management fee.
The base management fee is payable quarterly in arrears and was $22,765, $689 and $0 for the years ended December 31, 2017, 2016, and for the period from December 8 (inception) through December 31, 2015, respectively.
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
Pre-incentive fee net investment income is expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter The incentive fee with respect to pre-incentive fee net income is 100.0% of the amount, if any, by which the pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 1.75% (which is 7.0% annualized) “hurdle rate” but is less than 2.1875% (or 8.75% annually), referred to as the “catch-up” provision, and 20.0% of the amount of pre-incentive fee net investment income, if any, that exceeds 2.1875%. The “catch-up” is meant to provide OFS Advisor with 20.0% of the pre-incentive fee net investment income as if a hurdle rate did not apply if pre-incentive fee net investment income exceeds 2.1875% in any calendar quarter.
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
The second part ("Part Two") of the incentive fee (the “Capital Gain Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and will equal 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis through the end of each calendar year,

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

computed net of all realized capital losses and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the Capital Gain Fee.
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
Offering costs incurred for the period from December 8 (inception) through December 31, 2015, and the year ended December 31, 2016, include $40,000 and $130,000, respectively, include consulting services incurred by OFS Advisor and paid to an affiliate of Evolv prior to their appointment as sub-adviser to the Company. On July 18, 2016, OFS Advisor and the affiliate of Evolv terminated their consulting agreement.
Administration Agreement: OFS Capital Services, LLC ("OFS Services"), a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to an administration agreement between the Company and OFS Services, dated July 15, 2016 ("Administration Agreement"). Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Amounts charged under the Administration Agreement exclude Contractual Issuer Expenses (as defined in the Expense Limitation Agreements section below)
Administrative fees were $368,901, $145,440 and $0 for the years ended December 31, 2017, 2016, and the period from December 8 (inception) through December 31, 2015, respectively.
Expense Limitation Agreements: OFS Advisor limits the Company's incurred expenses under two agreements: the Advisory Agreement, which contains provisions limiting organization and offering costs, and Contractual Issuer Expenses; and an Expense Support Agreement, which limits all other operating expenses. Expense limitations provided under the Advisory Agreement and Expense Support Agreement for the years ended December 31, 2017 and 2016, and period from December 8 (inception) through December 31, 2015, are presented below:

	Years Ended December 31,		Period from December 8 (inception) through December 31, 2015
	2017	2016
Organization and offering costs, and Contractual Issuer Expenses limitations under Investment Advisory Agreement	$215,931	$683,974	$69,652
Operating expense limitations under Expense Support Agreement	1,221,644	406,952	—
Total expense limitations under agreements with OFS Advisor	$1,437,575	$1,090,926	$69,652
As discussed below, the expense limitation provided under the Expense Support Agreement for the year ended December 31, 2016, was voluntary and at the discretion of OFS Advisor.
The Company is conditionally obligated at December 31, 2017 and 2016, to reimburse OFS Advisor for aggregate expense support provided since inception, as presented below:

	December 31,
	2017	2016
Unreimbursed costs under Investment Advisory Agreement:
Organization costs	$332,044	$378,535
Offering costs:
Unamortized as of balance sheet date	88,146	253,906
Amortized as of balance sheet date	409,933	199,211
Contractual Issuer Expenses	229,525	177,827
Total unreimbursed costs under Investment Advisory Agreement	1,059,648	1,009,479
Unreimbursed operating expense support under Expense Support Agreement	1,628,596	406,952
Total conditional reimbursement obligation under expense limitation agreements with OFS Advisor	$2,688,244	$1,416,431
At December 31, 2017, the Company was due $265,749 from OFS Advisor under the Expense Support Agreement, net of $12,635 owed for management fees and $37,995 owed under the reimbursement provisions of the Investment Advisory Agreement. The conditional reimbursement provisions of the Investment Advisory Agreement and Expense Support Agreement are discussed below.
Organization and offering costs, and Contractual Issuer Expense limitations: OFS Advisor and its affiliates have incurred aggregate organizational and offering costs, and Contractual Issuer Expenses related to the Company of $1,234,140 and $1,025,379 as of December 31, 2017 and 2016, respectively. The Company is conditionally liable for these costs under the terms of the Investment Advisory Agreement. Additionally, OFS Advisor and its affiliates expect to continue incurring offering costs on behalf of the Company throughout the Offering. OFS Advisor and its affiliates have paid an aggregate of $1,163,699 and $884,117 in cash for organizational and offering costs related to the Company as of December 31, 2017 and 2016, respectively. The Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all of the organization and offering costs paid by OFS Advisor and its affiliates have been recovered. Organization and offering expenses incurred by OFS Advisor or its affiliates will be eligible for reimbursement for three years from the date incurred. The Company has recognized aggregate liability for reimbursement of organizational and offering costs

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

to OFS Advisor of $174,492 and $900 as of December 31, 2017 and 2016, respectively. These liabilities are generally settled on a net basis with management fees and amounts due to or due from OFS Advisor under the Expense Limitation Agreement.
Unreimbursed organization and offering costs, and Contractual Issuer Expenses as of December 31, 2017 are summarized below based on the quarter in which the costs were incurred:

Period incurred
Period from December 8 (inception) through December 31, 2015	$35,489
Three months ended March 31, 2016	333,798
Three months ended June 30, 2016	268,183
Three months ended September 30, 2016	177,768
Three months ended December 31, 2016	35,649
Three months ended March 31, 2017	50,512
Three months ended June 30, 2017	35,369
Three months ended September 30, 2017	43,760
Three months ended December 31, 2017	79,120
Total unreimbursed organization and offering costs, and Contractual Issuer Expenses	$1,059,648
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
Expense Support Agreement: The Expense Support Agreement is designed to ensure no portion of the Company’s distribution to stockholders will be paid from its Offering proceeds, and provides for expense-reduction payments from OFS Advisor to the Company in any quarterly period in which the Company’s cumulative distributions to stockholders exceeds its cumulative distributable ordinary income and net realized gains ("Cumulative Taxable Income"). Cumulative distributions to stockholders may exceed Cumulative Taxable Income to the extent of cumulative tax-basis return-of-capital distributions received by the Company from its investments without resulting in an expense limitation payment from OFS Advisor. The Expense Support Agreement provides for conditional reimbursement of these payments by the Company to OFS Advisor, however, such liability shall only accrue (i) to the extent they do not cause the then-current annualized year-to-date and quarterly "Other Operating Expense Ratio" (defined below) to exceed such ratios for the annual and quarterly periods, respectively, for which the Company will reimburse OFS Advisor as presented in the table below, and (ii) if the then-current annualized rate of distribution per share equals or exceeds the annualized rate of distribution per share of the supported period for which the Company will reimburse OFS Advisor. The Other Operating Expense Ratio is defined as total operating expenses reported in the statement of operations excluding interest expense, management fees, incentive fees, organization cost, amortization of deferred offering costs, and Contractual Issuer Expenses as a percentage of net assets. Payments under the Expense Support Agreement will be eligible for reimbursement for three years from the date incurred.
OFS Advisor voluntarily agreed to provide expense support for operating expenses, excluding organization and operating expenses, which are separately supported under the Investment Advisory Agreement, incurred from inception through December 31, 2016, and to only seek reimbursement for such voluntary expense support in accordance with the Expense Support Agreement as if such expense support had been required by the Expense Support Agreement in connection with a distribution at an annualized rate of 7.0% per share.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Unreimbursed support for operating expenses provided under the Expense Support Agreement as of December 31, 2017, is summarized below:

		Other Operating Expense Ratio
Supported period	Amount of expense limitation	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share (1)
Three months ended September 30, 2016	$237,837	75.2%	102.7%	7.0%(2)
Three months ended December 31, 2016	169,115	64.3%	102.7%	7.0%(2)
Three months ended March 31, 2017	306,395	82.0%	18.1%	7.0%
Three months ended June 30, 2017	283,883	19.0%	18.1%	7.0%
Three months ended September 30, 2017	314,987	10.7%	18.1%	7.0%
Three months ended December 31, 2017	316,379	8.1%	18.1%	7.0%
Total unreimbursed operating expense limitations provided under Expense Support Agreement	$1,628,596

(1)
The annualized rate of distributions per share is expressed as a percentage equal to the annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular quarterly cash distribution per share as of such date without compounding), divided by our public offering price per share as of such date.

(2)	Agreed-upon annualized distribution rate per share for the purposes of determining reimbursement eligibility. No distribution was actually declared or paid from inception through December 31, 2016.
Note 4. Investments
As of December 31, 2017, the Company had loans to 13 portfolio companies, of which 91% were senior secured loans and 9% were subordinated loans, at fair value, as well as equity investments in two of these portfolio companies. At December 31, 2017, investments consisted of the following:

	Amortized Cost	Percentage of Net Assets	Fair Value	Percentage of Net Assets
Senior secured debt investments	$4,548,325	40.4%	$4,556,911	40.4%
Subordinated debt investments	456,254	4.0	459,278	4.1
Preferred equity	82,953	0.7	81,889	0.7
Common equity	37,500	0.3	40,581	0.4
Total	$5,125,032	45.4%	$5,138,659	45.6%
At December 31, 2017, all of the Company’s investments were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of:			Percentage of:
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Arts, Entertainment, and Recreation
All other amusement and recreation industries	$492,541	9.6%	4.4%	$496,271	9.7%	4.4%
Health Care and Social Assistance
Offices of Physicians, Mental Health Specialists	495,458	9.7	4.4	492,845	9.6	4.4
Finance and Insurance
Insurance Agencies and Brokerages	439,515	8.7	4.0	435,546	8.5	3.8
Professional, Scientific, and Technical Services

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

		Percentage of:			Percentage of:
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Computer Systems Design and Related Services	150,353	2.9	1.3	150,606	2.9	1.3
Testing Laboratories	473,120	9.2	4.2	468,910	9.1	4.2
Manufacturing
Commercial Printing (except Screen and Books)	246,305	4.8	2.2	246,717	4.8	2.2
Packaging Machinery Manufacturing	179,071	3.5	1.6	183,333	3.6	1.6
Truck Trailer Manufacturing	473,604	9.2	4.2	473,023	9.2	4.2
Other Services (except Public Administration)
Automotive Oil Change and Lubrication Shops	675,258	13.2	6.0	685,193	13.3	6.1
Public Administration
Other Justice, Public Order, and Safety Activities	73,965	1.4	0.7	74,972	1.5	0.7
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	476,164	9.3	4.2	473,420	9.2	4.2
Warehouse Clubs and Supercenters	455,924	8.9	4.0	457,964	8.9	4.1
Shoe Store	493,754	9.6	4.4	499,859	9.7	4.4
	$5,125,032	100.0%	45.6%	$5,138,659	100.0%	45.6%
Note 5. Fair Value of Financial Instruments
Investments
The Company’s investments are valued at fair value as determined in good faith by Company management under the supervision, and review and approval of the Board. These fair values are determined in accordance with a documented valuation policy and a consistently applied valuation process.

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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. All of the Company’s investments, which are measured at fair value, were categorized as Level 3 based upon the lowest level of significant input to the valuations. There were no transfers among Levels for the years ended December 31, 2017, 2016, and 2015.
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
In the absence of sufficient, actionable Indicative Prices or Transaction Prices, as an indication of fair value, and consistent with the policies and methodologies adopted by the Board, the Company performs detailed valuations of its debt and equity investments, including an analysis on the Company’s unfunded loan commitments, using both the market and income approaches as appropriate. There is no one methodology to estimate fair value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values. The Company may also engage one or more independent valuation firms(s) to conduct independent appraisals of its investments to develop the range of values, from which the Company derives a single estimate of value. Under the income approach, the Company typically prepares and analyzes discounted cash flow models to estimate the present value of future cash flows of either an individual debt investment or of the underlying portfolio company itself.
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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

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
The following table provides quantitative information about the Company's significant unobservable inputs used in the Company's valuation of Level 3 investments as of December 31, 2017 and December 31, 2016. In addition to the technique and input noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below is not intended to be exhaustive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at December 31, 2017 (1)	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$3,403,004	Discounted cash flow	Discount rate	5.45% - 14.65% (11.22%)
	457,964	Indicative Prices	Broker-dealers' quotes	N/A

Subordinated	459,278	Discounted cash flow	Discount rate	14.20% - 14.20% (14.20%)

Equity investments:
Preferred equity	81,889	Market approach	EBITDA multiples	8.95x - 8.95x (8.95x)
Common equity	40,581	Market approach	EBITDA multiples	7.90x - 7.90x (7.90x)

(1)	Excludes $695,943, of senior secured debt investments valued at a Transaction Price.

	Fair Value at December 31, 2016	Valuation techniques	Unobservable input	Range (Weighted average)
Senior secured loan	$98,652	Discounted cash flow	Discount rate	10.40%-10.40% (10.40%)
Changes in market credit spreads or the credit quality of the underlying portfolio company (both of which could impact the discount rate), as well as changes in EBITDA and/or EBITDA multiples, among other things, could have a significant impact on fair values, with the fair value of a particular debt investment susceptible to change in inverse relation to the changes in the discount rate. Changes in EBITDA and/or EBITDA multiples, as well as changes in the discount rate, could have a significant

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

impact on fair values, with the fair value of an equity investment susceptible to change in tandem with the changes in EBITDA and/or EBITDA multiples, and in inverse relation to changes in the discount rate. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.
The following tables present changes in the investments measured at fair value using Level 3 inputs for the year ended December 31, 2017 and 2016:

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Total
Level 3 assets, January 1, 2017	$98,652	$—	$—	$—	$98,652

Net unrealized appreciation on investments	8,431	3,024	(1,061)	3,081	13,475
Amortization of Net Loan Fees	4,596	791	—	—	5,387
Paid-in kind interest and dividend income	—	2,213	4,007	—	6,220
Proceeds from principal payments on portfolio investments	(118,796)	—	—	—	(118,796)
Purchase of portfolio investments	4,565,903	453,250	78,943	37,500	5,135,596
Amendment fees collected and other	(1,875)	—	—	$—	(1,875)
Level 3 assets, December 31, 2017	$4,556,911	$459,278	$81,889	$40,581	$5,138,659

Senior Secured Debt Investments
Level 3 assets, January 1, 2016	$—

Net unrealized appreciation on investments	152
Purchase of portfolio investments	98,500
Level 3 assets, December 31, 2016	$98,652
Net unrealized appreciation (appreciation) for the year ended December 31, 2017 and 2016 reported in the Company’s statements of operations attributable to the Company’s Level 3 assets held at period end was $13,475 and $0.
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
Other Financial Assets and Liabilities
ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments.
Note 6. Commitments and Contingencies
Unfunded commitments to the Company's portfolio companies as of December 31, 2017, were as follows:

Name of Portfolio Company	Investment Type	Amount
Carolina Lubes, Inc.	Senior Secured Revolver	$66,964
The Escape Game, LLC	Senior Secured Loan	500,000
		$566,964
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2017.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

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
Note 7. U.S. Federal Income Tax
The Company has elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain its status as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its ICTI, as defined by the Code. Additionally, to avoid a 4% U.S. federal excise tax on undistributed earnings the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no U.S. federal income tax. Maintenance of the Company's RIC status also requires adherence to certain source of income and asset diversification requirements. The Company has met the required distribution, source of income and asset diversification requirements and intends to continue to meet these requirements. Accordingly, there is no provision for U.S. federal income or excise taxes for the years ended December 31, 2017, 2016, and the period from December 8 (inception) through December 31, 2015.
The Company’s ICTI differs from the net increase (decrease) in net assets resulting from operations primarily due to differences in income recognition for PIK dividends, net unrealized appreciation (depreciation) of investments, and expense recognition related to organization costs, amortization of deferred offering costs, Contractual Issuer Expenses, and the related expense support under the Investment Advisory Agreement (together, "Net O&O Costs").
The distributions paid to stockholders during the year ended December 31, 2017 consisted entirely of ordinary income. There was no ICTI or distributions paid to stockholders during the year ended December 31, 2016, or the period December 8 (inception) through December 31, 2015.
There was no undistributed taxable income at December 31, 2017 and 2016.
The Company records reclassifications to its capital accounts related to permanent differences between the GAAP and tax treatment of Net O&O Costs; and temporary differences between GAAP and tax treatment of realized gains and losses, PIK dividends, and other temporary differences. Reclassifications for the years ended December 31, 2017, 2016, and the period from December 8 (inception) through December 31, 2015, were as follows:

	Years Ended December 31,		December 8 (inception) through December 31, 2015
	2017	2016
Paid-in capital in excess of par	$(161,019)	$(13,475)	$—
Accumulated undistributed net investment income	161,019	13,475	—
The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of December 31, 2017 and 2016, were as follows:

	December 31,
	2017	2016
Tax-basis amortized cost of investments	$5,121,025	$98,500
Tax-basis gross unrealized appreciation on investments	32,435	152
Tax-basis gross unrealized depreciation on investments	(14,801)	—
Tax-basis net unrealized appreciation on investments	17,634	152
Fair value of investments	$5,138,659	$98,652

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Note 8. Financial Highlights
The financial highlights for the Company since inception are as follows:

	Year Ended December 31,		December 8 (inception) through December 31, 2015
	2017	2016
Per share data:
Net asset value per share at beginning of period	$13.33	$15.00	$—
Distributions from ordinary income (1)	(1.05)	—	—
Net investment income (expense)	0.61	(0.54)	—
Net unrealized appreciation on non-control/non-affiliate investments	0.04	0.01	—
Issuance of common stock (2)	0.40	(1.14)	15.00
Net asset value per share at end of period	$13.33	$13.33	$15.00

Total return based on net asset value (3)	7.9%	(11.1)%	—%
Shares issued or subscribed at end of period	845,700	78,385	10
Weighted average shares issued or subscribed	359,550	25,103	6
Ratio/Supplemental Data
Average net asset value (4)	$5,621,403	$396,386	$85
Net asset value at end of period	$11,270,032	$1,045,027	$150
Net investment income (loss)	$219,338	$(13,475)	$—
Ratio of total operating expenses to average net assets	(0.4)%	3.6%	—%
Ratio of net investment income (loss) to average net assets	3.9%	(3.4)%	—%
Portfolio turnover (5)	6.4%	—%	—%

(1)	The per share data for distributions is the actual amount of distributions declared per share during the period.

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

(4)	Based on the average of the net asset value at the beginning of the indicated period and the end of each calendar quarter within the period indicated.

(5)	Portfolio turnover rate is calculated using the lesser of period-to-date sales and principal payments or period-to-date purchases over the average of the invested assets at fair value.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Note 9. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued in the Offering during the years ended December 31, 2017, 2016, and since inception:

	Year Ended December 31,				December 8, 2015 (inception) through December 31, 2017
	2017		2016
	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	771,616	$10,632,800	74,084	$1,000,150	845,700	$11,632,950
Commissions and dealer manager fees	—	(511,034)	—	—	—	(511,034)
Dealer manager fees paid by OFS Advisor	—	304,974	—	—	—	304,974
Net proceeds to the Company	771,616	$10,426,740	74,084	$1,000,150	845,700	$11,426,890
On May 19, 2017, OFS Advisor agreed to pay the dealer manager fee on subsequent sales of shares of our common stock in the Offering. Payments of dealer manager fees by OFS Advisor are not subject to reimbursement by the Company.
Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the year ended December 31, 2017. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Amount Per Share	Cash Distribution
Year Ended December 31, 2017
January 31, 2017	January 31, 2017	April 21, 2017	$0.0875	$6,859
February 27, 2017	February 28, 2017, March 31, 2017	April 21, 2017	0.0875	14,857
April 25, 2017	April 28, 2017, May 31, 2017, June 30, 2017	July 14, 2017	0.0875	38,753
July 31, 2017	July 31, 2017, August 31, 2017, September 29, 2017	October 16, 2017	0.0875	124,268
October 31, 2017	October 31, 2017, November 27, 2017, December 26, 2017	January 15, 2018	0.0875	191,613
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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Note 10. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$103,943	$70,168	$19,708	$3,229
Net investment income (loss)	140,779	87,242	(23,643)	14,960
Net unrealized gain (loss) on investments	17,198	(3,363)	(880)	520
Net increase (decrease) in net assets resulting from operations	157,977	83,897	(24,523)	15,480
Net increase (decrease) in net assets resulting from operations per share (1)	$0.22	$0.17	$(0.14)	$0.18
Net asset value per share (2)	$13.33	$13.32	$13.30	$13.32

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$993	$—	$—	$—
Net investment income (loss)	(1,832)	40,408	(52,050)	—
Net unrealized gain on investments	152	—	—	—
Net increase (decrease) in net assets resulting from operations	(1,679)	40,408	(52,050)	—
Net increase (decrease) in net assets resulting from operations per share (1)	$(0.02)	$1.57	$(5,205)	$—
Net asset value per share (2)	$13.33	$13.34	$(5,190)	$15.00

(1)	Based on weighted average shares outstanding for the respective period.

(2)	Based on shares outstanding at the end of the respective period.
Note 11. Subsequent Events Not Disclosed Elsewhere
On January 29, 2018, the Company's Board declared a distribution of $0.0875 per common share, payable on April 16, 2018, to stockholders of record on each of January 29, 2018, February 26, 2018, and March 28, 2018.
Subsequent to December 31, 2017, the Company sold an additional 148,475 common shares for net proceeds of $2,006,252.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with polices or procedures may deteriorate.
Our management (with the supervision and participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act), occurred during the fiscal quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Board of Directors
Under our charter, our directors are divided into three classes. Each class of directors holds office for a three year term. However, the initial members of the three classes have initial terms of one, two and three years respectively. At each annual meeting of our stockholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualified.
Information regarding our board of directors is as follows:

Name	Age	Position	Director Since	Expiration of Term
Interested Director:
Bilal Rashid	47	Director, Chairman, President and Chief Executive Officer	2015	2018
Independent Directors:
Robert J. Cresci	74	Director	2016	2019
Marc Abrams	72	Director	2016	2020
Executive Officers
Our executive officers hold their office until their successors are chosen and qualified, or until the earlier of the resignation or removal. Information regarding the Company’s executive officers who are not directors is as follows:

Name	Age	Position	Officer Since
Jeffrey A. Cerny	55	Chief Financial Officer and Treasurer	2016
Mukya S. Porter	43	Chief Compliance Officer	2017
Jeffery S. Owen	53	Chief Accounting Officer	2016
Tod K. Reichert	56	Corporate Secretary	2017
Biographical Information
The following is information concerning the business experience of our board of directors and executive officers. The directors have been divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in the 1940 Act.
Interested Director
Bilal Rashid is the Chairman of our board of directors, the Chief Executive Officer and President of the Company, and is the Chairman of the board of directors and the Chief Executive Officer of OFS Capital, Chairman of the Board, President, and Chief Executive Officer of OFS Credit Company, Inc. ("OFS Credit"), President and a Senior Managing Director of Orchard First Source Capital, Inc. (“OFSC”) and OFS Advisor, Chief Executive Officer at OFSAM and a member of the investment and executive committees of OFSAM and OFS Advisor. Prior to joining OFSC in 2008, Mr. Rashid was a managing director in the global markets and investment banking division at Merrill Lynch. Mr. Rashid has more than 20 years of experience in investment banking, debt capital markets and investing as it relates to structured credit and corporate credit. Over the years, he has advised and arranged financing for investment management companies and commercial finance companies including BDCs. Before joining Merrill Lynch in 2005, he was a vice president at Natixis Capital Markets, which he joined as part of a large team move from Canadian Imperial Bank of Commerce (“CIBC”). Prior to CIBC, he worked as an investment analyst in the project finance area at the International Finance Corporation, which is part of the World Bank. Prior to that, Mr. Rashid was a financial analyst at Lehman Brothers. Mr. Rashid has a B.S. in Electrical Engineering from Carnegie Mellon University and an MBA from Columbia University. Through his years of work in investment banking, capital markets and in sourcing, leading and managing investments, Mr. Rashid has developed expertise and skills that are relevant to understanding the risks and opportunities that the Company faces and which are critical to implementing our strategic goals and evaluating our operational performance.
Independent Directors
Robert J. Cresci has been a managing director of Pecks Management Partners Ltd., an investment management firm, since 1990. He currently serves on the boards of directors of j2 Global, Inc., Luminex Corporation, CIM Commercial Trust Corporation, Presbia PLC and OFS Capital. Mr. Cresci holds an undergraduate degree in Engineering from the United States Military Academy at West Point and holds a M.B.A. in Finance from the Columbia University Graduate School of Business. By virtue of his time with Pecks Management Partners and the other business entities mentioned, Mr. Cresci brings to our board of directors his broad expertise and experience in investment strategies, accounting issues, and public company matters. His experience on the board of directors of other public companies and his insight on financial and operational issues are particularly valuable to our board of directors.
Marc Abrams is the founder and former leader of the public company business sector of SingerLewak LLP, a certified public accounting firm founded in 1995. He has over 40 years of public accounting experience. Mr. Abrams’ expertise includes audits of publicly held companies, initial public offerings, private offerings, corporate reorganizations and acquisitions, evaluating business plans and litigation support. Additionally, Mr. Abrams’ broad practice includes expertise in several industries including technology, life sciences, real estate, retail and franchise, hotels and casinos, and manufacturing. He currently serves on the board of directors of OFS Capital and previously served on the board of UnifiedOnline, Inc. (f/k/a IceWEB, Inc.). Mr. Abrams graduated from American University in 1967 with a Bachelor of Science in Accounting. Through 2011, he was an active member of AICPA, the California Society of CPAs and the Los Angeles Venture Association. Mr. Abrams brings to our board of directors extensive accounting experience and expertise, which is invaluable to our company. His knowledge of accounting principles, financial reporting rules and regulations, the evaluation of financial results and the oversight of the financial reporting process makes him an asset to our board of directors.
Executive Officers Who Are Not Directors
Jeffrey A. Cerny serves as the Chief Financial Officer and Treasurer of the Company and is a director, the Chief Financial Officer, and Treasurer of OFS Capital. Mr. Cerny also serves as a Senior Managing Director of OFS Advisor and OFSC, as a Vice President of OFSAM, and as a member of OFSAM’s investment and executive committees. Mr. Cerny oversees the finance and accounting functions of OFS Capital as well as underwriting, credit monitoring and CLO portfolio compliance for OFS Advisor’s syndicated senior loan business. Prior to joining OFSC in 1999, Mr. Cerny held various positions at Sanwa Business Credit Corporation, American National Bank and Trust Company of Chicago and Charter Bank Group, a multi-bank holding company. Mr. Cerny holds a B.S. in Finance from Northern Illinois University, a Masters of Management in Finance and Economics from Northwestern University’s J.L. Kellogg School of Management, and a J.D. from DePaul University’s School of Law.
Mukya S. Porter serves as the Chief Compliance Officer of the Company and is the Chief Compliance Officer of OFS Capital, OFS Credit, OFSC, and OFS Advisor, in which capacity she oversees the compliance and risk management functions. Previously, Ms. Porter served as Deputy Chief Compliance Officer and General Counsel-Compliance of CIM Group, having joined the firm in August 2016 and assumed responsibility for management of the day-to-day responsibilities of CIM’s compliance program. From June 2012 to August 2016, Ms. Porter served as a Senior Vice President of Compliance at Oaktree Capital Management, an alternative investment adviser, where she was responsible for oversight of the firm’s code of ethics program and the day-to-day management of an affiliated limited-purpose broker dealer. Prior to Oaktree, Ms. Porter held the position of Vice President and Senior Compliance Officer at Pacific Investment Management Company (“PIMCO”) from 2010 to 2012 and prior to that, from 2004 to 2010, worked, first, as a Vice President in the Legal department at Morgan Stanley Global Wealth Management and, subsequently, as a Vice President of Compliance at Morgan Stanley Investment Management. Ms. Porter received a Bachelor of Science degree, magna cum laude, in Biology from Howard University in 1996 and a J.D. from the University of California, Berkeley School of Law in 2001.
Jeffery S. Owen serves as the Chief Accounting Officer of the Company and is the Chief Accounting Officer of OFS Capital and OFS Credit, and the Controller and Treasurer of OFS Advisor and OFSC. Mr. Owen has over 25 years of experience in public and private accounting. Prior to joining OFSC in November of 2015, Mr. Owen served as Senior Vice President of Corporate Accounting for Northern Trust Corporation. Before joining Northern Trust Corporation in 2010, he held various positions at Aon Corporation, Web Street, Inc., CNA Financial Corporation, and Ernst & Young LLP, a national public accounting firm. Mr. Owen holds a Bachelor of Accountancy from the University of Oklahoma and a Masters of Business

Administration, cum laude, from The University of Chicago Graduate School of Business. Mr. Owen is also a Certified Public Accountant and a CFA charterholder.
Tod K. Reichert currently serves as our Corporate Secretary and as the Corporate Secretary of OFS Capital and OFS Credit, and as Managing Director, Legal and Administration and General Counsel of OFS Advisor, in which capacity he oversees the legal and administration functions of the firm. Mr. Reichert has over 20 years of experience as a strategic business partner, providing advice on general corporate governance and transactional matters, with a focus on securities laws, compliance, corporate finance, debt and equity investments, and mergers and acquisitions. Prior to joining OFS Advisor, Mr. Reichert served as General Counsel, Chief Compliance Officer and Corporate Secretary of MCG Capital Corporation (Nasdaq: MCGC), managing the legal and compliance departments, overseeing complex litigation, and providing securities law, disclosure and transactional advice to the Board of Directors and senior management team, while serving as a member of the MCG credit committee and SBIC investment committee. Prior to joining MCG, Mr. Reichert worked as an attorney in private practice in New York, Princeton and Boston. Mr. Reichert received his J.D. from the Rutgers University School of Law - Newark and his BFA from the University of North Carolina.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2017, all such reports were filed timely.
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
Audit Committee. The Audit Committee operates pursuant to a charter approved by our board of directors. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist our board of directors in selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefor), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The Audit Committee is composed of Messrs. Abrams and Cresci, both of whom are considered independent for purposes of the 1940 Act. Mr. Abrams serves as the chair of the Audit Committee. Each of Messrs. Abrams and Cresci qualify as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the Audit Committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of OFS Advisor as defined in Section 2(a) (19) of the 1940 Act.
A charter of the Audit Committee is available in print to any stockholder who requests it and it is also available on the Company’s website.
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
The Nominating and Corporate Governance Committee will consider nominees to our board of directors recommended by a stockholder, if such stockholder complies with the advance notice provisions of our bylaws. Our bylaws provide that a stockholder who wishes to nominate a person for election as a director at a meeting of stockholders must deliver written notice to our Corporate Secretary. This notice must contain, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act, and certain other information set forth in the bylaws. In order to be eligible to be a nominee for election as a director by a stockholder, such potential nominee must deliver to our Corporate Secretary a written questionnaire providing the requested information about the background and qualifications of such person and a written representation and agreement that such person is not and will not become a party to any voting agreements, any agreement or understanding with any person with respect to any compensation or indemnification in connection with service on our board of directors, and would be in compliance with all of our publicly disclosed corporate governance, conflict of interest, confidentiality and stock ownership and trading policies and guidelines.
A charter of the Nominating and Corporate Governance Committee is available in print to any stockholder who requests it, and it is also available on the Company’s website.
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
The Sub-Adviser
Evolv Capital Advisors, LLC, our sub-adviser, is a Delaware limited liability company that to provides financial and investment advice and consulting services to issuer clients. These services will be provided as contemplated under the Investment Sub-Advisory Agreement between us, OFS Advisor and Evolv. Evolv isa registered investment adviser under the Advisers Act.
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
Information regarding the Middle-Market Investment Committee is as follows:

Name	Age	Position
Richard S. Ressler	59	Chairman of OFSAM, Chairman of Advisor Investment Committees
Jeffrey A. Cerny	55	Senior Managing Director of OFSC and OFS Advisor
Mark S. Hauser	60	Senior Managing Director of OFSC and OFS Advisor
Bilal Rashid	47	Senior Managing Director of OFSC and OFS Advisor
Biographical information regarding members of the Investment Committee who are not directors or executive officers of the Company is as follows:
Richard S. Ressler is the founder and President of Orchard Capital Corp. ("Orchard Capital"), a firm through which Mr. Ressler oversees companies in which Orchard Capital or its affiliates invest. Through his affiliation with Orchard Capital, Mr. Ressler serves in various senior capacities with, among others, CIM Group, LLC (together with its controlled affiliates, "CIM"), a vertically-integrated owner and operator of real assets, Orchard First Source Asset Management (together with its controlled affiliates, "OFSAM"), a full-service provider of capital and leveraged  finance solutions to U.S. corporations, and OCV Management, LLC (“OCV”), an investor, owner and operator of  technology companies. Mr. Ressler also serves as a board member for various public and private companies in which Orchard Capital or its affiliates invest, including as chairman of j2 Global, Inc. (NASDAQ "JCOM"), director of Presbia PLC (NASDAQ “LENS”), and chairman of CIM Commercial Trust Corporation (NASDAQ “CMCT”). Mr. Ressler served as Chairman and CEO of JCOM from 1997 to 2000 and, through an agreement with Orchard Capital, currently serves as its non-executive Chairman. Mr. Ressler has served as a director of LENS since January 2015 and as chairman of CMCT since 2014.
Mr. Ressler co-founded CIM in 1994 and, through an agreement with Orchard Capital, chairs its executive, investment, allocation and asset management committees and serves on its credit committee.  CIM Investment Advisors, LLC, an affiliate of CIM, is registered with the United States Securities and Exchange Commission as a registered investment adviser.
 Mr. Ressler co-founded the predecessor of OFSAM in 2001 and, through an agreement with Orchard Capital, chairs its executive committee.  OFS Capital Management, LLC, an affiliate of OFSAM, is registered with the United States Securities and Exchange Commission as a registered investment adviser.

 Mr. Ressler co-founded OCV in 2016 and, through an agreement with Orchard Capital, chairs its executive committee. OCV is a relying adviser of OFS Capital Management, LLC.
Prior to founding Orchard Capital, from 1988 until 1994, Mr. Ressler served as Vice Chairman of Brooke Group Limited, the predecessor of Vector Group, Ltd. (NYSE "VGR") and served in various executive capacities at VGR and its subsidiaries. Prior to VGR, Mr. Ressler was with Drexel Burnham Lambert, Inc., where he focused on merger and acquisition transactions and the financing needs of middle-market companies. Mr. Ressler began his career in 1983 with Cravath, Swaine and Moore, working on public offerings, private placements, and merger and acquisition transactions. Mr. Ressler holds a B.A. from Brown University, and J.D. and M.B.A. degrees from Columbia University.
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
Compensation of Executive Officers
None of our officers receive direct compensation from us. Our officers, including our chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and corporate secretary are paid by OFSC, subject to reimbursement by us, pursuant to the Administration Agreement, for an allocable portion of such compensation for services rendered by such persons to us. To the extent that OFS Services outsources any of its functions under the Administration Agreement, we pay the fees associated with such functions on a direct basis without profit to OFS Services. See “Item 1. Business–Administration Agreement.”
Compensation of Directors
Our independent directors are entitled to receive annual cash retainer fees, determined based on our net assets as of the end of each fiscal quarter. In addition, our independent directors receive an additional annual fee for serving on one or more committees of our board of directors. Amounts payable under this arrangement are determined and paid quarterly in arrears as follows:

Net Asset Value	Annual Cash Retainer	Annual Committee Retainer (regardless of the number of committees the independent director serves on)
$0 to $50 million	$10,000	$2,500
$50 million to $100 million	$20,000	$2,500
Greater than $100 million	$30,000	$2,500

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The following table sets forth, as of March 30, 2018, the beneficial ownership of the nominee for director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 994,175 shares of common stock outstanding as of March 30, 2018.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon information furnished by the Company’s transfer agent and other information obtained from such persons, if available.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percentage of Class
Orchard First Source Asset Management, LLC and Subsidiaries(1)	74,084	7.5%
Mark and Dorothy Willingham, 1800 Bering Dr., Houston, TX 77057	69,086	6.9%
Thomas and Jennifer Thomasson, 201 Milwaukee St., Denver, CO 80206	62,963	6.3%
Interested Director
Bilal Rashid	None	None
Independent Directors
Marc Abrams	None	None
Robert J. Cresci	None	None
Officers Who Are Not Directors
Jeffrey A. Cerny	None	None
Jeffery S. Owen	None	None
Mukya S. Porter	None	None
(1) OFSAM owns 10 shares and Funding I, a wholly-owned subsidiary of OFSAM, owns 74,074 shares. OFSAM is owned by Bilal Rashid, Jeffrey A. Cerny and other officers of OFS Advisor, the Company’s investment adviser, and its affiliates. OFSAM votes its shares of the Company’s stock as determined by OFSAM’s Executive Committee, which is comprised of Richard Ressler and Mark Hauser, as well as Messrs. Rashid and Cerny. Neither of Messrs. Rashid or Cerny is a beneficial owner of the Company’s shares held by OFSAM for purposes of Section 13(d).
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
Relationship with OFS Advisor and Potential Conflicts of Interest
OFS Advisor and its affiliates manage other assets including those of other BDCs and CLO funds, and may manage other entities in the future, and these other funds and entities may have similar or overlapping investment strategies. Our executive officers, directors and members of the Middle-Market Investment Committee serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by OFS Advisor or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, OFS Advisor, currently serves as the investment adviser to OFS Capital, a publicly-traded BDC, that invests in senior secured loans of middle-market companies in the United States, similar to those we target for investment, including first-lien, second-lien and unitranche loans as well as subordinated loans and, to a lesser extent, warrants and other equity securities. Therefore, many investment opportunities will satisfy the investment criteria for both OFS Capital and us. OFS Capital operates as a distinct and separate public company and any investment in our common stock will not be an investment in OFS Capital. In addition, our executive officers and both of our independent directors serve in substantially similar capacities for OFS Capital. Similarly, OFS Advisor and/or its affiliates may have other clients with, similar, different or competing investment objectives. In serving in these multiple capacities, our executive officers and directors, OFS Advisor and/or its affiliates, and members of the Middle-Market Investment Committee may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. As a result, we may not be given the opportunity to participate in certain investments made by investment funds, accounts or other investment vehicles managed by OFSAM and its other affiliates or by members of the Middle-Market Investment Committee. However, in order to fulfill its fiduciary duties to its clients, OFS Advisor intends to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with its allocation policy, investment objective and strategies so that we are not disadvantaged in relation to any other client. Furthermore, an affiliate of OFS Advisor owns $1 million of shares of our common stock. See “Item 1A. Risk Factors–We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients.”
OFS Advisor, OFSAM and their other affiliates have both subjective and objective procedures and policies in place designed to manage the potential conflicts of interest between OFS Advisor’s fiduciary obligations to us and its similar fiduciary obligations to other clients. For example, such policies and procedures are designed to ensure that investment opportunities are allocated in a fair and equitable manner among us OFS Advisor’s other clients. An investment opportunity that is suitable for multiple clients of OFS Advisor and its affiliates may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act.
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
We may co-invest on a concurrent basis with OFS Advisor and its affiliates, unless doing so is impermissible under existing regulatory guidance, applicable regulations and OFS Advisor’s allocation policy. On October 12, 2016, we received exemptive relief from the SEC to permit us to co-invest in portfolio companies with certain other funds managed by OFS Advisor (“Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are generally permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of OFS Capital and/or other portfolio funds established by the Adviser that could avail themselves of the exemptive relief.
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
We entered into the Expense Support Agreement, pursuant to which OFS Advisor will pay to us a portion of our operating Expenses (an “Expense Support Payment”) for each quarter in which we declare a distribution to our stockholders. OFS Advisor will not be entitled to reimbursement if our distribution rate is lower than the distribution rate made at the time the expenses were reimbursed or if the other operating expense ratio at the time of reimbursement exceeds the expense ratio that was in effect at the time the expenses were reimbursed. For this purpose, “other operating expenses” means all of our operating expenses, excluding organizational and offering expenses, base management fees and incentive fees, distribution and stockholder servicing fees, financing fees and interest, and brokerage commissions and extraordinary expenses. In addition, our obligation to reimburse each Expense Support Payment will terminate three years from the end of the fiscal year in which such Expense Support Payment is made. The Expense Support Agreement may be terminated by OFS Advisor, without payment of any penalty, upon written notice to us. In addition, the Expense Support Agreement will automatically terminate in the event of (i) our termination of the Investment Advisory Agreement, or (ii) our dissolution or liquidation. The expense reimbursement may not be made for the purpose or effect of increasing the amount of the incentive fee to be paid by the Company to OFS Advisor.
Relationship with Sub-Adviser and Potential Conflicts of Interest
Evolv and its affiliates may advise other funds and entities that have similar or overlapping investment strategies to ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. Evolv intends to resolve any such conflicts of interest fairly and equitably; however, not all conflicts of interest can be expected to be resolved in our favor. Certain registered representatives of Evolv are also representatives of the broker-dealer in the private offering. Such registered representatives may face conflicts of interest as a result and may have an incentive to influence OFS Advisor and Evolv to select investments that may not be in our best interest.
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
The following table presents fees incurred by the Company for the years ended December 31, 2017 and 2016 for professional services rendered by the Company’s principal accounting firm, BDO USA, LLP ("BDO").

	Year ended December 31,
	2017 (1)	2016
Audit Fees	196,040	193,928
Audit-Related Fees	—	—
Tax Fees	9,500	6,750
All Other Fees	—	—
Total Fees	$205,540	$200,678

(1)	Includes estimated billings for fiscal year 2017.
Audit Fees. Audit fees consist of fees billed, including out-of-pocket expenses, for professional services rendered for the audit of our year-end financial statements, 10-Q reviews, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
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
The Company’s Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent auditors for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment adviser and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which BDO billed or has yet to bill the Company for the fiscal year ended December 31, 2017, were pre-approved by the Audit Committee.

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

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
3.1	Articles of Incorporation	Form 10 (000-55552)	December 21, 2015

3.2	Form of Articles of Amendment and Restatement	Form 10 (000-55552)	February 8, 2016

3.3	First Amended and Restated Bylaws of Hancock Park Corporate Income, Inc.	8-K (814-001185)	August 24, 2017

10.1	Form of Investment Advisory and Management Agreement	Form 10 (000-55552)	July 6, 2016

10.2	Form of Investment Sub-Advisory Agreement	Form 10 (000-55552)	July 6, 2016

10.3	Form of Administration Agreement	Form 10 (000-55552)	June 6, 2016

10.4	Custody Agreement by and between the Registrant and U.S. Bank National Association	Form 10 (000-55552)	June 6, 2016

10.5	Form of Indemnification Agreement	Form 10 (000-55552)	February 8, 2016

10.6	Form of Expense Support and Conditional Reimbursement Agreement	Form 10 (000-55552)	June 6, 2016

11.1	Computation of earnings per share			+

14.1	Hancock Park Corporate Income, Inc. Code of Ethics	10-Q (814-01185)	November 13, 2017

14.2	Hancock Park Corporate Income, Inc. Code of Business Conduct	10-Q (814-01185)	November 13, 2017

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			*

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			*

*	Filed herewith.
+	Included in statement of operations contained in this report

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK PARK CORPORATE INCOME, INC.

Date: March 30, 2018	/s/ Bilal Rashid
Bilal Rashid Chief Executive Officer, President and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 30, 2018	/s/ Bilal Rashid
Bilal Rashid, President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 30, 2018	/s/ Marc Abrams
Marc Abrams, Director

Date: March 30, 2018	/s/ Robert J. Cresci
Robert J. Cresci, Director

Date: March 30, 2018	/s/ Jeffrey A. Cerny
Jeffrey A. Cerny, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 30, 2018	/s/ Jeff Owen
Jeff Owen, Chief Accounting Officer (Principal Accounting Officer)