Form 10-Q
period 2018-03-31
Hancock Park Corporate Income, Inc.
filed 2018-05-15
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 14, 2018 was 1,098,798.

HANCOCK PARK CORPORATE INCOME, INC.

Defined Terms
We have used "we," "us," "our," "our company," and "the Company" to refer to Hancock Park Corporate Income, Inc. in this report. We also have used several other terms in this report, which are explained or defined below:

1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration agreement between the Company and OFS Services, dated July 15, 2016
Advisers Act	The Investment Advisers Act of 1940
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the FASB
ASC Topic 820	ASC Topic 820, "Fair Value Measurement"
ASC Topic 946	ASC Topic 946, "Financial Services—Investment Companies"
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Contractual Issuer Expenses	Salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in offering and other contractually-defined activities
Dealer Manager	International Assets Advisory, LLC
Dealer Manager Agreement	Broker dealer management agreement dated August 1, 2016 between the Company, OFS Advisor and Dealer Manager
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
Evolv	Evolv Capital Advisors LLC, a registered investment adviser under the Advisers Act, and sub-adviser to the Company
Expense Support Agreement	Expense support and conditional reimbursement agreement dated July 15, 2016, between the Company and OFS Advisor
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Funding I	OFS Funding I, LLC, a wholly-owned subsidiary of OFSAM and an affiliate of OFS Advisor
GAAP	Accounting principles generally accepted in the United States
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Investment Advisory Agreement	Investment advisory and management agreement between the Company and OFS Advisor, dated July 15, 2016
Investment Sub-Advisory Agreement	Investment sub-advisory agreement between the Company, OFS Advisor, and Evolv, dated July 15, 2016
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock
OFS Advisor	OFS Capital Management, LLC, a wholly-owned subsidiary of OFSAM and registered investment advisor under the Advisers Act
OFSC	Orchard First Source Capital, Inc., a wholly owned subsidiary of OFSAM
OFS Capital	OFS Capital Corporation
OFS Services	OFS Capital Services, LLC, a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations
PIK	Payment-in-kind. PIK interest and dividends are paid in the form of additional loan principal or preferred securities.

RIC	Regulated investment company under the Code
SBCAA	Small Business Credit Availability Act
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933, as amended

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our ability and experience operating a BDC or maintaining our qualification as a RIC under the Code;

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	the ability of OFS Advisor, to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM;

•	constraint on investments due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	the use of borrowed money to finance a portion of our investments;

•	competition for investment opportunities;

•	our ability to raise debt or equity capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations, including the ability to incur additional leverage under the Small Business Credit Availability Act
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
We have based the forward-looking statements on information available to us on the date of this Quarterly Report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we may file with the SEC in the future, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this Quarterly Report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
The following should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Hancock Park Corporate Income, Inc.
Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
Assets:
Non-control/non-affiliate investments at fair value (amortized cost of $8,974,981 and $5,125,032 respectively)	$9,011,018	$5,138,659
Cash and cash equivalents	3,635,695	6,259,541
Interest receivable	67,605	49,930
Due from investment adviser under expense limitation agreements, net (see Note 3)	581,568	265,749
Subscriptions receivable	595,802	—
Prepaid expenses and other assets	46,288	65,919
Total assets	$13,937,976	$11,779,798

Liabilities:
Administrative fee payable	$315,306	$150,976
Accrued professional fees	107,285	159,516
Distribution payable	234,074	191,613
Other accrued expenses	16,874	7,661
Total liabilities	673,539	509,766

Commitments and contingencies ($3,665,531 and $3,255,208, respectively; see Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized as of March 31, 2018, and December 31, 2017; 950,102 and 845,700 shares issued and outstanding as of March 31, 2018, and December 31, 2017, respectively; 44,074 and -0- shares subscribed as of March 31, 2018, and December 31, 2017, respectively	994	846
Paid-in capital in excess of par	13,221,754	11,251,552
Accumulated undistributed net investment income	5,652	4,007
Accumulated net unrealized appreciation on investments	36,037	13,627
Total net assets	13,264,437	11,270,032

Total liabilities and net assets	$13,937,976	$11,779,798

Number of shares outstanding or subscribed	994,175	845,700
Net asset value per share	$13.34	$13.33

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Statement of Operations (unaudited)

	Three Months Ended March 31,
	2018	2017
Investment income
Interest income	$190,173	$3,229
Payment-in-kind dividend income	2,502	—
Fee income	665	—
Total investment income	193,340	3,229

Operating expenses
Amortization of deferred offering costs	37,834	118,910
Contractual issuer expenses (see Note 3)	3,751	14,306
Management fees	22,468	1,164
Administrative fees	164,330	67,668
Professional fees	82,442	171,428
Insurance expense	18,198	28,463
Transfer agent fees	23,580	8,194
Other expenses	17,293	10,990
Total operating expenses	369,896	421,123
Less: Expense limitation under agreements with adviser (see Note 3)	(379,873)	(432,854)
Net operating expenses	(9,977)	(11,731)

Net investment income	203,317	14,960

Net unrealized appreciation on non-control/non-affiliate investments	22,410	520

Net increase in net assets resulting from operations	$225,727	$15,480

Net investment income per common share – basic and diluted	$0.23	$0.17
Net increase in net assets resulting from operations per common share – basic and diluted	$0.25	$0.18
Distributions declared per common share	$0.26	$0.18
Basic and diluted weighted average shares outstanding or subscribed	894,434	85,687

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Statement of Changes in Net Assets (unaudited)

	Three Months Ended March 31,
	2018	2017
Increase in net assets resulting from operations:
Net investment income	$203,317	$14,960
Net unrealized appreciation on investments	22,410	520
Net increase in net assets resulting from operations	225,727	15,480

Distributions to stockholders from:
Accumulated net investment income (see Note 7)	(234,074)	(21,716)
Total distributions to stockholders	(234,074)	(21,716)

Capital transactions:
Common stock issued or subscribed	2,002,752	379,041
Net increase in net assets resulting from capital transactions	2,002,752	379,041
Net increase in net assets	1,994,405	372,805

Net assets:
Beginning of period	11,270,032	1,045,027
End of period	$13,264,437	$1,417,832

Common stock activity:
Common stock outstanding, beginning of period	845,700	74,084
Common stock issued	104,401	17,187
Common stock subscribed, end of period	44,074	15,161
Common stock outstanding or subscribed at end of period	994,175	106,432

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Statement of Cash Flows (unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$225,727	$15,480
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized appreciation on investments	(22,410)	(520)
Amortization of Net Loan Fees and discounts on investments	(7,179)	(38)
Amortization of deferred offering costs	—	1,321
Paid-in-kind interest and dividend income	(6,858)	—
Deferral of offering costs reimbursed to adviser	—	(670)
Purchase of portfolio investments	(4,811,343)	(98,500)
Proceeds from principal payments on portfolio investments	961,180	—
Redemption of equity securities	14,251	—
Changes in operating assets and liabilities:
Interest receivable	(17,675)	197
Due from investment adviser under expense limitation agreements, net	(315,819)	(131,600)
Administrative fee payable	164,330	(2,011)
Other assets and liabilities	(23,387)	110,492
Net cash used in operating activities	(3,839,183)	(105,849)

Cash flows from financing activities
Net proceeds from issuance of common stock	1,406,950	232,401
Distributions paid to stockholders	(191,613)	—
Net cash provided by financing activities	1,215,337	232,401

Net increase (decrease) in cash and cash equivalents	(2,623,846)	126,552
Cash and cash equivalents at beginning of period	6,259,541	974,310
Cash and cash equivalents at end of period	$3,635,695	$1,100,862

Supplemental disclosure of cash flow information:
Organization and offering costs, and contractual issuer expenses paid by investment adviser and its affiliates (see Note 3)	$84,646	$67,005
Amortization of deferred offering costs limited by investment adviser (see Note 3)	37,834	117,589

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Schedule of Investments
March 31, 2018

Portfolio Company (1) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
Aegis Acquisition, Inc.	Testing Laboratories
Senior Secured Loan		10.79%	(L +8.50%)	8/24/2021	$580,000	$569,775	$554,170	4.2%

BayMark Health Services	Outpatient Mental Health & Sub. Abuse Centers
Senior Secured Loan		10.27%	(L +8.25%)	3/1/2025	1,000,000	990,039	990,039	7.5

BJ's Wholesale Club, Inc.	Warehouse Clubs and Supercenters
Senior Secured Loan		9.19%	(L +7.50%)	2/3/2025	468,305	456,354	470,648	3.5

Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (6)		9.62%	(L +7.25%)	8/23/2022	585,353	576,011	593,769	4.4
Senior Secured Loan (Revolver)		8.94%	(L +7.25%)	8/23/2022	50,893	50,167	50,893	0.4
Preferred Equity (22 units) 14% PIK						71,201	72,615	0.5
					636,246	697,379	717,277	5.3
Cirrus Medical Staffing, Inc.	Temporary Help Services
Senior Secured Loan		10.56%	(L +8.25%)	10/19/2022	508,073	503,073	503,073	3.8
Senior Secured Loan (Revolver)		10.56%	(L +8.25%)	10/19/2022	31,757	31,757	31,757	0.2
					539,830	534,830	534,830	4.0
Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		11.48%	(L +9.50%)	5/8/2019	447,640	440,998	438,174	3.2

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		7.30%	(L +5.00%)	4/21/2024	24,813	24,597	25,110	0.2
Senior Secured Loan		11.30%	(L +9.00%)	4/21/2025	50,000	49,337	50,549	0.4
					74,813	73,934	75,659	0.6

Hancock Park Corporate Income, Inc.
Schedule of Investments
March 31, 2018

Portfolio Company (1) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
DRS Imaging Services, LLC,	Data Processing, Hosting, and Related Services
Senior Secured Loan		12.55%	(L +10.50%)	3/8/2023	$553,846	$543,370	$543,370	4.1%
Common Equity (46 units) (7)						46,154	46,154	0.3
					553,846	589,524	589,524	4.4
DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		4.59%	(L +2.75%)	8/15/2024	99,501	99,046	99,536	0.8
Senior Secured Loan		8.78%	(L +7.00%)	8/15/2025	400,000	396,305	402,308	3.0
					499,501	495,351	501,844	3.8
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan		12.00% cash / 1.00% PIK	N/A	1/13/2023	465,874	457,623	458,806	3.5
Common Equity (3,750 units) (7)						37,500	40,388	0.3
					465,874	495,123	499,194	3.8
Online Tech Stores, LLC	Stationery and Office Supplies Merchant Wholesalers
Subordinated Loan		10.50% cash / 1.00% PIK	N/A	8/1/2023	1,001,583	982,171	982,171	7.4

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		11.06%	(L +8.75%)	6/30/2025	480,000	476,291	479,431	3.6

Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		12.11%	(L +10.25%)	3/23/2023	514,286	504,051	504,051	3.8
Common Equity (86 units) (7)						85,714	85,714	0.6
					514,286	589,765	589,765	4.4
Rack Merger Sub Inc	Packaging Machinery Manufacturing
Senior Secured Loan		9.07%	(L +7.25%)	10/3/2022	178,889	174,945	177,584	1.3

Hancock Park Corporate Income, Inc.
Schedule of Investments
March 31, 2018

Portfolio Company (1) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		6.80%	(L +4.50%)	5/26/2023	$70,460	$69,852	$69,948	0.5%
Senior Secured Loan		10.80%	(L +8.50%)	11/26/2023	178,571	176,230	175,842	1.3
					249,031	246,082	245,790	1.8
RPLF Holdings, LLC	Software Publishers
Common Equity (45,890 units) (7)						45,890	45,890	0.3

The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		10.64%	(L +8.75%)	12/22/2022	500,000	492,726	494,110	3.7

TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Loan		9.63%	(L +7.75%)	11/6/2021	150,606	150,369	150,606	1.1

Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		6.22%	(L +4.00%)	4/21/2024	16,277	16,134	16,440	0.1
Senior Secured Loan		10.47%	(L +8.25%)	4/21/2025	453,456	457,301	457,872	3.5
					469,733	473,435	474,312	3.6
Total Investments					$8,810,183	$8,974,981	$9,011,018	67.5%

(1)	Equity ownership may be held in shares or units of companies affiliated with the portfolio company.

(2)	Reserved.

(3)
Substantially all of the debt investments bear interest at rates that determined by reference to LIBOR (L), and which are reset monthly or quarterly. For all variable-rate investments the schedule presents the spread over LIBOR and the interest rate as of March 31, 2018. All investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(4)	Fair value was determined using significant unobservable inputs for all of the Company's investments. See Note 5 for further details.

(5)	Reserved.

(6)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The reported interest rate of 9.62% at March 31, 2018, includes additional interest of 0.68% per annum as specified under the contractual arrangement among the Company and the co‑lenders.

(7)	Non-income producing.

Hancock Park Corporate Income, Inc.
Schedule of Investments
December 31, 2017

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
Aegis Acquisition, Inc.	Testing Laboratories
Senior Secured Loan		10.17%	(L +8.50%)	8/24/2021	$480,000	$473,120	$468,910	4.2%

BJ's Wholesale Club, Inc.	Warehouse Clubs and Supercenters
Senior Secured Loan		8.95%	(L +7.50%)	2/3/2025	468,306	455,924	457,964	4.1

Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (5)		9.28%	(L +7.25%)	8/23/2022	589,286	579,658	589,836	5.2
Senior Secured Loan (Revolver)		8.59%	(L +7.25%)	8/23/2022	13,393	12,647	13,468	0.1
Preferred Equity (26 units) 14% PIK						82,953	81,889	0.7
					602,679	675,258	685,193	6.0

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		10.98%	(L +9.50%)	5/8/2019	447,640	439,515	435,546	3.9

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		6.69%	(L +5.00%)	4/21/2024	24,875	24,651	25,128	0.2
Senior Secured Loan		10.69%	(L +9.00%)	4/21/2025	50,000	49,314	49,844	0.4
					74,875	73,965	74,972	0.6
DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		4.42%	(L +2.75%)	8/15/2024	99,750	99,277	99,773	0.9
Senior Secured Loan		8.42%	(L +7.00%)	8/15/2025	400,000	396,181	393,072	3.5
					499,750	495,458	492,845	4.4

Hancock Park Corporate Income, Inc.
Schedule of Investments
December 31, 2017

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan		12.00% cash / 1.00% PIK	N/A	1/13/2023	$464,712	$456,254	$459,278	4.1%
Common Equity (3,750 units) (6)						37,500	40,581	0.4
					464,712	493,754	499,859	4.5
Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		10.45%	(L +8.75%)	6/30/2025	480,000	476,164	473,420	4.2

Rack Merger Sub Inc	Packaging Machinery Manufacturing
Senior Secured Loan		8.75%	(L +7.25%)	10/3/2022	183,333	179,071	183,333	1.6

Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		6.19%	(L +4.50%)	5/26/2023	70,818	70,177	70,159	0.6
Senior Secured Loan		10.19%	(L +8.50%)	11/26/2023	178,571	176,128	176,558	1.6
					249,389	246,305	246,717	2.2
The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		10.28%	(L +8.75%)	12/20/2022	500,000	492,541	496,271	4.4

TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Loan		9.32%	(L +7.75%)	11/6/2021	150,606	150,353	150,606	1.3

Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		5.64%	(L +4.00%)	4/21/2024	16,318	16,169	16,339	0.1
Senior Secured Loan		9.89%	(L +8.25%)	4/21/2025	453,456	457,435	456,684	4.1
					469,774	473,604	473,023	4.2
Total Investments					$5,071,064	$5,125,032	$5,138,659	45.6%

(1)	Equity ownership may be held in shares or units of companies affiliated with the portfolio company. As of December 31, 2017, all investments were non-control/non-affiliate investments.

Hancock Park Corporate Income, Inc.
Schedule of Investments
December 31, 2017

(2)
All of the Company’s investments were qualifying assets under Section 55(a) of the 1940 Act as of the period end. Qualifying assets must represent at least 70% of the Company's assets, as defined under Section 55 of the 1940 Act, at the time of acquisition of any additional non-qualifying assets.

(3)
All investments that bear interest at a variable rate are indexed to LIBOR (L), which are reset monthly or quarterly. The Company has provided the spread over LIBOR and current interest rate in effect at December 31, 2017. All investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Note 1. Organization
The Company is a Maryland corporation formed on December 8, 2015, as an externally managed, non-diversified, closed-end investment company. The Company has elected to be regulated as a business development company under the 1940 Act and as a regulated investment company under Subchapter M of the Code.
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
The Company intends to raise up to $200,000,000 through offering shares of its common stock to investors in a continuous offering in reliance on exemptions from the registration requirements of the Securities Act. In addition, the Company and OFS Advisor have entered into a dealer manager agreement with the Dealer Manager. Placement activities are conducted by the Dealer Manager and participating broker dealers who solicit subscriptions to purchase shares of the Company’s common stock. Fees and expenses paid pursuant to the Dealer Manager Agreement are paid in part by the Company and in part by OFS Advisor.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of presentation: The accompanying interim financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to Accounting Standards Codification Topic 946, Financial Services–Investment Companies, the requirements for reporting on Form 10-Q, and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation as of and for the periods presented. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation. These financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10 K for the year ended December 31, 2017. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
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
Significant Accounting Policies: The following information supplements the description of significant accounting policies contained in Note 2 to the Company's financial statements included in the Company's 2017 Annual Report on Form 10 K.
Concentration of credit risk: Aside from its debt instruments, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places cash deposits only with high credit quality institutions. Management believes this risk of loss is minimal. The amount of loss due to credit risk from debt investments if borrowers fail to perform according to the terms of the contracts, and the collateral or other security for those instruments proved to be of no value to the Company, is equal to the Company's recorded investment in debt instruments and the unfunded loan commitments as disclosed in Note 6.
New accounting standards: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The adoption of this guidance did not have a material impact on the Company’s financial statements. The Company did not adopt any other new accounting pronouncements during the three months ended March 31, 2018 that had or is expected to have a material impact to the Company's financial statements.
The following table discusses recently issued ASUs, as issued by the FASB yet to be adopted by the Company:

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

ASU 2017-12, Derivatives and Hedging, Targeted Improvements to Accounting for Hedging Activities
Eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, the guidance also expands an entity's ability to apply hedge accounting for nonfinancial and financial risk components, simplifies the hedge documentation and hedge effectiveness assessment requirements, and modifies certain disclosure requirements.

Annual reporting periods beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on the Company’s financial position or disclosures.

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
The base management fee is payable quarterly in arrears and was $22,468 and $1,164, for the three months ended March 31, 2018 and 2017, respectively.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

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
Administration Agreement: OFS Services furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to the Administration Agreement. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services. Amounts charged under the Administration Agreement exclude Contractual Issuer Expenses.
Administrative fees were $164,330 and $67,668, for the three months ended March 31, 2018 and 2017, respectively.
Expense Limitation Agreements: OFS Advisor limits the Company's incurred expenses under two agreements: the Investment Advisory Agreement, which contains provisions limiting organization and offering costs, and Contractual Issuer Expenses; and an Expense Support Agreement, which limits all other operating expenses. Expense limitations provided under the Investment Advisory Agreement and Expense Support Agreement for the three months ended March 31, 2018 and 2017, are presented below:

	Three Months Ended March 31,
	2018	2017
Organization and offering costs, and Contractual Issuer Expenses limitations under Investment Advisory Agreement	$10,603	$126,459
Operating expense limitations under Expense Support Agreement	369,270	306,395
Total expense limitations under agreements with OFS Advisor	$379,873	$432,854

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

The Company is conditionally obligated to reimburse OFS Advisor for aggregate expense support provided of $3,075,896 and $2,688,244 at March 31, 2018, and December 31, 2017, respectively, as presented below:

	March 31, 2018	December 31, 2017
Unreimbursed costs under Investment Advisory Agreement:
Organization costs	$323,117	$332,044
Offering costs:
Unamortized as of balance sheet date	95,924	88,146
Amortized as of balance sheet date	425,977	409,933
Contractual Issuer Expenses	233,011	229,525
Unreimbursed operating expense support under Expense Support Agreement	1,997,867	1,628,596
Total conditional reimbursement obligation under expense limitation agreements with OFS Advisor	$3,075,896	$2,688,244
At March 31, 2018, the Company was due $581,568 from OFS Advisor under the Expense Support Agreement, net of $35,103 owed for management fees and $68,978 owed under the reimbursement provisions of the Investment Advisory Agreement. The conditional reimbursement provisions of the Investment Advisory Agreement and Expense Support Agreement are discussed below.
Organization and Offering Costs, and Contractual Issuer Expense Limitations: The Company is conditionally liable to for organizational and offering costs, and Contractual Issuer Expenses that OFS Advisor and its affiliates have incurred on its behalf under the terms of the Investment Advisory Agreement. The Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all reimbursable organization and offering costs paid by OFS Advisor and its affiliates have been recovered. Organization and offering expenses incurred by OFS Advisor or its affiliates will be eligible for reimbursement for three years from the date incurred. Unreimbursed organization and offering costs, and Contractual Issuer Expenses as of March 31, 2018, are summarized below:

Period incurred	Unreimbursed Total
Period from December 8, 2015 (inception) through December 31, 2015	$4,507
Three months ended March 31, 2016	333,798
Three months ended June 30, 2016	268,183
Three months ended September 30, 2016	177,768
Three months ended December 31, 2016	35,649
Three months ended March 31, 2017	50,512
Three months ended June 30, 2017	35,369
Three months ended September 30, 2017	43,760
Three months ended December 31, 2017	79,120
Three months ended March 31, 2018	49,363
Total unreimbursed organization and offering costs, and Contractual Issuer Expenses	$1,078,029

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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

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
Unreimbursed support for operating expenses provided under the Expense Support Agreement as of March 31, 2018, is summarized below:

		Other Operating Expense Ratio
Supported period	Amount of expense limitation	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share (1)
Three months ended September 30, 2016	$237,837	75.2%	102.7%	7.0%(2)
Three months ended December 31, 2016	169,115	64.3%	102.7%	7.0%(2)
Three months ended March 31, 2017	306,395	82.0%	18.1%	7.0%
Three months ended June 30, 2017	283,883	19.0%	18.1%	7.0%
Three months ended September 30, 2017	314,988	10.7%	18.1%	7.0%
Three months ended December 31, 2017	316,379	8.1%	18.1%	7.0%
Three months ended March 31, 2018	369,270	10.1%	n/m(3)	7.0%
Total unreimbursed operating expense limitations provided under Expense Support Agreement	$1,997,867

(1)
The annualized rate of distributions per share is expressed as a percentage equal to the annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular quarterly cash distribution per share as of such date without compounding), divided by our public offering price per share as of such date.

(2)	Agreed-upon annualized distribution rate per share for the purposes of determining reimbursement eligibility. No distribution was actually declared or paid from inception through December 31, 2016.

(3)	Not meaningful. Annual Other Operating Expense Ratio upon which reimbursement is conditioned is based on the full-year results, and will not be determined until after December 31, 2018.
Note 4. Investments
As of March 31, 2018, the Company had loans to 18 portfolio companies, of which 83% were senior secured loans and 17% were subordinated loans, at fair value, as well as equity investments in five of these portfolio companies. At March 31, 2018, investments consisted of the following:

	Amortized Cost	Percentage of Net Assets	Fair Value	Percentage of Net Assets
Senior secured debt investments	$7,248,728	54.6%	$7,279,280	54.8%
Subordinated debt investments	1,439,794	10.9	1,440,977	10.9
Preferred equity	156,915	1.2	158,329	1.2
Common equity	129,544	1.0	132,432	1.0
Total	$8,974,981	67.7%	$9,011,018	67.9%

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

At March 31, 2018, all of the Company’s investments were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows

		Percentage of:			Percentage of:
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Temporary Help Services	$534,830	6.1%	4.1%	$534,830	6.0%	4.1%
Arts, Entertainment, and Recreation
All Other Amusement and Recreation Industries	492,726	5.5	3.7	494,110	5.5	3.7
Construction
Plumbing, Heating, and Air-Conditioning Contractors	589,765	6.6	4.4	589,765	6.5	4.4
Finance and Insurance
Insurance Agencies and Brokerages	440,998	4.9	3.3	438,174	4.9	3.3
Health Care and Social Assistance
Offices of Physicians, Mental Health Specialists	495,351	5.5	3.7	501,844	5.6	3.8
Outpatient Mental Health and Substance Abuse Centers	990,039	11.0	7.5	990,039	11.0	7.5
Information
Data Processing, Hosting, and Related Services	589,524	6.6	4.4	589,524	6.5	4.4
Software Publishers	45,890	0.5	0.3	45,890	0.5	0.3
Manufacturing
Commercial Printing (except Screen and Books)	246,082	2.7	1.9	245,790	2.7	1.9
Packaging Machinery Manufacturing	174,945	1.9	1.3	177,584	2.0	1.3
Truck Trailer Manufacturing	473,435	5.3	3.6	474,312	5.3	3.6
Other Services (except Public Administration)
Automotive Oil Change and Lubrication Shops	697,379	7.8	5.3	717,277	8.0	5.4
Professional, Scientific, and Technical Services
Computer Systems Design and Related Services	150,369	1.7	1.1	150,606	1.7	1.1
Testing Laboratories	569,775	6.3	4.3	554,170	6.1	4.2
Public Administration
Other Justice, Public Order, and Safety Activities	73,934	0.8	0.6	75,659	0.8	0.6
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	476,291	5.3	3.6	479,431	5.3	3.6
Warehouse Clubs and Supercenters	456,354	5.1	3.4	470,648	5.2	3.5
Shoe Store	495,123	5.5	3.7	499,194	5.5	3.8
Wholesale Trade
Stationery and Office Supplies Merchant Wholesalers	982,171	10.9	7.4	982,171	10.9	7.4
	$8,974,981	100.0%	67.6%	$9,011,018	100.0%	67.9%

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. All of the Company’s investments, which are measured at fair value, were categorized as Level 3 based upon the lowest level of significant input to the valuations. There were no transfers among Level 1, 2 and 3 for three months ended March 31, 2018 and 2017.
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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

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
The primary method used to estimate the fair value of the Company's equity securities is the market approach. Under the market approach, the Company estimates the enterprise value of portfolio companies. Typically, the enterprise value of a private company is based on multiples of EBITDA, net income, revenues, or other relevant basis. The valuation based on the inputs determined to be the most reasonable and probable is used as the fair value of the investment, which may include a weighting factor applied to multiple valuation methods. In estimating the enterprise value of a portfolio company, the Company analyzes various factors consistent with industry practice, including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, portfolio companies’ historical and projected financial results, applicable market trading and transaction comparables, the nature and realizable value of any collateral, financing transactions subsequent to the acquisition of the investment and anticipated financing transactions after the valuation date.
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
The following table provides quantitative information about the Company’s significant Level 3 fair value input to the Company’s fair value measurement as of March 31, 2018, and December 31, 2017. In addition to the technique and input noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below is not intended to be exhaustive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

	Fair Value at March 31, 2018 (1)	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$4,060,625	Discounted cash flow	Discount rate	5.72% - 15.08% (11.88%)

Subordinated	458,806	Discounted cash flow	Discount rate	14.32% - 14.32% (14.32%)

Equity investments:
Preferred equity	72,615	Market approach	EBITDA multiples	8.95x - 8.95x (8.95x)
Common equity	40,388	Market approach	EBITDA multiples	7.90x - 7.90x (7.90x)

(1)	Excludes $3,218,655, $982,171, $85,714, and $92,044 of senior secured debt investments, subordinated debt investment, preferred equity, and common equity, respectively, valued at a Transaction Price.

	Fair Value at December 31, 2017 (1)	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$3,403,004	Discounted cash flow	Discount rate	5.45% - 14.65% (11.22%)
	457,964	Indicative Prices	Broker-dealers' quotes	N/A

Subordinated	459,278	Discounted cash flow	Discount rate	14.20% - 14.20% (14.20%)

Equity investments:
Preferred equity	81,889	Market approach	EBITDA multiples	8.95x - 8.95x (8.95x)
Common equity	40,581	Market approach	EBITDA multiples	7.90x - 7.90x (7.90x)

(1)	Excludes $695,943 of senior secured debt investments valued at a Transaction Price.
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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

The following tables present changes in the investment measured at fair value using Level 3 inputs for the three months ended March 31, 2018:

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Total
Level 3 assets, January 1, 2018	$4,556,911	$459,278	$81,889	$40,581	$5,138,659

Net unrealized appreciation on investments	21,969	(1,841)	2,475	(193)	22,410
Amortization of Net Loan Fees	6,384	795	—	—	7,179
Paid-in kind interest and dividend income	1,611	2,745	2,502	—	6,858
Proceeds from principal payments on portfolio investments	(961,180)	—	—	—	(961,180)
Sale/redemption of portfolio investments	—	—	(14,251)	—	(14,251)
Purchase of portfolio investments	3,653,585	980,000	85,714	92,044	4,811,343

Level 3 assets, March 31, 2018	$7,279,280	$1,440,977	$158,329	$132,432	$9,011,018
Net unrealized appreciation for the three months ended March 31, 2018, reported in the Company’s statements of operations attributable to the Company’s Level 3 asset held at period end was $22,410.

Senior Secured Debt Investments
Level 3 assets, January 1, 2017	$98,652

Net unrealized appreciation on investments	520
Amortization of Net Loan Fees	38
Purchase of portfolio investments	150,000

Level 3 assets, March 31, 2017	$249,210
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
Note 6. Commitments and Contingencies
Unfunded commitments to the Company's portfolio companies as of March 31, 2018, were as follows:

Name of Portfolio Company	Investment Type	March 31, 2018
Carolina Lubes, Inc.	Senior Secured Revolver	$29,464
Cirrus Medical Staffing, Inc.	Senior Secured Revolver	60,171
The Escape Game, LLC	Senior Secured Loan	500,000
		$589,635
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2018.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

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
Note 7. Federal Income Tax
The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based on its ICTI and distributions for the full year. If the tax characteristics of the Company’s $234,074 distributions declared during 2018, were determined as of March 31, 2018, all distributions would be ordinary income.
The Company records reclassifications to its capital accounts related to permanent differences between the GAAP and tax treatment of net investment income and realized gains and losses. Reclassifications for the three months ended March 31, 2018 and 2017, were as follows:

	Three Months Ended March 31,
	2018	2017
Paid-in capital in excess of par	$(30,983)	$(6,757)
Undistributed net investment income	30,983	6,757
The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of March 31, 2018, and December 31, 2017, were as follows:

	March 31, 2018	December 31, 2017
Tax-basis amortized cost of investments	$8,969,330	$5,121,025
Tax-basis gross unrealized appreciation on investments	60,501	32,435
Tax-basis gross unrealized depreciation on investments	(18,813)	(14,801)
Tax-basis net unrealized appreciation on investments	41,688	17,634
Fair value of investments	$9,011,018	$5,138,659

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Note 8. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Per share data:
Net asset value per share at beginning of period	$13.33	$13.33
Distributions (1)	(0.26)	—
Net investment income	0.23	0.17
Net unrealized appreciation on non-control/non-affiliate investments	0.02	0.01
Issuance of common stock (2)	0.02	(0.19)
Net asset value per share at end of period	$13.34	$13.32
Total return based on net asset value (3)	2.0%	(0.1)%
Shares issued or subscribed at end of period	994,175	106,432
Weighted average shares issued or subscribed	894,434	85,687
Ratio/Supplemental Data
Average net asset value (4)	$12,267,235	$1,231,430
Net asset value at end of period	$13,264,437	$1,417,832
Net investment income	$203,317	$14,960
Ratio of total operating expenses to average net assets (5)	(0.3)%	(3.8)%
Ratio of net investment income to average net assets (5)	6.6%	4.9%
Portfolio turnover	13.6%	—%

(1)	The per share data for distributions is the actual amount of distributions declared per share during the period.

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
Note 9. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued in the Offering during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	148,475	$2,065,530	28,047	$407,000
Commissions and dealer manager fees	—	(124,744)	—	(27,959)
Dealer manager fees paid by OFS Advisor	—	61,966	—	—
Net proceeds to the Company	148,475	$2,002,752	28,047	$379,041
On May 19, 2017, OFS Advisor agreed to pay the dealer manager fee on subsequent sales of shares of our common stock in the Offering. Payments of dealer manager fees by OFS Advisor are not subject to reimbursement by the Company.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the three months ended March 31, 2018 and 2017. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Amount Per Share	Cash Distribution
Three Months Ended March 31, 2018
January 29, 2018	January 29, 2018, February 26, 2018, March 28, 2018	April 16, 2018	$0.0875	$234,074

Three Months Ended March 31, 2017
January 31, 2017	January 31, 2017	April 21, 2017	$0.0875	$6,859
February 27, 2017	February 28, 2017, March 31, 2017	April 21, 2017	0.0875	14,857
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
Note 10. Subsequent Events Not Disclosed Elsewhere
On April 2, 2018, the Company collected $595,802 related to subscriptions receivable as of March 31, 2018. Subsequently, the Company sold an additional 104,622 common shares for additional net proceeds of $1,412,900.
On April 26, 2018, the Board declared a distribution of $0.0875 per common share, payable on July 16, 2018, to stockholders of record on each of April 26, 2018, May 29, 2018, and June 27, 2018.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a BDC under the 1940 Act. We were formed on December 8, 2015, as a corporation under the laws of Maryland. Our investment objective is to provide our stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments. Our investment strategy focuses primarily on investments in middle-market companies in the United States. We use the term “middle-market” to refer to companies that may exhibit one or more of the following characteristics: number of employees between 150 and 2,000; revenues between $15 million and $300 million; annual EBITDA, between $3 million and $50 million; generally, private companies owned by private equity firms or owners/operators; and enterprise value between $10 million and $500 million. For additional information about how we define the middle-market, see "Item 1. Business—Investment Criteria/Guidelines" in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
We intend to raise up to $200,000,000 through the Offering, in reliance on exemptions from the registration requirements of the Securities Act. Placement activities are conducted by our officers and OFS Advisor. In addition, we have entered, and may enter, into additional agreements with placement agents or broker-dealers to solicit investor capital commitments (“Capital Commitments”). In particular, we and OFS Advisor have entered into the Dealer Manager Agreement with Dealer Manager and certain participating broker-dealers to solicit Capital Commitments. Fees and expenses paid pursuant to these agreements will be paid in part by us and in part by OFS Advisor. On August 30, 2016, Funding I, a subsidiary of OFSAM, purchased 74,074 shares of our common stock in the Offering for gross proceeds of $1,000,000 ("Minimum Offering Requirement"), or $13.50 per share. No selling commissions or dealer manager fees were paid by us in connection with this purchase. On May 19, 2017, OFS Advisor agreed to pay the dealer manager fee on subsequent sales of shares of our common stock in the Offering. Payments of dealer manager fees by OFS Advisor are not subject to reimbursement by us. Since commencing operations on August 30, 2016, we have sold a total of 1,098,798 shares of common stock for total gross proceeds of $15,127,330.
Our investment activities are managed by OFS Advisor and supervised by our Board, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee, and an incentive fee based on our investment performance. From August 30, 2016, the effective date of the Investment Advisory Agreement, through May 19, 2017, the base management fee was calculated at an annual rate of 2.0% and based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. On May 19, 2017, OFS Advisor agreed to permanently reduce the base management fee from 2.0% per annum to 1.25% per annum. Our sub-adviser will continue to receive the amount of management fees allocated to it pursuant to the Investment Sub-Advisory Agreement, subject to the reduced base management fee. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital, a publicly traded BDC with an investment strategy similar to the Company's. Evolv, a registered investment adviser, serves as our sub-adviser pursuant to the Investment Sub-Advisory Agreement.
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
We are permitted to borrow money from time to time within the levels permitted by the 1940 Act which generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). On March 23, 2018, the Consolidated Appropriations Act of 2018, which includes the SBCAA, was signed into law. The SBCAA amends the 1940 Act to permit a BDC to reduce the required minimum asset coverage ratio applicable to it from 200% to 150%, subject to certain requirements described therein. We may borrow money when the terms and conditions available are favorable to do so and are aligned with our investment strategy and portfolio composition. The use of borrowed funds or the proceeds of preferred stock to make investments would have its own specific benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by holders of our common stock.
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
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:

•
The Investment Advisory Agreement with OFS Advisor to manage our operating and investment activities. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. See "Item 1. Financial Statements –– Notes to Financial Statements – Note 3".

•
The Administration Agreement with OFS Services, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See "Item 1. Financial Statements – Notes to Financial Statements – Note 3".

•
Expense Limitation Agreements: OFS Advisor limits the Company's incurred expenses under two agreements: the Investment Advisory Agreement, which contains provisions limiting organization and offering costs, and Contractual Issuer Expenses; and an Expense Support Agreement, which limits all other operating expenses. Both agreement contain conditions under which we may become obligated to reimburse OFS advisor for expense limitations provided thereunder. See "Item 1. Financial Statements – Notes to Financial Statements – Note 3".

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
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those relating to revenue recognition, expense limitation agreements and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board of Directors. For descriptions of our revenue recognition and fair value policies, see "Item 8. Financial Statements – Notes to Financial Statements – Note 2" and "Management's Discussion and

Analysis – Critical Accounting Policies and Significant Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2017.
Fair value estimates. The following table illustrates the sensitivity of our fair value measures to reasonably likely changes to the estimated discount rate and EBITDA multiple inputs used in our investment valuations at March 31, 2018:

	Fair Value at March 31, 2018	Weighted average discount rate/EBITDA multiple at March 31, 2018	Discount rate sensitivity		EBITDA multiple sensitivity
Valuation Method / Investment Type			-10% Weighted average	+10% Weighted average	+0.5x	-0.5x
Discounted cash flow
Debt investments:
Senior Secured	$4,060,625	11.88%	$4,145,334	$3,920,512	N/A	N/A
Subordinated	458,806	14.32%	$475,192	$438,381	N/A	N/A

Enterprise value
Equity investments:
Preferred equity	$72,615	8.95x	N/A	N/A	$72,615	$72,615
Common equity	40,388	7.90x	N/A	N/A	45,276	35,383
The table above presents the impact to our debt investment fair value accounting measures by uniformly modifying our discount rate valuation input. This discount rate sensitivity measures included in the table do not present the estimated effect of hypothetical changes in actual, observed interest rates, which would affect the cash flows from many of the underlying investments as they are indexed to LIBOR, the operating environment of many of our portfolio companies, and other factors, as well as our estimates of the discount rate valuation input. The effect of hypothetical changes in actual, observed interest rates on our fair value measures is not subject to reasonable estimation.
Portfolio Composition and Investment Activity
Portfolio Composition
The following table summarizes the composition of our investment portfolio as of March 31, 2018, and December 31, 2017:

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$7,248,728	$7,279,280	$4,548,325	$4,556,911
Subordinated debt investments	1,439,794	1,440,977	456,254	459,278
Preferred equity investments	156,915	158,329	82,953	81,889
Common equity investments	129,544	132,432	37,500	40,581
	$8,974,981	$9,011,018	$5,125,032	$5,138,659
Total number of portfolio companies	19	19	13	13

(1)
Includes debt investment in which we have entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. At March 31, 2018, the aggregate amortized cost and fair value of this investment was $576,011 and $593,769, respectively.

As of March 31, 2018, and December 31, 2017, all of our senior secured debt investments were floating rate loans and our subordinated debt investments were fixed rate loans. The average amortized cost and fair value of our debt investments in each portfolio company was $482,696 and $484,459, respectively.

Our portfolio companies were domiciled in the United States ("U.S.") at March 31, 2018, and December 31, 2017. The following table shows the portfolio composition by U.S. geographic region at amortized cost and fair value and as a percentage of total investments; the geographic composition is determined by the location of the portfolio company's corporate headquarters:

	Amortized Cost				Fair Value
	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
South - US	$4,194,530	46.7%	$1,961,189	38.3%	$4,201,640	46.6%	$1,972,063	38.3%
Northeast - U.S.	2,388,496	26.6	1,755,266	34.2	2,412,877	26.8	1,765,182	34.4
West - U.S.	1,423,169	15.9	439,515	8.6	1,420,345	15.8	435,546	8.5
Midwest - US	968,786	10.8	969,062	18.9	976,156	10.8	965,868	18.8
Total	$8,974,981	100.0%	$5,125,032	100.0%	$9,011,018	100.0%	$5,138,659	100.0%
As of March 31, 2018, our investment portfolio’s three largest industries by fair value, were (1) Outpatient Mental Health and Substance Abuse Centers of 11%, (2) Stationery and Office Supplies Merchant Wholesalers of 10.8%, and (3) Automotive Oil Change and Lubrication Shops of 8%, totaling approximately 29.8% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4".
The following table presents our debt investment portfolio by investment size as of March 31, 2018 and December 31, 2017:

	Amortized Cost				Fair Value
	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
Up to $450,000	$1,086,328	12.4%	$1,089,209	21.8%	$1,087,813	12.5%	$1,091,174	21.8%
$450,000 to $475,000	1,387,412	16.0	1,858,902	37.1	1,403,766	16.1	2,332,595	46.5
$475,000 to $500,000	1,464,368	16.9	1,464,163	29.3	973,541	11.2	989,116	19.7
Greater than $500,000	4,750,414	54.7	592,305	11.8	5,255,137	60.2	603,304	12.0
Total	$8,688,522	100.0%	$5,004,579	100.0%	$8,720,257	100.0%	$5,016,189	100.0%
The following table displays the composition of our debt investment portfolio by weighted average yield as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Senior Secured	Subordinated	Total	Senior Secured	Subordinated	Total
Weighted Average Yield (1)	Debt	Debt	Debt	Debt	Debt	Debt
Less than 8%	3.0%	—%	2.4%	4.6%	—%	4.3%
8% - 10%	16.9	—	14.1	48.9	—	44.4
10% - 12%	59.6	—	49.8	36.8	—	33.4
12% - 14%	20.5	100.0	33.7	9.7	100.0	17.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield	11.04%	13.81%	11.50%	10.17%	13.79%	10.50%
(1) The weighted average yield on our debt investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees divided by (b) amortized cost of our debt investments as of the balance sheet date.
The weighted average yield on senior secured debt investments increased approximately 87 basis points from during the three months ended March 31, 2018, as a result of net investments in new and existing portfolio companies. The remainder is attributable to increases in reference rates on variable-rate investments, predominantly three-month LIBOR.
The weighted average yield on total investments was 11.25% and 10.22% at March 31, 2018 and December 31, 2017, respectively. Weighted average yield on total investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees, plus the effective yield on our performing preferred equity investments, divided by (b) amortized cost of our total investment portfolio, including assets in non-accrual status as of the balance sheet date. The weighted average yield of our investments is not the same as a return on investment for our stockholders but, rather, the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2017. All of our debt investments were classified as a risk category 3 as of March 31, 2018, and December 31, 2017.
Investment Activity
The following is a summary of our investment activity for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$4,468,328	$177,758	$150,000	$—
Investments in existing portfolio companies:
Follow-on investments	96,000	—	—	—
Refinanced investments	—	—	—	—
Delayed draw / revolver funding	69,257	—	—	—
Total investments in existing portfolio companies	165,257	—	—	—
Total investments in new and existing portfolio companies	$4,633,585	$177,758	$150,000	$—
Number of new portfolio company investments	6	3	1	—
Number of existing portfolio company investments	1	—	—	—
Proceeds from principal payments	$961,180	$—	$—	$—
Proceeds from investments sold or redeemed	—	14,251	—	—
Total proceeds from principal payments, equity distributions and investments sold	$961,180	$14,251	$—	$—
Results of Operations
Key Financial Measures
The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
Total Investment Income. We generate revenue in the form of interest income on debt investments and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. In some cases, our investments provide for deferred interest or dividend payments, PIK interest, or PIK dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash). We also generate revenue in the form of management, valuation, and other contractual fees, which is recognized as the related services are rendered. In the general course of business, we receive certain fees from portfolio companies which are non-recurring in nature. Such non-recurring fees include prepayment fees on certain loans repaid prior to their scheduled due date, which are recognized as earned when received, and fees for capital structuring services from certain co-lenders, which are recognized as earned upon closing of the investment. Net Loan Fees are capitalized, and accreted or amortized over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its amortized cost, we will also recognize the excess principal payment as income in the period it is received.
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
Comparison of the three months ended March 31, 2018, and 2017
Operating results for the three months ended March 31, 2018 and 2017, are as follows:
Investment Income

	Three Months Ended March 31,
	2018	2017
Interest income	$190,173	$3,229
Payment-in-kind dividend income	2,502	—
Fee income	665	—
Total investment income	$193,340	$3,229
Investment income for the three months ended March 31, 2018, consisted primarily of interest income on our debt investments, payment-in-kind dividend on preferred equity securities, and fee income and was $193,340 and $3,229, respectively. The increase in interest income and PIK dividends is primarily due to the growth in our portfolio from the deployment of Offering proceeds. Additionally, the weighted-average yield on our portfolio increased from 9.97% at March 31, 2017, to 11.25% at March 31, 2018. See "—Portfolio Composition and Investment Activity".

Gross Expenses. Our gross expenses are limited under the Investment Management Agreement and the Expense Support Agreement; see "—Expense Limitations". Investment expenses by governing expense limitation agreement three months ended March 31, 2018 and 2017, are presented below:

	Three Months Ended March 31,
	2018	2017
Expenses subject to limitation under Investment Advisory Agreement:
Amortization of deferred offering costs	$37,834	$118,910
Contractual issuer expenses	3,751	14,306
Total expenses subject to limitation under Investment Advisory Agreement	41,585	133,216
Expenses subject to limitation under Expense Support Agreement:
Management fees	22,468	1,164
Administration fee	164,330	67,668
Professional fees	82,442	171,428
Insurance expense	18,198	28,463
Transfer agent fees	23,580	8,194
Other expenses	17,293	10,990
Total expenses subject to limitation under Expense Support Agreement	328,311	287,907
Total expenses	$369,896	$421,123
Expenses Limited under the Investment Management Agreement
Offering Expenses. We incurred offering costs of $45,612 and $36,206 during the three months ended March 31, 2018 and 2017, respectively. Offering costs incurred prior to the commencement of the Offering on July 18, 2016, were deferred and then amortized on a straight-line basis over twelve months from July 18, 2016. All offering costs incurred subsequent to July 18, 2016, are deferred and amortized over a twelve month period from the date incurred. Offering costs for the three months ended March 31, 2018 and 2017, include legal fees incurred related to ordinary due diligence and developing distribution platforms for our common stock. Offering costs for the three months ended March 31, 2017, also include non-recurring legal fees related to establishing custody agreements with clearing broker-dealers to permit their custody of our common stock.
Amortization of offering costs was $37,834 and $118,910 for the three months ended March 31, 2018, respectively. Higher amortization expense in the three months ended March 31, 2017, relate to the amortization of costs that accumulated through July 18, 2016, and amortized over the following year.
Contractual Issuer Expenses. We incurred Contractual Issuer Expenses of $3,751 and $14,306 for the three months ended March 31, 2018 and 2017, respectively, related to salaries and direct expenses of personnel of OFS Advisor and its affiliates directly involved in the activities enumerated above in offering expenses.
Expenses Limited under the Expense Support Agreement
Management Fees. We incurred management fees of $22,468 and $1,164, for the three months ended March 31, 2018 and 2017. respectively, due to an increase in our management fee base (generally total assets less cash and subscriptions receivable) as a result of growth in our portfolio from the deployment of Offering proceeds.
Administrative Fees. We incurred administrative fees of $164,330 and $67,668 for the three months ended March 31, 2018 and 2017, respectively. Administrative fees are primarily related to accounting and record-keeping services, and preparation and filing of required periodic reports with the SEC. The increase in the administrative fee is attributable to the growth in the complexity of the company, which has necessitated greater number of SEC filings and investment valuations, and greater time to prepare periodic SEC filings as they became more complex, as well as greater time for compliance with co-investment regulations as our portfolio has grown.
Professional Fees. We incurred professional fees of $82,442 and $171,428 for the three months ended March 31, 2018 and 2017, respectively. Professional fees includes fees for our attorneys, independent accountants and consultants. The higher professional fees in 2017 related to initial costs as an operating company.

Expense Limitations
Expense Limitations under Investment Advisory Agreement. Organization and offering expenses, and Contractual Issuer Expenses for the three months ended March 31, 2018, have been limited to amounts reimbursed to OFS Advisor under the terms of the Investment Advisory Agreement or $30,982. This amount consisted of organization costs, Contractual Issuer Expenses and fully amortized deferred offering expenses. Organization and offering expenses, and Contractual Issuer Expenses for the three months ended March 31, 2017, have been limited to $6,757. We reimbursed OFS Advisor $4,498 in organization costs and Contractual Issuer Expenses during the three months ended March 31, 2017, which reduced other expense limitations for that period and resulted in net recognition of expense. We also reimbursed OFS Advisor $1,607 in offering costs during the three months ended March 31, 2017, of which $938 was amortized at the time of reimbursement, and reduced the expense limitations for that period and resulted in net recognition of expense. The remaining $670 was unamortized at the time of reimbursement and was reported as deferred offering costs on the March 31, 2017, balance sheet from where it continued to amortize in accordance with its original amortization period, and was not subject to further limitation under expense limitation agreements with OFS Advisor. We do not expect reimbursement of unamortized offering expenses, necessitating the added complexity of recognizing such expenses on our balance sheet, for the foreseeable future.
The determination of expense limitations under the Investment Advisory Agreement is presented below.

	Three Months Ended March 31,
	2018	2017
Total expenses limited under Investment Advisory Agreement	$41,585	$133,216
Organization costs, amortization of deferred offering costs, and Contractual Issuer Expenses reimbursed and incurred:
Reimbursement of organization costs	(8,927)	(4,210)
Reimbursement of amortized offering costs	(21,790)	(938)
Amortization of reimbursed deferred offering costs	—	(1,321)
Reimbursement of Contractual Issuer Expenses	(265)	(288)
Organization costs, amortization of deferred offering costs, and Contractual Issuer Expenses reimbursed and incurred	(30,982)	(6,757)
Expense limitation under the Investment Advisory Agreement	$10,603	$126,459

Expense Limitations under Expense Support Agreement. Gross operating expenses (operating expenses exclusive of organization and offering expenses, and Contractual Issuer Expenses, and before limitations) are subject to limitation under the Expense Support Agreement. OFS Advisor's obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to unsupported investment company taxable income (expense) and the amount of the declared distribution; the Expense Support Agreement provides expense support such that distributions are not paid from Offering proceeds. The determination of expense limitation under the Expense Support Agreement for the three months ended March 31, 2018 and 2017, is presented below.

	Three Months Ended March 31,
	2018	2017
Total investment income	$193,340	$3,229
Expenses limited under the Expense Support Agreement (1):
Interest expense, base management fees, and incentive fees	22,468	1,164
Other operating expenses as defined in the Expense Support Agreement (2)	305,843	286,743
Total expenses limited under the Expense Support Agreement	328,311	287,907
Temporary differences in recognition of ICTI and GAAP net investment income (1)	224	—
Unsupported investment company taxable income (loss)	(135,195)	(284,678)
Declared distributions	234,075	21,716
Expense limitation under Expense Support Agreement	$369,270	$306,394

(1)
Expense limitation under Expense Support Agreement is generally based on ICTI, which excludes organization costs, amortization of deferred offering costs, Contractual Issuer Expenses, and the related expense support under the Investment Advisory Agreement as such items are permanent differences between GAAP and taxable income. PIK dividends are excluded from the determination of ICTI until collected. See“Item 8. Financial Statements–Notes to Financial Statements–Note 7” in our Annual Report on Form 10-K.

(2)
Generally defined in the Expense Support Agreement as our operating expenses determined in accordance with GAAP excluding organization and offering expenses, Contractual Issuer Expenses, interested expenses, and base management fees, and incentive fees. The annualized ratio of other operating expenses to net assets at the time of support and annual ratio for the year in which support is provided constitute conditions for reimbursement to OFS Advisor. See "Item 1. Financial Statements–Notes to Financial Statements–Note 3."

Expense limitation under both the Investment Advisory Agreement and the Expense Support Agreement is cancelable at any time.
Net unrealized appreciation on non-control/non-affiliate investments
Net unrealized appreciation on non-control/non-affiliate investments for the three months ended March 31, 2018, is principally due to market activity observed in the broadly-syndicated loans held by the Company.

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

	Three Months Ended March 31,
	2018	2017
Total investment income collected	$175,665	$3,426
Net cash provided by OFS Advisor under expense limitation agreements	53,451	174,795
Investment expenses paid	(232,387)	(185,570)
Net purchases and origination of portfolio investments	(3,835,912)	(98,500)
Net cash used in operating activities	(3,839,183)	(105,849)
Proceed from issuances of common stock	1,406,950	232,401
Cash distributions paid	(191,613)	—
Net change in cash and cash equivalents	$(2,623,846)	$126,552
We used $3,839,183 and $105,849 in cash from operating activities for the three months ended March 31, 2018 and 2017, respectively. The principal source of operating liquidity is investment income collected and expense support received from OFS Advisor through the Investment Advisory Agreement and the Expense Support Agreement. The increase in total investment income collected is due to the growth in our portfolio from the deployment of Offering proceeds. The decline in cash provided by OFS Advisor is due to the timing of settlement of fourth quarter expense support provided under the Investment Advisory and the Expense Support Agreements. Settlement typically follows the filing of our period reports with the SEC. We filed our Annual Report on Form 10-K on March 30, 2018, the last business day of the quarter and, consequently, did not settle the expense support amounts until after quarter end.
Investment expenses paid for the three months ended March 31, 2018 increase $48,929 from the comparable period in 2017, due to the timing of payments of professional fees. OFS Advisor did not direct us to settle amounts due to our administrator during three months ended March 31, 2018, thereby reducing investment expenses paid by $150,976.
Net purchases and origination of portfolio investments relates to the deployment of Offering proceeds. See "—Portfolio Composition and Investment Activity".
We collected $1,406,950 and $232,401 from the sale of our common stock during the three months ended March 31, 2018 and 2017, respectively. Offering proceeds are net of aggregate commissions and dealer manager fees of $80,061 and $12,600 the three months ended March 31, 2018 and 2017, respectively, of which $43,311 and $-0-, respectively, were paid by OFS Advisor. On April 2, 2018, we collected $595,802 related to subscriptions receivable as of March 31, 2018 .
During the three months ended March 31, 2018, we paid $191,613 in dividends to common stockholders, and subsequent to March 31, 2018, we paid $234,074 dividend to our common stockholders.
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
In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of any borrowings or outstanding preferred stock (of which we had none at March 31, 2018, and December 31, 2017) of at least 200% (or 150% if certain requirements are met). This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
Contractual Obligations
On July 15, 2016, we, with approval by our board of directors, entered into the Investment Advisory Agreement, the Expense Support Agreement, the Investment Sub-Advisory Agreement, and the Administration Agreement. See “Item 1. Financial Statements – Notes to Financial Statements – Note 3.”
Off-Balance Sheet Arrangements
Amounts Conditionally Reimbursable to OFS Advisor.
OFS Advisor and its affiliates have incurred organizational and offering costs, and Contractual Issuer Expenses related to the Company of which $1,078,029 and $1,059,648 were unreimbursed as of March 31, 2018, and December 31, 2017, respectively. We remain conditionally liable for organization and offering costs incurred by OFS Advisor and its affiliates on our behalf. See “Item 1. Financial Statements – Notes to FInancial Statements – Note 3.”
OFS Advisor has provided aggregate operating expense support of $1,997,867 and $1,628,596 as of March 31, 2018, and December 31, 2017, respectively. We remain conditionally liable for operating expense support provided by OFS Advisor. See “Item 1. Financial Statements – Notes to Financial Statements – Note 3.”
Unfunded Commitments.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $589,635 of total unfunded commitments to three portfolio companies at March 31, 2018.
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
Our distributions to date were, and our distributions may in the future, be funded through expense limitation payments by OFS Advisor under the Expense Support Agreement. The Expense Support Agreement is designed to ensure no portion of our distribution to stockholders will be paid from Offering proceeds, and provides for expense limitation payments to us in any quarterly period our cumulative distributions to stockholders exceeds the Company's cumulative ICTI and net realized gains. Any such distributions funded through expense limitation payments are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or OFS Advisor continues to make such payments. The Expense Support Agreement may be terminated by us or OFS Advisor, without payment of any penalty, upon written notice to us.
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

Recent Developments
On April 26, 2018, the Board declared a distribution of $0.0875 per common share, payable on July 16, 2018, to stockholders of record on each of April 26, 2018, May 29, 2018, and June 27, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2017.
Assuming that the interim, unaudited balance sheet as of March 31, 2018, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase	Interest income	Interest expense	Net increase in net investment income
50	$45,964	$—	$45,964
100	83,187	—	83,187
150	120,411	—	120,411
200	157,634	—	157,634
250	194,858	—	194,858

Basis point decrease	Interest income	Interest expense	Net decrease in net investment income
50	$(28,484)	$—	$(28,484)
100	(62,895)	—	(62,895)
150	(75,447)	—	(75,447)
200	(75,447)	—	(75,447)
250	(75,447)	—	(75,447)

Item 4.  Controls and Procedures
Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2018, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Other than the risk described below, there have been no material changes from the risk factors previously disclosed in “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
We may receive the approval of our board of directors to be subject to 150% Asset Coverage.
The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows a “required majority” (as defined in Section 57(o) of the 1940 Act) of our directors to approve an increase in our leverage capacity, and such approval would become effective after one year from the date of approval. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. In addition, because our common stock is not listed on a national securities exchange, if we receive approval to increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% from an asset coverage ratio of 200%, then we must offer to repurchase all of our common stock held by stockholders as of the date of such approval.
Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then the additional leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not increased our leverage. Conversely, if the value of our assets decreases, the additional leverage would cause net asset value to decline more sharply than it otherwise would have had we not increased our leverage. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the additional leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not increased our leverage. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Risk Factors  – Risks Related to Our Business and Structure – We may finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us” in our Annual Report on Form 10-K for the year ended December 31, 2017.

In addition, the ability of BDCs to increase their leverage will increase the capital available to BDCs and thus competition for the investments that we seek to make. This may negatively impact pricing on the investments that we do make and adversely affect our net investment income and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended March 31, 2018, we sold 148,475 shares of our common stock for gross proceeds of $2,065,530, or a weighted average price of $13.91 per share, to investors who participated in the Offering and each of whom met the criteria of an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act.
The offer and sale of the Company’s Common Stock in the Offering was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of, and Rule 506 of Regulation D under, the Securities Act. We paid $62,778 in commissions in connection with the sale of the shares. OFS Advisor paid commissions of $61,966.
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

Dated: May 15, 2018	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q

11.1	Computation of Per Share Earnings			+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

+	Included in the statements of operations contained in this report
*	Filed herewith.
†	Furnished herewith.