Form 10-Q
period 2018-06-30
Hancock Park Corporate Income, Inc.
filed 2018-08-14
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 814-01185

Hancock Park Corporate Income, Inc.
(Exact name of registrant as specified in its charter)

Maryland		81-0850535
State or Other Jurisdiction of		I.R.S. Employer Identification No.
Incorporation or Organization

10 S. Wacker Drive, Suite 2500, Chicago, Illinois		60606
Address of Principal Executive Offices		Zip Code

(847) 734-2000
Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 14, 2018 was 1,398,245.

HANCOCK PARK CORPORATE INCOME, INC.

Defined Terms
We have used "we," "us," "our," "our company," and "the Company" to refer to Hancock Park Corporate Income, Inc. in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration agreement between the Company and OFS Services, dated July 15, 2016
Advisers Act	The Investment Advisers Act of 1940, as amended
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the FASB
ASC Topic 820	ASC Topic 820, "Fair Value Measurement"
ASC Topic 946	ASC Topic 946, "Financial Services—Investment Companies"
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Contractual Issuer Expenses	Salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in offering and other contractually-defined activities
Dealer Manager	International Assets Advisory, LLC
Dealer Manager Agreement	Broker dealer management agreement dated August 1, 2016 between the Company, OFS Advisor and the Dealer Manager
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
Evolv	Evolv Capital Advisors LLC, a registered investment adviser under the Advisers Act, and sub-adviser to the Company
Expense Support Agreement	Expense support and conditional reimbursement agreement dated July 15, 2016, between the Company and OFS Advisor
FASB	Financial Accounting Standards Board
Funding I	OFS Funding I, LLC, a wholly-owned subsidiary of OFSAM and an affiliate of OFS Advisor
GAAP	Accounting principles generally accepted in the United States
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment advisory and management agreement between the Company and OFS Advisor, dated July 15, 2016
Investment Sub-Advisory Agreement	Investment sub-advisory agreement between the Company, OFS Advisor, and Evolv, dated July 15, 2016
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Net Loan Fees	The cumulative amount of fees, such as discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan.
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock
OFS Advisor	OFS Capital Management, LLC, a wholly-owned subsidiary of OFSAM and registered investment advisor under the Advisers Act
OFS Capital	OFS Capital Corporation
OFS Services	OFS Capital Services, LLC, a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations

Term	Explanation or Definition
PIK	Payment-in-kind. PIK interest and dividends are paid in the form of additional loan principal or preferred securities.
RIC	Regulated investment company under the Code
SBCAA	Small Business Credit Availability Act
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our ability and experience operating a BDC or maintaining our qualification as a RIC under the Code;

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	the ability of OFS Advisor, to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM;

•	constraint on investments due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	the use of borrowed money to finance a portion of our investments;

•	competition for investment opportunities;

•	our ability to raise debt or equity capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations, including the ability to incur additional leverage under the SBCAA.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Hancock Park Corporate Income, Inc.
Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
Assets:
Non-control/non-affiliate investments at fair value (amortized cost of $13,186,805 and $5,125,032 respectively)	$13,298,991	$5,138,659
Cash and cash equivalents	3,877,432	6,259,541
Interest receivable	87,643	49,930
Due from investment adviser under expense limitation agreements, net (see Note 3)	218,722	265,749
Subscriptions receivable	742,101	—
Prepaid expenses and other assets	4,552	65,919
Total assets	$18,229,441	$11,779,798

Liabilities:
Administrative fee payable	$185,894	$150,976
Accrued professional fees	156,777	159,516
Distribution payable	297,097	191,613
Other accrued expenses	18,956	7,661
Total liabilities	658,724	509,766

Commitments and contingencies ($4,006,333 and $3,255,208, respectively; see Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized as of June 30, 2018, and December 31, 2017; 1,256,829 and 845,700 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively; 54,883 and -0- shares subscribed as of June 30, 2018 and December 31, 2017, respectively	1,312	846
Paid-in capital in excess of par	17,446,406	11,251,552
Accumulated undistributed net investment income (loss)	9,399	4,007
Accumulated undistributed net realized gains	1,414	—
Accumulated net unrealized appreciation on investments	112,186	13,627
Total net assets	17,570,717	11,270,032

Total liabilities and net assets	$18,229,441	$11,779,798

Number of shares outstanding or subscribed	1,311,712	845,700
Net asset value per share	$13.40	$13.33

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Statement of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment income
Interest income	$301,475	$19,708	$491,648	$22,937
Payment-in-kind dividend income	128	—	2,630	—
Fee income	29,735	—	30,400	—
Total investment income	331,338	19,708	524,678	22,937

Operating expenses
Amortization of deferred offering costs	48,205	125,301	86,039	244,211
Contractual issuer expenses (see Note 3)	5,520	13,938	9,271	28,244
Management fees	35,181	2,828	57,649	3,992
Administrative fees	149,834	98,561	314,164	166,229
Professional fees	101,756	98,305	184,198	269,733
Insurance expense	26,867	28,462	45,065	56,925
Transfer agent fees	20,123	15,120	43,703	23,314
Other expenses	17,466	21,563	34,759	32,553
Total operating expenses	404,952	404,078	774,848	825,201
Less: Net expense limitations under agreements with adviser (see Note 3)	(307,627)	(360,727)	(687,500)	(793,581)
Net operating expenses	97,325	43,351	87,348	31,620

Net investment income (loss)	234,013	(23,643)	437,330	(8,683)

Net realized and unrealized gain (loss) on investments
Net realized gain on investments	1,414	—	1,414	—
Net unrealized appreciation (depreciation) on investments	76,149	(880)	98,559	(360)
Net gain (loss) on investments	77,563	(880)	99,973	(360)

Net increase (decrease) in net assets resulting from operations	$311,576	$(24,523)	$537,303	$(9,043)

Net investment income (loss) per common share – basic and diluted	$0.21	$(0.13)	$0.43	$(0.07)
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$0.27	$(0.14)	$0.53	$(0.07)
Distributions declared per common share	$0.26	$0.26	$0.52	$0.52
Basic and diluted weighted average shares outstanding or subscribed	1,134,739	179,560	1,015,142	131,459

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Statement of Changes in Net Assets (unaudited)

	Six Months Ended June 30,
	2018	2017
Increase in net assets resulting from operations:
Net investment income (loss)	$437,330	$(8,683)
Net realized gain on investments	1,414	—
Net unrealized appreciation (depreciation) on investments	98,559	(360)
Net increase (decrease) in net assets resulting from operations	537,303	(9,043)

Distributions to stockholders from:
Accumulated net investment income (see Note 7)	(531,173)	(60,469)
Total distributions to stockholders	(531,173)	(60,469)

Capital transactions:
Common stock issued or subscribed	6,294,555	4,560,042
Net increase in net assets resulting from capital transactions	6,294,555	4,560,042
Net increase in net assets	6,300,685	4,490,530

Net assets:
Beginning of period	11,270,032	1,045,027
End of period	$17,570,717	$5,535,557

Common stock activity:
Common stock outstanding, beginning of period	845,700	74,084
Common stock issued	411,129	155,940
Common stock subscribed, end of period	54,883	186,079
Common stock outstanding or subscribed at end of period	1,311,712	416,103

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Statement of Cash Flows (unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$537,303	$(9,043)
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized appreciation on investments	(98,559)	(360)
Net realized gains on investments	(1,414)	—
Amortization of Net Loan Fees and discounts on investments	(25,007)	836
Amortization of deferred offering costs	—	8,368
Paid-in-kind interest and dividend income	(10,303)	—
Deferral of offering costs reimbursed to advisor	—	(8,036)
Purchase of portfolio investments	(9,773,823)	(1,188,768)
Proceeds from principal payments on portfolio investments	1,661,538	114,393
Redemption of equity securities	87,236	—
Changes in operating assets and liabilities:
Interest receivable	(37,713)	(2,216)
Due from investment advisor under expense limitation agreements, net	47,027	(50,813)
Administrative fee payable	34,918	17,018
Other assets and liabilities	69,925	58,380
Net cash used in operating activities	(7,508,872)	(1,060,241)

Cash flows from financing activities
Net proceeds from issuance of common stock	5,552,452	2,107,540
Distributions paid to stockholders	(425,689)	(21,716)
Net cash provided by financing activities	5,126,763	2,085,824

Net increase (decrease) in cash and cash equivalents	(2,382,109)	1,025,583
Cash and cash equivalents at beginning of period	6,259,541	974,310
Cash and cash equivalents at end of period	$3,877,432	$1,999,893

Supplemental disclosure of cash flow information:
Organization and offering costs, and contractual issuer expenses paid by investment advisor and its affiliates (see Note 3)	$169,913	$91,186
Amortization of deferred offering costs limited by investment advisor (see Note 3)	86,039	235,843

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Schedule of Investments
June 30, 2018

Portfolio Company (1) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
BayMark Health Services	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		10.57%	(L +8.25%)	3/22/2018	3/1/2025	$1,000,000	$990,398	$994,757	5.7%

BJ's Wholesale Club, Inc.	Warehouse Clubs and Supercenters
Senior Secured Loan		9.53%	(L +7.50%)	5/9/2017	2/3/2025	468,306	456,789	472,989	2.7

Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (6)		10.21%	(L +7.90%)	8/23/2017	8/23/2022	581,420	572,881	589,641	3.4
Senior Secured Loan (Revolver)		9.56%	(L +7.25%)	8/23/2017	8/23/2022	37,500	36,834	37,500	0.2
						618,920	609,715	627,141	3.6
Cirrus Medical Staffing, Inc.	Temporary Help Services
Senior Secured Loan		10.58%	(L +8.25%)	3/5/2018	10/19/2022	504,580	499,886	500,639	2.8
Senior Secured Loan (Revolver)		10.58%	(L +8.25%)	3/5/2018	10/19/2022	8,357	8,357	7,632	—
						512,937	508,243	508,271	2.8
Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		11.81%	(L +9.50%)	6/6/2017	5/8/2019	447,640	442,497	438,162	2.5

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		7.33%	(L +5.00%)	4/27/2017	4/21/2024	24,750	24,544	24,962	0.1
Senior Secured Loan		11.33%	(L +9.00%)	4/26/2017	4/21/2025	50,000	49,361	50,500	0.3
						74,750	73,905	75,462	0.4

Hancock Park Corporate Income, Inc.
Schedule of Investments
June 30, 2018

Portfolio Company (1) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
DRS Imaging Services, LLC,	Data Processing, Hosting, and Related Services
Senior Secured Loan		12.80%	(L +10.50%)	3/8/2018	3/8/2023	$553,846	$543,899	$538,691	3.1%
Common Equity (46 units) (7)				3/8/2018			46,154	34,540	0.2
						553,846	590,053	573,231	3.3
DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		4.84%	(L +2.75%)	8/22/2017	8/15/2024	97,799	97,370	97,358	0.6
Senior Secured Loan		9.09%	(L +7.00%)	8/22/2017	8/15/2025	1,590,882	1,595,319	1,598,836	9.1
						1,688,681	1,692,689	1,696,194	9.7
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	467,052	459,426	459,393	2.6
Common Equity (3,750 units) (7)				7/13/2017			37,500	54,146	0.3
						467,052	496,926	513,539	2.9
Online Tech Stores, LLC	Stationery and Office Supplies Merchant Wholesalers
Subordinated Loan		10.50% cash / 1.00% PIK	N/A	2/1/2018	8/1/2023	1,004,115	985,610	981,425	5.6

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		10.85%	(L +8.75%)	11/16/2017	6/30/2025	680,000	679,350	687,893	3.9

Hancock Park Corporate Income, Inc.
Schedule of Investments
June 30, 2018

Portfolio Company (1) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Performance Team LLC	General Warehousing and Storage
Senior Secured Loan		12.09%	(L +10.00%)	5/24/2018	11/24/2023	$1,500,000	$1,485,284	$1,485,284	8.5%

Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		12.23%	(L +10.25%)	3/23/2018	3/23/2023	514,286	504,564	505,486	2.9
Common Equity (86 units) (7)				3/23/2018			85,714	125,091	0.7
						514,286	590,278	630,577	3.6
Rack Merger Sub Inc	Packaging Machinery Manufacturing
Senior Secured Loan		9.34%	(L +7.25%)	5/22/2017	10/3/2022	178,889	175,163	180,043	1.0

Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		6.80%	(L +4.50%)	6/7/2017	5/26/2023	70,460	69,882	69,605	0.4
Senior Secured Loan		10.80%	(L +8.50%)	6/7/2017	11/26/2023	178,571	176,333	175,123	1.0
						249,031	246,215	244,728	1.4
RPLF Holdings, LLC	Software Publishers
Common Equity (45,890 units) (7)				1/17/2018			45,890	56,973	0.3

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		5.84%	(L +3.75%)	5/15/2018	12/11/2024	106,512	106,251	106,205	0.6
Senior Secured Loan		10.09%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,593,179	1,607,161	9.1
						1,699,732	1,699,430	1,713,366	9.7

Hancock Park Corporate Income, Inc.
Schedule of Investments
June 30, 2018

Portfolio Company (1) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		10.84%	(L +8.75%)	12/22/2017	12/22/2022	$500,000	$493,287	$495,258	2.8%

TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Loan		9.84%	(L +7.75%)	2/16/2017	11/6/2021	84,339	84,216	84,055	0.5

Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		5.84%	(L +3.75%)	5/30/2017	4/21/2024	16,236	16,099	16,141	0.1
Senior Secured Loan		10.34%	(L +8.25%)	5/30/2017	4/21/2025	453,456	457,165	456,415	2.6
						469,692	473,264	472,556	2.7
Wand Intermediate I LP	Automotive Body, Paint, and Interior Repair and Maintenance
Senior Secured Loan		9.14%	(L +7.25%)	5/14/2018	9/19/2022	364,000	367,603	367,087	2.1

Total Investments						$13,076,216	$13,186,805	$13,298,991	75.7%

(1)
Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Rule 6-03(f) of Regulation S-X or Rule 144 of the Securities Act.

(2)	Reserved.

(3)
Substantially all of the debt investments bear interest at rates that determined by reference to LIBOR (L), and which are reset monthly or quarterly. For all variable-rate investments the schedule presents the spread over LIBOR and the interest rate as of June 30, 2018. All investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(4)	Fair value was determined using significant unobservable inputs for all of the Company's investments. See Note 5 for further details.

(5)	Reserved.

(6)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The reported interest rate of 10.21% at June 30, 2018, includes additional interest of 0.65% per annum as specified under the contractual arrangement among the Company and the co‑lenders.

(7)	Non-income producing.

Hancock Park Corporate Income, Inc.
Schedule of Investments
December 31, 2017

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
Aegis Acquisition, Inc.	Testing Laboratories
Senior Secured Loan		10.17%	(L +8.50%)	10/31/2017	8/24/2021	$480,000	$473,120	$468,910	4.2%

BJ's Wholesale Club, Inc.	Warehouse Clubs and Supercenters
Senior Secured Loan		8.95%	(L +7.50%)	3/22/2018	2/3/2025	468,306	455,924	457,964	4.1

Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (5)		9.28%	(L +7.25%)	8/23/2017	8/23/2022	589,286	579,658	589,836	5.2
Senior Secured Loan (Revolver)		8.59%	(L +7.25%)	8/23/2017	8/23/2022	13,393	12,647	13,468	0.1
Preferred Equity (26 units) 14% PIK				8/23/2017			82,953	81,889	0.7
						602,679	675,258	685,193	6.0

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		10.98%	(L +9.50%)	6/6/2017	5/8/2019	447,640	439,515	435,546	3.9

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		6.69%	(L +5.00%)	4/27/2017	4/21/2024	24,875	24,651	25,128	0.2
Senior Secured Loan		10.69%	(L +9.00%)	4/26/2017	4/21/2025	50,000	49,314	49,844	0.4
						74,875	73,965	74,972	0.6

Hancock Park Corporate Income, Inc.
Schedule of Investments
December 31, 2017

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		4.42%	(L +2.75%)	8/22/2017	8/15/2024	$99,750	$99,277	$99,773	0.9%
Senior Secured Loan		8.42%	(L +7.00%)	8/22/2017	8/15/2025	400,000	396,181	393,072	3.5
						499,750	495,458	492,845	4.4
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	464,712	456,254	459,278	4.1
Common Equity (3,750 units) (6)				7/13/2017			37,500	40,581	0.4
						464,712	493,754	499,859	4.5
Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		10.45%	(L +8.75%)	11/16/2017	6/30/2025	480,000	476,164	473,420	4.2

Rack Merger Sub Inc	Packaging Machinery Manufacturing
Senior Secured Loan		8.75%	(L +7.25%)	5/22/2017	10/3/2022	183,333	179,071	183,333	1.6

Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		6.19%	(L +4.50%)	6/7/2017	5/26/2023	70,818	70,177	70,159	0.6
Senior Secured Loan		10.19%	(L +8.50%)	6/7/2017	11/26/2023	178,571	176,128	176,558	1.6
						249,389	246,305	246,717	2.2

Hancock Park Corporate Income, Inc.
Schedule of Investments
December 31, 2017

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		10.28%	(L +8.75%)	12/22/2017	12/20/2022	$500,000	$492,541	$496,271	4.4%

TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Loan		9.32%	(L +7.75%)	2/16/2017	11/6/2021	150,606	150,353	150,606	1.3

Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		5.64%	(L +4.00%)	5/30/2017	4/21/2024	16,318	16,169	16,339	0.1
Senior Secured Loan		9.89%	(L +8.25%)	5/30/2017	4/21/2025	453,456	457,435	456,684	4.1
						469,774	473,604	473,023	4.2
Total Investments						$5,071,064	$5,125,032	$5,138,659	45.6%

(1)
Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Rule 6-03(f) of Regulation S-X or Rule 144 of the Securities Act.

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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Note 1. Organization
The Company is a Maryland corporation formed on December 8, 2015, as an externally managed, non-diversified, closed-end investment company. The Company has elected to be regulated as a BDC and as a RIC under Subchapter M of the Code.
The Company’s objective is to provide stockholders with current income and capital appreciation through its strategic investment focus primarily on debt investments and, to a lesser extent, equity investments primarily in middle-market companies located principally in the United States. OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company. OFS Advisor, an affiliate of the Company, a registered investment adviser, and a subsidiary of OFSAM, serves as investment adviser to the Company, and Evolv, a registered investment adviser, serves as sub-adviser to the Company. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital. OFS Capital is a publicly traded BDC with an investment strategy similar to the Company's.
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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of presentation: The accompanying interim financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to ASC Topic 946, Financial Services–Investment Companies, the requirements for reporting on Form 10-Q, and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation as of and for the periods presented. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation. These financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10 K for the year ended December 31, 2017. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
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
New accounting standards: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The adoption of this guidance did not have a material impact on the Company’s financial statements. The Company did not adopt any other new accounting pronouncements during the six months ended June 30, 2018 that had, or is expected to have, a material impact on the Company's financial statements.

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

Note 3. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to an Investment Advisory Agreement, which became effective on August 30, 2016, when the Company satisfied the Minimum Offering Requirement (as defined hereafter). Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Company’s Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis. OFS Advisor is a subsidiary of OFSAM and a registered investment advisor under the Advisers Act.
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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

The incentive fee has two parts. The first part ("Income Incentive Fee") is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination and sourcing, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as OID, debt instruments with PIK interest, equity investments with accruing or PIK dividend and zero coupon securities), accrued income that the Company has not yet received in cash.
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
The second part of the incentive fee (the “Capital Gain Fee”) will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and will equal 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the Capital Gain Fee.
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
Unless terminated earlier as described below, the Investment Advisory Agreement will remain in effect for a period of two years from August 30, 2016, and will remain in effect from year-to-year thereafter if approved annually by the Company’s Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the Company’s directors who are not “interested persons” as defined in the 1940 Act. On April 5, 2018, the Board continued the Investment Advisory Agreement for a twelve month period from August 30, 2018 to August 30, 2019. The Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, and may be terminated by the Company or OFS Advisor without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice.
Investment Sub-Advisory Agreement: Evolv serves as the Company’s sub-adviser pursuant to the Investment Sub-Advisory Agreement, which became effective on August 30, 2016, when the Minimum Offering Requirement was satisfied. Evolv assists OFS Advisor with the management of the Company’s activities and operations. On an annualized basis, Evolv earns 20% of the fees paid by the Company to OFS Advisor under the Investment Advisory Agreement with respect to each year, which, when due, are payable by OFS Advisor to Evolv quarterly in arrears. In addition, certain registered representatives of Evolv are also representatives of the Dealer Manager.
Unless terminated earlier as described below, the Investment Sub-Advisory Agreement will remain in effect for a period of two years from August 30, 2016, and will remain in effect from year-to-year thereafter if approved annually by the Company’s Board, including a majority of the Company’s directors who are not interested persons, or by the affirmative vote of the holders

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

of a majority of the Company’s outstanding voting securities. The Investment Sub-Advisory Agreement may be terminated at any time by Evolv upon not less than 60 days’ prior written notice to the Company and OFS Advisor, or by the Company or OFS Advisor upon not less than 60 days’ prior written notice to Evolv and upon (i) the vote of a majority of the Company's outstanding voting securities or (ii) the vote of a majority of the Company’s Board, including a majority of the independent directors. On April 5, 2018, the Board continued the Investment Sub-Advisory Agreement for a twelve month period from August 30, 2018 to August 30, 2019. The Investment Sub-Advisory Agreement will automatically terminate in the event of its assignment. For the three year period following termination of the Investment Sub-Advisory Agreement, other than for cause, as such term is defined in the Investment Sub-Advisory Agreement, Evolv will be entitled to receive from OFS Advisor a percentage (up to 20%) of the management fee and incentive fees received by OFS Advisor with respect to every quarter in such three-year period.
Administration Agreement: OFS Services furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to the Administration Agreement. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’ overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services. Amounts charged under the Administration Agreement exclude Contractual Issuer Expenses.
Expenses recognized for the three and six months ended June 30, 2018 and 2017, under agreements with OFS Advisor and OFS Services are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Base management fee	$35,181	$2,828	$57,649	$3,992
Administration fee	149,834	98,561	314,164	166,229
Expense Limitation Agreements: OFS Advisor limits the Company's incurred expenses under two agreements: the Investment Advisory Agreement, which contains provisions limiting organization and offering costs and Contractual Issuer Expenses; and an Expense Support Agreement, which limits all other operating expenses. Net expense limitations provided under the Investment Advisory Agreement and Expense Support Agreement for the three and six months ended June 30, 2018 and 2017, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net organization and offering costs, and Contractual Issuer Expenses limitations (reimbursements) under Investment Advisory Agreement	$(13,105)	$76,844	$(2,502)	$203,303
Operating expense limitations under Expense Support Agreement	320,732	283,883	690,002	590,278
Net expense limitations under agreements with OFS Advisor	$307,627	$360,727	$687,500	$793,581

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

The Company is conditionally obligated to reimburse OFS Advisor for aggregate expense support provided of $3,379,906 and $2,688,244 at June 30, 2018 and December 31, 2017, respectively, as presented below:

	June 30, 2018	December 31, 2017
Unreimbursed costs under Investment Advisory Agreement:
Organization costs	$298,161	$332,044
Offering costs:
Unamortized as of balance sheet date	92,307	88,146
Amortized as of balance sheet date	433,990	409,933
Contractual Issuer Expenses	236,849	229,525
Unreimbursed operating expense support under Expense Support Agreement	2,318,599	1,628,596
Total conditional reimbursement obligation under expense limitation agreements with OFS Advisor	$3,379,906	$2,688,244
At June 30, 2018, the Company was due $218,722 from OFS Advisor under the Expense Support Agreement, net of $35,181 owed for management fees and $66,830 owed under the reimbursement provisions of the Investment Advisory Agreement. The conditional reimbursement provisions of the Investment Advisory Agreement and Expense Support Agreement are discussed below.
Organization and Offering Costs, and Contractual Issuer Expense Limitations: The Company is conditionally liable for organizational and offering costs, and Contractual Issuer Expenses that OFS Advisor and its affiliates have incurred on its behalf under the terms of the Investment Advisory Agreement. The Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all reimbursable organization and offering costs paid by OFS Advisor and its affiliates have been recovered. Organization and offering expenses incurred by OFS Advisor or its affiliates will be eligible for reimbursement for three years from the date incurred. Unreimbursed organization and offering costs, and Contractual Issuer Expenses as of June 30, 2018, are summarized below:

Period incurred	Unreimbursed Total
Three months ended March 31, 2016	$271,474
Three months ended June 30, 2016	268,183
Three months ended September 30, 2016	177,768
Three months ended December 31, 2016	35,649
Three months ended March 31, 2017	50,512
Three months ended June 30, 2017	35,369
Three months ended September 30, 2017	43,760
Three months ended December 31, 2017	79,120
Three months ended March 31, 2018	49,363
Three months ended June 30, 2018	50,109
Total unreimbursed organization and offering costs, and Contractual Issuer Expenses	$1,061,307
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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

excluding interest expense, management fees, incentive fees, organization cost, amortization of deferred offering costs, and Contractual Issuer Expenses as a percentage of net assets. Payments under the Expense Support Agreement will be eligible for reimbursement for three years from the date accrued.
Unreimbursed support for operating expenses provided under the Expense Support Agreement as of June 30, 2018, is summarized below:

		Other Operating Expense Ratio
Supported period	Amount of expense limitation	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share (1)
Three months ended September 30, 2016	$237,837	75.2%	102.7%	7.0%(2)
Three months ended December 31, 2016	169,115	64.3%	102.7%	7.0%(2)
Three months ended March 31, 2017	306,395	82.0%	18.1%	7.0%
Three months ended June 30, 2017	283,883	19.0%	18.1%	7.0%
Three months ended September 30, 2017	314,988	10.7%	18.1%	7.0%
Three months ended December 31, 2017	316,379	8.1%	18.1%	7.0%
Three months ended March 31, 2018	369,270	10.1%	n/m(3)	7.0%
Three months ended June 30, 2018	320,732	8.9%	n/m(3)	7.0%
Total unreimbursed operating expense limitations provided under Expense Support Agreement	$2,318,599

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
Note 4. Investments
As of June 30, 2018, the Company had loans to 20 portfolio companies, of which 89% were senior secured loans and 11% were subordinated loans, at fair value, as well as equity investments in three of these portfolio companies, while holding equity only in one portfolio company. At June 30, 2018, investments consisted of the following:

	Amortized Cost	Percentage of Net Assets	Fair Value	Percentage of Net Assets
Senior secured debt investments	$11,526,511	65.6%	$11,587,423	66.0%
Subordinated debt investments	1,445,036	8.2	1,440,818	8.2
Common equity	215,258	1.2	270,750	1.5
Total	$13,186,805	75.0%	$13,298,991	75.7%

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

At June 30, 2018, all of the Company’s investments were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows

		Percentage of:			Percentage of:
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Temporary Help Services	$508,243	3.9%	2.9%	$508,271	3.8%	2.9%
Arts, Entertainment, and Recreation
All Other Amusement and Recreation Industries	493,287	3.7	2.8	495,258	3.7	2.8
Construction
Plumbing, Heating, and Air-Conditioning Contractors	590,278	4.5	3.4	630,577	4.7	3.6
Finance and Insurance
Insurance Agencies and Brokerages	442,497	3.4	2.5	438,162	3.3	2.5
Health Care and Social Assistance
Offices of Physicians, Mental Health Specialists	1,692,689	12.7	9.5	1,696,194	12.7	9.6
Outpatient Mental Health and Substance Abuse Centers	990,398	7.5	5.6	994,757	7.5	5.7
Information
Data Processing, Hosting, and Related Services	590,053	4.5	3.4	573,231	4.3	3.3
Software Publishers	45,890	0.3	0.3	56,973	0.4	0.3
Manufacturing
Commercial Printing (except Screen and Books)	246,215	1.9	1.4	244,728	1.8	1.4
Packaging Machinery Manufacturing	175,163	1.3	1.0	180,043	1.4	1.0
Truck Trailer Manufacturing	473,264	3.6	2.7	472,556	3.6	2.7
Other Services (except Public Administration)
Automotive Body, Paint, and Interior Repair and Maintenance	367,603	2.8	2.1	367,087	2.8	2.1
Automotive Oil Change and Lubrication Shops	609,715	4.6	3.5	627,141	4.7	3.6
Professional, Scientific, and Technical Services
Computer Systems Design and Related Services	84,216	0.6	0.5	84,055	0.6	0.5
Public Administration
Other Justice, Public Order, and Safety Activities	73,905	0.6	0.4	75,462	0.6	0.4
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	679,350	5.2	3.9	687,893	5.2	3.9
Warehouse Clubs and Supercenters	456,789	3.5	2.6	472,989	3.6	2.7
Shoe Store	496,926	3.8	2.8	513,539	3.9	2.9
Transportation and Warehousing
General Warehousing and Storage	1,485,284	11.3	8.5	1,485,284	11.2	8.5
Wholesale Trade
Industrial Machinery and Equipment Merchant Wholesalers	1,699,430	12.8	9.6	1,713,366	12.8	9.7
Stationery and Office Supplies Merchant Wholesalers	985,610	7.5	5.6	981,425	7.4	5.6
	$13,186,805	100.0%	75.0%	$13,298,991	100.0%	75.7%

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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

•	The preliminary valuations are documented and are then submitted to OFS Advisor’s investment committee for ratification.

•
Third-party valuation firm(s) provide valuation services as requested, by reviewing the investment committee’s preliminary valuations. OFS Advisor’s investment committee’s preliminary fair value conclusions on each of the Company’s assets for which sufficient market quotations are not readily available are reviewed and assessed by a third-party valuation firm at least once in every 12-month period, and more often as determined by the audit committee of the Company’s Board or required by the Company’s valuation policy. Such valuation assessments may be in the form of positive assurance, range of values or other valuation method based on the discretion of the Company’s Board.

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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. All of the Company’s investments, which are measured at fair value, were categorized as Level 3 based upon the lowest level of significant input to the valuations. There were no transfers among Level 1, 2 and 3 during the six months ended June 30, 2018 and 2017.
Each quarter, for investments for which unadjusted quoted prices in active markets are not available, the Company assesses whether Indicative Prices are available, as well as the Company's ability to transact at such Indicative Prices. Investments for which sufficient Indicative Prices exist are generally valued consistent with such Indicative Prices. The Company periodically corroborates observed Indicative Prices with its actual investment purchase prices and/or other valuation techniques, such as the discounted cash flow method described below. Based on the corroborating analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these Indicative Prices may be reasonable indicators of fair value. In certain instances, the Company may partially rely on Indicative Prices when the Company determines such Indicative Prices are not of sufficient strength to rely on as the sole indication of fair value. In such instances, the Company applies a weighting factor to the Indicative Price and an alternative fair value analysis, typically a discounted cash flow analysis. The weighting factor placed on an Indicative Price is applied consistently based upon its relative strength, which considers, among other factors, and when available, the depth and liquidity of the Indicative Price. Weighting factors are not significant to the overall fair value measurement, but rather are applied to incorporate relevant market data when available.
In addition, each quarter the Company assesses whether an arm’s length transaction occurred in the same security, including the Company's new investments during the quarter, the cost of which (“Transaction Prices”), may be considered a reasonable indication of fair value for up to three months after the transaction date.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

The following table provides quantitative information about the Company’s significant Level 3 fair value inputs to the Company’s fair value measurement as of June 30, 2018 and December 31, 2017. In addition to the technique and input noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below is not intended to be exhaustive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at June 30, 2018 (1)	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$6,372,653	Discounted cash flow	Discount rate	5.87% - 15.87% (12.10%)

Subordinated	1,440,818	Discounted cash flow	Discount rate	12.83% - 14.38% (13.32%)

Equity investments:
Common equity	270,750	Market approach	EBITDA multiples	4.36x - 10.56x (6.79x)

(1)	Excludes $5,214,770 of senior secured debt investments valued at a Transaction Price.

	Fair Value at December 31, 2017 (1)	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$3,403,004	Discounted cash flow	Discount rate	5.45% - 14.65% (11.22%)
	457,964	Indicative Prices	Broker-dealers' quotes	N/A

Subordinated	459,278	Discounted cash flow	Discount rate	14.20% - 14.20% (14.20%)

Equity investments:
Preferred equity	81,889	Market approach	EBITDA multiples	8.95x - 8.95x (8.95x)
Common equity	40,581	Market approach	EBITDA multiples	7.90x - 7.90x (7.90x)

(1)	Excludes $695,943 of senior secured debt investments valued at a Transaction Price.
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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

The following tables present changes in the investment measured at fair value using Level 3 inputs for the six months ended June 30, 2018:

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Total
Level 3 assets, January 1, 2018	$4,556,911	$459,278	$81,889	$40,581	$5,138,659

Net unrealized appreciation on investments	51,694	(6,849)	1,303	52,411	98,559
Net realized gain on investments	—	—	1,414	—	1,414
Amortization of Net Loan Fees	22,680	2,327	—	—	25,007
Paid-in kind interest and dividend income	1,611	6,062	2,630	—	10,303
Proceeds from principal payments on portfolio investments	(1,661,538)	—	—	—	(1,661,538)
Sale/redemption of portfolio investments	—	—	(87,236)	—	(87,236)
Purchase of portfolio investments	8,616,065	980,000	—	177,758	9,773,823

Level 3 assets, June 30, 2018	$11,587,423	$1,440,818	$—	$270,750	$13,298,991
Net unrealized appreciation for the six months ended June 30, 2018, reported in the Company’s statements of operations attributable to the Company’s Level 3 asset held at period end was $98,559.

Senior Secured Debt Investments
Level 3 assets, January 1, 2017	$98,652

Net unrealized appreciation on investments	(360)
Amortization of Net Loan Fees	836
Purchase of portfolio investments	1,090,268
Proceeds from principal payments on portfolio investments	(114,393)

Level 3 assets, June 30, 2017	$1,075,003
The net change in unrealized appreciation for the six months ended June 30, 2017, reported in the Company’s statements of operations attributable to the Company’s Level 3 assets held at period end was $(360).
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
Note 6. Commitments and Contingencies
Unfunded commitments to the Company's portfolio companies as of June 30, 2018, were as follows:

Name of Portfolio Company	Investment Type	Commitment
Carolina Lubes, Inc.	Senior Secured Revolver	$42,857
Cirrus Medical Staffing, Inc.	Senior Secured Revolver	83,570
The Escape Game, LLC	Senior Secured Loan	500,000
		$626,427

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2018.
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
Note 7. Federal Income Tax
The Company has elected to be taxed as a RIC under Subchapter M of the Code. The determination of the tax attributes of the Company's distributions is made annually as of the end of its fiscal year based on its ICTI and distributions for the full year.
The Company records reclassifications to its capital accounts related to permanent differences between the GAAP and tax treatment of net investment income and realized gains and losses. Reclassifications for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Paid-in capital in excess of par	$(66,830)	$(62,395)	$(97,812)	$(69,152)
Accumulated undistributed net investment income	66,830	62,395	97,812	69,152
The tax-basis of portfolio investments and net unrealized appreciation on investments did not differ from their GAAP basis as of June 30, 2018. The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of December 31, 2017 were as follows:

December 31, 2017
Tax-basis amortized cost of investments	$5,121,025
Tax-basis gross unrealized appreciation on investments	32,435
Tax-basis gross unrealized depreciation on investments	(14,801)
Tax-basis net unrealized appreciation on investments	17,634
Fair value of investments	$5,138,659
For further information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Note 8. Financial Highlights
The following is a schedule of financial highlights for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Per share data:
Net asset value per share at beginning of period	$13.34	$13.32	$13.33	$13.33
Distributions (1)	$(0.26)	(0.26)	$(0.52)	(0.52)
Net investment income (loss)	0.21	(0.13)	0.43	(0.07)
Net unrealized appreciation on non-control/non-affiliate investments	0.06	—	0.1	—
Issuance of common stock (2)	0.05	0.37	0.06	0.56
Net asset value per share at end of period	$13.40	$13.30	$13.40	$13.30
Total return based on net asset value (3)	2.4%	1.8%	4.5%	3.1%
Shares issued or subscribed at end of period	1,311,712	416,103	1,311,712	416,103
Weighted average shares issued or subscribed	1,134,739	179,560	1,015,142	131,459
Ratio/Supplemental Data
Average net asset value (4)	$15,417,577	$3,476,695	$14,035,062	$2,666,139
Net asset value at end of period	$17,570,717	$5,535,557	$17,570,717	$5,535,557
Net investment income	$234,013	$(23,643)	$437,330	$(8,683)
Ratio of total operating expenses to average net assets (5)	2.5%	5.0%	1.2%	2.4%
Ratio of net investment income to average net assets (5)	6.1%	(2.7)%	6.2%	(0.7)%
Portfolio turnover	6.3%	17.3%	18.2%	24.1%

(1)	The per share data for distributions is the actual amount of distributions declared per share during the period.

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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Note 9. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued or subscribed in the Offering during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018		2017
	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	466,012	$6,524,330	337,718	$4,602,000
Commissions and dealer manager fees	—	(425,400)	—	(167,808)
Dealer manager fees paid by OFS Advisor	—	195,625	—	125,850
Net proceeds to the Company	466,012	$6,294,555	337,718	$4,560,042
On May 19, 2017, OFS Advisor agreed to pay the dealer manager fee on subsequent sales of shares of our common stock in the Offering. Payments of dealer manager fees by OFS Advisor are not subject to reimbursement by the Company.
Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the six months ended June 30, 2018 and 2017. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Amount Per Share	Cash Distribution
Six Months Ended June 30, 2018
January 29, 2018	January 29, 2018, February 26, 2018, March 28, 2018	April 16, 2018	$0.0875	$234,076
April 26, 2018	April 26, 2018, May 29, 2018, and June 27, 2018	July 16, 2018	0.0875	297,097

Six Months Ended June 30, 2017
January 31, 2017	January 31, 2017	April 21, 2017	$0.0875	$6,859
February 27, 2017	February 28, 2017, March 31, 2017	April 21, 2017	0.0875	14,857
April 25, 2017	April 28, 2017, May 31, 2017, June 30, 2017	July 14, 2017	0.0875	38,753
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
Note 10. Subsequent Events Not Disclosed Elsewhere
On July 2, 2018, the Company collected $742,101 related to subscriptions receivable as of June 30, 2018. Subsequently, the Company sold an additional 86,533 common shares for additional net proceeds of $1,199,991.
On July 27, 2018, the Board declared a distribution of $0.0875 per common share, payable on October 15, 2018, to stockholders of record on each of July 27, 2018, August 29, 2018, and September 26, 2018.

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
We intend to raise up to $200,000,000 through the Offering, in reliance on exemptions from the registration requirements of the Securities Act. Placement activities are conducted by our officers and OFS Advisor. In addition, we have entered, and may enter, into additional agreements with placement agents or broker-dealers to solicit investor capital commitments (“Capital Commitments”). In particular, we and OFS Advisor have entered into the Dealer Manager Agreement with the Dealer Manager and certain participating broker-dealers to solicit Capital Commitments. Fees and expenses paid pursuant to these agreements will be paid in part by us and in part by OFS Advisor. On August 30, 2016, Funding I, a subsidiary of OFSAM, purchased 74,074 shares of our common stock in the Offering for gross proceeds of $1,000,000 ("Minimum Offering Requirement"), or $13.50 per share. No selling commissions or dealer manager fees were paid by us in connection with this purchase. On May 19, 2017, OFS Advisor agreed to pay the dealer manager fee on subsequent sales of shares of our common stock in the Offering. Payments of dealer manager fees by OFS Advisor are not subject to reimbursement by us. Since commencing operations on August 30, 2016, and as of August 14, 2018, we have sold a total of 1,398,245 shares of common stock for total gross proceeds of $19,303,780.
Our investment activities are managed by OFS Advisor and supervised by our Board, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee, and an incentive fee based on our investment performance. From August 30, 2016, the effective date of the Investment Advisory Agreement, through May 19, 2017, the base management fee was calculated at an annual rate of 2.0% and based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. On May 19, 2017, OFS Advisor agreed to permanently reduce the base management fee from 2.0% per annum to 1.25% per annum. Our sub-adviser will continue to receive the amount of management fees allocated to it pursuant to the Investment Sub-Advisory Agreement, subject to the reduced base management fee. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital, a publicly traded BDC with an investment strategy similar to the Company's. Evolv, a registered investment advisor, serves as our sub-advisor pursuant to the Investment Sub-Advisory Agreement.
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
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:

•
The Investment Advisory Agreement with OFS Advisor to manage our operating and investment activities. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. See "Item 1. Financial Statements –– Notes to Financial Statements – Note 3."

•
The Administration Agreement with OFS Services, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See "Item 1. Financial Statements – Notes to Financial Statements – Note 3."

•
Expense Limitation Agreements: OFS Advisor limits the Company's incurred expenses under two agreements: the Investment Advisory Agreement, which contains provisions limiting organization and offering costs, and Contractual Issuer Expenses; and an Expense Support Agreement, which limits all other operating expenses. Both agreement contain conditions under which we may become obligated to reimburse OFS advisor for expense limitations provided thereunder. See "Item 1. Financial Statements – Notes to Financial Statements – Note 3."

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
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those relating to revenue recognition, expense limitation agreements and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board. For descriptions of our revenue recognition and fair value policies, see "Item 8. Financial Statements – Notes to Financial Statements – Note 2" and "Management's Discussion and Analysis – Critical Accounting Policies and Significant Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2017.

Fair value estimates. The following table illustrates the sensitivity of our fair value measures to reasonably likely changes to the estimated discount rate and EBITDA multiple inputs used in our investment valuations at June 30, 2018:

	Fair Value at June 30, 2018	Weighted average discount rate/EBITDA multiple at June 30, 2018	Discount rate sensitivity		EBITDA multiple sensitivity
Valuation Method / Investment Type			-10% Weighted average	+10% Weighted average	+0.5x	-0.5x
Discounted cash flow
Debt investments:
Senior secured	$6,372,653	12.10%	$6,504,386	$6,151,504	N/A	N/A
Subordinated	1,440,818	13.32%	$1,500,590	$1,378,064	N/A	N/A

Enterprise value
Equity investments:
Common equity	270,750	6.79x	N/A	N/A	308,660	232,842
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
Portfolio Composition and Investment Activity
Portfolio Composition
The following table summarizes the composition of our investment portfolio as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$11,526,511	$11,587,423	$4,548,325	$4,556,911
Subordinated debt investments	1,445,036	1,440,818	456,254	459,278
Preferred equity investments	—	—	82,953	81,889
Common equity investments	215,258	270,750	37,500	40,581
	$13,186,805	$13,298,991	$5,125,032	$5,138,659
Total number of portfolio companies	21	21	13	13

(1)
Includes debt investment in which we have entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. At June 30, 2018, the aggregate amortized cost and fair value of this investment was $572,881 and $589,641, respectively.

As of June 30, 2018 and December 31, 2017, all of our senior secured debt investments were floating rate loans and our subordinated debt investments were fixed rate loans. The average amortized cost and fair value of our debt investments in each portfolio company was $648,577 and $651,412, respectively.

Our portfolio companies were domiciled in the United States at June 30, 2018 and December 31, 2017. The following table shows the portfolio composition by U.S. geographic region at amortized cost and fair value and as a percentage of total investments; the geographic composition is determined by the location of the portfolio company's corporate headquarters:

	Amortized Cost				Fair Value
	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
South - US	$3,512,041	26.6%	$1,961,189	38.3%	$3,576,194	26.9%	$1,972,063	38.3%
Northeast - U.S.	2,528,387	19.2	1,755,266	34.2	2,568,723	19.3	1,765,182	34.4
West - U.S.	2,913,391	22.1	439,515	8.6	2,904,871	21.8	435,546	8.5
Midwest - US	4,232,986	32.1	969,062	18.9	4,249,203	32.0	965,868	18.8
Total	$13,186,805	100.0%	$5,125,032	100.0%	$13,298,991	100.0%	$5,138,659	100.0%
As of June 30, 2018, our investment portfolio’s three largest industries by fair value, were (1) Industrial Machinery and Equipment Merchant Wholesalers of 12.8%, (2) Offices of Physicians, Mental Health Specialists of 12.7%, and (3) General Warehousing and Storage of 11.2%, totaling approximately 36.7% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4."
The following table presents our debt investment portfolio by investment size as of June 30, 2018 and December 31, 2017:

	Amortized Cost				Fair Value
	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
Up to $500,000	$3,272,365	25.2%	$4,412,274	88.2%	$3,289,733	25.2%	$4,412,885	88.0%
$500,000 to $1,000,000	4,821,779	37.2	592,305	11.8	4,843,664	37.2	603,304	12.0
$1,000,000 to $1,500,000	1,485,284	11.4	—	—	1,485,284	11.4	—	—
Greater than $1,500,000	3,392,119	26.2	—	—	3,409,560	26.2	—	—
Total	$12,971,547	100.0%	$5,004,579	100.0%	$13,028,241	100.0%	$5,016,189	100.0%
The following table displays the composition of our debt investment portfolio by weighted average yield as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Senior Secured	Subordinated	Total	Senior Secured	Subordinated	Total
Weighted Average Yield (1)	Debt	Debt	Debt	Debt	Debt	Debt
Less than 8%	2.7%	—%	2.4%	4.6%	—%	4.3%
8% - 10%	17.8	—	15.8	48.9	—	44.4
10% - 12%	53.7	—	47.7	36.8	—	33.4
12% - 14%	25.8	100.0	34.1	9.7	100.0	17.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield	10.89%	13.79%	11.21%	10.17%	13.79%	10.50%
(1) The weighted average yield on our debt investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees divided by (b) amortized cost of our debt investments as of the balance sheet date.
The weighted average yield on senior secured debt investments increased approximately 72 basis points during the six months ended June 30, 2018, as a result of net investments in new and existing portfolio companies. The remainder is attributable to increases in reference rates on variable-rate investments, predominantly three-month LIBOR.
The weighted average yield on total investments was 11.03% and 10.22% at June 30, 2018 and December 31, 2017, respectively. Weighted average yield on total investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees, plus the effective yield on our performing preferred equity investments, divided by (b) amortized cost of our total investment portfolio, including assets in non-accrual status as of the balance sheet date. The weighted average yield of our investments is not the same as a return on investment for our stockholders but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2017. All of our debt investments were classified as a risk category 3 as of June 30, 2018 and December 31, 2017.
Investment Activity
The following is a summary of our investment activity for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$3,552,225	$—	$8,020,553	$177,758
Investments in existing portfolio companies:
Follow-on investments	1,410,256	—	1,506,256	—
Refinanced investments	—	—	—	—
Delayed draw / revolver funding	—	—	69,257	—
Total investments in existing portfolio companies	1,410,256	—	1,575,513	—
Total investments in new and existing portfolio companies	$4,962,481	$—	$9,596,066	$177,758
Number of new portfolio company investments	3	—	9	—
Number of existing portfolio company investments	2	—	4	—
Proceeds from principal payments	$700,941	$—	$1,662,121	$—
Proceeds from investments sold or redeemed	—	72,743	—	87,236
Total proceeds from principal payments, equity distributions and investments sold	$700,941	$72,743	$1,662,121	$87,236
Notable investments in new portfolio companies during the six months ended June 30, 2018, include Online Tech Stores, LLC ($0.98 million subordinated loan) and Performance Team, LLC ($1.49 million senior secured loan).
The weighted-average yield of debt investments in new portfolio companies during the six months ended June 30, 2018, was 11.8%.
We purchased nine new senior secured investments for $1,090,268 during the six months ended June 30, 2017.
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

Comparison of the three and six months ended June 30, 2018, and 2017
Operating results for the three and six months ended June 30, 2018 and 2017, are as follows:
Investment Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income	$301,475	$19,708	$491,648	$22,937
Payment-in-kind dividend income	128	—	2,630	—
Fee income	29,735	—	30,400	—
Total investment income	$331,338	$19,708	$524,678	$22,937
Investment income for the three and six months ended June 30, 2018, consisted primarily of interest income on our debt investments and syndication fee income, and was $331,338 and $524,678, respectively. The increase in interest income is primarily due to the growth in our portfolio from the deployment of Offering proceeds. Syndication fee income resulted from approximately $38 million in loan originations during that period which OFS Advisor sourced, structured, and arranged the lending group, and for which we were additionally compensated. Additionally, the weighted-average yield on our portfolio increased from 9.25% at June 30, 2017, to 11.03% at June 30, 2018. See "—Portfolio Composition and Investment Activity."
Gross Expenses. Our gross expenses are limited under the Investment Management Agreement and the Expense Support Agreement; see "—Expense Limitations." Investment expenses by governing expense limitation agreement three and six months ended June 30, 2018 and 2017, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expenses subject to limitation under Investment Advisory Agreement:
Amortization of deferred offering costs	$48,205	$125,301	$86,039	$244,211
Contractual issuer expenses	5,520	13,938	9,271	28,244
Total expenses subject to limitation under Investment Advisory Agreement	53,725	139,239	95,310	272,455
Expenses subject to limitation under Expense Support Agreement:
Management fees	35,181	2,828	57,649	3,992
Administration fee	149,834	98,561	314,164	166,229
Professional fees	101,756	98,305	184,198	269,733
Insurance expense	26,867	28,462	45,065	56,925
Transfer agent fees	20,123	15,120	43,703	23,314
Other expenses	17,466	21,563	34,759	32,553
Total expenses subject to limitation under Expense Support Agreement	351,227	264,839	679,538	552,746
Total expenses	$404,952	$404,078	$774,848	$825,201
Expenses Limited under the Investment Management Agreement
Offering Expenses. We incurred offering costs of $44,588 and $21,431 during the three months ended June 30, 2018 and 2017, respectively. Offering costs incurred prior to the commencement of the Offering on July 18, 2016, were deferred and then amortized on a straight-line basis over twelve months from July 18, 2016. All offering costs incurred subsequent to July 18, 2016, are deferred and amortized over a twelve month period from the date incurred. Offering costs for the three and six months ended June 30, 2018 and 2017, include legal fees incurred related to ordinary due diligence and developing distribution platforms for our common stock. Offering costs for the three and six months ended June 30, 2017, also include non-recurring legal fees related to establishing custody agreements with clearing broker-dealers to permit their custody of our common stock.
Amortization of offering costs was $48,205 and $244,211 for the three and six months ended June 30, 2018, respectively. Higher amortization expense in the six months ended June 30, 2017, relate to the amortization of costs that accumulated through July 18, 2016, and amortized over the following year.
Contractual Issuer Expenses. We incurred Contractual Issuer Expenses of $5,520 and $13,938 for the three months ended June 30, 2018 and 2017, respectively, related to salaries and direct expenses of personnel of OFS Advisor and its affiliates directly involved in the activities enumerated above in offering expenses.

Expenses Limited under the Expense Support Agreement

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Management fees	$35,181	$2,828	$57,649	$3,992
Administrative fees	149,834	98,561	314,164	166,229
Professional fees	101,756	98,305	184,198	269,733
Total expenses under Expense Support Agreement	$286,771	$199,694	$556,011	$439,954
Management fees increased due to an increase in our management fee base (generally total assets less cash and subscriptions receivable) as a result of growth in our portfolio from the deployment of Offering proceeds. Administrative fees are primarily related to accounting and record-keeping services, and preparation and filing of required periodic reports with the SEC. Professional fees includes fees for our attorneys, independent accountants and consultants.
Expense Limitations
Expense Limitations under Investment Advisory Agreement. We reimbursed OFS Advisor $66,830 and $97,812 for organization and offering expenses, and Contractual Issuer Expenses for the three and six months ended June 30, 2018, respectively. These reimbursed amounts represent the net amount of expenses we recognized for these items and are in excess of those expenses subject to limitation under Investment Advisory Agreement for the three and six months ended June 30, 2018, of $53,725 and $95,310, which resulted in the recognition of additional expense of $13,105 and $2,502, respectively. We are conditionally obligated to pay OFS Advisor up to 1.5% of the gross proceeds raised in the Offering until all reimbursable organization and offering costs, and Contractual Issuer Expenses paid by OFS Advisor and its affiliates have been recovered. Reimbursable organization and offering costs, and Contractual Issuer Expenses were $1,061,307 as of June 30, 2018.
Under the terms of the Investment Advisory Agreement, organization and offering expenses, and Contractual Issuer Expenses for the three and six months ended June 30, 2017, have been limited to $62,395 and $69,152, respectively. We reimbursed OFS Advisor $18,515 and $23,013 in organization costs and Contractual Issuer Expenses during the three and six months ended June 30, 2017, which reduced other expense limitations for that period and resulted in net recognition of expense. We also reimbursed OFS Advisor $44,200 and $45,807 in offering costs during the three and six months ended June 30, 2017, of which $36,833 and $37,771, respectively, was amortized at the time of reimbursement, and reduced the expense limitations for that period, resulting in net recognition of expense. The remaining $7,367 and $8,036 was unamortized at the time of reimbursement and was reported as deferred offering costs on the balance sheet from where it continuing to amortize in accordance with its original amortization period, and was not subject to further limitation under expense limitation agreements with OFS Advisor. For the foreseeable future we do not expect reimbursement of unamortized offering expenses, necessitating the added complexity of recognizing such expenses on our balance sheet.
The determination of expense limitations under the Investment Advisory Agreement is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total expenses limited under Investment Advisory Agreement	$53,725	$139,239	$95,310	$272,455
Organization costs, amortization of deferred offering costs, and Contractual Issuer Expenses reimbursed and incurred:
Reimbursement of organization costs	(24,955)	(16,414)	(33,882)	(20,624)
Reimbursement of amortized offering costs	(40,193)	(36,833)	(61,983)	(37,771)
Amortization of reimbursed deferred offering costs	—	(7,047)	—	(8,368)
Reimbursement of Contractual Issuer Expenses	(1,682)	(2,101)	(1,947)	(2,389)
Organization costs, amortization of deferred offering costs, and Contractual Issuer Expenses reimbursed and incurred	(66,830)	(62,395)	(97,812)	(69,152)
Net organization and offering costs, and Contractual Issuer Expenses limitations (reimbursements) under Investment Advisory Agreement	$(13,105)	$76,844	$(2,502)	$203,303
Expense Limitations under Expense Support Agreement. Gross operating expenses (operating expenses exclusive of organization and offering expenses, and Contractual Issuer Expenses, and before limitations) are subject to limitation under the Expense Support Agreement. OFS Advisor's obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to unsupported investment company taxable income (expense) and the amount of the declared distribution; the Expense Support Agreement provides expense support such that distributions are not paid from Offering proceeds. The determination of expense limitation under the Expense Support Agreement for the three and six months ended June 30, 2018 and 2017, is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total investment income	$331,338	$19,708	$524,678	$22,937
Expenses limited under the Expense Support Agreement (1):
Interest expense, base management fees, and incentive fees	35,181	2,828	57,649	3,992
Other operating expenses as defined in the Expense Support Agreement (2)	315,013	262,010	621,889	548,754
Total expenses limited under the Expense Support Agreement	350,194	264,838	679,538	552,746
Temporary differences in recognition of ICTI and GAAP net investment income (1)	4,779	—	3,969	—
Unsupported investment company taxable income (loss)	(23,635)	(245,130)	(158,829)	(529,809)
Declared distributions	297,097	38,753	531,173	60,469
Expense limitation under Expense Support Agreement	$320,732	$283,883	$690,002	$590,278

(1)
Expense limitation under Expense Support Agreement is generally based on ICTI, which excludes organization costs, amortization of deferred offering costs, Contractual Issuer Expenses, and the related expense support under the Investment Advisory Agreement as such items are permanent differences between GAAP and taxable income. PIK dividends are excluded from the determination of ICTI until collected. See “Item 8. Financial Statements–Notes to Financial Statements–Note 7” in our Annual Report on Form 10-K.

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
Net unrealized appreciation on non-control/non-affiliate investments
Net unrealized appreciation on non-control/non-affiliate investments for the three and six months ended June 30, 2018, is principally due to market activity observed in the broadly-syndicated loans held by the Company and the positive impact of portfolio company-specific performance factors on equity investments.

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

	Six Months Ended June 30,
	2018	2017
Total investment income collected	$486,965	$20,721
Net cash provided by OFS Advisor under expense limitation agreements	737,029	539,465
Investment expenses paid	(707,817)	(546,052)
Net purchases and payments of portfolio investments	(8,025,049)	(1,074,375)
Net cash used in operating activities	(7,508,872)	(1,060,241)
Proceed from issuances of common stock	5,552,452	2,107,540
Cash distributions paid	(425,689)	(21,716)
Net change in cash and cash equivalents	$(2,382,109)	$1,025,583
We used $7,508,872 and $1,060,241 in cash from operating activities for the six months ended June 30, 2018 and 2017, respectively. The principal source of operating liquidity is investment income collected and expense support received from OFS Advisor through the Investment Advisory Agreement and the Expense Support Agreement. The increase in total investment income collected is due to the growth in our portfolio from the deployment of Offering proceeds.
Investment expenses paid for the six months ended June 30, 2018 increased $161,765 from the comparable period in 2017, predominantly due to increase in administrative fees of $147,935.
Net purchases and origination of portfolio investments relates to the deployment of Offering proceeds. See "—Portfolio Composition and Investment Activity."
We collected $5,552,452 and $2,107,540 from the sale of our common stock during the six months ended June 30, 2018 and 2017, respectively. Offering proceeds are net of aggregate commissions and dealer manager fees of $363,794 and $79,815 for the six months ended June 30, 2018 and 2017, respectively, of which $172,216 and $50,055, respectively, were paid by OFS Advisor. On July 2, 2018, we collected $742,101 related to subscriptions receivable as of June 30, 2018.
During the six months ended June 30, 2018, we paid $425,689 in dividends to common stockholders, and subsequent to June 30, 2018, we paid $297,097 in dividends to our common stockholders.
Other Liquidity Matters
We expect to fund the growth of our investment portfolio through the private placement of our common shares and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act. We cannot assure stockholders that our plans to raise capital will be successful. In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the ability to fund new investments or make additional investments in our portfolio companies. The illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.
In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of any borrowings or outstanding preferred stock (of which we had none at June 30, 2018 and December 31, 2017) of at least 200% (or 150% if certain requirements are met). This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.

Contractual Obligations
On July 15, 2016, we, with approval by our Board, entered into the Investment Advisory Agreement, the Expense Support Agreement, the Investment Sub-Advisory Agreement, and the Administration Agreement. See “Item 1. Financial Statements – Notes to Financial Statements – Note 3.”
Off-Balance Sheet Arrangements
Amounts Conditionally Reimbursable to OFS Advisor.
OFS Advisor and its affiliates have incurred organizational and offering costs, and Contractual Issuer Expenses related to the Company of which $1,061,307 and $1,059,648 were unreimbursed as of June 30, 2018 and December 31, 2017, respectively. We remain conditionally liable for organization and offering costs incurred by OFS Advisor and its affiliates on our behalf. See “Item 1. Financial Statements – Notes to FInancial Statements – Note 3.”
OFS Advisor has provided aggregate operating expense support of $2,318,599 and $1,628,596 as of June 30, 2018 and December 31, 2017, respectively. We remain conditionally liable for operating expense support provided by OFS Advisor. See “Item 1. Financial Statements – Notes to Financial Statements – Note 3.”
Unfunded Commitments.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $626,427 of total unfunded commitments to three portfolio companies at June 30, 2018.
Distributions
We have elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain our status as a RIC, we are required to distribute annually to our stockholders at least 90% of our, as defined by the Code. Additionally, to avoid a 4% excise tax on undistributed earnings we are required to distribute each calendar year the sum of (i) 98% of our ordinary income for such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. Maintenance of our RIC status also requires adherence to certain source of income and asset diversification requirements. Generally, a RIC is entitled to deduct dividends it pays to its stockholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, and taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual PIK interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest and dividends or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation, and amortization expense.
We do not currently qualify as a “publicly offered regulated investment company,” as defined in the Code. Accordingly, stockholders will be taxed as though they received a distribution of some of the our expenses. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC for the 2019 tax year, and we cannot determine when we will qualify as a publicly offered RIC. Since we are not a publicly offered RIC, a non-corporate stockholder’s allocable portion of our affected expenses, including a portion of our management fees, will be treated as an additional distribution to the stockholder. A non-corporate stockholder’s allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such stockholders.
Our Board maintains a variable dividend policy with the objective of distributing four quarterly distributions in an amount not less than 90-100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, we may also pay an additional special dividend, or fifth dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s stockholders.

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
Share Repurchases
Subject to the discretion of our Board, we may commence tender offers to allow our stockholders to sell their shares back to us at a price equal to the most recently disclosed net asset value per share of our common stock immediately prior to the date of repurchase. Any such repurchases would be limited to approximately 10% of the weighted average number of our outstanding shares in any 12-month period.
Recent Developments
On July 27, 2018, the Board declared a distribution of $0.0875 per common share, payable on October 15, 2018, to stockholders of record on each of July 27, 2018, August 29, 2018, and September 26, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2017.
Assuming that the interim, unaudited balance sheet as of June 30, 2018, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase	Interest income	Interest expense	Net increase in net investment income
50	$61,192	$—	$61,192
100	120,023	—	120,023
150	178,854	—	178,854
200	237,685	—	237,685
250	296,516	—	296,516

Basis point decrease	Interest income	Interest expense	Net decrease in net investment income
50	$(56,470)	$—	$(56,470)
100	(115,302)	—	(115,302)
150	(137,881)	—	(137,881)
200	(138,005)	—	(138,005)
250	(138,049)	—	(138,049)

Item 4.  Controls and Procedures
Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2018, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Other than the risk described below, there have been no material changes from the risk factors previously disclosed in “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and first Quarter Report on Form 10-Q, which should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
Because the Company is not currently a “publicly offered regulated investment company,” as defined in the Code, certain U.S. stockholders will be treated as having received a dividend from us in the amount of such U.S. stockholders’ allocable share of certain Company expenses, including a portion of its management fees, and such expenses will be treated as miscellaneous itemized deductions of such U.S. stockholders that are not currently deductible.
The Company does not currently qualify as a “publicly offered regulated investment company,” as defined in the Code. Accordingly, stockholders will be taxed as though they received a distribution of some of the Company’s expenses. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. The Company anticipates that it will not qualify as a publicly offered RIC for the 2019 tax year, and the Company cannot determine when it will qualify as a publicly offered RIC. Since the Company is not a publicly offered RIC, a non-corporate stockholder’s allocable portion of the Company’s affected expenses, including a portion of its management fees, will be treated as an additional distribution to the stockholder. A non-corporate stockholder’s allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended June 30, 2018, we sold 317,537 shares of our common stock for gross proceeds of $4,458,800, or a weighted average price of $14.04 per share, to investors who participated in the Offering and each of whom met the criteria of an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act.
The offer and sale of the Company’s common stock in the Offering was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of, and Rule 506 of Regulation D under, the Securities Act. We paid $166,999 in commissions in connection with the sale of the shares. OFS Advisor paid commissions of $133,659.
Because shares of our common stock have been acquired by investors in one or more transactions "not involving a public offering," they are "restricted securities" and may be required to be held indefinitely. Our common stock may not be sold, transferred, assigned, pledged or otherwise disposed of unless: (i) the transferor provides OFS Advisor with at least 10 days written notice of the transfer; (ii) the transfer is made in accordance with applicable securities laws; and (iii) the transferee agrees in writing to be bound by these restrictions and the other restrictions imposed on the common stock and to execute such other instruments or certifications as are reasonably required by us. Accordingly, an investor must be willing to bear the economic risk of investment in the common stock until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the common shares may be made except by registration of the transfer on our books.
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

Dated: August 14, 2018	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer