Form 10-Q
period 2018-09-30
Hancock Park Corporate Income, Inc.
filed 2018-11-13
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of November 12, 2018 was 1,715,074.

HANCOCK PARK CORPORATE INCOME, INC.

Defined Terms
We have used "we," "us," "our," "our company," and "the Company" to refer to Hancock Park Corporate Income, Inc. in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration agreement between the Company and OFS Services, dated July 15, 2016
Advisers Act	The Investment Advisers Act of 1940, as amended
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the FASB
ASC Topic 820	ASC Topic 820, "Fair Value Measurement"
ASC Topic 946	ASC Topic 946, "Financial Services—Investment Companies"
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Contractual Issuer Expenses	Salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in offering and other contractually-defined activities
Dealer Manager	International Assets Advisory, LLC
Dealer Manager Agreement	Broker dealer management agreement dated August 1, 2016 between the Company, OFS Advisor and the Dealer Manager
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
Evolv	Evolv Capital Advisors LLC, a registered investment adviser under the Advisers Act, and sub-adviser to the Company
Expense Support Agreement	Expense support and conditional reimbursement agreement dated July 15, 2016, between the Company and OFS Advisor
FASB	Financial Accounting Standards Board
Funding I	OFS Funding I, LLC, a wholly-owned subsidiary of OFSAM and an affiliate of OFS Advisor
GAAP	Accounting principles generally accepted in the United States
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment advisory and management agreement between the Company and OFS Advisor, dated July 15, 2016
Investment Sub-Advisory Agreement	Investment sub-advisory agreement between the Company, OFS Advisor, and Evolv, dated July 15, 2016
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Minimum Offering Requirement
The minimum capitalization requirement to commence the Offering. This was satisfied on August 30, 2016, when Funding I, a subsidiary of OFSAM, purchased 74,074 shares of our common stock in the Offering for gross proceeds of $1,000,000, or $13.50 per share

Net Loan Fees	The cumulative amount of fees, such as discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan.
OCCI	OFS Credit Company Income, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock

Term	Explanation or Definition
OFS Advisor	OFS Capital Management, LLC, a wholly-owned subsidiary of OFSAM and registered investment advisor under the Advisers Act
OFS Capital	OFS Capital Corporation, a Delaware corporation and publicly-traded BDC for whom OFS Advisor serves as investment advisor
OFS Services	OFS Capital Services, LLC, a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations
PIK	Payment-in-kind. PIK interest and dividends are paid in the form of additional loan principal or preferred securities.
Prime Rate	United States Prime interest rate
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
RIC	Regulated investment company under the Code
SBCAA	Small Business Credit Availability Act
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Transaction Price	The cost of an arm's length transaction occurring in the same security

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "would," "should," "targets," "projects," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
We have based the forward-looking statements on information available to us on the date of this Quarterly Report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we may file with the SEC in the future, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The forward-looking statements and projections contained in this Quarterly Report on Form 10-Q are excluded from the safe harbor protection provided by Section 21E of the Exchange Act.
The following should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Hancock Park Corporate Income, Inc.
Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
Assets:
Non-control/non-affiliate investments at fair value (amortized cost of $20,759,029 and $5,125,032 respectively)	$20,753,089	$5,138,659
Cash and cash equivalents	1,863,533	6,259,541
Interest receivable	118,585	49,930
Receivable from advisor and affiliates (see Note 3)	172,403	265,749
Subscriptions receivable	2,066,150	—
Prepaid expenses and other assets	70,567	65,919
Total assets	$25,044,327	$11,779,798

Liabilities:
Interest payable	$1,847	$—
Administrative fee payable	194,447	150,976
Payable for investments purchased	2,595,469	—
Accrued professional fees	166,546	159,516
Distribution payable	366,020	191,613
Other accrued expenses	15,050	7,661
Total liabilities	3,339,379	509,766

Commitments and contingencies ($4,077,919 and $3,255,208, respectively; see Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized as of September 30, 2018, and December 31, 2017; 1,472,351 and 845,700 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively; 159,492 and -0- shares subscribed as of September 30, 2018 and December 31, 2017, respectively	1,632	846
Paid-in capital in excess of par	21,707,263	11,251,552
Total distributable earnings (loss)	(3,947)	17,634
Total net assets	21,704,948	11,270,032

Total liabilities and net assets	$25,044,327	$11,779,798

Number of shares outstanding or subscribed	1,631,843	845,700
Net asset value per share	$13.30	$13.33

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Statement of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment income
Interest income	$459,634	$53,301	$951,282	$76,238
Payment-in-kind dividend income	—	1,171	2,630	1,171
Fee income	21,510	15,696	51,910	15,696
Total investment income	481,144	70,168	1,005,822	93,105

Operating expenses
Amortization of deferred offering costs	45,628	45,176	131,667	289,387
Contractual issuer expenses (see Note 3)	2,490	11,111	11,761	39,355
Interest expense	6,026	—	6,026	—
Management fees	53,826	6,138	111,475	10,130
Administrative fees	135,542	96,565	449,706	262,794
Professional fees	133,304	80,451	317,502	350,184
Insurance expense	20,829	27,345	65,894	84,270
Transfer agent fees	20,622	16,400	64,325	39,714
Other expenses	29,712	17,143	64,471	49,696
Total operating expenses	447,979	300,329	1,222,827	1,125,530
Less: Net expense limitations under agreements with adviser (see Note 3)	(256,497)	(317,403)	(943,997)	(1,110,984)
Net operating expenses	191,482	(17,074)	278,830	14,546

Net investment income	289,662	87,242	726,992	78,559

Net realized and unrealized gain (loss) on investments
Net realized gain on investments	—	—	1,414	—
Net unrealized depreciation on investments	(118,672)	(3,363)	(20,113)	(3,723)
Net loss on investments	(118,672)	(3,363)	(18,699)	(3,723)

Net increase in net assets resulting from operations	$170,990	$83,879	$708,293	$74,836

Net investment income per common share – basic and diluted	$0.21	$0.18	$0.63	$0.32
Net increase in net assets resulting from operations per common share – basic and diluted	$0.12	$0.17	$0.62	$0.31
Distributions declared per common share	$0.26	$0.26	$0.78	$0.78
Basic and diluted weighted average shares outstanding or subscribed	1,401,099	491,215	1,145,357	241,790

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Statement of Changes in Net Assets (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Common Stock
Balance at beginning of period	$1,312	$416	$846	$78
Common stock issued or subscribed	320	248	786	586
Balance at September 30	1,632	664	1,632	664

Paid-in capital in excess of par
Balance at beginning of period	17,446,406	5,535,349	11,251,552	1,044,797
Common stock issued or subscribed	4,328,940	3,343,153	10,623,029	7,902,857
Permanent differences between the GAAP and tax treatment of net investment income and net realized gains	(68,083)	(53,871)	(167,318)	(123,023)
Balance at September 30	21,707,263	8,824,631	21,707,263	8,824,631

Total distributable income (loss)
Balance at beginning of period	122,999	(208)	17,634	152
Net investment income	289,662	87,242	726,992	78,559
Realized gain on investment	—	—	1,414	—
Unrealized depreciation net of taxes	(118,672)	(3,363)	(20,113)	(3,723)
Distributions to stockholders	(366,019)	(124,268)	(897,192)	(184,737)
Permanent differences between the GAAP and tax treatment of net investment income and net realized gains	68,083	53,871	167,318	123,023
Balance at September 30	(3,947)	13,274	(3,947)	13,274

Total net assets at September 30	$21,704,948	$8,838,569	$21,704,948	$8,838,569

Shares outstanding or subscribed
Balance at beginning of period	1,311,712	416,103	845,700	78,385
Number of shares issued	320,131	247,419	786,143	585,137
Number of shares outstanding or subscribed at September 30	1,631,843	663,522	1,631,843	663,522

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Statement of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$708,293	$74,836
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized appreciation on investments	17,574	3,723
Net realized gains on investments	(1,414)	—
Amortization of Net Loan Fees and discounts on investments	(41,033)	(1,768)
Amendment fees collected	2,020	750
Amortization of deferred offering costs	—	10,463
Amortization of deferred debt issuance costs	4,178	—
Paid-in-kind interest and dividend income	(14,063)	(2,199)
Deferral of offering costs reimbursed to advisor	—	(8,036)
Purchase of portfolio investments	(15,209,416)	(2,842,121)
Proceeds from principal payments on portfolio investments	2,152,105	117,331
Redemption of equity securities	87,236	—
Changes in operating assets and liabilities:
Interest receivable	(68,655)	(11,200)
Due from advisor and affiliates	93,346	(89,547)
Administrative fee payable	43,471	29,538
Other assets and liabilities	60,761	8,722
Net cash used in operating activities	(12,165,597)	(2,709,508)

Cash flows from financing activities
Net proceeds from issuance of common stock	8,555,125	6,212,840
Distributions paid to stockholders	(722,786)	(60,469)
Payment of debt issuance costs	(62,750)	—
Net cash provided by financing activities	7,769,589	6,152,371

Net increase (decrease) in cash and cash equivalents	(4,396,008)	3,442,863
Cash and cash equivalents at beginning of period	6,259,541	974,310
Cash and cash equivalents at end of period	$1,863,533	$4,417,173

Supplemental disclosure of cash flow information:
Organization and offering costs, and contractual issuer expenses paid by investment advisor and its affiliates (see Note 3)	$193,837	$141,356
Amortization of deferred offering costs limited by investment advisor (see Note 3)	131,667	278,924

See Notes to Financial Statements.

Hancock Park Corporate Income, Inc.
Schedule of Investments
September 30, 2018

Portfolio Company (1) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
BayMark Health Services	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		10.35%	(L +8.25%)	3/22/2018	3/1/2025	$1,000,000	$990,761	$986,717	4.5%

Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (6)		10.21%	(L +7.25%)	8/23/2017	8/23/2022	577,488	569,572	581,444	2.7
Senior Secured Loan (Revolver)		9.59%	(L +7.25%)	8/23/2017	8/23/2022	37,500	36,874	37,326	0.2
						614,988	606,446	618,770	2.9
Cirrus Medical Staffing, Inc.	Temporary Help Services
Senior Secured Loan		10.63%	(L +8.25%)	3/5/2018	10/19/2022	850,411	841,297	833,678	3.8
Senior Secured Loan (Revolver)		10.63%	(L +8.25%)	3/5/2018	10/19/2022	8,357	8,357	8,193	—
						858,768	849,654	841,871	3.8
Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		11.74%	(L +9.50%)	6/6/2017	5/8/2019	447,640	444,012	443,996	2.0

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		7.39%	(L +5.00%)	4/27/2017	4/21/2024	24,688	24,491	23,732	0.1
Senior Secured Loan		11.39%	(L +9.00%)	4/26/2017	4/21/2025	550,000	554,229	532,719	2.5
						574,688	578,720	556,451	2.6
Convergint Technologies	Security Systems Services (except Locksmiths)
Senior Secured Loan		8.99%	(L +6.75%)	9/28/2018	2/2/2026	593,750	596,720	596,719	2.7

Hancock Park Corporate Income, Inc.
Schedule of Investments
September 30, 2018

Portfolio Company (1) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Davis Vision, Inc.	Direct Health and Medical Insurance Carriers
Senior Secured Loan		9.00%	(L +6.75%)	7/16/2018	12/1/2025	$900,000	$898,901	$898,901	4.1%

DRS Imaging Services, LLC,	Data Processing, Hosting, and Related Services
Senior Secured Loan (6)		12.75%	(L +8.00%)	3/8/2018	3/8/2023	553,846	544,434	550,585	2.5
Common Equity (46 units) (7)				3/8/2018			46,154	46,632	0.2
						553,846	590,588	597,217	2.7
DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		4.99%	(L +2.75%)	8/22/2017	8/15/2024	97,799	97,387	97,012	0.4
Senior Secured Loan		9.17%	(L +7.00%)	8/22/2017	8/15/2025	1,590,882	1,595,160	1,597,918	7.4
						1,688,681	1,692,547	1,694,930	7.8
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (2)		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	468,245	461,043	462,275	2.1
Common Equity (3,750 units) (7)				7/13/2017			37,500	38,188	0.2
						468,245	498,543	500,463	2.3
JBR Clinical Research, Inc.	Research and Development in the Social Sciences and Humanities
Senior Secured Loan (6)		9.34%	(L +6.25%)	8/2/2018	8/2/2023	900,000	900,000	900,000	4.1

Hancock Park Corporate Income, Inc.
Schedule of Investments
September 30, 2018

Portfolio Company (1) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Online Tech Stores, LLC	Stationery and Office Supplies Merchant Wholesalers
Subordinated Loan		10.50% cash / 1.00% PIK	N/A	2/1/2018	8/1/2023	$1,006,653	$989,065	$994,967	4.6%

OnSite Care, PLLC	Home Health Care Services
Senior Secured Loan (6)		9.98%	(L +6.25%)	8/10/2018	8/10/2023	900,000	891,256	891,256	4.1

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		11.00%	(L +8.75%)	11/16/2017	6/30/2025	680,000	679,374	687,000	3.2

Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		9.85%	(L +7.75%)	9/24/2018	5/1/2026	2,000,000	2,010,000	2,010,000	9.3

Performance Team LLC	General Warehousing and Storage
Senior Secured Loan		12.23%	(L +10.00%)	5/24/2018	11/24/2023	1,500,000	1,485,970	1,501,500	6.9

Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		12.33%	(L +10.25%)	3/23/2018	3/23/2023	500,000	491,052	490,000	2.3
Common Equity (86 units) (7)				3/23/2018			85,714	91,706	0.4
						500,000	576,766	581,706	2.7
Rack Merger Sub Inc	Packaging Machinery Manufacturing
Senior Secured Loan		9.41%	(L +7.25%)	5/22/2017	10/3/2022	178,889	175,384	178,889	0.8

Hancock Park Corporate Income, Inc.
Schedule of Investments
September 30, 2018

Portfolio Company (1) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		6.84%	(L +4.50%)	6/7/2017	5/26/2023	$70,282	$69,734	$69,886	0.3%
Senior Secured Loan		10.84%	(L +8.50%)	6/7/2017	11/26/2023	178,571	176,438	175,817	0.8
						248,853	246,172	245,703	1.1
RPLF Holdings, LLC	Software Publishers
Common Equity (45,890 units) (7)				1/17/2018			45,890	54,425	0.3

SSH Group Holdings, Inc.,	Child Day Care Services
Senior Secured Loan		6.59%	(L +4.25%)	7/26/2018	7/30/2025	96,000	95,765	95,765	0.4
Senior Secured Loan		10.59%	(L +8.25%)	7/26/2018	7/30/2026	704,000	697,096	697,096	3.2
						800,000	792,861	792,861	3.6
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		6.49%	(L +4.25%)	5/15/2018	12/11/2024	106,245	105,995	105,132	0.5
Senior Secured Loan		10.24%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,593,181	1,563,276	7.2
						1,699,465	1,699,176	1,668,408	7.7
The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		10.98%	(L +8.75%)	12/22/2017	12/22/2022	500,000	493,662	490,981	2.3
Senior Secured Loan (Delayed Draw)		10.98%	(L +8.75%)	7/20/2018	12/22/2022	166,667	166,667	163,660	0.8
						666,667	660,329	654,641	3.1
TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Loan		9.99%	(L +7.75%)	2/16/2017	11/6/2021	84,339	84,225	84,339	0.4

Hancock Park Corporate Income, Inc.
Schedule of Investments
September 30, 2018

Portfolio Company (1) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		5.96%	(L +3.75%)	5/30/2017	4/22/2024	$16,195	$16,065	$16,186	0.1%
Senior Secured Loan		10.46%	(L +8.25%)	5/30/2017	4/21/2025	878,456	886,187	887,044	4.1
						894,651	902,252	903,230	4.2
Wand Intermediate I LP	Automotive Body, Paint, and Interior Repair and Maintenance
Senior Secured Loan		9.58%	(L +7.25%)	5/14/2018	9/19/2022	864,000	873,417	868,129	4.0

Total Investments						$20,624,123	$20,759,029	$20,753,089	88.8%

(1)
Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Rule 6-03(f) of Regulation S-X or Rule 144 of the Securities Act.

(2)
The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of September 30, 2018:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%

(3)
Substantially all of the debt investments bear interest at rates that determined by reference to LIBOR (L), and which are reset monthly or quarterly. For all variable-rate investments the schedule presents the spread over LIBOR and the interest rate as of September 30, 2018. All investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(4)	Fair value was determined using significant unobservable inputs for all of the Company's investments. See Note 5 for further details.

(5)	Reserved.

Hancock Park Corporate Income, Inc.
Schedule of Investments
September 30, 2018

(6)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of September 30, 2018:

Portfolio Company	Credit Agreement	Additional Interest per Annum
Carolina Lubes, Inc.	9.59%	0.62%
DRS Imaging Services, LLC	10.31%	2.44%
JBR Clinical Research, Inc.	8.6%	0.74%
OnSite Care, PLLC	8.51%	1.63%

(7)	Non-income producing.

Hancock Park Corporate Income, Inc.
Schedule of Investments
December 31, 2017

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
Aegis Acquisition, Inc.	Testing Laboratories
Senior Secured Loan		10.17%	(L +8.50%)	10/31/2017	8/24/2021	$480,000	$473,120	$468,910	4.2%

BJ's Wholesale Club, Inc.	Warehouse Clubs and Supercenters
Senior Secured Loan		8.95%	(L +7.50%)	3/22/2018	2/3/2025	468,306	455,924	457,964	4.1

Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (5)		9.28%	(L +7.25%)	8/23/2017	8/23/2022	589,286	579,658	589,836	5.2
Senior Secured Loan (Revolver)		8.59%	(L +7.25%)	8/23/2017	8/23/2022	13,393	12,647	13,468	0.1
Preferred Equity (26 units) 14% PIK				8/23/2017			82,953	81,889	0.7
						602,679	675,258	685,193	6.0

Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		10.98%	(L +9.50%)	6/6/2017	5/8/2019	447,640	439,515	435,546	3.9

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		6.69%	(L +5.00%)	4/27/2017	4/21/2024	24,875	24,651	25,128	0.2
Senior Secured Loan		10.69%	(L +9.00%)	4/26/2017	4/21/2025	50,000	49,314	49,844	0.4
						74,875	73,965	74,972	0.6

Hancock Park Corporate Income, Inc.
Schedule of Investments
December 31, 2017

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		4.42%	(L +2.75%)	8/22/2017	8/15/2024	$99,750	$99,277	$99,773	0.9%
Senior Secured Loan		8.42%	(L +7.00%)	8/22/2017	8/15/2025	400,000	396,181	393,072	3.5
						499,750	495,458	492,845	4.4
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	464,712	456,254	459,278	4.1
Common Equity (3,750 units) (6)				7/13/2017			37,500	40,581	0.4
						464,712	493,754	499,859	4.5
Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		10.45%	(L +8.75%)	11/16/2017	6/30/2025	480,000	476,164	473,420	4.2

Rack Merger Sub Inc	Packaging Machinery Manufacturing
Senior Secured Loan		8.75%	(L +7.25%)	5/22/2017	10/3/2022	183,333	179,071	183,333	1.6

Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		6.19%	(L +4.50%)	6/7/2017	5/26/2023	70,818	70,177	70,159	0.6
Senior Secured Loan		10.19%	(L +8.50%)	6/7/2017	11/26/2023	178,571	176,128	176,558	1.6
						249,389	246,305	246,717	2.2

Hancock Park Corporate Income, Inc.
Schedule of Investments
December 31, 2017

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		10.28%	(L +8.75%)	12/22/2017	12/20/2022	$500,000	$492,541	$496,271	4.4%

TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Loan		9.32%	(L +7.75%)	2/16/2017	11/6/2021	150,606	150,353	150,606	1.3

Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		5.64%	(L +4.00%)	5/30/2017	4/21/2024	16,318	16,169	16,339	0.1
Senior Secured Loan		9.89%	(L +8.25%)	5/30/2017	4/21/2025	453,456	457,435	456,684	4.1
						469,774	473,604	473,023	4.2
Total Investments						$5,071,064	$5,125,032	$5,138,659	45.6%

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
In addition, OFS Advisor serves as the investment adviser for OFS Capital is a publicly traded BDC with an investment strategy similar to the Company. OFS Advisor also serves as the investment adviser for OCCI, a newly organized, non-diversified, externally managed, closed-end management investment company that has registered as an investment company under the 1940 Act that primarily invests in the equity tranche of CLOs.
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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance effective September 30, 2018.
The Company did not adopt any other new accounting pronouncements during the nine months ended September 30, 2018 that had, or is expected to have, a material impact on the Company's financial statements.
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
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital and OCCI.
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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

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
Unless terminated earlier as described below, the Investment Advisory Agreement was originally approved for a period of two years from August 30, 2016 to August 30, 2018 and will remain in effect from year-to-year thereafter if approved annually by the Company’s Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the Company’s directors who are not “interested persons” as defined in the 1940 Act. On April 5, 2018, the Board continued the Investment Advisory Agreement for a twelve month period from August 30, 2018 to August 30, 2019. The Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, and may be terminated by the Company or OFS Advisor without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice.
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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

due, are payable by OFS Advisor to Evolv quarterly in arrears. In addition, certain registered representatives of Evolv are also representatives of the Dealer Manager.
Unless terminated earlier as described below, the Investment Sub-Advisory Agreement was originally approved for a period of two years from August 30, 2016 to August 30, 2018 and will remain in effect from year-to-year thereafter if approved annually by the Company’s Board, including a majority of the Company’s directors who are not interested persons, or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities. The Investment Sub-Advisory Agreement may be terminated at any time by Evolv upon not less than 60 days’ prior written notice to the Company and OFS Advisor, or by the Company or OFS Advisor upon not less than 60 days’ prior written notice to Evolv and upon (i) the vote of a majority of the Company's outstanding voting securities or (ii) the vote of a majority of the Company’s Board, including a majority of the independent directors. On April 5, 2018, the Board continued the Investment Sub-Advisory Agreement for a twelve month period from August 30, 2018 to August 30, 2019. The Investment Sub-Advisory Agreement will automatically terminate in the event of its assignment. For the three year period following termination of the Investment Sub-Advisory Agreement, other than for cause, as such term is defined in the Investment Sub-Advisory Agreement, Evolv will be entitled to receive from OFS Advisor a percentage (up to 20%) of the management fee and incentive fees received by OFS Advisor with respect to every quarter in such three-year period.
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
Expenses recognized for the three and nine months ended September 30, 2018 and 2017, under agreements with OFS Advisor and OFS Services are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Base management fee	$53,826	$6,138	$111,475	$10,130
Administration fee	135,542	96,565	449,706	262,794
Expense Limitation Agreements: OFS Advisor limits the Company's incurred expenses under two agreements: the Investment Advisory Agreement, which contains provisions limiting organization and offering costs and Contractual Issuer Expenses; and an Expense Support Agreement, which limits all other operating expenses. Net expense limitations provided under the Investment Advisory Agreement and Expense Support Agreement for the three and nine months ended September 30, 2018 and 2017, are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net organization and offering costs, and Contractual Issuer Expenses limitations (reimbursements) under Investment Advisory Agreement	$(18,842)	$2,416	$(21,344)	$205,719
Operating expense limitations under Expense Support Agreement	275,339	314,987	965,341	905,265
Net expense limitations under agreements with OFS Advisor	$256,497	$317,403	$943,997	$1,110,984

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

The Company is conditionally obligated to reimburse OFS Advisor for aggregate expense support provided of $3,614,699 and $2,688,244 at September 30, 2018 and December 31, 2017, respectively, as presented below:

	September 30, 2018	December 31, 2017
Unreimbursed costs under Investment Advisory Agreement:
Organization costs	$272,298	$332,044
Offering costs:
Unamortized as of balance sheet date	70,603	88,146
Amortized as of balance sheet date	440,573	409,933
Contractual Issuer Expenses	237,287	229,525
Unreimbursed operating expense support under Expense Support Agreement	2,593,938	1,628,596
Total conditional reimbursement obligation under expense limitation agreements with OFS Advisor	$3,614,699	$2,688,244
At September 30, 2018, the Company was due $172,403 from OFS Advisor and its affiliates. The Company was due $158,012 under the Expense Support Agreement, net of $53,826 owed for management fees and $66,960 owed under the reimbursement provisions of the Investment Advisory Agreement. The conditional reimbursement provisions of the Investment Advisory Agreement and Expense Support Agreement are discussed below.
Organization and Offering Costs, and Contractual Issuer Expense Limitations: The Company is conditionally liable for organizational and offering costs, and Contractual Issuer Expenses that OFS Advisor and its affiliates have incurred on its behalf under the terms of the Investment Advisory Agreement. The Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all reimbursable organization and offering costs paid by OFS Advisor and its affiliates have been recovered. Organization and offering expenses incurred by OFS Advisor or its affiliates will be eligible for reimbursement for three years from the date incurred. Unreimbursed organization and offering costs, and Contractual Issuer Expenses as of September 30, 2018, are summarized below:

Period incurred	Unreimbursed Total
Three months ended March 31, 2016	$204,515
Three months ended June 30, 2016	268,183
Three months ended September 30, 2016	177,768
Three months ended December 31, 2016	35,649
Three months ended March 31, 2017	50,512
Three months ended June 30, 2017	35,369
Three months ended September 30, 2017	43,760
Three months ended December 31, 2017	79,120
Three months ended March 31, 2018	49,363
Three months ended June 30, 2018	50,109
Three months ended September 30, 2018	26,413
Total unreimbursed organization and offering costs, and Contractual Issuer Expenses	$1,020,761
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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

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
Unreimbursed support for operating expenses provided under the Expense Support Agreement as of September 30, 2018, is summarized below:

		Other Operating Expense Ratio
Supported period	Amount of expense limitation	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share (1)
Three months ended September 30, 2016	$237,837	75.2%	102.7%	7.0%(2)
Three months ended December 31, 2016	169,115	64.3%	102.7%	7.0%(2)
Three months ended March 31, 2017	306,395	82.0%	18.1%	7.0%
Three months ended June 30, 2017	283,883	19.0%	18.1%	7.0%
Three months ended September 30, 2017	314,988	10.7%	18.1%	7.0%
Three months ended December 31, 2017	316,379	8.1%	18.1%	7.0%
Three months ended March 31, 2018	369,270	10.1%	n/m(3)	7.0%
Three months ended June 30, 2018	320,732	8.9%	n/m(3)	7.0%
Three months ended September 30, 2018	275,339	8.5%	n/m(3)	7.0%
Total unreimbursed operating expense limitations provided under Expense Support Agreement	$2,593,938

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
Note 4. Investments
As of September 30, 2018, the Company had loans to 25 portfolio companies, of which 93% were senior secured loans and 7% were subordinated loans, at fair value, as well as equity investments in four of these portfolio companies, while holding equity only in one portfolio company. At September 30, 2018, investments consisted of the following:

	Amortized Cost	Percentage of Net Assets	Fair Value	Percentage of Net Assets
Senior secured debt investments (1)	$19,093,663	88.0%	$19,064,896	87.8%
Subordinated debt investments	1,450,108	6.7	1,457,242	6.7
Common equity	215,258	1.0	230,951	1.1
Total	$20,759,029	95.7%	$20,753,089	95.6%
(1) Includes debt investments in which we have entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. Amortized cost and fair value of these investments were $2,905,262 and $2,923,285, respectively.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

At September 30, 2018, all of the Company’s investments were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of:			Percentage of:
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$596,720	2.9%	2.7%	$596,719	2.9%	2.7%
Temporary Help Services	849,654	4.1	3.9	841,871	4.1	3.9
Arts, Entertainment, and Recreation
All Other Amusement and Recreation Industries	660,329	3.2	3.0	654,641	3.2	3.0
Construction
Plumbing, Heating, and Air-Conditioning Contractors	576,766	2.8	2.7	581,706	2.8	2.7
Finance and Insurance
Direct Health and Medical Insurance Carriers	898,901	4.3	4.1	898,901	4.3	4.1
Insurance Agencies and Brokerages	444,012	2.1	2.0	443,996	2.1	2.0
Health Care and Social Assistance
Child Day Care Services	792,861	3.8	3.7	792,861	3.8	3.7
Home Health Care Services	891,256	4.3	4.1	891,256	4.3	4.1
Offices of Physicians, Mental Health Specialists	1,692,547	8.2	7.8	1,694,930	8.1	7.8
Outpatient Mental Health and Substance Abuse Centers	990,761	4.8	4.6	986,717	4.8	4.5
Information
Data Processing, Hosting, and Related Services	590,588	2.8	2.7	597,217	2.9	2.8
Software Publishers	45,890	0.2	0.2	54,425	0.3	0.3
Manufacturing
Commercial Printing (except Screen and Books)	246,172	1.2	1.1	245,703	1.2	1.1
Packaging Machinery Manufacturing	175,384	0.8	0.8	178,889	0.9	0.8
Truck Trailer Manufacturing	902,252	4.3	4.2	903,230	4.4	4.2
Unlaminated Plastics Profile Shape Manufacturing	2,010,000	9.7	9.4	2,010,000	9.6	9.2
Other Services (except Public Administration)
Automotive Body, Paint, and Interior Repair and Maintenance	873,417	4.2	4.0	868,129	4.2	4.0
Automotive Oil Change and Lubrication Shops	606,446	2.9	2.8	618,770	3.0	2.9
Professional, Scientific, and Technical Services
Computer Systems Design and Related Services	84,225	0.4	0.4	84,339	0.4	0.4
Research and Development in the Social Sciences and Humanities	900,000	4.3	4.1	900,000	4.3	4.1
Public Administration
Other Justice, Public Order, and Safety Activities	578,720	2.8	2.7	556,451	2.7	2.6
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	679,374	3.3	3.1	687,000	3.3	3.2
Shoe Store	498,543	2.4	2.3	500,463	2.4	2.3
Transportation and Warehousing
General Warehousing and Storage	1,485,970	7.2	6.8	1,501,500	7.2	6.9
Wholesale Trade
Industrial Machinery and Equipment Merchant Wholesalers	1,699,176	8.2	7.9	1,668,408	8.0	7.7
Stationery and Office Supplies Merchant Wholesalers	989,065	4.8	4.6	994,967	4.8	4.6

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

	Percentage of:			Percentage of:
Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
$20,759,029	100.0%	95.7%	$20,753,089	100.0%	95.6%
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
Note 5. Fair Value of Financial Instruments
The Company’s investments are valued at fair value as determined in good faith by management under the supervision, and review and approval of the Board.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

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
The inputs into the determination of fair value are based upon the best information under the circumstances and may require significant judgment or estimation by management. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
There were no transfers among Level 1, 2 and 3 for the three and nine months ended September 30, 2018 and 2017.
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
The following tables provide quantitative information about valuation techniques and the Company’s significant inputs to the Company’s Level 3 fair value measurements as of September 30, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be exhaustive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at September 30, 2018 (1)	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	12,975,158	Discounted cash flow	Discount rates	5.98% - 16.01% (12.01%)

Subordinated	1,457,242	Discounted cash flow	Discount rates	11.61% - 14.97% (13.04%)

Equity investments:
Common equity	230,951	Enterprise value	EBITDA multiples	4.00x - 10.75x (8.22x)

(1)	Excludes $6,089,738 of senior secured debt investments valued at a Transaction Price.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

	Fair Value at December 31, 2017 (1)	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$3,403,004	Discounted cash flow	Discount rate	5.45% - 14.65% (11.22%)
	457,964	Indicative Prices	Broker-dealers' quotes	N/A

Subordinated	459,278	Discounted cash flow	Discount rate	14.20% - 14.20% (14.20%)

Equity investments:
Preferred equity	81,889	Market approach	EBITDA multiples	8.95x - 8.95x (8.95x)
Common equity	40,581	Market approach	EBITDA multiples	7.90x - 7.90x (7.90x)

(1)	Excludes $695,943 of senior secured debt investments valued at a Transaction Price.
Averages in the preceding two tables were weighted by the fair value of the related instruments.
Changes in market credit spreads or events impacting the credit quality of the underlying portfolio company (both of which could impact the discount rate), among other things, could have a significant impact on debt fair value. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.
The following tables present changes in the investment measured at fair value using Level 3 inputs for the nine months ended September 30, 2018 and 2017:

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Total
Level 3 assets, January 1, 2018	$4,556,911	$459,278	$81,889	$40,581	$5,138,659

Net unrealized appreciation (depreciation) on investments	(35,245)	4,112	1,303	12,612	(17,218)
Net realized gain on investments	—	—	1,414	—	1,414
Amortization of Net Loan Fees	37,367	3,666	—	—	41,033
Paid-in kind interest and dividend income	1,611	10,186	2,630	—	14,427
Proceeds from principal payments on portfolio investments	(2,152,105)	—	—	—	(2,152,105)
Sale or redemption of portfolio investments	—	—	(87,236)	—	(87,236)
Purchase of portfolio investments	16,658,377	980,000	—	177,758	17,816,135
Amendment fees collected	(2,020)	—	—	$—	(2,020)

Level 3 assets, September 30, 2018	$19,064,896	$1,457,242	$—	$230,951	$20,753,089
Net unrealized depreciation for the nine months ended September 30, 2018, reported in the Company’s statements of operations attributable to the Company’s Level 3 asset held at period end was $17,574.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Total
Level 3 assets, January 1, 2017	$98,652	$—	$—	$—	$98,652

Net unrealized (depreciation) on investments	(3,723)	—	—	—	(3,723)
Amortization of Net Loan Fees	1,666	184	—	—	1,850
Paid-in kind interest and dividend income	—	1,028	1,171	—	2,199
Proceeds from principal payments on portfolio investments	(117,331)	—	—	—	(117,331)
Purchase of portfolio investments	2,169,467	457,875	79,650	37,500	2,744,492
Other	(750)	—	—	—	(750)

Level 3 assets, September 30, 2017	$2,147,981	$459,087	$80,821	$37,500	$2,725,389
The net change in unrealized depreciation for the nine months ended September 30, 2017, reported in the Company’s statements of operations attributable to the Company’s Level 3 assets held at period end was $(360).
Other Financial Assets and Liabilities
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
Note 6. Commitments and Contingencies
Unfunded commitments to the Company's portfolio companies as of September 30, 2018, were as follows:

Name of Portfolio Company	Investment Type	Commitment
Carolina Lubes, Inc.	Senior Secured Revolver	$42,857
Cirrus Medical Staffing, Inc.	Senior Secured Revolver	83,570
The Escape Game, LLC	Senior Secured Loan (Delayed Draw)	333,333
		$459,760
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2018.
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
Note 7. Borrowings
PWB Credit Facility: The Company is party to the BLA with Pacific Western Bank, as lender, to provide the Company with a $10.0 million senior secured revolving credit facility, or PWB Credit Facility. The PWB Credit Facility is available for general corporate purposes including investment funding and is scheduled to mature on September 12, 2019. The maximum availability of the PWB Credit Facility is equal to 35% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 5.75% floor, and includes an unused

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

commitment fee for any unused portion in excess of $3.0 million, payable monthly in arrears, equal to 0.50% per annum on any unused portion. As of September 30, 2018, the interest rate on the PWB Credit Facility was 6.0%.
Maximum availability under the PWB Credit Facility as of September 30, 2018, was $5.8 million based on the stated advance rate of 35% of the borrowing base, of which $-0- was drawn.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of September 30, 2018, the Company was in compliance with the applicable covenants.
Note 8. Federal Income Tax
The Company has elected to be taxed as a RIC under Subchapter M of the Code. The determination of the tax attributes of the Company's distributions is made annually as of the end of its fiscal year based on its ICTI and distributions for the full year.
The tax-basis of portfolio investments and net unrealized appreciation (depreciation) on investments did not differ from their GAAP basis as of September 30, 2018. The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of December 31, 2017, were as follows:

December 31, 2017
Tax-basis amortized cost of investments	$5,121,025
Tax-basis gross unrealized appreciation on investments	32,435
Tax-basis gross unrealized (depreciation) on investments	(14,801)
Tax-basis net unrealized appreciation on investments	17,634
Fair value of investments	$5,138,659
For further information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Note 9. Financial Highlights
The following is a schedule of financial highlights for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Per share data:
Net asset value per share at beginning of period	$13.40	$13.30	$13.33	$13.33
Distributions (1)	(0.26)	(0.26)	(0.78)	(0.78)
Net investment income	0.21	0.18	0.63	0.32
Net unrealized depreciation on non-control/non-affiliate investments	(0.09)	(0.01)	(0.02)	(0.02)
Issuance of common stock (2)	0.04	0.11	0.14	0.47
Net asset value per share at end of period	$13.30	$13.32	$13.30	$13.32
Total return based on net asset value (3)	1.2%	2.1%	5.7%	5.8%
Shares issued or subscribed at end of period	1,631,843	663,522	1,631,843	663,522
Weighted average shares issued or subscribed	1,401,099	491,215	1,145,357	241,790
Ratio/Supplemental Data
Average net asset value (4)	$19,637,833	$7,187,063	$15,952,534	$4,209,246
Net asset value at end of period	$21,704,948	$8,838,569	$21,704,948	$8,838,569
Net investment income	$289,662	$87,242	$726,992	$78,559
Ratio of total operating expenses to average net assets (5)	3.9%	(1.0)%	2.3%	0.5%
Ratio of net investment income to average net assets (5)	5.9%	4.9%	9.1%	2.5%
Portfolio turnover	3.4%	0.2%	18.6%	11.3%

(1)	The per share data for distributions is the actual amount of distributions declared per share during the period.

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

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

Note 10. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued or subscribed in the Offering during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018		2017
	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	786,143	$10,984,432	585,137	$8,099,800
Commissions and dealer manager fees	—	(699,672)	—	(365,344)
Dealer manager fees paid by OFS Advisor	—	329,515	—	228,984
Net proceeds to the Company	786,143	$10,614,275	585,137	$7,963,440
On May 19, 2017, OFS Advisor agreed to pay the dealer manager fee on subsequent sales of shares of our common stock in the Offering. Payments of dealer manager fees by OFS Advisor are not subject to reimbursement by the Company.
Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the nine months ended September 30, 2018 and 2017. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Amount Per Share	Cash Distribution
Nine Months Ended September 30, 2018
January 29, 2018	January 29, 2018, February 26, 2018, March 28, 2018	April 16, 2018	$0.0875	$234,076
April 26, 2018	April 26, 2018, May 29, 2018, and June 27, 2018	July 16, 2018	0.0875	297,097
July 27, 2018	July 27, 2018, August 29, 2018 and September 26, 2018	October 15, 2018	0.0875	366,019

Nine Months Ended September 30, 2017
January 31, 2017	January 31, 2017	April 21, 2017	$0.0875	$6,859
February 27, 2017	February 28, 2017, March 31, 2017	April 21, 2017	0.0875	14,857
April 25, 2017	April 28, 2017, May 31, 2017, June 30, 2017	July 14, 2017	0.0875	38,753
July 31, 2017	July 31, 2017, August 31, 2017, September 29, 2017	October 16, 2017	0.0875	124,268
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
Repurchases of Shares
The SBCAA permits a BDC to reduce its asset coverage ratio from 200% to 150% so long as such BDC complies with certain requirements contained within the SBCAA. For BDCs, like the Company, that do not have shares of common stock listed on a national securities exchange, in order to take advantage of the modified asset coverage ratio, they must, among other things, extend to each of the BDC’s stockholders as of the date of approval from the BDC’s board of directors, the opportunity to sell the securities held by that stockholder as of that date.
Note 11. Subsequent Events Not Disclosed Elsewhere
On October 1, 2018, the Company collected all $2,066,150 related to subscriptions receivable as of September 30, 2018. Subsequently, the Company sold an additional 83,231 common shares for additional net proceeds of $1,125,431.
On October 29, 2018, the Board declared a distribution of $0.0875 per common share, payable on January 15, 2019, to stockholders of record on each of October 29, 2018, November 28, 2018, and December 27, 2018.

Hancock Park Corporate Income, Inc.
Notes to Financial Statements

On November 6, 2018, the Company’s Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved a proposal to permit the Company to reduce the minimum asset coverage ratio applicable to it from 200% to 150%, as permitted by and pursuant to the SBCAA. Pursuant to the SBCAA,  the asset coverage ratio test applicable to the Company will be decreased from 200% to 150%, effective November 6, 2019, provided that the Company extends to each of its stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholder as of November 6, 2018, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018.

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
We intend to raise up to $200,000,000 through the Offering, in reliance on exemptions from the registration requirements of the Securities Act. Placement activities are conducted by our officers and OFS Advisor. In addition, we have entered, and may enter, into additional agreements with placement agents or broker-dealers to solicit investor capital commitments (“Capital Commitments”). In particular, we and OFS Advisor have entered into the Dealer Manager Agreement with the Dealer Manager and certain participating broker-dealers to solicit Capital Commitments. Fees and expenses paid pursuant to these agreements will be paid in part by us and in part by OFS Advisor. On August 30, 2016, we satisfied the Minimum Offering Requirement when Funding I, a subsidiary of OFSAM, purchased 74,074 shares of our common stock in the Offering for gross proceeds of $1,000,000, or $13.50 per share. No selling commissions or dealer manager fees were paid by us in connection with this purchase. On May 19, 2017, OFS Advisor agreed to pay the dealer manager fee on subsequent sales of shares of our common stock in the Offering. Payments of dealer manager fees by OFS Advisor are not subject to reimbursement by us. Since commencing operations on August 30, 2016, and as of November 12, 2018, we have sold a total of 1,715,074 shares of common stock for total gross proceeds of $23,752,943.
Our investment activities are managed by OFS Advisor and supervised by our Board, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee, and an incentive fee based on our investment performance. From August 30, 2016, the effective date of the Investment Advisory Agreement, through May 19, 2017, the base management fee was calculated at an annual rate of 2.0% and based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. On May 19, 2017, OFS Advisor agreed to permanently reduce the base management fee from 2.0% per annum to 1.25% per annum. Our sub-adviser will continue to receive the amount of management fees allocated to it pursuant to the Investment Sub-Advisory Agreement, subject to the reduced base management fee. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital, a publicly traded BDC with an investment strategy similar to the Company's, and OCCI, a publicly traded registered investment company under the 1940 Act that primarily invests in the equity tranche of CLOs. Evolv, a registered investment advisor, serves as our sub-advisor pursuant to the Investment Sub-Advisory Agreement.
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
On November 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, provided we extend to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholder as of November 6, 2018, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018, the asset coverage ratio test applicable to us will be decreased from 200% to 150%, effective November 6, 2019.

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

•
Expense Limitation Agreements: OFS Advisor limits the Company's incurred expenses under two agreements: (1) the Investment Advisory Agreement, which contains provisions limiting organization and offering costs, and Contractual Issuer Expenses; and (2) an Expense Support Agreement, which limits all other operating expenses. Both agreement contain conditions under which we may become obligated to reimburse OFS Advisor for expense limitations provided thereunder. See "Item 1. Financial Statements – Notes to Financial Statements – Note 3."

OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital and OCCI.
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
Fair value estimates. Our discounted cash flow valuations involve a determination of discount rate commensurate with the risk inherent in the investment. Management uses two methods to estimate discount rates: the weighted-average cost of capital method, which is a method based upon a hypothetical recapitalization of the entity given its current operating performance and current market conditions; and a hypothetical debt rating method, which assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and estimates the discount rate based on observed market conditions for actual rated debt. These methods generally produce a range of discount rates, and management, under the supervision of the Board of Directors, generally select the midpoint of the range for fair value measures.
Our market approach valuations, generally applied to equity investments and investments in non-performing debt, involve a determination of an enterprise value multiple to a financial performance metric of the portfolio company, generally EBITDA. These determinations are based on identification of a comparable set of publicly traded companies and determination of a public-to-private liquidity adjustment factor. This method generally produces a range of multiplier values and management, under the supervision of the Board of Directors, generally select the midpoint of the range for fair value measures.
The following table illustrates the sensitivity of our fair value measures to reasonably likely changes to the estimated discount rate and EBITDA multiple inputs used in our investment valuations at September 30, 2018:

	Fair Value at September 30, 2018	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior Secured	$12,975,158	$12,788,004	$13,161,284
Subordinated	$1,457,242	1,427,744	1,486,740

Equity investments:
Common equity and warrants	$230,951	198,521	263,380

(1)	Excludes $6,089,738 of senior secured debt investments valued at a Transaction Price.

Portfolio Composition and Investment Activity
Portfolio Composition
The following table summarizes the composition of our investment portfolio as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$19,093,663	$19,064,896	$4,548,325	$4,556,911
Subordinated debt investments	1,450,108	1,457,242	456,254	459,278
Preferred equity investments	—	—	82,953	81,889
Common equity investments	215,258	230,951	37,500	40,581
	$20,759,029	$20,753,089	$5,125,032	$5,138,659
Total number of portfolio companies	26	26	13	13

(1)
Includes debt investments in which we have entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. At September 30, 2018, the aggregate amortized cost and fair value of this investment was $2,905,262 and $2,923,285, respectively.

As of September 30, 2018 and December 31, 2017, all of our senior secured debt investments were floating rate loans and our subordinated debt investments were fixed rate loans. The average amortized cost and fair value of our debt investments in each portfolio company was $821,751 and $820,886, respectively.
Our portfolio companies were domiciled in the United States at September 30, 2018 and December 31, 2017. The following table shows the portfolio composition by U.S. geographic region at amortized cost and fair value and as a percentage of total investments; the geographic composition is determined by the location of the portfolio company's corporate headquarters:

	Amortized Cost				Fair Value
	September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
South - US	$5,400,104	26.0%	$1,961,189	38.3%	$5,377,115	25.9%	$1,972,063	38.3%
Northeast - U.S.	2,972,905	14.3	1,755,266	34.2	3,001,234	14.5	1,765,182	34.4
West - U.S.	6,621,908	31.9	439,515	8.6	6,643,324	32.0	435,546	8.5
Midwest - US	5,764,112	27.8	969,062	18.9	5,731,416	27.6	965,868	18.8
Total	$20,759,029	100.0%	$5,125,032	100.0%	$20,753,089	100.0%	$5,138,659	100.0%
As of September 30, 2018, our investment portfolio’s three largest industries by fair value, were (1) Health Care and Social Assistance of 21.0%, (2) Manufacturing of 16.1%, and (3) Wholesale Trade of 12.8%, totaling approximately 49,9% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4."
The following table presents our debt investment portfolio by investment size as of September 30, 2018 and December 31, 2017:

	Amortized Cost				Fair Value
	September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
Up to $500,000	$1,901,888	9.3%	$4,412,274	88.2%	$1,905,202	9.3%	$4,412,885	88.0%
$500,000 to $1,000,000	11,754,190	57.2	592,305	11.8	11,742,098	57.2	603,304	12.0
$1,000,000 to $1,500,000	1,485,970	7.2	—	—	—	—	—	—
Greater than $1,500,000	5,401,723	26.3	—	—	6,874,838	33.5	—	—
Total	$20,543,771	100.0%	$5,004,579	100.0%	$20,522,138	100.0%	$5,016,189	100.0%

The following table displays the composition of our debt investment portfolio by weighted average yield as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Senior Secured	Subordinated	Total	Senior Secured	Subordinated	Total
Weighted Average Yield (1)	Debt	Debt	Debt	Debt	Debt	Debt
Less than 8%	2.1%	—%	2.0%	4.6%	—%	4.3%
8% - 10%	36.0	—	33.5	48.9	—	44.4
10% - 12%	46.4	—	43.0	36.8	—	33.4
12% - 14%	15.5	100.0	21.5	9.7	100.0	17.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield	10.56%	12.72%	10.71%	10.17%	13.79%	10.50%
(1) The weighted average yield on our debt investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees divided by (b) amortized cost of our debt investments as of the balance sheet date.
The weighted average yield on senior secured debt investments increased approximately 39 basis points during the nine months ended September 30, 2018, as a result of net investments in new and existing portfolio companies. The remainder is attributable to increases in reference rates on variable-rate investments, predominantly three-month LIBOR.
The weighted average yield on total investments was 10.60% and 10.22% at September 30, 2018 and December 31, 2017, respectively. Weighted average yield on total investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees, plus the effective yield on our performing preferred equity investments, divided by (b) amortized cost of our total investment portfolio, including assets in non-accrual status as of the balance sheet date. The weighted average yield of our investments is not the same as a return on investment for our stockholders but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2017. All of our debt investments were classified as a risk category 3 as of September 30, 2018 and December 31, 2017.
Investment Activity
The following is a summary of our investment activity for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$6,089,314	$—	$14,109,867	$177,758
Investments in existing portfolio companies:
Follow-on investments	1,786,332	—	3,292,588	—
Refinanced investments	—	—	—	—
Delayed draw / revolver funding	166,667	—	235,924	—
Total investments in existing portfolio companies	1,952,999	—	3,528,512	—
Total investments in new and existing portfolio companies	$8,042,313	$—	$17,638,379	$177,758
Number of new portfolio company investments	6	—	15	3
Number of existing portfolio company investments	5	—	9	—
Proceeds from principal payments	$490,567	$—	$2,152,688	$—
Proceeds from investments sold or redeemed	—	—	—	87,236
Total proceeds from principal payments, equity distributions and investments sold	$490,567	$—	$2,152,688	$87,236

Notable investments in new portfolio companies during the nine months ended September 30, 2018, include STS Operating, Inc. ($1.70 million senior secured loan), Performance Team, LLC ($1.49 million senior secured loan) and Pelican Products, Inc. ($2.00 million senior secured loan).
The weighted-average yield of debt investments in new portfolio companies during the nine months ended September 30, 2018, was 10.7%.
During the nine months ended September 30, 2017, we closed ten new senior secured debt investments for $2,158,554, which included a $583,698 senior secured debt investment, together with a $79,650 preferred equity investment. In addition we closed a $457,875 subordinated debt investment, together with a $37,500 common equity investment, and one new $90,563 senior secured debt investment in an existing portfolio company.
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
Net Gain (Loss) on Investments. Net gain (loss) on investments consists of the sum of: (a) realized gains and losses from the sale of debt or equity securities, or the redemption of equity securities; and (b) net unrealized appreciation or depreciation on debt and equity investments. In the period in which a realized gain or loss is recognized, such gain or loss will generally be offset by the reversal of previously recognized unrealized appreciation or depreciation, and the net gain recognized in that period,if any, will generally be smaller. The accumulated net unrealized appreciation or depreciation on debt securities is also reversed when those investments are redeemed or paid off prior to maturity. In such instances, the reversal of accumulated unrealized appreciation or depreciation will be reported as a net loss or gain, respectively, and may be partially offset by the acceleration of any premium or discount on the debt security, which is reported in interest income, and any prepayment fees on the debt security, which is reported in fee income.
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
Comparison of the Three and Nine Months Ended September 30, 2018, and 2017
Operating results for the three and nine months ended September 30, 2018 and 2017, are as follows:
Investment Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income	$459,634	$53,301	$951,282	$76,238
Payment-in-kind dividend income	—	1,171	2,630	1,171
Fee income	21,510	15,696	51,910	15,696
Total investment income	$481,144	$70,168	$1,005,822	$93,105
Investment income for the three and nine months ended September 30, 2018, consisted primarily of interest income on our debt investments and syndication fee income, and was $481,144 and $1,005,822, respectively. The increase in interest income is primarily due to the growth in our portfolio from the deployment of Offering proceeds. Syndication fee income resulted from approximately $58 million and $38 million in loan originations during that period which OFS Advisor sourced, structured, and arranged the lending group, and for which we were additionally compensated. Additionally, the weighted-average yield on our portfolio increased from 9.25% at September 30, 2017, to 10.60% at September 30, 2018. See "—Portfolio Composition and Investment Activity."

Gross Expenses. Our gross expenses are limited under the Investment Management Agreement and the Expense Support Agreement; see "—Expense Limitations." Investment expenses shown with respect to each governing expense limitation agreement for the three and nine months ended September 30, 2018 and 2017, are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expenses subject to limitation under Investment Advisory Agreement:
Amortization of deferred offering costs	$45,628	$45,176	$131,667	$289,387
Contractual issuer expenses	2,490	11,111	11,761	39,355
Total expenses subject to limitation under Investment Advisory Agreement	48,118	56,287	143,428	328,742
Expenses subject to limitation under Expense Support Agreement:
Management fees	53,826	6,138	111,475	10,130
Administration fee	135,542	96,565	449,706	262,794
Professional fees	133,304	80,451	317,502	350,184
Insurance expense	20,829	27,345	65,894	84,270
Transfer agent fees	20,622	16,400	64,325	39,714
Other expenses	29,712	17,143	64,471	49,696
Total expenses subject to limitation under Expense Support Agreement	393,835	244,042	1,073,373	796,788
Total expenses	$447,979	$300,329	$1,222,827	$1,125,530
Expenses Limited under the Investment Management Agreement
Offering Expenses. We incurred offering costs of $23,924 and $32,649 during the three months ended September 30, 2018 and 2017, respectively, which we defer and amortize over twelve months after incurrence. Offering costs incurred prior to the commencement of the Offering on July 18, 2016, were deferred and then amortized on a straight-line basis over twelve months from July 18, 2016. All offering costs incurred subsequent to July 18, 2016, are deferred and amortized over a twelve month period from the date incurred. Offering costs for the three and nine months ended September 30, 2018 and 2017, include legal fees incurred related to ordinary due diligence and developing distribution platforms for our common stock. Offering costs for the three and nine months ended September 30, 2017, also include non-recurring legal fees related to establishing custody agreements with clearing broker-dealers to permit their custody of our common stock.
Amortization of offering costs was $45,628 and $131,667 for the three and nine months ended September 30, 2018, respectively. Higher amortization expense in the nine months ended September 30, 2017, relate to the amortization of costs that accumulated through July 18, 2016, and amortized over the following year.
Contractual Issuer Expenses. Contractual Issuer Expenses declined in the three and nine months ended September 30, 2018, compared to the corresponding periods in the prior year as the fund has grown and the marketing of the fund has required less direct involvement of OFS Advisor’s employees, employees of their affiliates to achieve Offering goals.
Expenses Limited under the Expense Support Agreement

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Management fees	$53,826	$6,138	$111,475	$10,130
Administrative fees	135,542	96,565	449,706	262,794
Professional fees	133,304	80,451	317,502	350,184
Total expenses under Expense Support Agreement	$322,672	$183,154	$878,683	$623,108
Management fees increased due to an increase in our management fee base (generally total assets less cash and subscriptions receivable) as a result of growth in our portfolio from the deployment of Offering proceeds. Administrative fees are primarily related to accounting and record-keeping services, and preparation and filing of required periodic reports with the SEC. Administrative fees increased due to our growth and need for additional administrative services. Principal administrative services provided during the three and nine months ended September 30, 2018, include preparation of financial reports and filings with the SEC, tax compliance, determination of net asset value, and other administrative activities. Administrative services provided during the three months ended September 30, 2018, also include activities related to our annual shareholder meeting. Professional fees include fees for our attorneys, independent accountants and consultants.

Expense Limitations
Expense Limitations under Investment Advisory Agreement. We reimbursed OFS Advisor $66,960 and $164,772 for organization and offering expenses, and Contractual Issuer Expenses for the three and nine months ended September 30, 2018, respectively. These reimbursed amounts represent the net amount of expenses we recognized for these items and are in excess of those expenses subject to limitation under Investment Advisory Agreement for the three and nine months ended September 30, 2018, of $48,118 and $143,428, which resulted in the recognition of additional expenses of $18,842 and $21,344, respectively. We are conditionally obligated to pay OFS Advisor up to 1.5% of the gross proceeds raised in the Offering until all reimbursable organization and offering costs, and Contractual Issuer Expenses paid by OFS Advisor and its affiliates have been recovered. Reimbursable organization and offering costs, and Contractual Issuer Expenses were $1,020,761 as of September 30, 2018.
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
The determination of expense limitations under the Investment Advisory Agreement is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total expenses limited under Investment Advisory Agreement	$48,118	$56,287	$143,428	$328,742
Organization costs, amortization of deferred offering costs, and Contractual Issuer Expenses reimbursed and incurred:
Reimbursement of organization costs	(25,863)	(14,918)	(59,745)	(35,542)
Reimbursement of amortized offering costs	(39,045)	(36,415)	(101,028)	(74,186)
Amortization of reimbursed deferred offering costs	—	(2,095)	—	(10,463)
Reimbursement of Contractual Issuer Expenses	(2,052)	(443)	(3,999)	(2,832)
Organization costs, amortization of deferred offering costs, and Contractual Issuer Expenses reimbursed and incurred	(66,960)	(53,871)	(164,772)	(123,023)
Net organization and offering costs, and Contractual Issuer Expenses limitations (reimbursements) under Investment Advisory Agreement	$(18,842)	$2,416	$(21,344)	$205,719

Expense Limitations under Expense Support Agreement. Gross operating expenses (operating expenses exclusive of organization and offering expenses, and Contractual Issuer Expenses, and before limitations) are subject to limitation under the Expense Support Agreement. OFS Advisor's obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to unsupported investment company taxable income (expense) and the amount of the declared distribution; the Expense Support Agreement provides expense support such that distributions are not paid from Offering proceeds. The determination of expense limitation under the Expense Support Agreement for the three and nine months ended September 30, 2018 and 2017, is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total investment income	$481,144	$70,168	$1,005,822	$93,105
Expenses limited under the Expense Support Agreement (1):
Interest expense, base management fees, and incentive fees	59,852	6,138	117,501	10,130
Other operating expenses as defined in the Expense Support Agreement (2)	340,009	237,903	961,898	786,658
Total expenses limited under the Expense Support Agreement	399,861	244,041	1,079,399	796,788
Temporary differences in recognition of ICTI and GAAP net investment income (1)	(9,398)	16,845	(5,428)	16,845
Unsupported investment company taxable income (loss)	90,681	(190,718)	(68,149)	(720,528)
Declared distributions	366,020	124,268	897,192	184,737
Expense limitation under Expense Support Agreement	$275,339	$314,986	$965,341	$905,265

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
Net unrealized appreciation on non-control/non-affiliate investments
Net unrealized depreciation on non-control/non-affiliate investments for the three and nine months ended September 30, 2018, is principally due to market activity observed in the broadly-syndicated loans held by the Company and the positive impact of portfolio company-specific performance factors on equity investments.

Liquidity and Capital Resources
Sources and Uses of Cash and Cash Equivalents
We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, including amounts received from OFS Advisor under expense limitation agreements, (iii) the PWB Credit Facility and any other financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks, including the PWB Credit Facility, and issuances of senior securities. Our primary use of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying OFS Advisor), (iii) debt service of any borrowings and (iv) cash distributions to the holders of our stock. These principal sources and uses of cash and liquidity are presented below:

	Nine Months Ended September 30,
	2018	2017
Total investment income collected	$937,167	$90,889
Net cash provided by OFS Advisor under expense limitation agreements	1,058,687	854,452
Investment expenses paid	(1,184,376)	(930,059)
Net purchases and payments of portfolio investments	(12,970,075)	(2,724,790)
Net cash used in operating activities	(12,165,597)	(2,709,508)
Proceed from issuances of common stock	8,555,125	6,212,840
Common stock distributions paid	(722,786)	(60,469)
Payment of debt issuance costs	(62,750)	—
Net change in cash and cash equivalents	$(4,396,008)	$3,442,863
We used $12,165,597 and $2,709,508 in cash from operating activities for the nine months ended September 30, 2018 and 2017, respectively. The principal source of operating liquidity is investment income collected and expense support received from OFS Advisor through the Investment Advisory Agreement and the Expense Support Agreement. The increase in total investment income collected is due to the growth in our portfolio from the deployment of Offering proceeds.
Investment expenses paid for the nine months ended September 30, 2018 increased $254,317 from the comparable period in 2017, predominantly due to the increase in administrative fees of $186,912.
Net purchases and origination of portfolio investments relates to the deployment of Offering proceeds. See "—Portfolio Composition and Investment Activity."
We collected $8,555,125 and $6,212,840 from the sale of our common stock during the nine months ended September 30, 2018 and 2017, respectively. Offering proceeds are net of aggregate commissions and dealer manager fees of $535,202 and $235,419 for the nine months ended September 30, 2018 and 2017, respectively, of which $261,925 and $174,159, respectively, were paid by OFS Advisor. On October 1, 2018, we collected $2,066,150 related to subscriptions receivable as of September 30, 2018.
During the nine months ended September 30, 2018, we paid $722,786 in dividends to common stockholders, and subsequent to September 30, 2018, we paid $366,020 in dividends to our common stockholders.
Borrowings
We are party to the BLA with Pacific Western Bank, as lender, to provide us with a $10.0 million senior secured revolving credit facility, or PWB Credit Facility. The PWB Credit Facility is available for general corporate purposes including investment funding and is scheduled to mature on September 12, 2019. The maximum availability of the PWB Credit Facility is equal to 35% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 5.75% floor, and includes an unused commitment fee for any unused portion in excess of $3.0 million, payable monthly in arrears, equal to 0.50% per annum on any unused portion. As of September 30, 2018, the interest rate on the PWB Credit Facility was 6.0%.
We have up to $10.0 million of available credit under its PWB Credit Facility, of which $-0- was drawn as of September 30, 2018. Maximum availability under the PWB Credit Facility as of September 30, 2018, was $5.8 million based on the stated advance rate of 35% of the borrowing base.

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
In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of any borrowings or outstanding preferred stock (of which we had none at September 30, 2018 and December 31, 2017) of at least 200% (or 150% if certain requirements are met). This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
On March 23, 2018, the Consolidated Appropriations Act of 2018, which includes the SBCAA, was signed into law. The SBCAA amends the 1940 Act to permit a BDC to reduce the required minimum asset coverage ratio applicable to it from 200% to 150%, subject to certain requirements described therein.
On November 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, provided we extend to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholder as of November 6, 2018, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018, the ,minimum asset coverage ratio test applicable to us will be decreased from 200% to 150%, effective November 6, 2019. The aggregate amount outstanding related to senior securities issued by us was $1,847 as of September 30, 2018, and our asset coverage was greater than 1,000%.
Contractual Obligations
We, with approval by our Board, entered into the Investment Advisory Agreement, the Expense Support Agreement, the Investment Sub-Advisory Agreement, and the Administration Agreement. See “Item 1. Financial Statements – Notes to Financial Statements – Note 3.”
Off-Balance Sheet Arrangements
Amounts Conditionally Reimbursable to OFS Advisor.
OFS Advisor and its affiliates have incurred organizational and offering costs, and Contractual Issuer Expenses related to the Company of which $1,020,761 and $1,059,648 were unreimbursed as of September 30, 2018 and December 31, 2017, respectively. We remain conditionally liable for organization and offering costs incurred by OFS Advisor and its affiliates on our behalf. See “Item 1. Financial Statements – Notes to FInancial Statements – Note 3.”
OFS Advisor has provided aggregate operating expense support of $2,593,938 and $1,628,596 as of September 30, 2018 and December 31, 2017, respectively. We remain conditionally liable for operating expense support provided by OFS Advisor. See “Item 1. Financial Statements – Notes to Financial Statements – Note 3.”
Unfunded Commitments.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $459,760 of total unfunded commitments to three portfolio companies at September 30, 2018.
Distributions
We have elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain our status as a RIC, we are required to distribute annually to our stockholders at least 90% of our ICTI, as defined by the Code. Additionally, to avoid a 4% excise tax on undistributed earnings we are required to distribute each calendar year the sum of (i) 98% of our ordinary income for such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. Maintenance of our RIC status also requires adherence to certain source of income and asset diversification requirements. Generally, a RIC is entitled to deduct dividends it pays to its stockholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, and taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual PIK interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest and dividends or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation, and amortization expense.
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
On November 6, 2018, our Board, including a "required majority" (as such terms is defined in Section 57(o) of the 1940 Act) of our board, approved a proposal to permit us to reduce the minimum asset coverage ratio applicable to us from 200% to 150%, as permitted by and pursuant to the SBCAA. Pursuant to the SBCAA, the asset coverage ratio test applicable to us will be decreased from 200% to 150%, effective November 6, 2019, provided the we extend to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders as of November 6, 2018, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018.
On November 6, 2018, the Board approved an offer to repurchase the equity securities held by each of our stockholders as of November 6, 2018, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. The repurchase offer allows our stockholders to sell their shares back to us at a price equal to the most recently disclosed net asset value per share of our common stock immediately prior to the date of repurchase.
Recent Developments
On October 29, 2018, the Board declared a distribution of $0.0875 per common share, payable on January 15, 2019, to stockholders of record on each of October 29, 2018, November 28, 2018, and December 27, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2017.
Assuming that the interim, unaudited balance sheet as of September 30, 2018, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase	Interest income	Interest expense	Net increase in net investment income
50	$112,193	$—	$112,193
100	209,269	—	209,269
150	306,345	—	306,345
200	403,421	—	403,421
250	500,497	—	500,497

Basis point decrease	Interest income	Interest expense	Net decrease in net investment income
50	$(81,959)	$—	$(81,959)
100	(179,034)	—	(179,034)
150	(246,600)	—	(246,600)
200	(261,995)	—	(261,995)
250	(273,866)	—	(273,866)

Item 4.  Controls and Procedures
Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2018, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in "Part I – Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in "Part II – Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (the "First Quarter 10-Q") and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (the "Second Quarter 10-Q"), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K, our First Quarter 10-Q, and our Second Quarter 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Other than the risk described below there have been no material changes from the risk factors previously disclosed in "Part I – Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, and First Quarter 10-Q and Second Quarter 10-Q, which should be read together with the other risk factors and information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
Because we have received the approval of our board of directors, we will be subject to 150% Asset Coverage beginning on November 6, 2019 provided that certain conditions are met.
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

On November 6, 2018 a “required majority” (as defined in Section 57(o) of the 1940 Act) of our board of directors approved the application of the reduced asset coverage ratio to us. As a result, provided we extend to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders as of November 6, 2018, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018, we will be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets) beginning on November 6, 2019, assuming that additional borrowings are available.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended September 30, 2018, we sold 320,131 shares of our common stock for gross proceeds of $4,460,102, or a weighted average price of $13.93 per share, to investors who participated in the Offering and each of whom met the criteria of an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act.
The offer and sale of the Company’s common stock in the Offering was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of, and Rule 506 of Regulation D under, the Securities Act. We paid $140,350 in commissions in connection with the sale of the shares. OFS Advisor paid commissions of $133,890.
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
Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Not applicable.

Item 6.  Exhibits
Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q

10.1	Business Loan Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated September 12, 2018	8-K 814-01185	September 13, 2018

10.2	Promissory Note of Hancock Park Corporate Income, Inc. in favor of Pacific Western Bank dated September 12, 2018	8-K 814-01185	September 13, 2018

11.1	Computation of Per Share Earnings			+

14.1	Hancock Park Corporate Income, Inc. Code of Ethics			*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

+	Included in the statements of operations contained in this report
*	Filed herewith.
†	Furnished herewith.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2018	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer