Form 10-K
period 2018-12-31
Hancock Park Corporate Income, Inc.
filed 2019-03-29
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth” company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES   ☐     NO   ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
There is no established market for the registrants common stock. On March 29, 2019 there were 1,939,610 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

Defined Terms
We have used "we," "us," "our," "our company," and "the Company" to refer to Hancock Park Corporate Income, Inc. in this report. We also have used several other terms in this report, which are explained or defined below:

1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration agreement between the Company and OFS Services, dated July 15, 2016
Advisers Act	The Investment Advisers Act of 1940, as amended
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the FASB
ASC Topic 606	ASC Topic 606, "Revenue From Contracts With Customers"
ASC Topic 820	ASC Topic 820, "Fair Value Measurement"
ASC Topic 946	ASC Topic 946, "Financial Services-Investment Companies"
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
Evolv	Evolv Capital Advisors LLC, a registered investment adviser under the Advisers Act, and sub-adviser to the Company
Expense Support Agreement	Expense support and conditional reimbursement agreement dated July 15, 2016, between the Company and OFS Advisor
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Funding I	OFS Funding I, LLC, a wholly-owned subsidiary of OFSAM and an affiliate of OFS Advisor
GAAP	Accounting principles generally accepted in the United States
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Investment Advisory Agreement	Investment advisory and management agreement between the Company and OFS Advisor, dated July 15, 2016
Investment Sub-Advisory Agreement	Investment sub-advisory agreement between the Company, OFS Advisor, and Evolv, dated July 15, 2016
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Net Loan Fees	The cumulative amount of fees, such as discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan.
OCCI
OFS Credit Company, Inc., a closed-end management investment company that has registered as an investment company under the 1940 Act that primarily invests in CLO debt and subordinated (i.e., residual or equity) securities

Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock
OFS Advisor	OFS Capital Management, LLC, a wholly-owned subsidiary of OFSAM and registered investment advisor under the Advisers Act
OFSC	Orchard First Source Capital, Inc., a wholly owned subsidiary of OFSAM
OFS Capital	OFS Capital Corporation, a publicly traded BDC with an investment strategy similar to the Company for whom OFS Advisor serves as investment adviser
OFS Services	OFS Capital Services, LLC, a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor

OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leverage financed solutions to U.S. companies
Prime Rate	United States Prime interest rate
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
RIC	Regulated investment company under the Code
SBCAA	Small Business Credit Availability Act
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933, as amended
The Order
We received exemptive relief from the SEC to permit us to co-invest in portfolio companies with certain funds managed by Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions.

Transaction Price	The cost of an arm's length transaction occurring in the same security

PART I
As used in this annual report on Form 10-K, except as otherwise indicated, the terms “Hancock Park,” “the Company,” “we,” “us,” and “our” refer to Hancock Park Corporate Income, Inc.
Item 1.    Business
GENERAL
We are an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a BDC under the 1940 Act. We were formed on December 8, 2015, as a corporation under the laws of Maryland. Our investment objective is to provide our stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments. Our investment strategy focuses primarily on investments in middle-market companies in the United States. We use the term “middle-market” to refer to companies that may exhibit one or more of the following characteristics: number of employees between 150 and 2,000; revenues between $15 million and $300 million; annual EBITDA, between $3 million and $50 million; generally, private companies owned by private equity firms or owners/operators; and enterprise value between $10 million and $500 million. For additional information about how we define the middle-market, see "—Investment Criteria/Guidelines."
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
We intend to raise up to $200,000,000 through the Offering in reliance on exemptions from the registration requirements of the Securities Act. In addition, we and OFS Advisor have entered into a dealer manager agreement with International Assets Advisory, LLC (the “Dealer Manager”). Placement activities are conducted by the Dealer Manager and participating broker dealers who solicit subscriptions to purchase shares of our common stock. Fees and expenses paid pursuant to the Dealer Manager Agreement are paid in part by us and in part by OFS Advisor. On August 30, 2016, Funding I purchased 74,074 shares of our common stock in the Offering for gross proceeds of $1,000,000 (the "Minimum Offering Requirement"), or $13.50 per share. No selling commissions or dealer manager fees were paid in connection with this purchase. Since commencing operations on August 30, 2016, we have sold a total of 1,939,610 shares of common stock for net gross proceeds of $26,453,629.
Our investment activities are managed by OFS Advisor and supervised by our Board a majority of whom are independent of us, OFS Advisor and its affiliates. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital, a publicly traded BDC with an investment strategy similar to the Company's. Evolv, a registered investment adviser, serves as our sub-adviser pursuant to an investment sub-advisory agreement. Effective March 26, 2019, Evolv resigned as our sub-advisor, thereby terminating Evolv’s services under the Investment Sub-Advisory Agreement. At this time, our Board has determined that it is in our best interests not to appoint a new sub-advisor. See "—Management and Other Agreements–Investment Sub-Advisory Agreement."
We have also entered into an Administration Agreement with OFS Services. Under our Administration Agreement, we have agreed to reimburse OFS Services for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by OFS Services in performing its obligations under the Administration Agreement. See "—Management and Other Agreements–Administration Agreement."
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
As a BDC, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Provisions of the SBCAA permit BDCs to be subject to a minimum asset coverage ratio of 150%, if specific conditions are satisfied, when issuing senior securities (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets). As an approximation, prior to the enactment of the SBCAA, the most that a BDC could borrow for investment purposes was $1 for every $1 of investor equity. Now, for those BDCs that satisfy the SBCAA’s approval and disclosure requirements and become subject to the reduced asset coverage ratio, the BDC can borrow $2 for investment purposes for every $1 of investor equity.
BDCs, like the Company, that do not have shares of common stock listed on a national securities exchange, may  take advantage of the modified asset coverage ratio if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we were to receive such stockholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” (as defined in Section 57(o) of the 1940 Act) of the independent members of our Board approve such increase with such approval becoming effective after one year. In either case, we would be required to extend to our stockholders, as of the date of such approval the opportunity to sell the shares of common stock that they hold (with 25% of such stockholders’ eligible shares being repurchased in each of the four calendar quarters following the calendar quarter in which the approval occurs) and we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.
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
As of December 31, 2018, OFS had 46 full-time employees. OFS is headquartered in Chicago, Illinois and also has offices in New York, New York and Los Angeles, California.
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
Our relationship with OFS Advisor is governed by and dependent on the Investment Advisory Agreement and may be subject to conflicts of interest. OFS Advisor provides us with advisory services in exchange for a base management fee and incentive fee; see “Management and Other Agreements—Investment Advisory Agreement”. The base management fee is based on our total assets (other than cash and cash equivalents, but including assets purchased with borrowed funds and assets owned by any consolidated entity) and, therefore, OFS Advisor will benefit when we incur debt or use leverage. Our board of directors is charged with protecting our interests by monitoring how OFS Advisor addresses these and other conflicts of interest associated with its management services and compensation. While our board of directors is not expected to review or approve each borrowing or incurrence of leverage, our independent directors periodically review OFS Advisor’s services and fees as well as its portfolio management decisions and portfolio performance.
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
Competitive Strengths and Core Competencies
Deep Management Team Experienced in All Phases of Investment Cycle and Across All Levels of the Capital Structure. We are managed by OFS Advisor, which has access to the resources and expertise of OFS’s investment professionals through the Staffing Agreement with OFSC. As of December 31, 2018, OFS’s credit and investment professionals (including all investment committee members) employed by OFSC had an average of over 15 years of investment experience with strong institutional backgrounds.
Significant Investment Capacity.The net proceeds of equity and debt offerings and borrowing capacity under our credit facilities will provide us with a substantial amount of capital available for deployment into new investment opportunities in our targeted asset class.
Scalable Infrastructure Supporting the Entire Investment Cycle.We believe that our loan acquisition, origination and sourcing, underwriting, administration and management platform is highly scalable (that is, it can be expanded on a cost-efficient basis within a timeframe that meets the demands of business growth). Our platform extends beyond origination and sourcing and includes a regimented credit monitoring system. We believe that our careful approach, which involves ongoing review and analysis by an experienced team of professionals, should enable us to identify problems early and to assist borrowers before they face difficult liquidity constraints.
Extensive Loan Sourcing Capabilities.OFS Advisor gives us access to the deal flow of OFS. We believe OFS’s 20-year history as a middle-market lending platform, extensive relationships with potential borrowers and other lenders, and its market position make it a leading lender to many sponsors and other deal sources, especially in the currently under-served lending environment.
Structuring with a High Level of Service and Operational Orientation.We provide client-specific and creative financing structures to our portfolio companies. Based on our experience in lending to and investing in middle-market companies, we believe that the middle-market companies we target, as well as sponsor groups we may pursue, require a higher level of service, creativity and knowledge than has historically been provided by other service providers more accustomed to participating in commodity-like loan transactions.
Rigorous Credit Analysis and Approval Procedures. OFS Advisor utilizes an established, disciplined investment process of OFS for reviewing lending opportunities, structuring transactions and monitoring investments. Using a disciplined approach to lending, OFS Advisor seeks to minimize credit losses through effective underwriting, comprehensive due diligence investigations, structuring and, where appropriate, the implementation of restrictive debt covenants.
Our Sub-Advisor
Evolv, our sub-adviser, is a Delaware limited liability company that provides financial and investment advice and consulting services to issuer clients. These services are provided as contemplated under the Investment Sub-Advisory Agreement among us, OFS Advisor and Evolv, which requires Evolv to continue to be registered as an investment adviser under the Advisers Act.
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
Effective March 26, 2019, Evolv resigned from its role as sub-adviser under the Investment Sub-Advisory Agreement dated July 15, 2016, by and among Evolv, the Adviser and us, thereby terminating Evolv’s services under the Investment Sub-Advisory Agreement. Evolv’s resignation was without Good Reason (as such term is defined in the Investment Sub-Advisory Agreement) and we and the Adviser agreed to waive any prior written notice requirement applicable to Evolv’s resignation.  At this time, our Board has determined that it is in our best interests not to appoint a new sub-advisor.
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
Market Opportunity
Our investment strategy is focused primarily on investments in middle-market companies in the United States. We find the middle-market attractive for the following reasons:
Large Target Market. According to the National Center for the Middle Market, there were approximately 200,000 companies in the United States with annual revenues between $10 million and $1.0 billion, compared with approximately 1,300 companies with revenues greater than $2.5 billion. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow.
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
As of December 31, 2018, we had debt investments in 30 portfolio companies, totaling $27,842,517 at fair value, which were rated 3 (Average).
Investment Committees
OFS Advisor’s Pre-Allocation Investment Committee, CLO Investment Committee, Structured Credit Investment Committee, and Middle-Market Investment Committee, (collectively, the “Advisor Investment Committees”), are responsible for the overall asset allocation decisions and the evaluation and approval of investments of OFS Advisor’s advisory clients.
The Middle-Market Investment Committee, which is comprised of Richard Ressler (Chairman), Jeffrey Cerny, Mark Hauser, Kyde Sharp and Bilal Rashid, is responsible for the evaluation and approval of all the investments made by us.
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
Senior Secured Second-lien Loans. Second-lien senior secured loans obtain security interests in the assets of these portfolio companies as collateral in support of the repayment of such loans. This collateral typically takes the form of second-priority liens on the assets of a portfolio company, and we may enter into an inter-creditor agreement with the holders of the portfolio company’s first-lien senior secured debt. These loans typically provide for no contractual loan amortization in the initial years of the facility, with all amortization deferred until loan maturity. These loans are categorized as Senior Secured Loans in our consolidated schedule of investments included in the financial statements included elsewhere in this prospectus supplement.
Subordinated (“Mezzanine”) Loans. These investments are typically structured as unsecured, subordinated loans that typically provide for relatively high, fixed interest rates that provide us with significant current interest income. These loans typically will have interest-only payments (often representing a combination of cash pay and payment-in-kind ("PIK") interest) in the early years, with amortization of principal deferred to maturity. Mezzanine loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Mezzanine investments are generally more volatile than secured loans and may involve a greater risk of loss of principal. Mezzanine loans often include a PIK feature (meaning a feature allowing for the payment of interest in the form of additional principal amount of the loan instead of in cash), which effectively operates as negative amortization of loan principal, thereby increasing credit risk exposure over the life of the loan. These loans are categorized as Subordinated Loans in our consolidated schedule of investments included in the financial statements included elsewhere in this prospectus supplement.
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
We expect to continue to use the expertise of the investment professionals of OFS to which we have access, to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of the senior members of OFS and its affiliates will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face,
Administration
We do not have any direct employees, and our day-to-day investment operations are managed by OFS Advisor. We have a chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, corporate secretary and, to the extent necessary, our board of directors may elect to appoint additional officers going forward. Our officers are employees of OFSC, an affiliate of OFS Advisor, and a portion of the compensation paid to our officers is paid by us pursuant to the Administration Agreement. All of our executive officers are also officers of OFS Advisor.
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
Certain personnel of OFS, including experienced investment professionals and members of the Advisor Investment Committees (including Mr. Ressler, who is currently the Chairman of the Middle-Market Investment Committee) conduct activities on our behalf directly through, and under the supervision of, OFS Advisor. OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us.

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
The base management fee is payable quarterly in arrears and was $183,011, $22,765, and $689 for the years ended December 31, 2018, 2017, and 2016, respectively.
Examples of Incentive Fee Calculation
Example 1—Income Related Portion of Incentive Fee:
Assumptions

•	Hurdle rate(1) = 1.75%

•	Management fee(2) = 0.3125%

•	Other estimated expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

(1)	Represents a quarter of the 7.0% annualized hurdle rate.

(2)	Represents a quarter of the 1.25% annualized management fee.

(3)	Excludes estimated offering expenses.
Alternative 1
Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 1.25%

•	Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 0.7375%
Pre-incentive fee net investment income does not exceed the hurdle rate, therefore there is no incentive fee.

Alternative 2
Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 2.60%

•	Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 2.0875%
Pre-incentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee.

Incentive Fee	=	100% × “Catch-Up” + the greater of 0% AND (20% × (pre-incentive fee net investment income – 2.1875%))

	=	(100% × (2.0875% – 1.75%)) + 0%

	=	100% × 0.3375%

	=	0.3375%
Alternative 3
Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 3.30%

•	Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 2.7875%
Pre-incentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee.

Incentive Fee	=	100% × “Catch-Up” + the greater of 0% AND (20% × (pre-incentive fee net investment income – 2.1875%))

	=	(100% × (2.1875% – 1.75%)) + (20% × (2.7875% – 2.1875%))

	=	0.4375% + (20% × 0.60%)

	=	0.4375% + 0.12%

	=	0.5575%
Example 2—Capital Gains Portion of Incentive Fee:
Alternative 1
Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)

•	Year 2: Investment A is sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million

•	Year 3: FMV of Investment B determined to be $25 million

•	Year 4: Investment B sold for $31 million
The capital gains portion of the incentive fee, if any, would be:

•	Year 1: None (no sales transactions)

•	Year 2: $6 million (20% multiplied by $30 million realized capital gains on sale of Investment A)

•	Year 3: None; $5 million (20% multiplied by $30 million cumulative realized capital gains less $5 million cumulative unrealized capital depreciation) less $6 million (Capital Gains Fee paid in Year 2)

•	Year 4: $200,000; $6.2 million (20% multiplied by $31 million cumulative realized capital gains) less $6 million (Capital Gains Fee paid in Year 2)

Alternative 2
Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million

•	Year 4: FMV of Investment B determined to be $35 million

•	Year 5: Investment B sold for $20 million
The capital gains portion of the incentive fee, if any, would be:

•	Year 1: None (no sales transactions)

•	Year 2: $5 million (20% multiplied by $30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)

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

Duration and Termination
The Investment Sub-Advisory Agreement became effective on August 30, 2016, when we satisfied our Minimum Offering Requirement. Unless earlier terminated as described below, the Investment Sub-Advisory Agreement will remain in effect from year-to-year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not interested persons. The Investment Sub-Advisory Agreement may be terminated at any time by Evolv upon not less than 60 days’ prior written notice to us and OFS Advisor, or by us or OFS Advisor upon not less than 60 days’ prior written notice to Evolv and upon the vote of a majority of our outstanding voting securities or the vote of a majority of our independent directors. The Investment Sub-Advisory Agreement will automatically terminate in the event of its assignment. For the three-year period following termination of the Investment Sub-Advisory Agreement, other than for cause, as such term is defined in the Investment Sub-Advisory Agreement, Evolv will be entitled to receive 20% of the management fee and incentive fee received by OFS Advisor with respect to the Company’s net asset value on the last day of the calendar quarter in which the Investment Sub-Advisory Agreement is terminated on the date of termination. For purposes of calculating this fee payable to Evolv, such net asset value will be deemed to decrease by 4% every quarter in such three-year period.
Effective March 26, 2019, Evolv resigned from its role as sub-adviser under the Investment Sub-Advisory Agreement dated July 15, 2016, by and among Evolv, the Adviser and us, thereby terminating Evolv’s services under the Investment Sub-Advisory Agreement. Evolv’s resignation was without Good Reason (as such term is defined in the Investment Sub-Advisory Agreement) and we and the Adviser agreed to waive any prior written notice requirement applicable to Evolv’s resignation.  At this time, our Board has determined that it is in our best interests not to appoint a new sub-advisor.
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
We incurred administration fee expenses of $581,294, $368,901 and $145,440 for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Board Approval of the Investment Advisory, Administrative, and Investment Sub-Advisory Agreements
Our Board, including our independent directors, approved the continuation of the Investment Advisory Agreement at a meeting held on April 5, 2018. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

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
Our Board, including our independent directors, approved the continuation of the Investment Sub-Advisory Agreement at a meeting held on April 5, 2018. In reaching a decision to approve the Investment Sub-Advisory Agreement, our board of directors reviewed a significant amount of information and considered, among other things:

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
Effective March 26, 2019, Evolv resigned as our sub-advisor, thereby terminating Evolv’s services under the Investment Sub-Advisory Agreement. At this time, our Board has determined that it is in our best interests not to appoint a new sub-advisor.
The Administration Agreement was originally approved by our Board on March 31, 2016, became effective on July 15, 2016 and was continued on April 5, 2018.

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
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On October 12, 2016, we received the Order from the SEC to permit us to co-invest in portfolio companies with certain BDCs, registered investment companies and private funds managed by OFS Advisor, or any adviser that controls, is controlled by, or is under common control with, OFS Adviser and is registered as an investment adviser under the Advisers Act, in a manner consistent with our investment strategy as well as applicable law, including the terms and conditions of the Order. Pursuant to the Order, we are generally permitted to participate in a co-investment transaction if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. We have applied for a new exemptive order (the “New Order”), which, if granted, would supersede the Order and would permit us greater flexibility to enter into co-investment transactions. There can be no assurance that we will obtain such new exemptive relief from the SEC. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of OFS Capital and/or other portfolio funds established by OFS Advisor that could avail themselves of the exemptive relief.
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

•
does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or

•
is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company;

(b)	Securities of any eligible portfolio company which we control;

(c)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements;

(d)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company;

(e)	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities; and

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
Senior Securities
As a BDC, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Provisions of the SBCAA permit BDCs to be subject to a minimum asset coverage ratio of 150%, if specific conditions are satisfied, when issuing senior securities (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets). As an approximation, prior to the enactment of the SBCAA, the most that a BDC could borrow for investment purposes was $1 for every $1 of investor equity. Now, for those BDCs that satisfy the SBCAA’s approval and disclosure requirements and become subject to the reduced asset coverage ratio, the BDC can borrow $2 for investment purposes for every $1 of investor equity.
BDCs, like the Company, that do not have shares of common stock listed on a national securities exchange, may  take advantage of the modified asset coverage ratio if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we were to receive such stockholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” (as defined in Section 57(o) of the 1940 Act) of the independent members of our Board approve such increase with such approval becoming effective after one year. In either case, we would be required to extend to our stockholders, as of the date of such approval the opportunity to sell the shares of common stock that they hold (with 25% of such stockholders’ eligible shares being repurchased in each of the four calendar quarters following the calendar quarter in which the approval occurs) and we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.
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
On October 12, 2016, we received the Order from the SEC to permit us to co-invest in portfolio companies with certain BDCs, registered investment companies and private funds managed by OFS Advisor or any adviser that controls, is controlled by, or is under common control with, OFS Adviser, and is registered as an investment adviser under the Advisers Act, in a manner consistent with our investment strategy as well as applicable law, including the terms and conditions of the Order. Pursuant to the Order, we are generally permitted to participate in a co-investment transaction if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. The Order is subject to additional terms and conditions; there can be no assurance that we will be permitted to co-invest with certain of our affiliates other than in the circumstances currently permitted by regulatory guidance and in compliance with conditions of the Order. We have applied for the New Order which, if granted, would supersede the Order and would permit us greater flexibility to enter into co-investment transactions. There can be no assurance that we will obtain such new exemptive relief from the SEC.
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
Codes of Ethics
We and OFS Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available, free of charge, on our website at www.hancockparkbdc.com.
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
Proxy Voting Records
You may obtain information about how we voted proxies for Company, free of charge, by making a written request for proxy voting information to: Hancock Park Corporate Income, Inc., 10 S. Wacker Drive, Suite 2500, Chicago, Illinois 60606, Attention: Investor Relations, or by calling the Company at (847) 734-2060. The SEC also maintains a website at http://www.sec.gov that contains such information.
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

Emerging Growth Company
We are an emerging growth company as defined in the JOBS Act and are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years following the completion of our initial public offering or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.
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
We commenced operations on August 30, 2016 and are subject to all of the business risks and uncertainties associated with any business with a limited operating history, including the risk that we will not achieve or sustain our investment objective and that the value of our common stock could decline substantially.
We are dependent upon the OFS senior professionals for our future success and upon their access to the investment professionals and partners of OFS and its affiliates.
We do not have any internal management capacity or employees. We will depend on the diligence, skill and network of business contacts of the OFS senior professionals to achieve our investment objective. Our future success will depend, to a significant extent, on the continued service and coordination of the OFS senior management team, particularly Bilal Rashid, Senior Managing Director and President of OFSC, Jeffrey Cerny, Senior Managing Director and Treasurer of OFSC, Mark Hauser, Senior Managing Director of OFSC and Kyde Sharp, Managing Director of OFSC. Each of these individuals is an employee at will of OFSC. In addition, we rely on the services of Richard Ressler, Chairman of the executive committee of OFSAM and Chairman of the Advisor Investment Committees, pursuant to a consulting agreement with Orchard Capital Corporation. The departure of Mr. Ressler or any of the senior managers of OFSC, or of a significant number of its other investment professionals, could have a material adverse effect on our ability to achieve our investment objective.
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
The Middle Market Investment Committee that oversees our investment activities are provided by OFS Advisor under the Investment Advisory Agreement. The Middle-Market Investment Committee consists of Richard Ressler (Chairman), Jeffrey Cerny, Mark Hauser, Kyde Sharp and Bilal Rashid. The loss of any member of the Middle-Market Investment Committees or of other OFS senior professionals could limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition and results of operation.
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
OFS Advisor and its affiliates manage other assets, including those of other BDCs and registered investment companies, separately managed accounts, accounts for which OFS Advisor or its affiliates may serve as subadviser and CLOs, and may manage other entities in the future, and these other funds and entities may have similar or overlapping investment strategies. Our executive officers, directors and members of the Advisor Investment Committees serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by OFS Advisor or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, OFS Advisor currently serves as the investment adviser to OFS Capital, a publicly-traded BDC, that invests in senior secured loans of middle-market companies in the United States, similar to those we target for investment, including first-lien, second-lien and unitranche loans as well as subordinated loans and, to a lesser extent, warrants and other equity securities. OFS Advisor also serves as the investment adviser to OCCI, a closed-end management investment company that primarily invests in CLO debt and subordinated securities. Therefore, many investment opportunities will satisfy the investment criteria for both OFS Capital and us and, in certain instances, investment opportunities may be appropriate for OCCI as us. OFS Capital operates as a distinct and separate entity and any investment in our common stock will not be an investment in OFS Capital. In addition, our executive officers and certain of our independent directors serve in substantially similar capacities for OFS Capital and OCCI. Similarly, OFS Advisor and/or its affiliates may have other clients with, similar, different or competing investment objectives. In serving in these multiple capacities, our executive officers and directors, OFS Advisor and/or its affiliates, and members of the Advisor Investment Committees may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders.
OFS Advisor and OFSAM have procedures and policies in place designed to manage the potential conflicts of interest between OFS Advisor’s fiduciary obligations to us and its fiduciary obligations to other clients. For example, such policies and procedures are designed to ensure that investment opportunities are allocated in a fair and equitable manner among us and other clients of OFS Advisor. An investment opportunity that is suitable for clients of OFS Advisor may not be capable of being shared among some or all of such clients due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act.

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
Many of our portfolio investments may be made in the form of securities that are not publicly traded. As a result, our Board will determine the fair value of these securities in good faith as described below in “Many of our portfolio investments are recorded at fair value as determined in good faith by our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.” In connection with that determination, investment professionals from OFS Advisor may provide our Board with portfolio company valuations based upon the most recent portfolio company consolidated financial statements available and projected financial results of each portfolio company. In addition, the members of our Board who are not independent directors have a substantial indirect pecuniary interest in OFS Advisor. The participation of the OFS Advisor’s investment professionals in our valuation process, and the indirect pecuniary interest in OFS Advisor by those members of our Board, could result in a conflict of interest since OFS Advisor’s management fee is based, in part, on our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity).
We may have additional conflicts related to other arrangements with OFS Advisor or its affiliates.
We rent office space from a subsidiary of OFSAM and pay to that subsidiary our allocable portion of overhead and other expenses incurred in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer and chief accounting officer. This will create conflicts of interest that our Board must monitor.
The Investment Advisory Agreement with OFS Advisor and the Administration Agreement with OFS Services were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.
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
On October 12, 2016, we received the Order from the SEC that permits us to co-invest in portfolio companies with certain affiliates, provided that we comply with the conditions of the Order. Pursuant to the Order, we are generally permitted to co-invest with BDCs, registered investment companies and private funds managed by OFS Advisor or any adviser that controls, is controlled by, or is under common control with, OFS Advisor, and is registered as an investment adviser under the Advisers Act, in a manner consistent with our investment strategy as well as applicable law, including the terms and conditions of the Order. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
When we invest alongside clients of OFSAM and its affiliates or their respective other clients, OFS Advisor will, to the extent consistent with applicable law, regulatory guidance, or the Order, allocate investment opportunities in accordance with its allocation policy. Under this allocation policy, if two or more investment vehicles with similar or overlapping investment strategies are in their investment periods, an available opportunity will be allocated based on the provisions governing allocations of such investment opportunities in the relevant organizational, offering or similar documents, if any, for such investment vehicles. In the absence of any such provisions, OFS Advisor will consider the following factors and the weight that should be given with respect to each of these factors:

•	investment guidelines and/or restrictions, if any, set forth in the applicable organizational, offering or similar documents for the investment vehicles;

•	the status of tax restrictions and tests and other regulatory restrictions and tests;

•	risk and return profile of the investment vehicles;

•	suitability/priority of a particular investment for the investment vehicles;

•	if applicable, the targeted position size of the investment for the investment vehicles;

•	level of available cash for investment with respect to the investment vehicles;

•	total amount of funds committed to the investment vehicles; and

•	the age of the investment vehicles and the remaining term of their respective investment periods, if any.
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
As a BDC, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage ratio for total borrowings of at least 200% (or 150% if certain requirements are met) (i.e., the amount of debt may not exceed 50% or 66 2/3% of the value of our assets). See "Regulation". In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% (or 150% if certain requirements are met) after deducting the amount of such dividend, distribution, or purchase price. If this ratio declines below the applicable threshold, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions.
On November 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act of the Board, approved the application of a reduced 150% asset coverage ratio to us; therefore, provided certain conditions are met, we will be subject to the reduced asset coverage ratio as of November 6, 2019.
Because we have received the approval of our Board, we will be subject to 150% Asset Coverage beginning on November 6, 2019.
The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, the SBCAA has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the SBCAA, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows a “required majority” (as defined in Section 57(o) of the 1940 Act) of our directors to approve an increase in our leverage capacity, and such approval would become effective after one year from the date of approval. In either case, we would be required to extend to our stockholders, as of the date of such approval the opportunity to sell the shares of common stock that they hold (with 25% of such stockholders’ eligible shares being repurchased in each of the four calendar quarters following the calendar quarter in which the approval occurs) and we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.
On November 6, 2018 our Board approved the application of the reduced asset coverage ratio to us. As a result, provided that we extend to each stockholder as of November 6, 2018, an offer to repurchase the equity securities held by such stockholder as of November 6, 2018, with 25% of such equity securities to be repurchased in each of the four quarter following November 6, 2018, we will be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets) beginning on November 6, 2019, assuming that additional borrowings are available and we are able to amend our PWB Credit Facility to permit additional leverage. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then the additional leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not increased our leverage. Conversely, if the value of our assets decreases, the additional leverage would cause net asset value to decline more sharply than it otherwise would have had we not increased our leverage. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the additional leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not increased our leverage. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “- Risks Related to Our Business and Structure - We may finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”
Our PWB Credit Facility contains various covenants and restrictions which, if not complied with, could accelerate our repayment obligations under the credit facility or limit its use, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
The PWB Credit Facility provides us with a senior secured revolving line of credit of up to $10.0 million, with maximum availability equal to 35% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the PWB Credit Facility. The PWB Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The PWB Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. The PWB Credit Facility permits us to fund additional investments as long as we are within the conditions set out in the PWB Credit Facility. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lender, which would accelerate our repayment obligations under the PWB Credit Facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. We had $4.4 million outstanding under the PWB Credit Facility as of December 31, 2018.
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
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the United States and worldwide. The impact of downgrades by rating agencies to the United States government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns could adversely affect the United States and global financial markets and economic conditions. Since 2010, several European Union, or EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and United States financial markets. The decision made in the United Kingdom referendum to leave the EU (the so-called “Brexit”) has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. While the United Kingdom is currently expected to leave the EU on April 12, 2019, uncertainty remains as to the exact timing and process, which may lead to continued volatility. Additionally, volatility in the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. We cannot predict the effects of these or similar events in the future on the United States and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Adverse developments in the credit markets may impair our ability to secure debt financing.
During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. As a result, should we experience another economic downturn in the United States, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.
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
The occurrence of a disaster such as a cyberattack, a natural catastrophe, an industrial accident, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-

based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.
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
Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. We and OFS Advisor’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by OFS Services and third-party service providers, and the information systems of our portfolio companies. OFS Advisor has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data.  If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.
Many of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.
We expect that many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our securities. All of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures (ASC Topic 820). This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We presently retain the services of an independent service provider to prepare the valuation of these securities.
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
Changes in the laws or regulations governing our business, or changes in the interpretations thereof, and any failure by us to comply with these laws or regulations, could have a material adverse effect on our, and our portfolio companies’ business, results of operations or financial condition.
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
Because we have received the approval of our Board, we will be subject to 150% Asset Coverage beginning on November 6, 2019 provided certain conditions are met.
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

If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of our consolidated financial statements. Confidence in the reliability of our consolidated financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us.

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
See “Item 8–Financial Statements and Supplementary Data–Note 3. Transactions with the Advisers–Expense Limitation Agreements."
Risks Related to BDCs
Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital. As a BDC, we will need to raise additional capital, which will expose us to risks, including the typical risks associated with leverage.
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% (or 150% if certain conditions are satisfied) of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets decline, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.
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
Our investments in the health care and social assistance sector face considerable uncertainties including substantial regulatory challenges.
As of December 31, 2018, our investments in the health care and social assistance sector represented 18.6% of our total portfolio at fair value. Our investments in the health care and social assistance sector, which include portfolio companies providing services such as child care, home healthcare, substance abuse treatment and mental health outpatient treatments, are subject to substantial risks. Our portfolio companies in the health care and social assistance sector are often subject to various federal, state and local laws, as well as a variety of regulatory provisions related to zoning, sanitation, licensing, curriculum, health and safety, among others. The laws and rules governing the business of social assistance companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. In particular, policies and regulations regarding government and third-party reimbursement and insurance coverage of in-home healthcare and mental health and substance abuse treatment fluctuate often. Existing or future laws and rules could force our portfolio companies in the health care and social assistance sector to change how they do business, restrict revenue, increase costs, change reserve levels, change business practices and increase liability in federal and state courts. Participants in the health care and social assistance industry may be subject to certain claims, allegations or litigation involving the care, development and supervision of patients and clients. Such claims, allegations or litigation could significantly damage the reputation of the provider and have adverse effects on the social assistance industry, the financial condition of our portfolio companies, and in turn, our returns, even if such claims, allegations or litigation are proven false.
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
Our shares are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. Our Board must contemplate a liquidity event for our stockholders on or before ten years after the completion of a private offering, which such ten-year period may be extended, in the sole discretion of the OFS Advisor for up to two additional one-year periods. A future liquidity event could include: (i) a listing of our shares on a national securities exchange; (ii) a merger or another transaction approved by our Board in which our stockholders will receive cash or shares of a listed company; or (iii) a sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation. Certain types of liquidity events, such as a listing, would allow us to retain our investment portfolio intact while providing our stockholders with access to a trading market for their securities.
We do not know at this time what circumstances will exist in the future and therefore we do not know what factors our Board will consider in determining whether to pursue a liquidity event in the future. A liquidity event may include a sale, merger or rollover transaction with one or more affiliated investment companies managed by OFS Advisor.
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
We expect to use debt financing and issue additional securities to fund our growth, if any. We cannot assure investors that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. As a BDC, we are generally be required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% (150% if certain conditions are met) at the time we issue any debt or preferred stock. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. In addition, as a BDC, we will generally not be permitted to issue common stock priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.
On November 6, 2018, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board approved the application of a reduced 150% asset coverage ratio to us; therefore, provided certain conditions are met, we will be subject to the reduced asset coverage ratio as of November 6, 2019.
A stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.
Our stockholders will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 100 million shares of common stock. Pursuant to our charter, a majority of our entire Board may amend our charter to increase our authorized shares without stockholder approval. Our board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below net asset value a stockholder’s percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, a stockholder may also experience dilution in the book value and fair value of its shares.
Under the 1940 Act, we are generally prohibited from issuing or selling our common stock at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the current net asset value of our common stock if our Board and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders, including a majority of those stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease and our stockholders will experience dilution.
Certain provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the value of our common stock.
The Maryland General Corporation Law contains and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of the Company or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third-party to obtain control of us and increase the difficulty of consummating such a transaction.
We also adopted measures that may make it difficult for a third-party to obtain control of us, including provisions of our charter classifying our Board in three classes serving staggered three-year terms, and authorizing our Board to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, to amend our charter without stockholder approval and to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders. The foregoing provisions are expected to discourage certain coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to negotiate first with our Board. However, these provisions may deprive a stockholder of the opportunity to sell such stockholder’s shares at a premium to a potential acquirer.
We believe that the benefits of these provisions outweigh the potential disadvantages of discouraging any such acquisition proposals because, among other things, the negotiation of such proposals may improve their terms. Our Board has considered both the positive and negative effects of the foregoing provisions and determined that they are in the best interest of our stockholders.
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
We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions.
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
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2018. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.

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
Stockholders
As of March 27, 2019, there were 329 holders of record of our stock.
Issuer Purchases of Equity Securities
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
In connection with the requirements set forth in the SBCAA, we purchased 18,425 shares of our common stock for $243,030 which were validly tendered in the first of four tender offers which expired on December 26, 2018.
Sales of Unregistered Securities
During the year ended December 31, 2018, we issued and sold 991,524 shares of our common stock for gross proceeds of $13,848,547 or a weighted average price of $13.97 per share.
The offer and sale of the Company’s Common Stock in the private placement was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of, and Rule 506 of Regulation D under, the Securities Act. We paid $454,368 in commissions in connection with the sale of the shares. OFS Advisor paid commissions of $415,738.
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
Distributions
We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our Board in its discretion. Distributions directly affect our taxable income. See "Item 1. Business–Material U.S. Federal Income Tax Considerations–Taxation as a RIC."
Distributions in excess of our current and accumulated ICTI are reported as returns of capital; the tax treatment to the stockholder will depend on a variety of factors including the stockholder’s tax basis in our shares. The determination of the tax attributes of our distributions is made annually as of the end of the year, and is based on our taxable income for the full year and distributions paid for the full year; therefore, determinations made on a quarterly basis may not be representative of the tax attributes of our distributions to stockholders. Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus, which is a nontaxable distribution) is mailed to our U.S. stockholders. For the year ended December 31, 2018, all of our distributions were paid from ordinary income.

Item 6.	Selected Consolidated Financial Data
The following selected financial and other data for the years ended December 31, 2018, 2017, 2016 and period December 8 (inception) through December 31, 2015 are derived from our consolidated financial statements that have been audited by BDO USA, LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this annual report on Form 10-K.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	December 8 (inception) through December 31, 2015
Statement of Operations Data:
Total investment income	$1,692,444	$197,048	$993	$—
Total expenses	562,988	(22,290)	14,468	—
Net investment income (expense)	1,129,456	219,338	(13,475)	—
Net unrealized appreciation (depreciation) on investments, net of taxes	(578,478)	13,475	152	—
Net realized gains on investments	1,414	—	—	—
Net increase (decrease) in net assets resulting from operations	552,392	232,813	(13,323)	—
Per share data:
Net asset value	$13.00	$13.33	$13.33	$15.00
Net investment income (expenses)	0.88	0.61	(0.54)	—
Net unrealized appreciation (depreciation) on investments	(0.45)	0.04	0.01	—
Net increase (decrease) in net assets resulting from operations	0.43	0.65	(0.53)	—
Distributions declared (1)	1.05	1.05	—	—
Balance sheet data at period end:
Investments, at fair value	$28,101,501	$5,138,659	$98,652	$—
Cash and cash equivalents	1,250,296	6,259,541	974,312	—
Other assets	317,775	381,598	299,357	150
Total assets	29,669,572	11,779,798	1,372,321	150
Total liabilities	6,031,688	509,766	327,294	—
Total net assets	23,637,886	11,270,032	1,045,027	150
Other data (unaudited):
Weighted average yield on debt investments (2)	10.92%	10.50%	9.20%	—%
Number of portfolio companies at end of year	31	13	1	—

(1) The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. For the years ended December 31, 2018 and 2017, all of our distributions were paid from ordinary income.

(2)
The weighted average yield on our debt investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion Net Loan Fees divided by (b) amortized cost of our debt investments as of the balance sheet date.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our limited experience operating a BDC, or qualifying and maintaining our status as a RIC under Subchapter M of the Code;

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	our limited operating history;

•	the ability of OFS Advisor to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM;

•	constraint on investment due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	the use of borrowed money to finance a portion of our investments;

•	our increased ability to incur leverage pursuant to the SBCAA, beginning on November 6, 2019;

•	competition for investment opportunities;

•	our ability to raise debt or equity capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.
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
We have based the forward-looking statements on information available to us on the date of this Annual Report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act.
The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this Annual Report on Form 10-K.
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
Fair value estimates
As discussed more fully in “Item 8.–Financial Statements–Note 2” GAAP requires us to categorize fair value measurements according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). All of our investments carried at fair value are classified as Level 3; we typically do not hold equity securities or other instruments that are actively traded on an exchange.
As described in “Item 8.–Financial Statements–Note 5,” we follow a process, under the supervision and review of the Board, to determine these unobservable inputs used to calculate the fair value of our investment. The most significant unobservable inputs in the fair value measurement is the discount rate and projected cash flows contractually due from the investment.
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
The following table illustrates the sensitivity of our fair value measures if we selected the low or high end of the range for all investments at December 31, 2018:

	Fair Value at December 31, 2018	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior Secured	$23,079,802	$22,644,522	$23,517,342
Subordinated	$1,450,840	1,421,265	1,480,413

Equity investments:
Common equity and warrants	$258,984	200,842	316,762

(1)	Excludes $3,311,875 of senior secured debt investments, respectively, valued at a Transaction Price.

Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:

•
The Investment Advisory Agreement with OFS Advisor to manage our operating and investment activities. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. See “Item 1–Management and Other Agreements” and “Item 8–Financial Statements and Supplementary Data–Note 3.”

•
The Administration Agreement with OFS Capital Services, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See “Item 1–Management and Other Agreements” and “Item 8–Financial Statements and Supplementary Data–Note 3.”

•
Expense Limitation Agreements: OFS Advisor limits the Company's incurred expenses under two agreements: the Investment Advisory Agreement, which contains provisions limiting organization and offering costs, and Contractual Issuer Expenses; and an Expense Support Agreement, which limits all other operating expenses. Both agreements contain conditions under which we may become obligated to reimburse OFS Advisor for expense limitations provided thereunder. See “Item 1–Management and Other Agreements” and “Item 8–Financial Statements and Supplementary Data–Note 3.”

OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs managed by OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser or collateral manager to CLOs and other assets, including OFS Capital, a publicly-traded BDC with an investment strategy similar to the Company, as well as OCCI, a newly organized, non-diversified, externally managed, closed-end management investment company that has registered as an investment company under the 1940 Act that primarily invests in the debt and subordinated securities of CLOs.
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
As of December 31, 2018, the fair value of our debt investment portfolio totaled $27,842,517 in 31 portfolio companies, of which 95% and 5% were senior secured loans and subordinated loans, respectively. We also held $258,984 in equity investments, at fair value, in three portfolio companies in which we also held debt investments and one portfolio company we solely held an equity investment. We had unfunded commitments of $447,047 to two portfolio companies at December 31, 2018. Set forth in the tables and charts below is selected information with respect to our portfolio as of December 31, 2018 and 2017.
The following table summarizes the composition of our investment portfolio as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$26,920,483	$26,391,677	$4,548,325	$4,556,911
Subordinated debt investments	1,458,663	1,450,840	456,254	459,278
Preferred equity investments	—	—	82,953	81,889
Common equity investments	284,489	258,984	37,500	40,581
	$28,663,635	$28,101,501	$5,125,032	$5,138,659
Total number of portfolio companies	31	31	13	13

(1)
Includes debt investment in which we have entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. At December 31, 2018, the amortized cost and fair value of this investment was $4,597,526, respectively and $4,533,912, respectively.

The following table shows the portfolio composition by geographic region at amortized cost and fair value, and as a percentage of total investments. The geographic composition is determined by the location of the portfolio companies' corporate headquarters:

	Amortized Cost				Fair Value
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
South - US	$6,488,485	22.6%	$1,961,189	38.3%	$6,379,161	22.7%	$1,972,063	38.3%
Northeast - U.S.	6,582,072	23.0	1,755,266	34.2	6,502,962	23.1	1,765,182	34.4
West - U.S.	7,958,918	27.8	439,515	8.6	7,833,340	27.9	435,546	8.5
Midwest - US	7,634,160	26.6	969,062	18.9	7,386,038	26.3	965,868	18.8
Total	$28,663,635	100.0%	$5,125,032	100.0%	$28,101,501	100.0%	$5,138,659	100.0%
As of December 31, 2018, our investment portfolio’s three largest industries by fair value, were (1) Health Care and Social Assistance (18.6%), (2) Wholesale Trade (15.2%) and (3) Manufacturing (11.5%), totaling approximately 45.3% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Item 8–Financial Statements–Note 4."

The following table presents our debt investment portfolio by investment size as of December 31, 2018 and 2017:

	Amortized Cost				Fair Value
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
Up to $500,000	$2,563,895	9.0%	$1,089,209	21.8%	$2,522,546	9.1%	$1,091,174	21.8%
$500,000 to $1,000,000	11,789,664	41.6	1,858,902	37.1	11,610,465	41.7	2,332,595	46.5
$1,000,000 to $1,500,000	6,584,362	23.2	1,464,163	29.3	5,020,067	18.0	989,116	19.7
Greater than $1,500,000	7,441,225	26.2	592,305	11.8	8,689,439	31.2	603,304	12.0
Total	$28,379,146	100.0%	$5,004,579	100.0%	$27,842,517	100.0%	$5,016,189	100.0%
The following table displays the composition of our debt investment portfolio by weighted average yield as of December 31, 2018, and 2017:

	December 31, 2018			December 31, 2017
	Senior Secured	Subordinated	Total	Senior Secured	Subordinated	Total
Weighted Average Yield (1)	Debt	Debt	Debt	Debt	Debt	Debt
Less than 8%	2.1%	—%	2.0%	4.6%	—%	4.2%
8% - 10%	30.7	—	29.1	48.9	—	44.4
10% - 12%	46.8	—	44.4	36.8	—	33.4
12% - 14%	20.4	100.0	24.5	9.7	100.0	17.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield	10.82%	12.62%	10.92%	10.17%	13.79%	10.50%
(1) The weighted average yield on our debt investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees divided by (b) amortized cost of our debt investments as of the balance sheet date.
Investment Activity
The following is a summary of our investment activity for the year ended December 31, 2018:

	Year Ended December 31, 2018
	Debt Investments	Equity Investments
Investments in new portfolio companies	$19,838,337	$177,758
Investments in existing portfolio companies:
Follow-on investments	5,832,540	69,231
Delayed draw / revolver funding	411,137	—
Total investments in existing portfolio companies	6,243,677	69,231
Total investments in new and existing portfolio companies	$26,082,014	$246,989
Number of new portfolio company investments	24	3
Number of existing portfolio company investments	16	1
Proceeds from principal payments	$2,785,305	$—
Proceeds from investments sold or redeemed	—	87,236
Total proceeds from principal payments, equity distributions and investments sold	$2,785,305	$87,236
Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring.” All of our debt investments were classified as a risk category 3 as of December 31, 2018 and 2017.
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

We do not believe that our historical operating performance is necessarily indicative of our future results of operations that we expect to report in future periods. We are primarily focused on investments in middle-market companies in the United States, including debt investments and, to a lesser extent, equity investments, including warrants and other minority equity securities. Moreover, as a BDC and a RIC, we are also subject to certain constraints on our operations, including, but not limited to, limitations imposed by the 1940 Act and the Code.
Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net increase in net assets resulting from operations may not be meaningful.
Comparison of the years ended December 31, 2018, 2017 and 2016
Operating results for the years ended December 31, 2018, 2017, and 2016:

	Years Ended December 31,
	2018	2017	2016
Total investment income	$1,692,444	$197,048	$993
Total operating expenses	1,695,400	1,415,285	1,105,394
Expense limitation under agreements with adviser	(1,132,412)	(1,437,575)	(1,090,926)
Net operating expenses	562,988	(22,290)	14,468
Net investment income (loss)	1,129,456	219,338	(13,475)
Net unrealized gain (loss) on investments	(578,478)	13,475	152
Net realized gain on investments	1,414	—	—
Net increase (decrease) in net assets resulting from operations	$552,392	$232,813	$(13,323)
Discussion of the years ended December 31, 2018, 2017, and 2016
Investment income for the years ended December 31, 2018, 2017, and 2016:

	Years Ended December 31,
	2018	2017	2016
Investment income
Interest income	$1,620,644	$188,148	$993
Payment-in-kind dividend income	2,630	4,007	—
Fee income	69,170	4,893	—
Total investment income	$1,692,444	$197,048	$993
Investment income for the years ended December 31, 2018, 2017, and 2016, consisted primarily of interest income on our debt investments. Growth in investment income for the year ended December 31, 2018, is due to the deployment of funds raised through our Offering into portfolio securities. Fee income increased in 2018 due to syndication fees in which OFS Advisor sourced, structured, and arranged the lending group, and for which we were additionally compensated.
Expenses

	Years Ended December 31,
	2018	2017	2016
Organization costs	$—	$—	$321,818
Amortization of deferred offering costs	171,649	322,096	201,263
Contractual issuer expenses	14,963	54,854	174,368
Interest expense	61,259	—	—
Management fees	183,011	22,765	689
Administration fee	581,294	368,901	145,440
Professional fees	430,107	416,012	165,417
Insurance expense	82,026	111,392	52,181
Transfer agent fees	80,020	56,348	13,129
Other expenses	91,071	62,917	31,089
Total expenses	$1,695,400	$1,415,285	$1,105,394
Organization expenses. We incurred organization expenses of $0, $0 and $321,818 for the years ended December 31, 2018, 2017, and 2016, respectively. Organization expenses are comprised of professional fees of our attorneys and independent accountants related to the preparation of our registration statement on Form 10 filed with the SEC and our initial operating agreements.
Offering expenses. We incurred offering costs of $134,375, $153,908 and $319,211 during the years ended December 31, 2018, 2017, and 2016, respectively. Offering costs incurred prior to the commencement of the Offering on July 18, 2016, were deferred and then amortized on a straight-line basis over twelve months from July 18, 2016. All offering costs incurred subsequent to July 18, 2016, are deferred and amortized over a twelve month period from the date incurred. Offering costs in these periods consist of professional fees of attorneys and others related to the preparation of our private placement memorandum and our dealer-manager agreement, due diligence activities, and fees related to development of marketing plans and materials for our common stock.
Amortization of offering costs were $171,649, $322,096 and $201,263 for the years ended December 31, 2018, 2017, and 2016, respectively.
Organization and offering costs for the year ended December 31, 2016, also includes $130,000 for costs incurred by OFS Advisor to an affiliate of Evolv for consulting services prior to Evolv’s appointment as sub-adviser to us. On July 18, 2016, OFS Advisor and the affiliate of Evolv terminated their consulting agreement.
Contractual issuer expenses. We incurred contractual issuer expenses of $14,963, $54,854 and $174,368 for the years ended December 31, 2018, 2017, and 2016, respectively, related to salaries and direct expenses of personnel of OFS Advisor and its affiliates directly involved in the activities enumerated above in organization expenses and offering expenses.
Interest expense. We incurred interest expense of $61,259, $0 and $0 for the years ended December 31, 2018, 2017, and 2016, respectively, related to borrowings under the PWB Credit Facility and the amortization of deferred finance costs.
Management fees. Management fees were $183,011, $22,765, and $689 for the years ended December 31, 2018, 2017, and 2016, respectively. Management fees increased due to the deployment of Offering proceeds and the increase in the size of the portfolio.
Administrative fees. Administrative fees were $581,294, $368,901 and $145,440 for the years ended December 31, 2018, 2017 and 2016, respectively, primarily related to accounting and record-keeping services, preparation and filing of required periodic reports with the SEC, and research. The increase was primarily due to an increase in the aforementioned administration services due to an increased level of investment activity and other fund operations.
Professional fees. We incurred professional fees of $430,107, $416,012 and $165,417 for the years ended December 31, 2018, 2017 and 2016, respectively, primarily comprised of consulting fees and professional fees of our attorneys and independent registered public accounting firm. The increase was primarily due to an increase in the aforementioned professional services due to an increased level of investment activity and other fund operations.
Insurance and other expenses. We incurred insurance and other expenses of $173,097, $174,309 and $96,399 for the years ended December 31, 2018, 2017, and 2016 respectively, primarily comprised of transfer agent fees and insurance charges, which remained consistent for the years ended December 31, 2018 and 2017, and increased from 2016 due to a full year of in force insurance coverage, as well as increased transfer agent fees, primarily due to increased investment activity during 2018 and 2017.
Expense Limitations. All organization and offering expenses, and contractual issuer expenses incurred in the years ended December 31, 2018, 2017, and 2016, have been limited to $161,019, $161,019, and $13,475, respectively, under the terms of the Investment Advisory Agreement. We reimbursed OFS Advisor $83,317, $49,647 and $11,421 in organization costs and contractual issuer expenses during the years ended December 31, 2018, 2017, and 2016, respectively, which reduced other expense limitations for that period and resulted in net recognition of expense. We also reimbursed OFS Advisor $124,417, 108,945 and $4,480 in offering costs during the years ended December 31, 2018, 2017, and 2016, respectively, of which $124,417, $108,945 and $435, respectively, was fully amortized at the time of reimbursement, which reduced the other limitations for those periods and resulted in net recognition of expense. Due to the 2018 and 2017 reimbursed offering costs being fully amortized at year end, there were no deferred offering costs on the balance sheet as of December 31, 2018 and 2017, respectively. Deferred offering costs reported on the balance sheet would continue to amortize in accordance with its original amortization period, and would not be subject to further limitation under expense limitation agreements with OFS Advisor. The net effect of expense limitations under the Investment Advisory Agreement are presented below.

	Year ended December 31,
	2018	2017	2016
Gross aggregate organization costs, amortization of deferred offering costs, and contractual issuer expenses reported in operating expenses	$186,612	$376,950	$697,449
Reimbursement of organization costs	(76,947)	(46,490)	(10,285)
Reimbursement of amortized offering costs	(124,417)	(100,909)	(435)
Reimbursement of contractual issuer expenses	(6,370)	(3,157)	(1,136)
Post-reimbursement amortization of reimbursed deferred offering costs; not subject to limitation	—	(10,463)	(1,619)
Organization costs, amortization of deferred offering costs, and contractual issuer expenses reimbursed and incurred	(207,734)	(161,019)	(13,475)
Expense limitation of organization and offering costs, and contractual issuer expenses under the Investment Advisory Agreement	$(21,122)	$215,931	$683,974
All other gross operating expenses (operating expenses exclusive of organization and offering expenses, and contractual issuer expenses, and before limitations) are subject to limitation under the Expense Support Agreement. OFS Advisor's obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to unsupported investment company taxable income (expense) and the amount of the declared distribution; the Expense Support Agreement provides expense support such that distributions are not paid from Offering proceeds. The determination of expense limitation under the Expense Support Agreement for the years ended December 31, 2018 and 2017, is presented below.

	Years Ended December 31,
	2018	2017	2016 (4)
Total investment income	$1,692,444	$197,048	$993
Gross operating expenses (1):
Interest expense, base management fees, and incentive fees	244,270	22,765	689
Other operating expenses as defined in the Expense Support Agreement (2)	1,264,518	1,015,570	407,256
Temporary differences in recognition of ICTI and GAAP net investment income (3)	(4,007)	4,007	—
Realized gains in ICTI	(1,414)	—	—
Unsupported ICTI	189,077	(845,294)	(406,952)
Declared distributions	1,342,611	376,350	—
Expense limitation under Expense Support Agreement	$1,153,534	$1,221,644	$406,952

(1)
Gross operating expenses excludes organization costs, amortization of deferred offering costs, Contractual Issuer Expenses, and the related expense support under the Investment Advisory Agreement as such expenses are generally excluded from the determination of ICTI. See "Item 8. – Financial Statements – Note 8."

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

	Years Ended December 31,
	2018	2017	2016
Cash from net investment income	$1,319,405	$158,528	$(25,840)
Cash received from net realized gains	1,414	—	—
Net purchases and origination of portfolio investments	(22,736,590)	(5,115,300)	—
Net cash used in operating activities	(21,415,771)	(4,956,772)	(25,840)
Net proceeds from issuances of common stock	13,401,109	10,426,740	1,000,150
Repurchase of common stock	(243,030)	—	—
Net borrowings under revolving line of credit	4,400,000	—	—
Payment of debt issuance costs	(62,750)	—	—
Cash distributions paid	(1,088,803)	(184,737)	—
Net change in cash and cash equivalents	$(5,009,245)	$5,285,231	$974,310
We used $21,415,771 and $4,956,772 in cash from operating activities for the years ended December 31, 2018 and 2017, respectively. The increase in cash used in operations was primarily due to the funding of investments we purchased during 2018, approximately $528,000 of cash paid for professional fees, insurance, and general and administrative fees, approximately $496,000 of cash paid to OFS Advisor under the Administration Agreement. Net cash used in operating activities was reduced by aggregate expenses paid on our behalf under the Investment Advisory Agreement and limitation payments received under the Expense Support Agreement of $1,325,000 and $1,327,000 for the years ended December 31, 2018 and 2017, respectively, which was a significant source of our liquidity. Expense support and limitation under both the Investment Advisory Agreement and the Expense Support Agreement is cancelable at any time.
We raised net proceeds from our Offering of $13,401,109 and $10,426,740 during the years ended December 31, 2018 and 2017, respectively. The capital contributions for the year ended December 31, 2016, were from OFSAM for our initial capitalization.
Subsequent to December 31, 2018, we paid a $445,420 distribution to our common stockholders and sold an additional 120,811 shares of our common stock for net proceeds of $1,632,560.
Borrowings
We are party to a BLA with Pacific Western Bank, as lender, to provide us with a senior secured revolving credit facility, or PWB Credit Facility. The PWB Credit Facility is available for general corporate purposes including investment funding. The maximum availability of the PWB Credit Facility is equal to 35% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of December 31, 2018, we were in compliance with the applicable covenants.

The terms of the PWB Credit Facility as of December 31, 2018 are as follows:

	Maximum Availability	Floor Rate	Interest Rate	Unused Fee	Maturity Date
PWB Credit Facility	$10,000,000	5.75%	Prime + 0.75%	0.50%	September 12, 2019
Availability under the PWB Credit Facility was $4.8 million, based on the stated advance rate of 35% under the borrowing base, and the $4.4 million outstanding as of December 31, 2018.
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
We are permitted to borrow money from time to time within the levels permitted by the 1940 Act which generally prohibits us from incurring indebtedness, unless immediately after such borrowing, we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). On March 23, 2018, the Consolidated Appropriations Act of 2018, which includes the SBCAA, was signed into law. The SBCAA amends the 1940 Act to permit a BDC to reduce the required minimum asset coverage ratio applicable to it from 200% to 150%, subject to certain requirements described therein.
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
Contractual Obligations
On July 15, 2016, we, with approval by our board of directors, entered into the Investment Advisory Agreement, the Expense Support Agreement, the Investment Sub-Advisory Agreement, and the Administration Agreement. The Investment Advisory Agreement and Investment Sub-Advisory Agreement became effective as of August 30, 2016, the date that we satisfied the Minimum Offering Requirement and were each continued on April 5, 2018. See “Item 8 – Financial Statements – Note 3. Transactions with the Advisers.”
Off-Balance Sheet Arrangements
OFS Advisor and its affiliates have incurred organizational and offering costs, and Contractual Issuer Expenses related to the Company of which $1,001,252 and $1,059,648 were unreimbursed as of December 31, 2018 and 2017, respectively. We remain conditionally liable for organization and offering costs incurred by OFS Advisor and its affiliates on our behalf. See “Item 8 – Financial Statements – Note 3. Transactions with the Advisers.”
OFS Advisor has provided operating expense support of $2,782,125 and $1,628,596 as of December 31, 2018 and 2017, respectively. We remain conditionally liable for operating expense support provided by OFS Advisor. See “Item 8 – Financial Statements – Note 3. Transactions with the Advisers.”
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $447,047 of total unfunded commitments to four portfolio companies at December 31, 2018.
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
Our board of directors maintains a variable dividend policy with the objective of distributing four quarterly distributions in an amount not less than 90-100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, we may also pay an additional special dividend, or fifth dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities–Distributions." Our distributions for the year ended December 31, 2018, and 2017, respectively, were comprised entirely of ordinary income.
The following table reflects the cash distributions per share that we declared on our common stock during the years ended December 31, 2018 and 2017, respectively. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Monthly Amount Per Share	Cash Distribution
Year Ended December 31, 2017
January 31, 2017	January 31, 2017	April 21, 2017	$0.0875	$6,859
February 27, 2017	February 28, 2017, March 31, 2017	April 21, 2017	0.0875	14,857
April 25, 2017	April 28, 2017, May 31, 2017, June 30, 2017	July 14, 2017	0.0875	38,753
July 31, 2017	July 31, 2017, August 31, 2017, September 29, 2017	October 16, 2017	0.0875	124,268
October 31, 2017	October 31, 2017, November 27, 2017, December 26, 2017	January 15, 2018	0.0875	191,613

Year Ended December 31, 2018
January 29, 2018	January 29, 2018, February 26, 2018, March 28, 2018	April 16, 2018	$0.0875	$234,075
April 26, 2018	April 26, 2018, May 29, 2018, June 27, 2018	July 16, 2018	0.0875	297,096
July 27, 2018	July 27, 2018 August 29, 2018, September 26, 2018	October 15, 2018	0.0875	366,019
October 29, 2018	October 29, 2018, November 28, 2018, December 27, 2018	January 15, 2019	0.0875	445,421

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
Repurchase of common stock
On November 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, provided we extend to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholder as of November 6, 2018, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018, the asset coverage ratio test applicable to us will be decreased from 200% to 150%, effective November 6, 2019
In connection with the requirements set forth in the SBCAA, we purchased 18,425 shares of our common stock for $243,030 which were validly tendered in the first of four tender offers which expired on December 26, 2018.

Recent Developments
On January 29, 2019, our Board declared a distribution of $0.0875 per common share, payable on April 15, 2019, to stockholders of record on each of January 29, 2019, February 26, 2019 and March 27, 2019.
On February 11, 2019, we commenced a second tender offer pursuant to which we are offering to purchase up to 465,917 shares of our issued and outstanding common stock at a price equal to our net asset value per share on March 28, 2019.
Effective March 26, 2019, Evolv resigned from its role as sub-adviser under the Investment Sub-Advisory Agreement dated July 15, 2016, by and among Evolv, the Adviser and us, thereby terminating Evolv’s services under the Investment Sub-Advisory Agreement. Evolv’s resignation was without Good Reason (as such term is defined in the Investment Sub-Advisory Agreement) and we and the Adviser agreed to waive any prior written notice requirement applicable to Evolv’s resignation.  At this time, our Board has determined it is in our best interests not to appoint a new sub-advisor.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of future funding and the valuation of our investment portfolio. As of December 31, 2018, 95% of our debt investments bore interest at floating interest rates and 5% of our debt investments bore interest at fixed rates, at fair value. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. A significant portion of our loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2018, all of our floating rate loans were based on a floating LIBOR (not subject to a floor).
Assuming that our balance sheet as of December 31, 2018, were to remain constant, and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Basis point increase	Interest income	Interest expense	Net increase
50	$147,729	$22,306	$125,423
100	281,212	44,611	236,601
150	414,694	66,917	347,777
200	548,177	89,222	458,955
250	681,659	111,528	570,131

Basis point decrease	Interest income	Interest expense (1)	Net decrease
50	$(119,236)	$(22,306)	$(96,930)
100	(250,792)	—	(250,792)
150	(371,601)	—	(371,601)
200	(427,531)	—	(427,531)
250	(458,549)	—	(458,549)
(1) Our PWB Credit Facility contains a 5.75% interest rate floor, and therefore a decline in the Prime Rate would not materially impact interest expense.
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

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Hancock Park Corporate Income, Inc.
Chicago, Illinois
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Hancock Park Corporate Income, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes, including the financial highlights for each of the three years in the period ended December 31, 2018 and the period from December 8, 2015 (inception) to December 31, 2015, (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of their operations, the changes in their net assets, and their cash flows for each of the three years in the period ended December 31, 2018, and their financial highlights for each of the three years in the period ended December 31, 2018 and for the period from December 8, 2015 (inception) to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 and 2017 by correspondence with the custodian, loan agent, portfolio companies, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

Chicago, Illinois
March 29, 2019

We have served as the Company’s auditors since 2015.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities

	December 31,
	2018	2017
Assets:
Non-control/non-affiliate investments at fair value (amortized cost of $28,663,635 and $5,125,032, respectively)	$28,101,501	$5,138,659
Cash and cash equivalents	1,250,296	6,259,541
Interest receivable	192,295	49,930
Due from advisor and affiliates (see Note 3)	73,338	265,749
Prepaid expenses and other assets	52,144	65,919
Total assets	$29,669,574	$11,779,798

Liabilities:
Revolving line of credit	$4,400,000	$—
Payable for investment purchased	721,286	—
Administration fee payable	236,335	150,976
Accrued professional fees	191,011	159,516
Distributions payable	445,421	191,613
Other accrued liabilities	37,635	7,661
Total liabilities	6,031,688	509,766

Commitments and contingencies ($3,783,377 and $2,688,244, respectively; see Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized as of December 31, 2018 and 2017; 1,818,799 and 845,700 shares issued and outstanding as of December 31, 2018 and 2017, respectively	1,819	846
Paid-in capital in excess of par	24,200,918	11,251,552
Total distributable earnings (accumulated loss)	(564,851)	17,634
Total net assets	23,637,886	11,270,032

Total liabilities and net assets	$29,669,574	$11,779,798

Number of shares outstanding	1,818,799	845,700
Net asset value per share	$13.00	$13.33

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2018	2017	2016
Investment income
Interest income	$1,620,644	$188,148	$993
Payment-in-kind dividend income	2,630	4,007	—
Fee income	69,170	4,893	—
Total investment income	1,692,444	197,048	993

Operating expenses
Organization costs	—	—	321,818
Amortization of deferred offering costs	171,649	322,096	201,263
Contractual issuer expenses (see Notes 2 and 3)	14,963	54,854	174,368
Interest expense	61,259	—	—
Management fees	183,011	22,765	689
Administrative fees	581,294	368,901	145,440
Professional fees	430,107	416,012	165,417
Insurance expense	82,026	111,392	52,181
Transfer agent expense	80,020	56,348	13,129
Other expenses	91,071	62,917	31,089
Total operating expenses	1,695,400	1,415,285	1,105,394
Less: Net expense limitation under agreements with adviser (see Notes 2 and 3)	(1,132,412)	(1,437,575)	(1,090,926)
Net operating expenses	562,988	(22,290)	14,468

Net investment income (loss)	1,129,456	219,338	(13,475)

Net realized and unrealized gain (loss) on investments
Net realized gain on investments	1,414	—	—
Net unrealized appreciation (depreciation), net of deferred taxes	(578,478)	13,475	152
Net gain (loss) on investments	(577,064)	13,475	152

Net increase (decrease) in net assets resulting from operations	$552,392	$232,813	$(13,323)

Net investment income (loss) per common share - basic and diluted	$0.88	$0.61	$(0.54)
Net increase (decrease) in net assets resulting from operations per common share - basic and diluted	$0.43	$0.65	$(0.53)
Distributions declared per common share	1.05	1.05	—
Basic and diluted weighted average shares outstanding or subscribed	1,288,439	359,550	25,103

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets

	Years Ended December 31,
	2018	2017	2016
Common Stock
Balance at January 1	$846	$78	$—
Common stock issued or subscribed	991	768	78
Repurchase of common shares	(18)	—	—
Balance at December 31	1,819	846	78

Paid-in capital in excess of par
Balance at January 1	11,251,552	1,044,797	150
Common stock issued or subscribed	13,400,112	10,367,774	1,058,122
Repurchase of common shares	(243,012)	—	—
Tax reclassifications of permanent differences	(207,734)	(161,019)	(13,475)
Balance at December 31	24,200,918	11,251,552	1,044,797

Total distributable earnings (accumulated losses)
Net investment income	1,129,456	219,338	(13,475)
Realized gain on investment	1,414	—	—
Unrealized appreciation (depreciation), net of deferred taxes	(578,478)	13,475	152
Net increase in net assets resulting from operations	552,392	232,813	(13,323)
Balance at January 1	17,634	152	—
Distributions to stockholders	(1,342,611)	(376,350)	—
Tax reclassifications of permanent differences	207,734	161,019	13,475
Balance at December 31	(564,851)	17,634	152

Total net assets at December 31	$23,637,886	$11,270,032	$1,045,027

Common shares outstanding
Balance at January 1	845,700	78,385	10
Common stock issued or subscribed	991,524	767,315	78,375
Repurchase of common shares	(18,425)	—	—
Number of common shares outstanding or subscribed at December 31	1,818,799	845,700	78,385
See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$552,392	$232,813	$(13,323)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation on investments	578,478	(13,475)	(152)
Net realized gains on investments	(1,414)	—	—
Amortization of net loan fees	(71,832)	(5,389)	—
Amendment fees collected	3,082	1,878	—
Amortization of deferred offering costs	—	10,463	1,619
Amortization of deferred debt issuance costs	20,082	—	—
Paid-in kind interest and dividend income	(17,832)	(6,219)	—
Deferral of offering costs reimbursed to adviser	—	(8,036)	(4,046)
Purchase of portfolio investments	(25,607,717)	(5,234,096)	—
Proceeds from principal payments on portfolio investments	2,785,305	118,796	—
Proceeds from redemption of equity securities	87,236	—	—
Changes in other operating assets and liabilities:
Interest receivable	(142,365)	(49,283)	(647)
Due from advisor and affiliates	192,410	(98,223)	(167,526)
Administrative fee payable	85,360	55,456	95,520
Accrued professional fees	31,495	35,708	123,803
Other assets and liabilities	89,549	2,835	(61,088)
Net cash used in operating activities	(21,415,771)	(4,956,772)	(25,840)

Cash flows from financing activities
Net proceeds from the issuance of common stock	13,401,109	10,426,740	1,000,150
Distributions paid to stockholders	(1,088,805)	(184,737)	—
Repurchase of common stock	(243,030)	—	—
Borrowing under revolving line of credit	5,100,000	—	—
Repayments under revolving line of credit	(700,000)	—	—
Payment of debt issuance costs	(62,750)	—	—
Net cash provided by financing activities	16,406,526	10,242,003	1,000,150

Net increase (decrease) in cash and cash equivalents	(5,009,245)	5,285,231	974,310
Cash and cash equivalents at beginning of year	6,259,541	974,310	—
Cash and cash equivalents at end of year	$1,250,296	$6,259,541	$974,310
Supplemental disclosure of cash flow information:
Organization and offering costs, and contractual issuer expenses paid by investment adviser and its affiliates (see Notes 2 and 3)	$218,086	$279,582	$772,337
Amortization of deferred offering costs limited by investment adviser (see Notes 2 and 3)	171,649	311,633	199,644
Cash paid during the period for interest	39,210	—	—

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2018

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
BayMark Health Services	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		10.60%	(L +8.25%)	3/22/2018	3/1/2025	$1,000,000	$991,124	$983,152	4.2%

Brookfield WEC Holdings Inc.	Business to Business Electronic Markets
Senior Secured Loan		9.27%	(L +6.75%)	12/6/2018	8/3/2026	217,700	217,700	212,701	0.9

Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (5)		10.24%	(L +7.25%)	8/23/2017	8/23/2022	573,555	569,878	573,302	2.4
Senior Secured Loan (Revolver) (7)		9.65%	(L +7.82%)	8/23/2017	8/23/2022	—	(293)	—	—
						573,555	569,586	573,302	2.4
Cirrus Medical Staffing, Inc.	Temporary Help Services
Senior Secured Loan (5)		11.05%	(L +8.25%)	3/5/2018	10/19/2022	843,862	834,319	831,236	3.5
Senior Secured Loan (Revolver) (7)		11.05%	(L +8.25%)	3/5/2018	10/19/2022	83,570	83,570	82,320	0.3
						927,432	917,889	913,556	3.8
Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		11.24%	(L +8.50%)	6/6/2017	11/1/2025	447,640	438,860	429,675	1.8

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		7.52%	(L +5.00%)	4/27/2017	4/21/2024	24,625	24,438	23,162	0.1
Senior Secured Loan		11.52%	(L +9.00%)	4/26/2017	4/21/2025	550,000	554,066	521,663	2.2
						574,625	578,504	544,825	2.3
Convergint Technologies	Security Systems Services (except Locksmiths)
Senior Secured Loan		9.27%	(L +6.75%)	9/28/2018	2/2/2026	893,750	884,632	854,000	3.6

Davis Vision, Inc.	Direct Health and Medical Insurance Carriers
Senior Secured Loan		9.28%	(L +6.75%)	7/16/2018	12/1/2025	1,371,000	1,343,475	1,304,544	5.5

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2018

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Senior Secured Loan (5)		12.23%	(L +9.42%)	3/8/2018	11/20/2023	$1,104,807	$1,095,807	$1,079,723	4.6%
Common Equity (115 units) (6)				3/8/2018			115,385	121,715	0.5
						1,104,807	1,211,192	1,201,438	5.1
DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		5.27%	(L +2.75%)	8/22/2017	8/15/2024	97,798	97,405	92,832	0.4
Senior Secured Loan		9.50%	(L +7.00%)	8/22/2017	8/15/2025	1,590,882	1,595,003	1,539,394	6.5
						1,688,681	1,692,408	1,632,226	6.9
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	469,442	466,053	464,278	2.0
Common Equity (3,750 units) (6)				7/13/2017			37,500	38,188	0.2
						469,442	503,553	502,466	2.2
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		12.31%	(L +9.50%)	10/25/2018	4/25/2024	1,000,000	980,677	980,000	4.1

GOBP Holdings, Inc.,	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured Loan		10.05%	(L +7.25%)	10/17/2018	10/22/2026	200,000	198,042	192,664	0.8

Hyland Software, Inc.	Software Publishers
Senior Secured Loan		6.02%	(L +3.50%)	10/24/2018	7/1/2024	22,177	22,177	21,266	0.1
Senior Secured Loan		9.52%	(L +7.00%)	10/24/2018	7/7/2025	333,469	335,865	324,700	1.4
						355,646	358,042	345,966	1.5
Inergex Holdings	Other Computer Related Services
Senior Secured Loan		9.39%	(L +7.00%)	10/1/2018	10/1/2024	872,813	860,270	861,875	3.6
Senior Secured Loan (Revolver) (7)		0.50%	(L +7.00%)	10/1/2018	10/1/2024	—	(1,796)	—	—
						872,813	858,473	861,875	3.6
JBR Clinical Research, Inc.	Research and Development in the Social Sciences and Humanities
Senior Secured Loan (5)		9.10%	(L +6.71%)	8/2/2018	8/2/2023	2,057,143	2,040,131	1,992,563	8.4

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2018

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Online Tech Stores, LLC	Stationery and Office Supplies Merchant Wholesalers
Subordinated Secured Loan		10.50% cash / 1.00% PIK	N/A	2/1/2018	8/1/2023	$1,009,282	$992,610	$986,562	4.2%

OnSite Care, PLLC	Home Health Care Services
Senior Secured Loan (5)		10.22%	(L +7.85%)	8/10/2018	8/10/2023	900,000	891,710	888,324	3.8

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		11.56%	(L +8.75%)	11/16/2017	6/30/2025	680,000	679,397	677,036	2.9

Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		10.13%	(L +7.75%)	9/24/2018	5/1/2026	2,000,000	2,009,767	1,949,254	8.2

Performance Team LLC	General Warehousing and Storage
Senior Secured Loan		12.52%	(L +10.00%)	5/24/2018	11/24/2023	1,500,000	1,486,656	1,525,633	6.5

Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		12.77%	(L +10.25%)	3/23/2018	3/23/2023	471,429	463,467	452,467	1.9
Common Equity (86 Class A units) (6)				3/23/2018			85,714	46,581	0.2
						471,429	549,181	499,048	2.1
Rack Merger Sub Inc	Packaging Machinery Manufacturing
Senior Secured Loan		9.71%	(L +7.25%)	5/22/2017	10/3/2022	178,889	175,604	178,636	0.8

Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		6.90%	(L +4.50%)	6/7/2017	5/26/2023	70,103	69,587	69,433	0.3
Senior Secured Loan		10.90%	(L +8.50%)	6/7/2017	11/26/2023	178,571	176,542	176,726	0.7
						248,674	246,129	246,159	1.0
Rocket Software, Inc.	Software Publishers
Senior Secured Loan		6.77%	(L +4.25%)	11/20/2018	11/19/2025	137,330	136,647	131,750	0.6
Senior Secured Loan		10.77%	(L +8.25%)	11/20/2018	11/19/2026	1,062,670	1,052,098	1,034,050	4.4
						1,200,000	1,188,746	1,165,800	5.0

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2018

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
RPLF Holdings, LLC	Software Publishers
Common Equity (45,890 Class A units) (6)				1/17/2018			$45,890	$52,500	0.2%

SSH Group Holdings, Inc.,	Child Day Care Services
Senior Secured Loan		6.77%	(L +4.25%)	7/26/2018	7/30/2025	95,760	95,535	89,725	0.4
Senior Secured Loan		10.77%	(L +8.25%)	7/26/2018	7/30/2026	704,000	697,318	667,264	2.8
						799,760	792,853	756,989	3.2
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		6.77%	(L +4.25%)	5/15/2018	12/11/2024	105,977	105,738	99,986	0.4
Senior Secured Loan		10.52%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,593,182	1,489,777	6.3
						1,699,197	1,698,920	1,589,763	6.7
The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		11.27%	(L +8.75%)	12/22/2017	12/22/2022	500,000	497,020	489,649	2.1
Senior Secured Loan (Delayed Draw) (7)		11.22%	(L +8.75%)	7/20/2018	12/22/2022	266,667	266,667	261,146	1.1
						766,667	763,687	750,795	3.2
Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		6.26%	(L +3.75%)	5/30/2017	4/22/2024	16,154	16,030	15,604	0.1
Senior Secured Loan		10.76%	(L +8.25%)	5/30/2017	4/21/2025	878,456	885,890	852,601	3.6
						894,610	901,920	868,205	3.7
Wand Intermediate I, LP	Automotive Body, Paint, and Interior Repair and Maintenance
Senior Secured Loan		9.84%	(L +7.25%)	5/14/2018	9/17/2022	977,784	986,602	971,844	4.1

Wastebuilt Environmental Solutions, LLC.	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		11.27%	(L +8.75%)	10/11/2018	10/11/2024	1,500,000	1,469,678	1,470,000	6.2

Total Investments						$28,580,525	$28,663,635	$28,101,501	118.9%

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

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2018

(3)
Substantially all of the debt investments bear interest at rates determined by reference to LIBOR (L), all which are reset monthly or quarterly. For all variable-rate investments the schedule presents the spread over LIBOR and the interest rate as of December 31, 2018. All investments with a stated payment-in-kind ("PIK") rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(4)	Fair value was determined using significant unobservable inputs for all of the Company's investments. See Note 5 for further details.

(5)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of December 31, 2018:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
Carolina Lubes, Inc.	10.24%	9.65%	0.59%
DRS Imaging Services, LLC	12.23%	10.80%	1.43%
JBR Clinical Research, Inc.	9.10%	8.64%	0.46%
OnSite Care, PLLC	10.22%	8.60%	1.62%

(6)	Non-income producing.

(7)	Subject to unfunded commitments. See Note 6 for further details.

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2017

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
Aegis Acquisition, Inc.	Testing Laboratories
Senior Secured Loan		10.17%	(L +8.50%)	10/31/2017	8/24/2021	$480,000	$473,120	$468,910	4.2%

BJ's Wholesale Club, Inc.	Warehouse Clubs and Supercenters
Senior Secured Loan		8.95%	(L +7.50%)	3/22/2018	2/3/2025	468,306	455,924	457,964	4.1

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (5)		9.28%	(L +7.25%)	8/23/2017	8/23/2022	589,286	579,658	589,836	5.2
Senior Secured Loan (Revolver)		8.59%	(L +7.25%)	8/23/2017	8/23/2022	13,393	12,647	13,468	0.1
Preferred Equity (26 units) 14% PIK				8/23/2017			82,953	81,889	0.7
						602,679	675,258	685,193	6.0
Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		10.98%	(L +9.50%)	6/6/2017	5/8/2019	447,640	439,515	435,546	3.9

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		6.69%	(L +5.00%)	4/27/2017	4/21/2024	24,875	24,651	25,128	0.2
Senior Secured Loan		10.69%	(L +9.00%)	4/26/2017	4/21/2025	50,000	49,314	49,844	0.4
						74,875	73,965	74,972	0.6
DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		4.42%	(L +2.75%)	8/22/2017	8/15/2024	$99,750	$99,277	$99,773	0.9%
Senior Secured Loan		8.42%	(L +7.00%)	8/22/2017	8/15/2025	400,000	396,181	393,072	3.5
						499,750	495,458	492,845	4.4
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	464,712	456,254	459,278	4.1
Common Equity (3,750 units) (6)				7/13/2017			37,500	40,581	0.4
						464,712	493,754	499,859	4.5
Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		10.45%	(L +8.75%)	11/16/2017	6/30/2025	480,000	476,164	473,420	4.2

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Rack Merger Sub Inc	Packaging Machinery Manufacturing
Senior Secured Loan		8.75%	(L +7.25%)	5/22/2017	10/3/2022	183,333	179,071	183,333	1.6

Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		6.19%	(L +4.50%)	6/7/2017	5/26/2023	70,818	70,177	70,159	0.6
Senior Secured Loan		10.19%	(L +8.50%)	6/7/2017	11/26/2023	178,571	176,128	176,558	1.6
						249,389	246,305	246,717	2.2
The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		10.28%	(L +8.75%)	12/22/2017	12/20/2022	500,000	492,541	496,271	4.4

TravelCLICK, Inc.	Computer Systems Design and Related Services
Senior Secured Loan		9.32%	(L +7.75%)	2/16/2017	11/6/2021	150,606	150,353	150,606	1.3

Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		5.64%	(L +4.00%)	5/30/2017	4/21/2024	$16,318	$16,169	$16,339	0.1%
Senior Secured Loan		9.89%	(L +8.25%)	5/30/2017	4/21/2025	453,456	457,435	456,684	4.1
						469,774	473,604	473,023	4.2
Total Investments						$5,071,064	$5,125,032	$5,138,659	45.6%

(1)	Equity ownership may be held in shares or units of companies affiliated with the portfolio company. As of December 31, 2017, all investments were non-control/non-affiliate investments.

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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
The Company’s objective is to provide stockholders with current income and capital appreciation through its strategic investment focus primarily on debt investments and, to a lesser extent, equity investments primarily in middle-market companies principally in the United States. OFS Capital Management, LLC ("OFS Advisor") manages the day-to-day operations of, and provides investment advisory services to the Company. OFS Advisor, an affiliate of the Company, a registered investment adviser, and a subsidiary of Orchard First Source Asset Management, LLC ("OFSAM"), serves as investment adviser to the Company, and Evolv Capital Advisors LLC ("Evolv"), a registered investment adviser, serves as subadviser to the Company. OFS Advisor also serves as the investment adviser to collateralized loan obligation ("CLO") funds and other assets, including OFS Capital Corporation ("OFS Capital"). OFS Capital is a publicly-traded BDC with an investment strategy similar to the Company's. OFS Advisor also serves as the investment adviser for OFS Credit Company, Inc. ("OCCI"), a newly organized, non-diversified, externally managed, closed-end management investment company that has registered as an investment company under the 1940 Act that primarily invests in the equity tranche of CLOs.
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
Note 2. Summary of Significant Accounting Policies
Basis of presentation: The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"), including Accounting Standards Codification ("ASC") Topic 946, "Financial Services–Investment Companies" ("ASC Topic 946") and the requirements for reporting on Form 10-K, the 1940 Act, and Articles 6 and 12 of Regulation S-X. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation in accordance with GAAP. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.
Principles of consolidation: The Company consolidates majority-owned investment company subsidiaries. The Company does not own any controlled operating company whose business consists of providing services to the Company, which would also require consolidation. All intercompany balances and transactions are eliminated upon consolidation.
Investments: The Company applies fair value accounting in accordance with ASC Topic 820, Fair Value Measurements, which defines fair value, establishes a framework to measure fair value, and requires disclosures regarding fair value measurements. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined through the use of models and other valuation techniques, valuation inputs, and assumptions market participants would use to value the investment. Highest priority is given to prices for identical assets quoted in active markets (Level 1) and the lowest priority is given to unobservable valuation inputs (Level 3). The availability of observable inputs can vary significantly and is affected by many factors, including the type of product, whether the product is new to the market, whether the product is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that the valuation is based on less observable or unobservable inputs, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3 (i.e., those instruments valued using non-observable inputs), which comprise the entirety of the Company’s investments.
Changes to the valuation policy are reviewed and approved by management and the Company’s board of directors (the "Board"). As the Company’s investments change, markets change, new products develop, and valuation inputs become more or less observable, the Company will continue to refine its valuation methodologies.
See Note 5 for more detailed disclosures of the Company’s fair value measurements of its financial instruments.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
Use of estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of investment income, expenses, gains and losses during the reporting period. Actual results could differ significantly from those estimates.
Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid investments not held for resale with original maturities of three months or less. The Company’s cash and cash equivalents are maintained with a member bank of the Federal Deposit Insurance Corporation ("FDIC") and at times, such balances may be in excess of the FDIC insurance limits. Included in cash and cash equivalents is $1,250,300 and $6,259,541 held in a US Bank Money Market Deposit Account as of December 31, 2018 and 2017, respectively.
Organization costs: Organization costs include, among other things, legal fees related to the organization of the Company, its related documents of organization, and its initial operating agreements; independent audit of the Company’s seed-stage consolidated financial statements; and expenses related to its election to be treated as a BDC. Organization costs are charged to expense as incurred. The investment advisory and management agreement between the Company and OFS Advisor, dated July 15, 2016 ("Investment Advisory Agreement") limits the Company's liability for, and recognition of, organization costs, as discussed below and in Note 3.
Offering costs: Offering costs include legal, accounting, printing and other expenses pertaining to the preparation of the Offering; the related dealer-manager agreement; and other underwriting expenses, which include permissible due diligence reimbursements to the dealer manager and participating broker-dealers. Offering costs were deferred until the continuous offering period commenced in July 2016 and then are amortized on a straight-line basis over twelve months from the date incurred. Amortization of deferred offering costs for the years ended December 31, 2018, 2017, and 2016, were $171,649, $322,096 and $201,263 respectively. The Investment Advisory Agreement limits the Company's liability for offering costs, and the related amortization expense, as discussed below and in Note 3.
Deferred offering costs as of December 31, 2018 and 2017, are as follows:

	December 31,
	2018	2017
Total deferred offering costs	$50,872	$88,146
Deferred offering costs limitation under Investment Advisory Agreement (see below and Note 3)	(50,872)	(88,146)
Deferred offering costs recognized by the Company	$—	$—
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
The initial effect of expense limitation agreements are recognized reductions in gross expenses in the consolidated statement of operations, and elimination of associated assets and liabilities in the consolidated statement of assets and liabilities in the period of limitation. The Company is conditionally liable to reimburse OFS Advisor for costs that it has paid under the expense

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

limitation agreement. Liability for the reimbursement of amounts, and the associated expense or deferred expense, are recognized as the substantive conditions for reimbursement are satisfied.
Revenue recognition:
Interest income: Interest income is recorded on an accrual basis and reported as interest receivable until collected. Interest income is accrued daily based on the outstanding principal amount and the contractual terms of the debt investment. Certain of the Company’s investments contain a payment-in-kind interest income provision (“PIK interest”). The PIK interest, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash, and recorded as interest income at fair value, as applicable, on the statements of operations. The Company discontinues accrual of interest income, including PIK interest, when there is reasonable doubt that the interest income will be collected.
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
Further, the Company may acquire or receive equity, warrants or other equity-related securities (“Equity”) in connection with the Company’s acquisition of, or subsequent amendment to, debt investments. The Company determines the cost basis of Equity based on its fair value, and the fair value of debt investments and other securities or consideration received. Any resulting difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the Equity is treated as OID, and accreted into interest income as described above.
Dividend income: Dividend income on common equity securities in limited liability companies, partnerships and other private entities, generally payable in cash, is recorded at the time dividends are declared. Dividend income on preferred equity investments is accrued daily based on the contractual terms of the preferred equity investment. Dividends on preferred equity securities may be payable in cash or in additional preferred securities, and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reported as dividend receivables until collected. Non-cash dividends payable in additional preferred securities or contractually earned but not declared (“PIK dividends”) are recognized at fair value and recorded as an adjustment to the cost basis of the investment. Distributions in excess of the accumulated net income of the underlying portfolio company are recorded as a reduction in the cost of the common or preferred stock investment.
Fee income: The Company generates revenue in the form of management, valuation, and other contractual fees, that is recognized as the related services are rendered. In the general course of its business, the Company receives certain fees from portfolio companies which are non-recurring in nature. Such non-recurring fees include prepayment fees on certain loans repaid prior to their scheduled due date, which are recognized as earned when received, and fees for capital structuring or advisory services from certain portfolio companies, which are recognized as earned upon closing of the investment.
Investment Transactions and net realized and unrealized gain or loss on investments: Investment transactions are reported on a trade-date basis. Unsettled trades as of the statement of assets and liabilities date are included in payable for investments purchased. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of the investment. Investments are valued at fair value as determined in good faith by Company management under the supervision and review of the Board. After recording all appropriate interest, dividend, and other income, some of which is recorded as an adjustment to the cost basis of the investment as described above, the Company reports changes in the fair value of investments as net changes in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
Non-accrual loans: When there is reasonable doubt that principal, cash interest, or PIK interest, will be collected, debt investments are placed on non-accrual status and the Company will cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. When an investment is placed on non-accrual status, all interest previously accrued but not collected , other than PIK interest that has been contractually added to the adjusted cost basis of the investment prior to the designation date, is reserved against current period interest income. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest, and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. In the opinion of management, if there is a question as to the ability of the debtor to meet the terms of the loan agreement, or interest or principal is more than 90 days contractually past due, the loan investment will be placed on non-accrual status. Past due status is based on how long after the contractual due date a principal or interest payment is received. No loans were on non-accrual status as of December 31, 2018 and 2017, respectively.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Income taxes: The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements, and timely distribute at least 90% of its investment company taxable income ("ICTI"), which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses to its stockholders.
Depending on the level of ICTI earned in a tax year, the Company may choose to retain ICTI in an amount less than that which would trigger U.S. federal income tax liability under Subchapter M of the Code. However, the Company would be liable for a 4% excise tax on such income. Excise tax liability is recognized when the Company determines its estimated current year annual ICTI, as defined in the Code, exceeds distributions from current year ICTI.
The Company may utilize wholly owned holding companies taxed under Subchapter C of the Code ("Taxable Blockers") when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC. Taxable Blockers, which are investment companies under GAAP, are consolidated in the Company’s GAAP financial statements and may result in current and deferred federal and state income tax expense with respect to income derived from those investments. Such income, net of applicable income taxes, is not included in the Company’s tax-basis net investment income until distributed by the Taxable Blocker, which may result in timing and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses. Income tax expense from Taxable Blockers related to net investment income are included in general and administrative expenses, or the applicable net realized or unrealized gain (loss) line item from which the federal or state income tax originated for capital gains and losses.
The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater and undistributed ICTI, income and excise tax expense, and, if involving multiple years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions at December 31, 2018 and 2017. The current and prior three tax years generally remain subject to examination by U.S. federal and most state tax authorities.
Common stock subscriptions: Common stock subscriptions received in cash prior to the issuance of the Company’s consolidated financial statements are reported as subscription receivable with corresponding amounts reported in common stock and paid-in capital in excess of par.
Distributions to common stockholders are recognized on the record date. The timing of distributions as well as the amount to be paid out as a distribution is determined by the Board each quarter. Distributions from net investment income and net realized gains are determined in accordance with the Code. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. Distributions paid in excess of ICTI and not capital gains are considered returns of capital to stockholders.
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred debt issuance costs related to the line of credit are included in prepaid expenses and other assets on the consolidated statements of assets and liabilities. Unamortized debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2018 and 2017 were $42,668 and $0, respectively. Deferred debt issuance costs are amortized to interest expense over the term of the related debt.
Interest expense: Interest expense is recognized on an accrual basis as incurred.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

New accounting standards: The following table discusses recently issued Accounting Standard Updates ("ASUs") by the Financial Accounting Standards Board ("FASB"):

Standard	Description	Period of Adoption	Effect of Adoption on the Financial Statements
Standards that were adopted
ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	Eliminates, adds and modifies certain disclosure requirements for fair value measurements	Third Quarter 2018 prospectively	No material impact to the Company's consolidated financial statements.
ASU 2016-15, Statement of Cash Flows
Addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.
		First Quarter 2018 prospectively	No material impact to the Company's consolidated financial statements.
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
		First Quarter 2018 prospectively	No material impact to the Company's consolidated financial statements.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The following table discusses recently issued ASUs by the FASB yet to be adopted by the Company:

Standard	Description	Effect of Adoption on the Financial Statements
Standards that are not yet adopted
ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities	Shortens the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. Securities held at a discount are to continue to be amortized to maturity.
Annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the ASU in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The adoption of ASU 2017-08 is not expected to have a material effect on the Company's consolidated financial statements.

SEC Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The Company adopted the final rule under SEC Release No. 33-10532 as of September 30, 2018. The Company has evaluated the impact of the amendments and determined that the effect of the adoption of the simplification rules on financial statements is limited to the modification and removal of certain presentations on the financial statements.

The SEC Release requires presentation changes to the Company's consolidated statements of changes in net assets. The changes in presentation have been retrospectively applied to the consolidated statements of assets and liabilities and consolidated statement of changes in net assets for the year ended December 31, 2017. The following tables provide reconciliations of retrospective changes applied to the prior period.

December 31, 2017
Accumulated undistributed net investment income	$4,007
Net unrealized appreciation on investments	13,627
Total distributable earnings	$17,634
Note 3. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to an agreement dated November 7, 2012 ("Investment Advisory Agreement"), which became effective on August 30, 2016, when the Company satisfied the Minimum Offering Requirement through the sale of 74,074 shares of the Company's common stock in the Offering for gross proceeds of $1,000,000 to Funding I, a wholly-owned subsidiary of OFSAM. As of December 31, 2018, OFSAM and its affiliates owned 4.1% of the Company's outstanding common stock. Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Company’s Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis. OFS Advisor is a subsidiary of OFSAM and a registered investment advisor under the Investment Advisers Act of 1940, as amended.
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs managed by OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser or collateral manager to CLOs and other assets, including OFS Capital, a publicly traded BDC with an investment strategy similar to the Company. OFS Advisor also serves as the investment adviser for OCCI, a newly organized, non-diversified, externally managed, closed-end management investment company that has registered as an investment company under the 1940 Act that primarily invests in debt and subordinated securities of CLOs.
OFS Advisor receives fees for providing services, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.25% and based on the average value of the Company’s total assets

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

(other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. On May 19, 2017, OFS Advisor agreed to permanently reduce the base management fee from 2.0% per annum to 1.25% per annum. The sub-adviser will continue to receive the amount of management fees allocated to it pursuant to the Investment Sub-Advisory Agreement (as defined below), subject to the reduced base management fee.
The base management fee is payable quarterly in arrears and was $183,011, $22,765 and $689 for the years ended December 31, 2018, 2017, and 2016, respectively. The Company owed the Advisor management fees of $71,536 and $12,635 as of December 31, 2018 and 2017, respectively.
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
Unless terminated earlier as described below, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually by the Company’s board of directors or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the Company’s directors who are not “interested persons” as defined in the 1940 Act. The Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, and may be terminated by the Company or OFS Advisor without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice.
Investment Sub-Advisory Agreement: Evolv serves as the Company’s sub-adviser pursuant to an investment sub-advisory agreement dated July 15, 2016, (‘‘Investment Sub-Advisory Agreement’’) among Evolv, OFS Advisor, and the Company, which became effective on August 30, 2016, when the Minimum Offering Requirement was satisfied. Evolv assists OFS Advisor with

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

the management of the Company’s activities and operations. On an annualized basis, Evolv earns 20% of the fees paid by the Company to OFS Advisor under the Investment Advisory Agreement with respect to each year, which, when due, are payable by OFS Advisor to Evolv quarterly in arrears.
Unless terminated earlier as described below, the Investment Sub-Advisory Agreement will remain in effect from year-to-year if approved annually by the Company’s board of directors, including a majority of the Company’s directors who are not interested persons, or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities. The Investment Sub-Advisory Agreement may be terminated at any time by Evolv upon not less than 60 days’ prior written notice to the Company and OFS Advisor, or by the Company or OFS Advisor upon not less than 60 days’ prior written notice to Evolv and upon (i) the vote of a majority of the Company's outstanding voting securities or (ii) the vote of a majority of the Company’s board of directors, including a majority of the independent directors. The Investment Sub-Advisory Agreement will automatically terminate in the event of its assignment. For the three year period following termination of the Investment Sub-Advisory Agreement, other than for cause, as such term is defined in the Investment Sub-Advisory Agreement, Evolv will be entitled to receive from OFS Advisor a percentage (up to 20%) of the management fee and incentive fees received by OFS Advisor with respect to every quarter in such three-year period.
Offering costs incurred for the year ended December 31, 2016, include $130,000 for consulting services incurred by OFS Advisor and paid to an affiliate of Evolv prior to their appointment as sub-adviser to the Company. On July 18, 2016, OFS Advisor and the affiliate of Evolv terminated their consulting agreement.
Administration Agreement: OFS Capital Services, LLC ("OFS Services"), a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor, furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to an administration agreement between the Company and OFS Services, dated July 15, 2016 ("Administration Agreement"). Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services. Amounts charged under the Administration Agreement exclude Contractual Issuer Expenses (as defined in the Expense Limitation Agreements section below)
Administrative fees were $581,294, $368,901 and $145,440 for the years ended December 31, 2018, 2017, and 2016, respectively. The Company owed OFS Services administration fees of $236,335 and $150,976 as of December 31, 2018 and 2017, respectively.
Expense Limitation Agreements: OFS Advisor limits the Company's incurred expenses under two agreements: the Investment Advisory Agreement, which contains provisions limiting organization and offering costs, and Contractual Issuer Expenses; and an Expense Support Agreement, which limits all other operating expenses. Expense limitations (net reimbursements) provided under the Investment Advisory Agreement and Expense Support Agreement for the years ended December 31, 2018 and 2017, and 2016, are presented below:

	Years Ended December 31,
	2018	2017	2016
Organization and offering costs, and Contractual Issuer Expenses limitations (net reimbursements) under Investment Advisory Agreement	$(21,122)	$215,931	$683,974
Operating expense limitations under Expense Support Agreement	1,153,534	1,221,644	406,952
Net expense limitations under agreements with adviser	$1,132,412	$1,437,575	$1,090,926
As discussed below, the expense limitation provided under the Expense Support Agreement for the year ended December 31, 2016, was voluntary and at the discretion of OFS Advisor.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The Company is conditionally obligated at December 31, 2018 and 2017, to reimburse OFS Advisor for aggregate expense support provided since inception, as presented below:

	December 31,
	2018	2017
Unreimbursed costs under Investment Advisory Agreement:
Organization costs	$255,097	$332,044
Offering costs:
Unamortized as of balance sheet date	50,872	88,146
Amortized as of balance sheet date	457,165	409,933
Contractual Issuer Expenses	238,118	229,525
Total unreimbursed costs under Investment Advisory Agreement	1,001,252	1,059,648
Unreimbursed operating expense support under Expense Support Agreement	2,782,125	1,628,596
Total conditional reimbursement obligation under expense limitation agreements with OFS Advisor	$3,783,377	$2,688,244
At December 31, 2018, the Company owed $162,997 to OFS Advisor and affiliates. The Company was due $188,188 under the Expense Support Agreement, net of $71,536 owed for management fees, $42,962 owed under the reimbursement provisions of the Investment Advisory Agreement and $236,335 for administration services. The conditional reimbursement provisions of the Investment Advisory Agreement and Expense Support Agreement are discussed below.
Organization and offering costs, and Contractual Issuer Expense limitations: OFS Advisor and its affiliates have incurred aggregate organizational and offering costs, and Contractual Issuer Expenses related to the Company of $1,383,478 and $1,234,140 as of December 31, 2018 and 2017, respectively. The Company is conditionally liable for these costs under the terms of the Investment Advisory Agreement. Additionally, OFS Advisor and its affiliates expect to continue incurring offering costs on behalf of the Company throughout the Offering. OFS Advisor and its affiliates have paid an aggregate of $1,381,785 and $1,163,699 in cash for organizational and offering costs related to the Company as of December 31, 2018 and 2017, respectively. The Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all of the organization and offering costs paid by OFS Advisor and its affiliates have been recovered. Organization and offering expenses incurred by OFS Advisor or its affiliates will be eligible for reimbursement for three years from the date incurred. The Company has recognized aggregate liability for reimbursement of organizational and offering costs to OFS Advisor of $382,226 and $174,492 as of December 31, 2018 and 2017, respectively. These liabilities are generally settled on a net basis with management fees and amounts due to or due from OFS Advisor under the Expense Support Agreement.
Unreimbursed organization and offering costs, and Contractual Issuer Expenses as of December 31, 2018 are summarized below based on the quarter in which the costs were incurred:

Period incurred
Three months ended March 31, 2016	$161,554
Three months ended June 30, 2016	268,183
Three months ended September 30, 2016	177,768
Three months ended December 31, 2016	35,649
Three months ended March 31, 2017	50,512
Three months ended June 30, 2017	35,369
Three months ended September 30, 2017	43,760
Three months ended December 31, 2017	79,120
Three months ended March 31, 2018	49,363
Three months ended June 30, 2018	50,109
Three months ended September 30, 2018	26,413
Three months ended December 31, 2018	23,452
Total unreimbursed organization and offering costs, and Contractual Issuer Expenses	$1,001,252

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Contractual Issuer Expenses through December 31, 2016, consist of salaries and direct expenses of OFS Advisor’s personnel and employees of its affiliates. Offering costs for the year ended December 31, 2016, include $130,000 for consulting services incurred by OFS Advisor to an affiliate of Evolv prior to their appointment as sub-adviser to the Company. On July 18, 2016, OFS Advisor and the affiliate of Evolv terminated their consulting agreement.
Expense Support Agreement: The Expense Support Agreement is designed to ensure no portion of the Company’s distribution to stockholders will be paid from its Offering proceeds, and provides for expense-reduction payments from OFS Advisor to the Company in any quarterly period in which the Company’s cumulative distributions to stockholders exceeds its cumulative distributable ordinary income and net realized gains ("Cumulative Taxable Income"). Cumulative distributions to stockholders may exceed Cumulative Taxable Income to the extent of cumulative tax-basis return of capital distributions received by the Company from its investments without resulting in an expense limitation payment from OFS Advisor. The Expense Support Agreement provides for conditional reimbursement of these payments by the Company to OFS Advisor, however, such liability shall only accrue (i) to the extent they do not cause the then-current annualized year-to-date and quarterly "Other Operating Expense Ratio" (defined below) to exceed such ratios for the annual and quarterly periods, respectively, for which the Company will reimburse OFS Advisor as presented in the table below, and (ii) if the then-current annualized rate of distribution per share equals or exceeds the annualized rate of distribution per share of the supported period for which the Company will reimburse OFS Advisor. The Other Operating Expense Ratio is defined as total operating expenses reported in the statement of operations excluding interest expense, management fees, incentive fees, organization cost, amortization of deferred offering costs, and Contractual Issuer Expenses as a percentage of net assets. Payments under the Expense Support Agreement will be eligible for reimbursement for three years from the date incurred.
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
Unreimbursed support for operating expenses provided under the Expense Support Agreement as of December 31, 2018, is summarized below:

		Other Operating Expense Ratio
Supported period	Amount of expense limitation	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share (1)
Three months ended September 30, 2016	$237,837	75.2%	102.7%	7.0%(2)
Three months ended December 31, 2016	169,115	64.3%	102.7%	7.0%(2)
Three months ended March 31, 2017	306,395	82.0%	18.1%	7.0%
Three months ended June 30, 2017	283,883	19.0%	18.1%	7.0%
Three months ended September 30, 2017	314,987	10.7%	18.1%	7.0%
Three months ended December 31, 2017	316,379	8.1%	18.1%	7.0%
Three months ended March 31, 2018	369,270	10.1%	7.2%	7.0%
Three months ended June 30, 2018	320,732	8.2%	7.2%	7.0%
Three months ended September 30, 2018	275,339	6.9%	7.2%	7.0%
Three months ended December 31, 2018	188,188	5.3%	7.2%	7.0%
Total unreimbursed operating expense limitations provided under Expense Support Agreement	$2,782,125

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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 4. Investments
As of December 31, 2018, the Company had loans to 31 portfolio companies, of which 95% were senior secured loans and 5% were subordinated loans, at fair value, as well as equity investments in three of these portfolio companies. The Company also held an equity investment in a portfolio company in which it did not hold a debt investment. At December 31, 2018, investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments (1)	$26,920,483	93.9%	113.9%	$26,391,677	93.9%	111.7%
Subordinated debt investments	1,458,663	5.1	6.2	1,450,840	5.2	6.1
Common equity	284,489	1.0	1.2	258,984	0.9	1.1
Total	$28,663,635	100.0%	121.3%	$28,101,501	100.0%	118.9%
(1) Includes debt investments in which we have entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. Amortized cost and fair value of these investments were $4,597,526 and $4,533,912, respectively.
At December 31, 2018, all of the Company’s investments were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of:			Percentage of:
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$884,632	3.1%	3.7%	$854,000	3.0%	3.6%
Temporary Help Services	917,889	3.2	3.9	913,556	3.3	3.9
Arts, Entertainment, and Recreation
All other amusement and recreation industries	763,687	2.7	3.2	750,795	2.7	3.2
Construction
Plumbing, Heating, and Air-Conditioning Contractors	549,181	1.9	2.3	499,048	1.8	2.1
Health Care and Social Assistance
Child Day Care Services	792,853	2.8	3.4	756,989	2.7	3.2
Home Health Care Services	1,872,387	6.5	7.9	1,868,324	6.6	7.9
Offices of Physicians, Mental Health Specialists	1,692,408	5.9	7.2	1,632,226	5.8	6.9
Outpatient Mental Health and Substance Abuse Centers	991,124	3.5	4.2	983,152	3.5	4.2
Information
Data Processing, Hosting, and Related Services	1,211,192	4.2	5.1	1,201,438	4.3	5.1
Software Publishers	1,592,678	5.6	6.7	1,564,266	5.6	6.6
Finance and Insurance
Direct Health and Medical Insurance Carriers	1,343,475	4.7	5.7	1,304,544	4.6	5.4
Insurance Agencies and Brokerages	438,860	1.5	1.9	429,675	1.5	1.8

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

		Percentage of:			Percentage of:
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Manufacturing
Commercial Printing (except Screen and Books)	246,129	0.9%	1.0%	246,159	0.9%	1.0%
Packaging Machinery Manufacturing	175,604	0.6	0.7	178,636	0.6	0.8
Truck Trailer Manufacturing	901,920	3.1	3.8	868,205	3.1	3.7
Unlaminated Plastics Profile Shape Manufacturing	2,009,767	6.9	8.5	1,949,254	6.9	8.3
Other Services (except Public Administration)
Automotive Body, Paint, and Interior Repair and Maintenance	986,602	3.4	4.2	971,844	3.5	4.1
Automotive Oil Change and Lubrication Shops	569,586	2.0	2.4	573,302	2.0	2.4
Professional, Scientific, and Technical Services
Other Computer Related Services	858,473	3.0	3.6	861,875	3.1	3.6
Scientific Research and Development Services	2,040,131	7.1	8.8	1,992,563	7.1	8.5
Public Administration
Other Justice, Public Order, and Safety Activities	578,504	2.0	2.4	544,825	1.9	2.3
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	679,397	2.4	2.9	677,036	2.4	2.9
Shoe Store	503,553	1.8	2.1	502,466	1.8	2.1
Supermarkets and Other Grocery (except Convenience) Stores	198,042	0.7	0.8	192,664	0.7	0.8
Transportation and Warehousing
General Warehousing and Storage	1,486,656	5.2	6.3	1,525,633	5.4	6.5
Wholesale Trade
Business to Business Electronic Markets	217,700	0.8	0.9	212,701	0.8	0.9
Industrial Machinery and Equipment Merchant Wholesalers	1,698,920	5.9	7.3	1,589,763	5.7	6.7
Industrial Supplies Merchant Wholesalers	1,469,678	5.1	6.2	1,470,000	5.2	6.2
Stationery and Office Supplies Merchant Wholesalers	992,610	3.5	4.2	986,562	3.5	4.2
	$28,663,635	100.0%	121.3%	$28,101,501	100.0%	118.9%
As of December 31, 2017, the Company had loans to 13 portfolio companies, of which 91% were senior secured loans and 9% were subordinated loans, at fair value, as well as equity investments in two of these portfolio companies. At December 31, 2017, investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Fair Value	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$4,548,325	88.8%	40.4%	$4,556,911	88.7%	40.4%
Subordinated debt investments	456,254	8.9	4.0	459,278	8.9	4.1
Preferred equity	82,953	1.6	0.7	81,889	1.6	0.7
Common equity	37,500	0.7	0.3	40,581	0.8	0.4
Total	$5,125,032	100.0%	45.4%	$5,138,659	100.0%	45.6%

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

At December 31, 2017, all of the Company’s investments were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of:			Percentage of:
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Arts, Entertainment, and Recreation
All other amusement and recreation industries	$492,541	9.6%	4.4%	$496,271	9.7%	4.4%
Health Care and Social Assistance
Offices of Physicians, Mental Health Specialists	495,458	9.7	4.3	492,845	9.6	4.4
Finance and Insurance
Insurance Agencies and Brokerages	439,515	8.7	4.0	435,546	8.5	3.8
Professional, Scientific, and Technical Services
Computer Systems Design and Related Services	150,353	2.9	1.3	150,606	2.9	1.3
Testing Laboratories	473,120	9.2	4.2	468,910	9.1	4.2
Manufacturing
Commercial Printing (except Screen and Books)	246,305	4.8	2.2	246,717	4.8	2.2
Packaging Machinery Manufacturing	179,071	3.5	1.6	183,333	3.6	1.6
Truck Trailer Manufacturing	473,604	9.2	4.1	473,023	9.2	4.2
Other Services (except Public Administration)
Automotive Oil Change and Lubrication Shops	675,258	13.2	6.0	685,193	13.3	6.1
Public Administration
Other Justice, Public Order, and Safety Activities	73,965	1.4	0.7	74,972	1.5	0.7
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	476,164	9.3	4.2	473,420	9.2	4.2
Warehouse Clubs and Supercenters	455,924	8.9	4.0	457,964	8.9	4.1
Shoe Store	493,754	9.6	4.4	499,859	9.7	4.4
	$5,125,032	100.0%	45.4%	$5,138,659	100.0%	45.6%
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. All of the Company’s investments, which are measured at fair value, were categorized as Level 3 based upon the lowest level of significant input to the valuations. There were no transfers among Levels for the years ended December 31, 2018, 2017, and 2016.
Each quarter, for investments for which unadjusted quoted prices in active markets are not available, the Company assesses whether market quotations, prices from pricing services or bids from brokers or dealers (collectively, "Indicative Prices") are available, as well as the Company's ability to transact at such Indicative Prices. Investments for which sufficient Indicative Prices exist are generally valued consistent with such Indicative Prices. The Company periodically corroborates observed Indicative Prices with its actual investment purchase prices and/or other valuation techniques, such as the discounted cash flow method described below. Based on the corroborating analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these Indicative Prices may be reasonable indicators of fair value. In certain instances, the Company may not rely on or may only partially rely on the Indicative Prices when the Company determines such Indicative Prices are not of sufficient strength to rely on as the sole indication of fair value. In such instances, the Company applies a weighting factor to the Indicative Price and an alternative fair value analysis, typically a discounted cash flow analysis. The weighting factor placed on an Indicative Price is applied consistently based upon its relative strength, which considers, among other factors, and when available, the depth and liquidity of the Indicative Price. Weighting factors are not significant to the overall fair value measurement, but rather are applied to incorporate relevant market data when available.
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
Investments that are not valued using Indicative Prices or Transaction Prices are typically valued using two different valuation techniques. The Company typically estimates the fair value of debt investments by a discounted cash flows technique in which a current price is imputed for the investment based upon an assessment of the expected market yield (or discount rate) for similarly structured investments with a similar level of risk. The Company considers the current contractual interest rate, the maturity and other terms of the investment relative to risk of the portfolio company and various market indices. A key determinant of portfolio-company risk is the leverage through the investment relative to earnings metrics of the portfolio company. The fair value of Company’s equity investments as well as certain of its non-performing debt investments are estimated through analysis of the portfolio companies’ enterprise value under a market approach. Enterprise value means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining enterprise value under the market approach involves multiple analysis whereby appropriate multiples are applied to an earnings metric of the portfolio company, typically earnings before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. The Company may also utilize other portfolio-company earnings metrics to determine enterprise value, such as recurring monthly revenue ("RMR”) or a delineated measure of portfolio company EBITDA. Application of these valuation methodologies involves a significant degree of judgment by management.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The following table provides quantitative information about the Company's significant Level 3 fair value inputs to the Company's fair value measurements as of December 31, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below is not intended to be exhaustive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at December 31, 2018 (1)	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$23,079,802	Discounted cash flow	Discount rates	6.34% - 16.82% (11.71%)

Subordinated	1,450,840	Discounted cash flow	Discount rates	12.09% - 15.40% (13.24%)

Equity investments:
Common equity	258,984	Market approach	EBITDA multiples	4.00x - 10.50x (7.81x)

(1)	Excludes $3,311,875, of senior secured debt investments valued at a Transaction Price.

	Fair Value at December 31, 2017(1)	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$3,403,004	Discounted cash flow	Discount rates	5.45% - 14.65% (11.22%)
	457,964	Indicative Prices	Broker-dealers' quotes	N/A

Subordinated	459,278	Discounted cash flow	Discount rates	14.20% - 14.20% (14.20%)

Equity investments:
Preferred equity	81,889	Market approach	EBITDA multiples	8.95x - 8.95x (8.95x)
Common equity	40,581	Market approach	EBITDA multiples	7.90x - 7.90x (7.90x)

(1)	Excludes $695,943, of senior secured debt investments valued at a Transaction Price.
Averages in the preceding two tables were weighted by the fair value of the related instruments.
Changes in market credit spreads or events impacting the credit quality of the underlying portfolio company (both of which could impact the discount rate), as well as changes in EBITDA and/or EBITDA multiples, among other things, could have a significant impact on fair values, with the fair value of a particular debt investment susceptible to change in inverse relation to the changes in the discount rate. Changes in EBITDA and/or EBITDA multiples, as well as changes in the discount rate, could have a significant impact on fair values, with the fair value of an equity investment susceptible to change in tandem with the changes in EBITDA and/or EBITDA multiples, and in inverse relation to changes in the discount rate. Due to wide range of approaches towards developing input assumptions to these valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The following tables present changes in the investments measured at fair value using Level 3 inputs for the years ended December 31, 2018 and 2017:

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Total
Level 3 assets, January 1, 2018	$4,556,911	$459,278	$81,889	$40,581	$5,138,659

Net unrealized depreciation on investments	(537,631)	(10,847)	1,303	(28,586)	(575,761)
Net realized gain on investments	—	—	1,414	—	1,414
Amortization of Net Loan Fees	57,159	8,509	—	—	65,668
Paid-in kind interest and dividend income	1,611	13,900	2,630	—	18,141
Proceeds from principal payments on portfolio investments	(2,785,305)	—	—	—	(2,785,305)
Purchase of portfolio investments	25,102,014	980,000		246,989	26,329,003
Sale or redemption of portfolio investments	—	—	(87,236)	—	(87,236)
Amendment fees collected and other	(3,082)	—	—	—	(3,082)
Level 3 assets, December 31, 2018	$26,391,677	$1,450,840	$—	$258,984	$28,101,501

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Total
Level 3 assets, January 1, 2017	$98,652	$—	$—	$—	$98,652

Net unrealized appreciation on investments	8,431	3,024	(1,061)	3,081	13,475
Amortization of Net Loan Fees	4,596	791	—	—	5,387
Paid-in kind interest and dividend income	—	2,213	4,007	—	6,220
Proceeds from principal payments on portfolio investments	(118,796)	—	—	—	(118,796)
Purchase of portfolio investments	4,565,903	453,250	78,943	37,500	5,135,596
Amendment fees collected and other	(1,875)	—	—	—	(1,875)
Level 3 assets, December 31, 2017	$4,556,911	$459,278	$81,889	$40,581	$5,138,659
Net unrealized appreciation (depreciation) for the year ended December 31, 2018 and 2017 reported in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets still held at period end was ($574,532) and $13,475, respectively.
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
Other Financial Assets and Liabilities
ASC Topic 825 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 6. Commitments and Contingencies
Unfunded commitments to the Company's portfolio companies as of December 31, 2018, were as follows:

Name of Portfolio Company	Investment Type	Amount
Carolina Lubes, Inc.	Senior Secured Loan (Revolver)	$80,357
Cirrus Medical Staffing, Inc.	Senior Secured Loan (Revolver)	8,357
Inergex Holdings	Senior Secured Loan (Revolver)	125,000
The Escape Game, LLC	Senior Secured Loan (Delayed Draw)	233,333
		$447,047
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2018.
Additionally, the Company is subject to periodic inspection by regulators to assess compliance with applicable BDC regulations.
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
Note 7. Borrowings
PWB Credit Facility: The Company is party to the business loan agreement ("BLA") with Pacific Western Bank, as lender, to provide the Company with a $10.0 million senior secured revolving credit facility ("PWB Credit Facility"). The PWB Credit Facility is available for general corporate purposes including investment funding and is scheduled to mature on September 12, 2019. The maximum availability of the PWB Credit Facility is equal to 35% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 5.75% floor, and includes an unused commitment fee for any unused portion in excess of $3.0 million, payable monthly in arrears, equal to 0.50% per annum on any unused portion. As of December 31, 2018, the interest rate on the PWB Credit Facility was 6.25%.
The average dollar amount of borrowings outstanding during the year ended December 31, 2018, was $514,930. The effective interest rate, which includes amortization of deferred debt issuance costs as of December 31, 2018, was 6.88% based on the maximum amount available under the PWB Credit Facility. Deferred debt issuance costs, net of accumulated amortization, was $42,668 as of December 31, 2018. Amortization of debt issuance costs was $20,082 for the year ended December 31, 2018.
Maximum availability under the PWB Credit Facility as of December 31, 2018, was $4.8 million based on the stated advance rate of 35% of the borrowing base, of which $4.4 million was drawn.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of December 31, 2018, the Company was in compliance with the applicable covenants.
Note 8. U.S. Federal Income Tax
The Company has elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain its status as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its ICTI, as defined by the Code. Additionally, to avoid a 4% U.S. federal excise tax on undistributed earnings the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no U.S. federal income tax. Maintenance of the Company's RIC status also requires adherence to certain source of income and asset diversification requirements. The Company has met the required distribution, source of income and asset diversification requirements and intends to continue to meet these requirements. Accordingly, there is no provision for U.S. federal income or excise taxes for the years ended December 31, 2018, 2017, and 2016.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
The distributions paid to stockholders consisted entirely of ordinary income during the years ended December 31, 2018 and 2017, respectively. There was no ICTI or distributions paid to stockholders during the year ended December 31, 2016.
There was no undistributed taxable income at December 31, 2018 and 2017.
The Company records reclassifications to its capital accounts related to permanent differences between the GAAP and tax treatment of Net O&O Costs; and temporary differences between GAAP and tax treatment of realized gains and losses, PIK dividends, and other temporary differences. The Company recorded reclassifications to decrease additional paid-in capital against total distributable earnings (accumulated loss) of $207,734, $161,019 and $13,475 for the years ended December 31, 2018, 2017 and 2016, respectively,
The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of December 31, 2018 and 2017, were as follows:

	December 31,
	2018	2017
Tax-basis amortized cost of investments	$28,663,635	$5,121,025
Tax-basis gross unrealized appreciation on investments	63,260	32,435
Tax-basis gross unrealized depreciation on investments	(625,394)	(14,801)
Tax-basis net unrealized appreciation on investments	(562,134)	17,634
Fair value of investments	$28,101,501	$5,138,659
Deferred taxes: The Company recognizes deferred taxes on the unrealized appreciation or depreciation of securities held through Taxable Blockers. Deferred tax assets and liabilities are measured using enacted corporate federal tax rates expected to apply to taxable income in the years in which those unrealized gains and losses are realized. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of the projected taxable income or other taxable events in the Taxable Blocker. Deferred tax assets and liabilities, and related valuation allowance, as of December 31, 2018 and 2017, were as follows:

	December 31,
	2018	2017
Total deferred tax assets	$—	$—
Total deferred tax liabilities	(2,717)	—
Valuation allowance on net deferred tax assets	—	—
Net unrealized appreciation (depreciation) on investments reported in the statements of operations includes $2,717, $-0- and $-0-of net deferred tax expense (benefit) for the year ended December 31, 2018, 2017, and 2016, respectively.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 9. Financial Highlights
The financial highlights for the Company since inception are as follows:

	Year Ended December 31,			December 8 (inception) through December 31, 2015
	2018	2017	2016
Per share operating performance:
Net asset value per share at beginning of year	$13.33	$13.33	$15.00	$—
Distributions (1)	(1.05)	(1.05)	—	—
Net investment income (loss) (6)	0.88	0.61	(0.54)	—
Net realized and unrealized appreciation (depreciation) on investments (6)	(0.45)	0.04	0.01	—
Issuance of common stock (2) (6)	0.29	0.40	(1.14)	15.00
Net asset value per share at end of year	$13.00	$13.33	$13.33	$15.00

Total return based on net asset value (3)	5.5%	8.1%	(11.1)%	—%
Shares issued or subscribed at end of year	1,818,799	845,700	78,385	10
Weighted average shares issued or subscribed	1,288,439	359,549	25,103	6
Ratio/Supplemental Data
Average net asset value (4)	$17,489,604	$5,621,403	$396,386	$85
Net asset value at end of year	$23,637,886	$11,270,032	$1,045,027	$150
Net investment income (loss)	$1,129,456	$219,338	$(13,475)	$—
Ratio of total net operating expenses to average net assets	3.2%	(0.4)%	3.6%	—%
Ratio of net investment income (loss) to average net assets	6.5%	3.9%	(3.4)%	—%
Portfolio turnover (5)	18.8%	6.4%	—%	—%

(1)	The per share data for distributions is the actual amount of distributions declared per share during the period.

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

(4)	Based on the average of the net asset value at the beginning of the indicated period and the end of each calendar quarter within the period indicated.

(5)	Portfolio turnover rate is calculated using the lesser of period-to-date sales and principal payments or period-to-date purchases over the average of the invested assets at fair value.

(6)	Calculated on the average share method.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 10. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued in the Offering during the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018		2017		2016
	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	991,524	$13,848,547	771,616	$10,632,800	74,084	$1,000,150
Commissions and dealer manager fees	—	(870,106)	—	(511,034)	—	—
Dealer manager fees paid by OFS Advisor	—	415,738	—	304,974	—	—
Net proceeds to the Company	991,524	$13,394,179	771,616	$10,426,740	74,084	$1,000,150
On May 19, 2017, OFS Advisor agreed to pay the dealer manager fee on subsequent sales of shares of our common stock in the Offering. Payments of dealer manager fees by OFS Advisor are not subject to reimbursement by the Company.
Repurchase of common stock transactions
The SBCAA ("Small Business Credit Availability Act") permits a BDC to reduce its asset coverage ratio from 200% to 150% so long as such BDC complies with certain requirements contained within the SBCAA. For BDCs, like the Company, that do not have shares of common stock listed on a national securities exchange, in order to take advantage of the modified asset coverage ratio, they must, among other things, extend to each of the BDC’s stockholders as of the date of approval from the BDC’s board of directors, the opportunity to sell the securities held by that stockholder as of that date.
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
The following table summarizes the common stock repurchases by the Company as of December 31, 2018:

	Number of Shares	Amount
November 6, 2018 through December 31, 2018	18,425	$243,030

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Distributions
The following tables reflects the cash distributions per share that the Company declared on its common stock during the years ended December 31, 2018 and 2017, respectively. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount (1)	Cash Distribution
Year Ended December 31, 2018
January 29, 2018	January 29, 2018, February 26, 2018, March 28, 2018	April 16, 2018	$0.0875	$234,076
April 26, 2018	April 26, 2018, May 29, 2018, and June 27, 2018	July 16, 2018	0.0875	297,097
July 27, 2018	July 27, 2018, August 29, 2018 and September 26, 2018	October 15, 2018	0.0875	366,019
October 29, 2018	October 29, 2018, November 28, 2018 and December 27, 2018	January 15, 2019	0.0875	445,421
				$1,342,613

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount (1)	Cash Distribution
Year Ended December 31, 2017
January 31, 2017	January 31, 2017	April 21, 2017	$0.0875	$6,859
February 27, 2017	February 28, 2017, March 31, 2017	April 21, 2017	0.0875	14,857
April 25, 2017	April 28, 2017, May 31, 2017, June 30, 2017	July 14, 2017	0.0875	38,753
July 31, 2017	July 31, 2017, August 31, 2017, September 29, 2017	October 16, 2017	0.0875	124,268
October 31, 2017	October 31, 2017, November 27, 2017, December 26, 2017	January 15, 2018	0.0875	191,613
				$376,350
(1) The annual per share amount distribution was $1.05 for each of the years ended December 31, 2018 and 2017.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 11. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$686,622	$481,144	$331,338	$193,340
Net investment income (loss)	402,464	289,662	234,013	203,317
Net gain (loss) on investments	(558,365)	(118,672)	77,563	22,410
Net increase (decrease) in net assets resulting from operations	(155,901)	170,990	311,576	225,727
Net investment income per share – basic and diluted (1)	$0.24	$0.21	$0.21	$0.23
Net increase (decrease) in net assets resulting from operations per share (1)	$(0.09)	$0.12	$0.27	$0.25
Net asset value per share (2)	$13.00	$13.30	$13.40	$13.34

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$103,943	$70,168	$19,708	$3,229
Net investment income (loss)	140,779	87,242	(23,643)	14,960
Net gain (loss) on investments	17,198	(3,363)	(880)	520
Net increase (decrease) in net assets resulting from operations	157,977	83,897	(24,523)	15,480
Net investment income (loss) per share – basic and diluted (1)	$0.39	$0.18	$(0.13)	$0.17
Net increase (decrease) in net assets resulting from operations per share (1)	$0.22	$0.17	$(0.14)	$0.18
Net asset value per share (2)	$13.33	$13.32	$13.30	$13.32

(1)	Based on weighted average shares outstanding for the respective period.

(2)	Based on shares outstanding at the end of the respective period.
Note 12. Subsequent Events Not Disclosed Elsewhere
On January 29, 2019, the Company's Board declared a distribution of $0.0875 per common share, payable on April 15, 2019, to stockholders of record on each of January 29, 2019, February 26, 2019 and March 27, 2019.
Subsequent to December 31, 2018, the Company sold an additional 120,811 common shares for net proceeds of $1,632,560.
Effective March 26, 2019, Evolv resigned from its role as sub-adviser under the Investment Sub-Advisory Agreement dated July 15, 2016, by and among Evolv, the Adviser and us, thereby terminating Evolv’s services under the Investment Sub-Advisory Agreement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management (with the supervision and participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act), occurred during the fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Information regarding our board of directors is as follows:

Name	Age	Position	Director Since	Expiration of Term
Interested Director:
Bilal Rashid	48	Director, Chairman, President and Chief Executive Officer	2015	2021
Independent Directors:
Robert J. Cresci	75	Director	2016	2019
Marc Abrams	73	Director	2016	2020
Executive Officers
Our executive officers hold their office until their successors are chosen and qualified, or until the earlier of the resignation or removal. Information regarding the Company’s executive officers who are not directors is as follows:

Name	Age	Position	Officer Since
Jeffrey A. Cerny	56	Chief Financial Officer and Treasurer	2016
Mukya S. Porter	44	Chief Compliance Officer	2017
Jeffery S. Owen	54	Chief Accounting Officer	2016
Tod K. Reichert	57	Corporate Secretary	2017
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
Executive Officers Who Are Not Directors
Jeffrey A. Cerny serves as the Chief Financial Officer and Treasurer of the Company and is a director, the Chief Financial Officer, and Treasurer of OFS Capital and OFS Credit. Mr. Cerny also serves as a Senior Managing Director of OFS Advisor and OFSC, as a Vice President of OFSAM, and as a member of OFSAM’s investment and executive committees. Mr. Cerny oversees the finance and accounting functions of the aforementioned entities as well as underwriting, credit monitoring and CLO portfolio compliance for OFS Advisor’s syndicated senior loan business. Prior to joining OFSC in 1999, Mr. Cerny held various positions at Sanwa Business Credit Corporation, American National Bank and Trust Company of Chicago and Charter Bank Group, a multi-bank holding company. Mr. Cerny holds a B.S. in Finance from Northern Illinois University, a Masters of Management in Finance and Economics from Northwestern University’s J.L. Kellogg School of Management, and a J.D. from DePaul University’s School of Law.
Mukya S. Porter serves as the Chief Compliance Officer of the Company and is the Chief Compliance Officer of OFS Capital, OFS Credit, OFSC, and OFS Advisor, in which capacity she oversees the compliance and risk management functions. Ms. Porter has over 10 years of experience advising investment advisers, investment banks and other financial institutions. Prior to joining OFSC, Ms. Porter served as a Senior Vice President of Compliance at Oaktree Capital Management, an alternative investment adviser from 2012 to 2016, where she was responsible for oversight of the firm’s code of ethics program and the day-to-day management of an affiliated limited-purpose broker dealer. Prior to Oaktree, Ms. Porter held the position of Vice President and Senior Compliance Officer at Pacific Investment Management Company (“PIMCO”) from 2010 to 2012 and prior to that, from 2004 to 2010, worked, first, as a Vice President in the Legal department at Morgan Stanley Global Wealth Management and, subsequently, as a Vice President of Compliance at Morgan Stanley Investment Management. Ms. Porter received a Bachelor of Science degree, magna cum laude, in Biology from Howard University in 1996 and a J.D. from the University of California, Berkeley School of Law in 2001.
Jeffery S. Owen serves as the Chief Accounting Officer of the Company and is the Chief Accounting Officer of OFS Capital and OFS Credit, and the Controller and Treasurer of OFS Advisor and OFSC. Mr. Owen has over 25 years of experience in public and private accounting. Prior to joining OFSC in November of 2015, Mr. Owen served as Senior Vice President of Corporate Accounting for Northern Trust Corporation. Before joining Northern Trust Corporation in 2010, he held various positions at Aon Corporation, Web Street, Inc., CNA Financial Corporation, and Ernst & Young LLP, a international public accounting firm. Mr. Owen holds a Bachelor of Accountancy from the University of Oklahoma and a Masters of Business Administration from The University of Chicago Graduate School of Business. Mr. Owen is also a Certified Public Accountant and a CFA charterholder.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2018, all such reports were filed timely.
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
Moreover, our board of directors believes that its governance practices provide adequate safeguards against any potential risks that might be associated with having a combined Chairman and CEO. Specifically:

•	Two of the Company’s three directors are independent directors;

•	All of the members of the Audit Committee and Nominating and Corporate Governance Committee are independent directors;

•	Our board of directors and its committees intend to regularly conduct scheduled meetings in executive session, out of the presence of Mr. Rashid and other members of management;

•	Our board of directors and its committees intend to regularly conduct meetings that specifically include Mr. Rashid; and

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
Portfolio Management
The management of our investment portfolio is the responsibility of OFS Advisor and the Middle-Market Investment Committee (as defined herein). The Middle-Market Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by OFS Advisor on its behalf. In addition, the Middle-Market Investment Committee reviews and determines whether to make prospective investments, and monitors the performance of the investment portfolio. Follow-on investments in existing portfolio companies may require the Middle-Market Investment Committee’s approval beyond that obtained when the initial investment in the company was made.
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
Evolv’s principals have on average more than 15 years of experience in the financial industry with a focus on alternative investments and investment capital raising in mass affluent wealth management market. Evolv leverages its experience and strategic relationships in the financial industry to effectively advise on the structuring and marketing of investment programs developed by its issuer clients. The Company and OFS Advisor previously engaged Evolv to act as our sub-advisor.  Effective March 26, 2019, Evolv resigned as our sub-advisor, thereby terminating Evolv’s services under the Investment Sub-Advisory Agreement. At this time, our Board has determined it is in our best interests not to appoint a new sub-advisor.

Investment Committees
OFS Advisor’s Pre-Allocation Investment Committee, CLO Investment Committee, Structured Credit Investment Committee and Middle-Market Investment Committee, (the “Middle-Market Investment Committee”, and collectively, the “Advisor Investment Committees”), are responsible for the overall asset allocation decisions and the evaluation and approval of investments of OFS Advisor’s advisory clients.
The purpose of the Middle-Market Investment Committee is to evaluate and approve our prospective investments, subject at all times to the oversight of our board of directors. The Middle-Market Investment Committee, which is comprised of Richard Ressler (Chairman), Jeffrey Cerny, Mark Hauser, Kyde Sharp and Bilal Rashid, is responsible for the evaluation and approval of all the investments made by us.
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
Information regarding the Middle-Market Investment Committee is as follows:

Name	Age	Position
Richard S. Ressler	60	Chairman of OFSAM, Chairman of Advisor Investment Committees
Jeffrey A. Cerny	56	Senior Managing Director of OFSC and OFS Advisor
Mark S. Hauser	61	Senior Managing Director of OFSC and OFS Advisor
Bilal Rashid	48	Senior Managing Director of OFSC and OFS Advisor
Kyde Sharp	42	Managing Director of OFSC and OFS Advisor
Biographical information regarding members of the Investment Committee who are not directors or executive officers of the Company is as follows:
Richard S. Ressler is the founder and President of Orchard Capital Corp. ("Orchard Capital"), a firm through which Mr. Ressler oversees companies in which Orchard Capital or its affiliates invest. Through his affiliation with Orchard Capital, Mr. Ressler serves in various senior capacities with, among others, CIM Group, LLC (together with its controlled affiliates, "CIM"), a vertically-integrated owner and operator of real assets, OFSAM, a full-service provider of capital and leveraged  finance solutions to U.S. corporations, and OCV Management, LLC (“OCV”), an investor, owner and operator of  technology companies. Mr. Ressler also serves as a board member for various public and private companies in which Orchard Capital or its affiliates invest, including as chairman of j2 Global, Inc. (NASDAQ "JCOM"), director of Presbia PLC (NASDAQ “LENS”), and chairman of CIM Commercial Trust Corporation (NASDAQ “CMCT”). Mr. Ressler served as Chairman and CEO of JCOM from 1997 to 2000 and, through an agreement with Orchard Capital, currently serves as its non-executive Chairman. Mr. Ressler has served as a director of LENS since January 2015 and as chairman of CMCT since 2014.
Mr. Ressler co-founded CIM in 1994 and, through an agreement with Orchard Capital, chairs its executive, investment, allocation and asset management committees and serves on its credit committee.  CIM Investment Advisors, LLC, an affiliate of CIM, is registered with the SEC as a registered investment adviser.
 Mr. Ressler co-founded the predecessor of OFSAM in 2001 and, through an agreement with Orchard Capital, chairs its executive committee. OFS Advisor, an affiliate of OFSAM, is registered with the SEC as a registered investment adviser.
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
Kyde Sharp is a Managing Director of OFSC and OFS Advisor and is responsible for sourcing and evaluating investment opportunities for the middle market lending business as well as portfolio management. Prior to joining OFSC in 2017, Mr. Sharp was a Managing Director of Fifth Street Asset Management (NASDAQ: FSAM), a credit-focused asset manager located in Greenwich, CT. Earlier in his career he was an Associate with The Ben Barnes Group (formerly Entrecorp) where he priced, structured and negotiated equity-based consulting engagements. Mr. Sharp holds a Master of Business Administration from The Wharton School, University of Pennsylvania, a Juris Doctor from Fordham University School of Law, and a Bachelor of Arts in Philosophy from Hamilton College.

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
Compensation of Directors
Our independent directors are entitled to receive annual cash retainer fees, determined based on our net assets as of the end of each fiscal quarter. In addition, our independent directors receive an additional annual fee for serving on one or more committees of our board of directors. Amounts payable under this arrangement are determined and paid quarterly in arrears as follows:

Net Asset Value	Annual Cash Retainer	Annual Committee Retainer (regardless of the number of committees the independent director serves on)
$0 to $50 million	$10,000	$2,500
$50 million to $100 million	$20,000	$2,500
Greater than $100 million	$30,000	$2,500
Compensation paid to our independent directors for the year ended December 31, 2018 are as follows:

Name	Total Compensation from Hancock Park Corporate Income, Inc.	Total Compensation from Fund Complex (2)
Marc Abrams	$12,500	$112,500
Robert Cresci	$12,500	$112,500
Bilal Rashid (1)	$—	$—
Jeffrey A. Cerny (1)	$—	$—
Total	$25,000	$225,000
(1) No compensation is paid to directors who are "interested persons."
(2) The "Fund Complex" includes the Company and OFS Capital Corporation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The following table sets forth, as of March 29, 2019, the beneficial ownership of the nominee for director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 1,939,610 shares of common stock outstanding as of March 29, 2019.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon information furnished by the Company’s transfer agent and other information obtained from such persons, if available.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percentage of Class
None	None	None
Interested Director
Bilal Rashid	None	None
Independent Directors
Marc Abrams	None	None
Robert J. Cresci	None	None
Officers Who Are Not Directors
Jeffrey A. Cerny	None	None
Jeffery S. Owen	None	None
Mukya S. Porter	None	None
Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. The Company’s directors are divided into two groups — interested directors and independent directors. Interested directors are “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act. Unless otherwise indicated, the address of all executive officers and directors is c/o Hancock Park Corporate Income, Inc., 10 South Wacker Drive, Suite 2500, Chicago, Illinois 60606; and the address for the other investors is their registered investment advisor or broker-dealer.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons, Promoters and Certain Control Persons
Investment Advisory Agreement; Investment Sub-Advisory Agreement; Administration Agreement
We entered into the Investment Advisory Agreement with OFS Advisor on July 15, 2016, pursuant to which we pay management fees and incentive fees to OFS Advisor. In addition, we entered into the Investment Sub-Advisory Agreement with OFS Advisor and Evolv on July 15, 2016, pursuant to which the Evolv will receive a portion of the fees payable to OFS Advisor pursuant to the Investment Advisory Agreement. In addition, pursuant to the Investment Advisory Agreement and the Administration Agreement, we reimburse Evolv and the OFS Services for certain expenses as they occur. See “Item 1. Business–Investment Advisory Agreement,” “Item 1. Business–Administration Agreement,” and “Item 1. Business–Payment of Our Expenses.” The Investment Advisory Agreement and the Investment Sub-Advisory Agreement were approved by our board of directors on July 15, 2016, and became effective on August 30, 2016, when we satisfied the Minimum Offering Requirement. Effective March 26, 2019, Evolv resigned as our sub-advisor, thereby terminating Evolv’s services under the Investment Sub-Advisory Agreement. At this time, our Board has determined it is in our best interests not to appoint a new sub-advisor. The Administration Agreement was approved by our board of directors on March 31, 2016, and became effective of July 15. 2016. Unless earlier terminated, the Investment Advisory Agreement and the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of our board of directors, including a majority of independent directors, or by the holders of a majority of our outstanding voting securities.
Relationship with OFS Advisor and Potential Conflicts of Interest
OFS Advisor and its affiliates manage other assets including those of other BDCs and registered investment companies, separately managed accounts, accounts for which OFS Advisor or its affiliates may serve as a subadviser and CLOs, and may manage other entities in the future, and these other funds and entities may have similar or overlapping investment strategies. Our executive officers, directors and members of the Middle-Market Investment Committee serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by OFS Advisor or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, OFS Advisor, currently serves as the investment adviser to OFS Capital, a publicly-traded BDC, that invests in senior secured loans of middle-market companies in the United States, similar to those we target for investment, including first-lien, second-lien and unitranche loans as well as subordinated loans and, to a lesser extent, warrants and other equity securities. OFS Advisor also serves as the investment adviser to OCCI, a closed-end management investment company that primarily invests in CLO debt and subordinated securities. Therefore, many investment opportunities will satisfy the investment criteria for both OFS Capital and us and, in certain instances, investment opportunities may be appropriate for OCCI and us. OFS Capital operates as a distinct and separate public company and any investment in our common stock will not be an investment in OFS Capital. In addition, our executive officers and both of our independent directors serve in substantially similar capacities for OFS Capital and OCCI. Similarly, OFS Advisor and/or its affiliates may have other clients with, similar, different or competing investment objectives. In serving in these multiple capacities, our executive officers and directors, OFS Advisor and/or its affiliates, and members of the Middle-Market Investment Committee may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. As a result, we may not be given the opportunity to participate in certain investments made by investment funds, accounts or other investment vehicles managed by OFSAM and its other affiliates or by members of the Middle-Market Investment Committee. However, in order to fulfill its fiduciary duties to its clients, OFS Advisor intends to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with its allocation policy, investment objective and strategies so that we are not disadvantaged in relation to any other client. Furthermore, an affiliate of OFS Advisor owns $1 million of shares of our common stock. See “Item 1A. Risk Factors–We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients.”
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
Under OFS Advisor’s allocation policy, if OFS Advisor is actively seeking investments for two or more investment vehicles with similar or overlapping investment strategies, an available opportunity will be allocated based on the provisions governing allocations of such investment opportunities under law or in the relevant organizational, offering or similar documents, if any, for such investment vehicles. In the absence of any such provisions, OFS Advisor considers the following factors and the weight that should be given with respect to each of these factors:

•	investment guidelines and/or restrictions, if any, under law or set forth in the applicable organizational, offering or similar documents for the investment vehicles;

•	status of tax restrictions and tests and other regulatory restrictions and tests;

•	risk and return profile of the investment vehicles;

•	suitability/priority of a particular investment for the investment vehicles;

•	if applicable, the targeted position size of the investment for the investment vehicles;

•	the level of investments and available cash for investment with respect to the investment vehicles;

•	total amount of funds committed to the investment vehicles; and

•	the age of the investment vehicles and the remaining term of their respective investment periods, if any.
When not relying on the Order, priority as to opportunities will generally be given to clients that are in their “ramp-up” period over the accounts that are outside their ramp-up period but still within their investment or re-investment periods. However, application of one or more of the factors listed above, or other factors determined to be relevant or appropriate, may result in the allocation of an investment opportunity to a fund no longer in its ramp-up period over a fund that is still within its ramp-up period.
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
Relationship with Sub-Adviser and Potential Conflicts of Interest
Evolv and its affiliates may advise other funds and entities that have similar or overlapping investment strategies to ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. Evolv intends to resolve any such conflicts of interest fairly and equitably; however, not all conflicts of interest can be expected to be resolved in our favor. Effective March 26, 2019, Evolv resigned as our sub-advisor, thereby terminating Evolv’s services under the Investment Sub-Advisory Agreement. At this time, our Board has determined it is in our best interests not to appoint a new sub-advisor.
Review, Approval or Ratification of Transactions with Related Persons
The Audit Committee of our Board is required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K).
Director Independence
For information regarding the independence of our directors, see “Item 10. Directors Executive Officers and Corporate Governance.”
Certain Business Relationships
Our directors and officers are directors or officers of OFS Advisor, OFS Services, OFS Capital and OFS Credit, as applicable.
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
The following table presents fees incurred by the Company for the years ended December 31, 2018 and 2017 for professional services rendered by the Company’s principal accounting firm, BDO USA, LLP ("BDO").

	Year ended December 31,
	2018 (1)	2017
Audit Fees	$205,500	$186,152
Audit-Related Fees	—
Tax Fees	11,000	7,825
All Other Fees	—	—
Total Fees	$216,500	$193,977

(1)	Includes estimated billings for fiscal year 2018.
Audit Fees. Audit fees consist of fees billed, including out-of-pocket expenses, for professional services rendered for the audit of our year-end consolidated financial statements, 10-Q reviews, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
Audit-Related Fees. Audit-related services consist of fees billed, including out-of-pocket expenses, for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
Tax Fees. Tax fees consist of fees billed, including out-of-pocket expenses, for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance.
All Other Fees. All other fees would include fees for products and services other than the services reported above.
The Company’s Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent auditors for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment adviser and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the

Company. All of the audit and non-audit services described above for which BDO billed or has yet to bill the Company for the fiscal year ended December 31, 2018, were pre-approved by the Audit Committee.

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

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
3.1	Articles of Incorporation	Form 10 (000-55552)	December 21, 2015

3.2	Form of Articles of Amendment and Restatement	Form 10 (000-55552)	February 8, 2016

3.3	First Amended and Restated Bylaws of Hancock Park Corporate Income, Inc.	8-K (814-001185)	August 24, 2017

10.1	Form of Investment Advisory and Management Agreement	Form 10 (000-55552)	July 6, 2016

10.2	Form of Investment Sub-Advisory Agreement	Form 10 (000-55552)	July 6, 2016

10.3	Form of Administration Agreement	Form 10 (000-55552)	June 6, 2016

10.4	Custody Agreement by and between the Registrant and U.S. Bank National Association	Form 10 (000-55552)	June 6, 2016

10.5	Form of Indemnification Agreement	Form 10 (000-55552)	February 8, 2016

10.6	Form of Expense Support and Conditional Reimbursement Agreement	Form 10 (000-55552)	June 6, 2016

10.7	Business Loan Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated September 12, 2018	8-K (814-001185)	September 13, 2018

10.8	Promissory Note between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated September 12, 2018	8-K (814-001185)	September 13, 2018

11.1	Computation of earnings per share			+

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
14.1	Hancock Park Corporate Income, Inc. Code of Ethics	10-Q (814-01185)	November 13, 2018

14.2	Hancock Park Corporate Income, Inc. Code of Business Conduct	10-Q (814-01185)	November 13, 2017

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

*	Filed herewith.
+	Included in statement of operations contained in this report
†	Furnished herewith.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK PARK CORPORATE INCOME, INC.

Date: March 29, 2019	/s/ Bilal Rashid
Bilal Rashid Chief Executive Officer, President and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 29, 2019	/s/ Bilal Rashid
Bilal Rashid, President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 29, 2019	/s/ Marc Abrams
Marc Abrams, Director

Date: March 29, 2019	/s/ Robert J. Cresci
Robert J. Cresci, Director

Date: March 29, 2019	/s/ Jeffrey A. Cerny
Jeffrey A. Cerny, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 29, 2019	/s/ Jeff Owen
Jeff Owen, Chief Accounting Officer (Principal Accounting Officer)