Form 10-Q
period 2019-03-31
Hancock Park Corporate Income, Inc.
filed 2019-05-15
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 12, 2019 was 1,958,564.

HANCOCK PARK CORPORATE INCOME, INC.

Defined Terms
We have used "we," "us," "our," "our company," and "the Company" to refer to Hancock Park Corporate Income, Inc. in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration agreement between the Company and OFS Services, dated July 15, 2016
Advisers Act	The Investment Advisers Act of 1940, as amended
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the FASB
ASC Topic 820	ASC Topic 820, "Fair Value Measurement"
ASC Topic 946	ASC Topic 946, "Financial Services—Investment Companies"
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Contractual Issuer Expenses	Salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in offering and other contractually-defined activities
Dealer Manager	International Assets Advisory, LLC
Dealer Manager Agreement	Broker dealer management agreement dated August 1, 2016 between the Company, OFS Advisor and the Dealer Manager
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
Evolv	Evolv Capital Advisors LLC, a registered investment adviser under the Advisers Act, and former sub-adviser to the Company
Expense Support Agreement	Expense support and conditional reimbursement agreement dated July 15, 2016, between the Company and OFS Advisor
FASB	Financial Accounting Standards Board
Funding I	OFS Funding I, LLC, a wholly-owned subsidiary of OFSAM and an affiliate of OFS Advisor
GAAP	Accounting principles generally accepted in the United States
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment advisory and management agreement between the Company and OFS Advisor, dated July 15, 2016
Investment Sub-Advisory Agreement	Investment sub-advisory agreement between the Company, OFS Advisor, and Evolv, dated July 15, 2016
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Minimum Offering Requirement
The minimum capitalization requirement to commence the Offering. This was satisfied on August 30, 2016, when Funding I, a subsidiary of OFSAM, purchased 74,074 shares of our common stock in the Offering for gross proceeds of $1,000,000, or $13.50 per share

Net Loan Fees	The cumulative amount of fees, such as discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan.
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock

Term	Explanation or Definition
OFS Advisor	OFS Capital Management, LLC, a wholly-owned subsidiary of OFSAM and registered investment advisor under the Advisers Act
OFS Capital	OFS Capital Corporation, a Delaware corporation and publicly-traded BDC for whom OFS Advisor serves as investment advisor
OFS Services	OFS Capital Services, LLC, a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations
PIK	Payment-in-kind. PIK interest and dividends are paid in the form of additional loan principal or preferred securities.
Prime Rate	United States Prime interest rate
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
RIC	Regulated investment company under the Code
SBCAA	Small Business Credit Availability Act
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Transaction Price	The cost of an arm's length transaction occurring in the same security

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "would," "should," "targets," "projects," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our ability and experience operating a BDC or maintaining our qualification as a RIC under the Code;

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	the ability of OFS Advisor, to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM;

•	constraint on investments due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	the use of borrowed money to finance a portion of our investments;

•	our ability to incur additional leverage pursuant to the SBCAA, beginning on November 6, 2019;

•	competition for investment opportunities;

•	our ability to raise debt or equity capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities

	March 31, 2019	December 31, 2018
	(unaudited)
Assets:
Non-control/non-affiliate investments at fair value (amortized cost of $31,104,447 and $28,663,635 respectively)	$31,064,961	$28,101,501
Cash	524,285	1,250,296
Interest receivable	223,140	192,295
Prepaid expenses and other assets	34,116	52,144
Total assets	$31,846,502	$29,596,236

Liabilities:
Revolving line of credit	$5,000,000	$4,400,000
Payable for investments purchased	199,235	721,286
Due to advisor and affiliates (see Note 3)	204,021	162,997
Accrued professional fees	154,438	191,011
Distribution payable	489,716	445,421
Other liabilities	45,057	37,635
Total liabilities	6,092,467	5,958,350

Commitments and contingencies (see Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized as of March 31, 2019, and December 31, 2018; 1,939,743 and 1,818,799 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,940	1,819
Paid-in capital in excess of par	25,808,089	24,200,918
Total distributable earnings (losses)	(55,994)	(564,851)
Total net assets	25,754,035	23,637,886

Total liabilities and net assets	$31,846,502	$29,596,236

Number of shares outstanding	1,939,743	1,818,799
Net asset value per share	$13.28	$13.00

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2019	2018
Investment income
Interest income	$781,051	$190,173
Payment-in-kind dividend income	—	2,502
Fee income	39,875	665
Total investment income	820,926	193,340

Operating expenses
Amortization of deferred offering costs	29,851	37,834
Contractual issuer expenses	3,112	3,751
Interest expense	95,349	—
Management fees	92,722	22,468
Incentive fees	48,770	—
Administrative fees	141,874	164,330
Professional fees	154,339	82,442
Insurance expense	16,367	18,198
Transfer agent fees	29,819	23,580
Other expenses	26,534	17,293
Total operating expenses	638,737	369,896
Less: Expense limitations under agreements with adviser (see Note 3)	(280,242)	(379,873)
Net operating expenses	358,495	(9,977)

Net investment income	462,431	203,317

Net realized and unrealized gain on investments
Net realized gain on investments	2,016	—
Net unrealized appreciation on investments, net of taxes	508,858	22,410
Net gain on investments	510,874	22,410

Net increase in net assets resulting from operations	$973,305	$225,727

Net investment income per common share – basic and diluted	$0.25	$0.23
Net increase in net assets resulting from operations per common share – basic and diluted	$0.52	$0.25
Distributions declared per common share	$0.26	$0.26
Basic and diluted weighted average shares outstanding or subscribed	1,868,883	894,434

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at January 1, 2018	845,700	$846	$11,251,552	$17,634	$11,270,032
Net investment income	—	—	—	203,317	203,317
Net unrealized appreciation on investments	—	—	—	22,410	22,410
Tax reclassifications of permanent differences	—	—	(32,402)	32,402	—
Common stock issued or subscribed	148,475	148	2,002,604	—	2,002,752
Distributions to stockholders	—	—	—	(234,074)	(234,074)
Balances at March 31, 2018	994,175	$994	$13,221,754	$41,689	$13,264,437

Balances at January 1, 2019	1,818,799	$1,819	$24,200,918	$(564,851)	$23,637,886
Net investment income	—	—	—	462,431	462,431
Net realized gain on investment	—	—	—	2,016	2,016
Net unrealized appreciation on investments, net of taxes	—	—	—	508,858	508,858
Tax reclassifications of permanent differences	—	—	(25,268)	25,268	—
Common stock issued	120,944	121	1,632,439	—	1,632,560
Distributions to stockholders	—	—	—	(489,716)	(489,716)
Balances at March 31, 2019	1,939,743	$1,940	$25,808,089	$(55,994)	$25,754,035

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$973,305	$225,727
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized appreciation on investments	(508,858)	(22,410)
Net realized gains on investments	(2,016)	—
Amortization of Net Loan Fees and discounts on investments	(8,151)	(7,179)
Amortization of deferred debt issuance costs	15,558	—
Paid-in-kind interest and dividend income	(3,716)	(6,858)
Purchase of portfolio investments	(4,636,393)	(4,811,343)
Proceeds from principal payments on portfolio investments	1,084,641	961,180
Sale or redemption of portfolio investments	1,121,786	14,251
Changes in operating assets and liabilities:
Interest receivable	(30,845)	(17,675)
Due to advisor and affiliates	41,024	(151,489)
Payable for investments purchased	(522,051)	—
Other assets and liabilities	(37,434)	(23,387)
Net cash used in operating activities	(2,513,150)	(3,839,183)

Cash flows from financing activities
Net proceeds from issuance of common stock	1,632,560	1,406,950
Distributions paid to stockholders	(445,421)	(191,613)
Borrowings under revolving line of credit	3,450,000	—
Repayments under revolving line of credit	(2,850,000)	—
Net cash provided by financing activities	1,787,139	1,215,337

Net decrease in cash	(726,011)	(2,623,846)
Cash at beginning of period	1,250,296	6,259,541
Cash at end of period	$524,285	$3,635,695

Supplemental disclosure of cash flow information:
Amortization of deferred offering costs limited by investment advisor (see Note 3)	$29,851	$37,834
Cash paid during the period for interest	80,970	—

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
March 31, 2019

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
BayMark Health Services	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		10.74%	(L +8.25%)	3/22/2018	3/1/2025	$1,000,000	$991,479	$990,000	3.8%

Brookfield WEC Holdings Inc.	Business to Business Electronic Markets
Senior Secured Loan		9.25%	(L +6.75%)	12/6/2018	8/3/2026	217,700	217,700	218,789	0.8

Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (6)		10.61%	(L +7.82%)	8/23/2017	8/23/2022	569,622	566,218	575,774	2.2
Senior Secured Loan (Revolver)		0.25% (5)	(L +7.25%)	8/23/2017	8/23/2022	—	(273)	—	—
						569,622	565,945	575,774	2.2
Cenexel Clinical Research, Inc. (F/K/A JBR Clinical Research, Inc.)	Research and Development in the Social Sciences and Humanities
Senior Secured Loan (6)		10.61%	(L +7.79%)	8/2/2018	8/2/2023	1,540,206	1,530,947	1,515,563	5.9

Chemical Resources Holdings, Inc.	Custom Compounding of Purchased Resins
Senior Secured Loan (6)		10.88%	(L +8.05%)	1/25/2019	1/25/2024	1,256,850	1,240,522	1,240,522	4.8
Common Equity (168 units) (7)				1/25/2019			166,469	166,469	0.6
						1,256,850	1,406,991	1,406,991	5.4
Cirrus Medical Staffing, Inc.	Temporary Help Services
Senior Secured Loan		10.85%	(L +8.25%)	3/5/2018	10/19/2022	837,967	829,091	820,872	3.2
Senior Secured Loan (Revolver)		10.85%	(L +8.25%)	3/5/2018	10/19/2022	1,671	1,671	1,637	—
						839,638	830,762	822,509	3.2
Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		11.13%	(L +8.50%)	6/6/2017	11/1/2025	447,640	439,176	435,554	1.7

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
March 31, 2019

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		7.74%	(L +5.00%)	4/27/2017	4/21/2024	$24,563	$24,385	$23,015	0.1%
Senior Secured Loan		11.74%	(L +9.00%)	4/26/2017	4/21/2025	550,000	553,907	521,950	2.0
						574,563	578,292	544,965	2.1
Convergint Technologies	Security Systems Services (except Locksmiths)
Senior Secured Loan		9.25%	(L +6.75%)	9/28/2018	2/2/2026	893,750	884,913	881,238	3.4

Davis Vision, Inc.	Direct Health and Medical Insurance Carriers
Senior Secured Loan		9.25%	(L +6.75%)	7/16/2018	12/1/2025	1,371,000	1,344,355	1,346,322	5.2

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Senior Secured Loan (6)		12.23%	(L +9.39%)	3/8/2018	11/20/2023	1,104,807	1,096,261	1,083,816	4.2
Common Equity (46 units) (7)				3/8/2018			115,385	169,000	0.7
						1,104,807	1,211,646	1,252,816	4.9
DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		5.25%	(L +2.75%)	8/22/2017	8/15/2024	97,798	97,422	95,295	0.4
Senior Secured Loan		9.49%	(L +7.00%)	8/22/2017	8/15/2025	1,590,882	1,594,850	1,588,017	6.2
						1,688,680	1,692,272	1,683,312	6.6
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (2)		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	470,616	467,433	465,439	1.8
Common Equity (3,750 units) (7)				7/13/2017			37,500	43,000	0.2
						470,616	504,933	508,439	2.0
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		12.10%	(L +9.50%)	10/25/2018	4/25/2024	1,000,000	981,573	979,000	3.8

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
March 31, 2019

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
GOBP Holdings, Inc.	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured Loan		9.85%	(L +7.25%)	10/17/2018	10/22/2026	$200,000	$198,103	$200,420	0.8%

Hyland Software, Inc.	Software Publishers
Senior Secured Loan		6.00%	(L +3.50%)	10/24/2018	7/1/2024	22,122	22,122	22,122	0.1
Senior Secured Loan		9.50%	(L +7.00%)	10/24/2018	7/7/2025	333,469	335,774	333,135	1.3
						355,590	357,896	355,257	1.4
Inergex Holdings	Other Computer Related Services
Senior Secured Loan		9.80%	(L +7.00%)	10/1/2018	10/1/2024	34,375	32,656	33,584	0.1
Senior Secured Loan (Revolver)		11.50%	(L +7.00%)	10/1/2018	10/1/2024	872,813	860,807	852,738	3.3
						907,188	893,463	886,322	3.4
Institutional Shareholder Services Inc.	Administrative Management and General Management Consulting Services
Senior Secured Loan		11.12%	(L +8.50%)	3/4/2019	3/5/2027	1,068,750	1,036,918	1,036,918	4.0

Online Tech Stores, LLC	Stationery and Office Supplies Merchant Wholesalers
Subordinated Loan		10.50% cash / 1.00% PIK	N/A	2/1/2018	8/1/2023	1,011,749	995,974	1,007,601	3.9

OnSite Care, PLLC	Home Health Care Services
Senior Secured Loan (6)		10.34%	(L +7.83%)	8/10/2018	8/10/2023	900,000	892,153	886,500	3.4

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		11.36%	(L +8.75%)	11/16/2017	6/30/2025	680,000	679,420	683,400	2.7

Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		10.23%	(L +7.75%)	9/24/2018	5/1/2026	2,000,000	2,009,438	1,976,000	7.8

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
March 31, 2019

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Performance Team LLC	General Warehousing and Storage
Senior Secured Loan		12.50%	(L +10.00%)	5/24/2018	11/24/2023	$1,500,000	$1,487,328	$1,515,000	5.9%

Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		11.25%	(L +8.75%)	3/23/2018	3/23/2023	457,143	449,873	442,057	1.7
Common Equity (86 units) (7)				3/23/2018			85,714	106,000	0.4
						457,143	535,587	548,057	2.1
Rack Merger Sub Inc.	Packaging Machinery Manufacturing
Senior Secured Loan		9.73%	(L +7.25%)	5/22/2017	10/3/2022	178,889	175,820	178,871	0.7
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		7.30%	(L +4.50%)	6/7/2017	5/26/2023	69,925	69,439	69,436	0.3
Senior Secured Loan		11.30%	(L +8.50%)	6/7/2017	11/26/2023	178,571	176,644	175,535	0.7
						248,496	246,083	244,971	1.0
Rocket Software, Inc.	Software Publishers
Senior Secured Loan		6.75%	(L +4.25%)	11/20/2018	11/28/2025	137,330	136,671	137,193	0.5
Senior Secured Loan		10.75%	(L +8.25%)	11/20/2018	11/19/2026	1,285,406	1,262,914	1,294,404	5.0
						1,422,736	1,399,585	1,431,597	5.5
RPLF Holdings, LLC	Software Publishers
Common Equity (45,890 units) (7)				1/17/2018			45,890	51,000	0.2

SSH Group Holdings, Inc.	Child Day Care Services
Senior Secured Loan		6.75%	(L +4.25%)	7/26/2018	7/30/2025	95,520	95,304	92,750	0.4
Senior Secured Loan		10.75%	(L +8.25%)	7/26/2018	7/30/2026	704,000	697,536	694,848	2.7
						799,520	792,840	787,598	3.1

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
March 31, 2019

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		6.75%	(L +4.25%)	5/15/2018	12/11/2024	$105,710	$105,481	$104,346	0.4%
Senior Secured Loan		10.50%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,593,183	1,569,322	6.1
						1,698,930	1,698,664	1,673,668	6.5
The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		11.25%	(L +8.75%)	12/22/2017	12/22/2022	500,000	497,205	488,800	1.9
Senior Secured Loan (Delayed Draw)		11.25%	(L +8.75%)	7/20/2018	12/22/2022	433,333	433,333	423,627	1.6
						933,333	930,538	912,427	3.5
Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		6.25%	(L +3.75%)	5/30/2017	4/22/2024	16,113	15,995	15,613	0.1
Senior Secured Loan		10.75%	(L +8.25%)	5/30/2017	4/21/2025	878,456	885,599	863,522	3.4
						894,569	901,594	879,135	3.5
TTG Healthcare, LLC	Diagnostic Imaging Centers
Senior Secured Loan		11.49%	(L +9.00%)	3/1/2019	3/1/2024	1,003,518	983,788	983,788	3.8
Preferred Equity (191 units) (7)				3/1/2019	3/1/2024		191,409	191,409	0.7
						1,003,518	1,175,197	1,175,197	4.5
Wastebuilt Environmental Solutions, LLC	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		11.35%	(L +8.75%)	10/11/2018	10/11/2024	1,500,000	1,470,972	1,473,750	5.7

Total Investments						$30,735,483	$31,104,447	$31,064,961	120.6%

(1)
Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Rule 6-03(f) of Regulation S-X or Rule 144 of the Securities Act.

(2)
The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of March 31, 2019:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
March 31, 2019

(3)
Substantially all of the debt investments bear interest at rates determined by reference to LIBOR (L), and which are reset monthly or quarterly. For all variable-rate investments the schedule presents the spread over LIBOR and the interest rate as of March 31, 2019. All investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(4)	Fair value was determined using significant unobservable inputs for all of the Company's investments. See Note 5 for further details.

(5)	Commitment fee on undrawn funds.

(6)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of March 31, 2019:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
Carolina Lubes, Inc.	10.61%	10.05%	0.56%
Cenexel Clinical Research, Inc. (F/K/A JBR Clinical Research, Inc.)	10.61%	9.05%	1.56%
Chemical Resources Holdings, Inc.	10.88%	8.77%	2.11%
DRS Imaging Services, LLC	12.23%	10.80%	1.43%
OnSite Care, PLLC	10.34%	8.74%	1.60%

(7)	Non-income producing.

(8)	Investments pledged as collateral under the PWB Credit Facility.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2018

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
BayMark Health Services	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		10.60%	(L +8.25%)	3/22/2018	3/1/2025	$1,000,000	$991,124	$983,152	4.2%

Brookfield WEC Holdings Inc.	Business to Business Electronic Markets
Senior Secured Loan		9.27%	(L +6.75%)	12/6/2018	8/3/2026	217,700	217,700	212,701	0.9

Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (5)		10.24%	(L +7.25%)	8/23/2017	8/23/2022	573,555	569,878	573,302	2.4
Senior Secured Loan (Revolver) (7)		9.65%	(L +7.82%)	8/23/2017	8/23/2022	—	(293)	—	—
						573,555	569,586	573,302	2.4
Cenexel Clinical Holding (F/K/A JBR Clinical Research, Inc.)	Research and Development in the Social Sciences and Humanities
Senior Secured Loan (5)		9.10%	(L +6.71%)	8/2/2018	8/2/2023	2,057,143	2,040,131	1,992,563	8.4

Cirrus Medical Staffing, Inc.	Temporary Help Services
Senior Secured Loan (5)		11.05%	(L +8.25%)	3/5/2018	10/19/2022	843,862	834,319	831,236	3.5
Senior Secured Loan (Revolver) (7)		11.05%	(L +8.25%)	3/5/2018	10/19/2022	83,570	83,570	82,320	0.3
						927,432	917,889	913,556	3.8
Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		11.24%	(L +8.50%)	6/6/2017	11/1/2025	447,640	438,860	429,675	1.8

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		7.52%	(L +5.00%)	4/27/2017	4/21/2024	24,625	24,438	23,162	0.1
Senior Secured Loan		11.52%	(L +9.00%)	4/26/2017	4/21/2025	550,000	554,066	521,663	2.2
						574,625	578,504	544,825	2.3
Convergint Technologies	Security Systems Services (except Locksmiths)
Senior Secured Loan		9.27%	(L +6.75%)	9/28/2018	2/2/2026	893,750	884,632	854,000	3.6

Davis Vision, Inc.	Direct Health and Medical Insurance Carriers
Senior Secured Loan		9.28%	(L +6.75%)	7/16/2018	12/1/2025	1,371,000	1,343,475	1,304,544	5.5

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2018

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Senior Secured Loan (5)		12.23%	(L +9.42%)	3/8/2018	11/20/2023	$1,104,807	$1,095,807	$1,079,723	4.6%
Common Equity (115 units) (6)				3/8/2018			115,385	121,715	0.5
						1,104,807	1,211,192	1,201,438	5.1
DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		5.27%	(L +2.75%)	8/22/2017	8/15/2024	97,798	97,405	92,832	0.4
Senior Secured Loan		9.50%	(L +7.00%)	8/22/2017	8/15/2025	1,590,882	1,595,003	1,539,394	6.5
						1,688,681	1,692,408	1,632,226	6.9
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	469,442	466,053	464,278	2.0
Common Equity (3,750 units) (6)				7/13/2017			37,500	38,188	0.2
						469,442	503,553	502,466	2.2
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		12.31%	(L +9.50%)	10/25/2018	4/25/2024	1,000,000	980,677	980,000	4.1

GOBP Holdings, Inc.	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured Loan		10.05%	(L +7.25%)	10/17/2018	10/22/2026	200,000	198,042	192,664	0.8

Hyland Software, Inc.	Software Publishers
Senior Secured Loan		6.02%	(L +3.50%)	10/24/2018	7/1/2024	22,177	22,177	21,266	0.1
Senior Secured Loan		9.52%	(L +7.00%)	10/24/2018	7/7/2025	333,469	335,865	324,700	1.4
						355,646	358,042	345,966	1.5
Inergex Holdings	Other Computer Related Services
Senior Secured Loan		9.39%	(L +7.00%)	10/1/2018	10/1/2024	872,813	860,270	861,875	3.6
Senior Secured Loan (Revolver) (7)		0.50%	(L +7.00%)	10/1/2018	10/1/2024	—	(1,796)	—	—
						872,813	858,473	861,875	3.6
Online Tech Stores, LLC	Stationery and Office Supplies Merchant Wholesalers
Subordinated Secured Loan		10.50% cash / 1.00% PIK	N/A	2/1/2018	8/1/2023	1,009,282	992,610	986,562	4.2

OnSite Care, PLLC	Home Health Care Services
Senior Secured Loan (5)		10.22%	(L +7.85%)	8/10/2018	8/10/2023	900,000	891,710	888,324	3.8

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2018

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		11.56%	(L +8.75%)	11/16/2017	6/30/2025	$680,000	$679,397	$677,036	2.9%

Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		10.13%	(L +7.75%)	9/24/2018	5/1/2026	2,000,000	2,009,767	1,949,254	8.2

Performance Team LLC	General Warehousing and Storage
Senior Secured Loan		12.52%	(L +10.00%)	5/24/2018	11/24/2023	1,500,000	1,486,656	1,525,633	6.5

Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		12.77%	(L +10.25%)	3/23/2018	3/23/2023	471,429	463,467	452,467	1.9
Common Equity (86 Class A units) (6)				3/23/2018			85,714	46,581	0.2
						471,429	549,181	499,048	2.1
Rack Merger Sub Inc.	Packaging Machinery Manufacturing
Senior Secured Loan		9.71%	(L +7.25%)	5/22/2017	10/3/2022	178,889	175,604	178,636	0.8

Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		6.90%	(L +4.50%)	6/7/2017	5/26/2023	70,103	69,587	69,433	0.3
Senior Secured Loan		10.90%	(L +8.50%)	6/7/2017	11/26/2023	178,571	176,542	176,726	0.7
						248,674	246,129	246,159	1.0
Rocket Software, Inc.	Software Publishers
Senior Secured Loan		6.77%	(L +4.25%)	11/20/2018	11/19/2025	137,330	136,647	131,750	0.6
Senior Secured Loan		10.77%	(L +8.25%)	11/20/2018	11/19/2026	1,062,670	1,052,098	1,034,050	4.4
						1,200,000	1,188,746	1,165,800	5.0
RPLF Holdings, LLC	Software Publishers
Common Equity (45,890 Class A units) (6)				1/17/2018			45,890	52,500	0.2

SSH Group Holdings, Inc.	Child Day Care Services
Senior Secured Loan		6.77%	(L +4.25%)	7/26/2018	7/30/2025	95,760	95,535	89,725	0.4
Senior Secured Loan		10.77%	(L +8.25%)	7/26/2018	7/30/2026	704,000	697,318	667,264	2.8
						799,760	792,853	756,989	3.2

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2018

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		6.77%	(L +4.25%)	5/15/2018	12/11/2024	$105,977	$105,738	$99,986	0.4%
Senior Secured Loan		10.52%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,593,182	1,489,777	6.3
						1,699,197	1,698,920	1,589,763	6.7
The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		11.27%	(L +8.75%)	12/22/2017	12/22/2022	500,000	497,020	489,649	2.1
Senior Secured Loan (Delayed Draw) (7)		11.22%	(L +8.75%)	7/20/2018	12/22/2022	266,667	266,667	261,146	1.1
						766,667	763,687	750,795	3.2
Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		6.26%	(L +3.75%)	5/30/2017	4/22/2024	16,154	16,030	15,604	0.1
Senior Secured Loan		10.76%	(L +8.25%)	5/30/2017	4/21/2025	878,456	885,890	852,601	3.6
						894,610	901,920	868,205	3.7
Wand Intermediate I, LP	Automotive Body, Paint, and Interior Repair and Maintenance
Senior Secured Loan		9.84%	(L +7.25%)	5/14/2018	9/17/2022	977,784	986,602	971,844	4.1

Wastebuilt Environmental Solutions, LLC	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		11.27%	(L +8.75%)	10/11/2018	10/11/2024	1,500,000	1,469,678	1,470,000	6.2

Total Investments						$28,580,525	$28,663,635	$28,101,501	118.9%

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
Consolidated Schedule of Investments
December 31, 2018

(4)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of December 31, 2018:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
Carolina Lubes, Inc.	10.24%	9.65%	0.59%
Cenexel Clinical Holding (F/K/A JBR Clinical Research, Inc.)	9.10%	8.64%	0.46%
DRS Imaging Services, LLC	12.23%	10.80%	1.43%
OnSite Care, PLLC	10.22%	8.60%	1.62%

(6)	Non-income producing.

(7)	Subject to unfunded commitments. See Note 6 for further details.

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 1. Organization
The Company is a Maryland corporation formed on December 8, 2015, as an externally managed, non-diversified, closed-end investment company. The Company has elected to be regulated as a BDC and as a RIC under Subchapter M of the Code.
The Company’s objective is to provide stockholders with current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments primarily in middle-market companies located principally in the United States. OFS Advisor an affiliate of the Company and a registered investment adviser, manages the day-to-day operations of, and provides investment advisory services to, the Company.
In addition, OFS Advisor serves as the investment adviser to OFS Capital, a publicly traded BDC with an investment strategy similar to the Company. OFS Advisor also serves as the investment adviser to OCCI, a non-diversified, externally managed, closed-end management investment company that is registered as an investment company under the 1940 Act and primarily invests in the equity tranche of CLOs.
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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of presentation: The accompanying interim financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to ASC Topic 946, Financial Services–Investment Companies, the requirements for reporting on Form 10-Q, and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation as of and for the periods presented. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation. These financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10 K for the year ended December 31, 2018. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
Significant Accounting Policies: The following information supplements the description of significant accounting policies contained in Note 2 to the Company's financial statements included in the Company's 2018 Annual Report on Form 10 K.
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
Concentration of credit risk: Aside from its debt instruments, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places cash deposits only with high credit quality institutions; management believes this risk of loss is minimal. The amount of loss due to credit risk from debt investments if borrowers fail to perform according to the terms of the contracts, and the collateral or other security for those instruments proved to be of no value to the Company, is equal to the Company's recorded investment in debt instruments and the unfunded loan commitments as disclosed in Note 6.
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
The Company did not adopt any other new accounting pronouncements during the three months ended March 31, 2019, that had, or is expected to have, a material impact on the Company's financial statements.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to CLO funds and other companies, including OFS Capital and OCCI.
OFS Advisor receives fees for providing services, consisting of two components: a base management fee and an incentive fee. From August 30, 2016, the effective date of the Investment Advisory Agreement, through May 19, 2017, the base management fee was calculated at an annual rate of 2.0% and based on the average value of the Company’s total assets (other than cash but including assets purchased with borrowed amounts and assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. On May 19, 2017, OFS Advisor agreed to permanently reduce the base management fee from 2.0% per annum to 1.25% per annum.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation).
The Investment Advisory Agreement was originally approved for a period of two years from August 30, 2016 to August 30, 2018 and, unless terminated earlier as described below, will remain in effect from year-to-year thereafter upon annual approval by the Company’s Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the Company’s directors who are not “interested persons” as defined in the 1940 Act. On April 4, 2019, the Board approved the continuation of the Investment Advisory Agreement for a twelve month period from August 30, 2019 to August 30, 2020. The Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, and may be terminated by the Company or OFS Advisor without penalty upon not less than 60 days written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days written notice.
Investment Sub-Advisory Agreement: Evolv served as the Company's sub-adviser pursuant to the Investment Sub-Advisory Agreement, which became effective on August 30, 2016, when the Minimum Offering Requirement was satisfied. Evolv assisted OFS Advisor with the management of the Company's activities and operations. Effective March 26, 2019, Evolv resigned as the Company's sub-advisor, thereby terminating Evolv’s services under the Investment Sub-Advisory Agreement.
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
Expenses recognized for the three months ended March 31, 2019 and 2018, under agreements with OFS Advisor and OFS Services are presented below:

	Three Months Ended March 31,
	2019	2018
Base management fees	$92,722	$22,468
Incentive fees	48,770	—
Administration fees	141,874	164,330
Expense Limitation Agreements: OFS Advisor limits the Company's incurred expenses under two agreements: the Investment Advisory Agreement, which contains provisions limiting organization and offering costs and Contractual Issuer Expenses; and an Expense Support Agreement, which limits all other operating expenses. Expense limitations provided under the Investment Advisory Agreement and Expense Support Agreement for the three months ended March 31, 2019 and 2018, are presented below:

	Three Months Ended March 31,
	2019	2018
Net organization and offering costs, and Contractual Issuer Expenses limitations under Investment Advisory Agreement	$7,695	$10,603
Operating expense limitations under Expense Support Agreement	272,547	369,270
Net expense limitations under agreements with OFS Advisor	$280,242	$379,873

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The Company is conditionally obligated to reimburse OFS Advisor for aggregate expense support provided of $3,898,484 and $3,783,377 at March 31, 2019 and December 31, 2018, respectively, as presented below:

	March 31, 2019	December 31, 2018
Unreimbursed costs under Investment Advisory Agreement:
Organization costs	$173,612	$255,097
Offering costs:
Unamortized as of period end	22,021	50,872
Amortized as of period end	452,978	457,165
Contractual Issuer Expenses	195,200	238,118
Total unreimbursed costs under Investment Advisory Agreement	843,811	1,001,252
Unreimbursed operating expense support under Expense Support Agreement	3,054,673	2,782,125
Total conditional reimbursement obligation under expense limitation agreements with OFS Advisor	$3,898,484	$3,783,377
Organization and Offering Costs, and Contractual Issuer Expense Limitations: The Company is conditionally liable for organizational and offering costs, and Contractual Issuer Expenses that OFS Advisor and its affiliates have incurred on its behalf under the terms of the Investment Advisory Agreement. The Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all reimbursable organization and offering costs paid by OFS Advisor and its affiliates have been recovered. Organization and offering expenses incurred by OFS Advisor or its affiliates will be eligible for reimbursement for three years from the date incurred. Unreimbursed organization and offering costs, and Contractual Issuer Expenses subject to conditional reimbursement as of March 31, 2019, are summarized below:

Period incurred	Unreimbursed Total
Three months ended June 30, 2016	$268,183
Three months ended September 30, 2016	177,768
Three months ended December 31, 2016	35,649
Three months ended March 31, 2017	50,512
Three months ended June 30, 2017	35,369
Three months ended September 30, 2017	43,760
Three months ended December 31, 2017	79,120
Three months ended March 31, 2018	49,363
Three months ended June 30, 2018	50,109
Three months ended September 30, 2018	26,413
Three months ended December 31, 2018	23,452
Three months ended March 31, 2019	4,113
Total unreimbursed organization and offering costs, and Contractual Issuer Expenses	$843,811
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
Unreimbursed support for operating expenses provided under the Expense Support Agreement and subject to conditional reimbursement as of March 31, 2019, is summarized below:

		Other Operating Expense Ratio
Supported period	Amount of expense limitation	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share (1)
Three months ended September 30, 2016	$237,837	75.2%	102.7%	7.0%(2)
Three months ended December 31, 2016	169,115	64.3%	102.7%	7.0%(2)
Three months ended March 31, 2017	306,395	82.0%	18.1%	7.0%
Three months ended June 30, 2017	283,883	19.0%	18.1%	7.0%
Three months ended September 30, 2017	314,988	10.7%	18.1%	7.0%
Three months ended December 31, 2017	316,379	8.1%	18.1%	7.0%
Three months ended March 31, 2018	369,270	10.1%	7.2%	7.0%
Three months ended June 30, 2018	320,732	8.2%	7.2%	7.0%
Three months ended September 30, 2018	275,339	6.9%	7.2%	7.0%
Three months ended December 31, 2018	188,188	5.3%	7.2%	7.0%
Three months ended March 31, 2019	272,547	6.1%	n/m (3)	7.0%
Total unreimbursed operating expense limitations provided under Expense Support Agreement	$3,054,673

(1)
The annualized rate of distributions per share is expressed as a percentage equal to the annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular quarterly cash distribution per share as of such date without compounding), divided by our public offering price per share as of such date.

(2)	Agreed-upon annualized distribution rate per share for the purposes of determining reimbursement eligibility. No distribution was actually declared or paid from inception through December 31, 2016.

(3)	Not meaningful. Annual Other Operating Expense Ratio upon which reimbursement is conditioned is based on the full-year results, and will not be determined until after December 31, 2019.
Note 4. Investments
As of March 31, 2019, the Company had loans to 33 portfolio companies, of which 95% were senior secured loans and 5% were subordinated loans, at fair value, as well as common and preferred equity investments in six of these portfolio companies, while holding only equity in one portfolio company. At March 31, 2019, investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments (1)	$28,998,673	93.3%	112.6%	$28,865,043	93.0%	112.1%
Subordinated debt investments	1,463,407	4.7%	5.7	1,473,040	4.7%	5.7
Preferred equity	191,409	0.6%	0.7	191,409	0.6%	0.7
Common equity	450,958	1.4%	1.8	535,469	1.7%	2.1
Total	$31,104,447	100.0%	120.8%	$31,064,961	100.0%	120.6%
(1) Includes debt investments, typically referred to as unitranche, in which we have entered into contractual arrangements with co-lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. Amortized cost and fair value of these investments were$5,326,101 and $5,302,175, respectively.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

At March 31, 2019, all of the Company’s investments were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$884,913	2.8%	3.4%	$881,238	2.8%	3.4%
Temporary Help Services	830,762	2.7	3.2	822,509	2.6	3.2
Arts, Entertainment, and Recreation
All Other Amusement and Recreation Industries	930,538	3.0	3.6	912,427	2.9	3.5
Construction
Plumbing, Heating, and Air-Conditioning Contractors	535,587	1.7	2.1	548,057	1.8	2.1
Finance and Insurance
Direct Health and Medical Insurance Carriers	1,344,355	4.3	5.2	1,346,322	4.3	5.2
Insurance Agencies and Brokerages	439,176	1.4	1.7	435,554	1.4	1.7
Health Care and Social Assistance
Child Day Care Services	792,840	2.5	3.1	787,598	2.5	3.1
Diagnostic Imaging Centers	1,175,197	3.8	4.6	1,175,197	3.8	4.6
Home Health Care Services	1,873,726	6.1	7.3	1,865,500	6.2	7.3
Offices of Physicians, Mental Health Specialists	1,692,272	5.4	6.6	1,683,312	5.4	6.5
Outpatient Mental Health and Substance Abuse Centers	991,479	3.2	3.8	990,000	3.2	3.8
Information
Data Processing, Hosting, and Related Services	1,211,646	3.9	4.7	1,252,816	4.0	4.9
Software Publishers	1,803,371	5.8	7.0	1,837,854	5.9	7.1
Manufacturing
Commercial Printing (except Screen and Books)	246,083	0.8	1.0	244,971	0.8	1.0
Custom Compounding of Purchased Resins	1,406,991	4.5	5.5	1,406,991	4.5	5.5
Packaging Machinery Manufacturing	175,820	0.6	0.7	178,871	0.6	0.7
Truck Trailer Manufacturing	901,594	2.9	3.5	879,135	2.8	3.4
Unlaminated Plastics Profile Shape Manufacturing	2,009,438	6.5	7.7	1,976,000	6.4	7.9
Other Services (except Public Administration)
Automotive Oil Change and Lubrication Shops	565,945	1.8	2.2	575,774	1.9	2.2
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	1,036,918	3.3	4.0	1,036,918	3.3	4.0
Other Computer Related Services	893,463	2.9	3.5	886,322	2.9	3.4
Research and Development in the Social Sciences and Humanities	1,530,947	4.9	5.9	1,515,563	4.9	5.9
Public Administration
Other Justice, Public Order, and Safety Activities	578,292	1.9	2.2	544,965	1.8	2.1
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	679,420	2.2	2.6	683,400	2.2	2.7
Shoe Store	504,933	1.6	2.0	508,439	1.6	2.0
Supermarkets and Other Grocery (except Convenience) Stores	198,103	0.6	0.8	200,420	0.6	0.8
Transportation and Warehousing

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
General Warehousing and Storage	1,487,328	4.8	5.8	1,515,000	4.9	5.9
Wholesale Trade
Business to Business Electronic Markets	217,700	0.7	0.8	218,789	0.7	0.8
Industrial Machinery and Equipment Merchant Wholesalers	1,698,664	5.5	6.6	1,673,668	5.4	6.5
Industrial Supplies Merchant Wholesalers	1,470,972	4.7	5.7	1,473,750	4.7	5.7
Stationery and Office Supplies Merchant Wholesalers	995,974	3.2	3.9	1,007,601	3.2	3.9
	$31,104,447	100.0%	120.7%	$31,064,961	100.0%	120.8%
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
(1) Includes debt investments in which we have entered into contractual arrangements with co-lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co-lenders pursuant to a payment waterfall. Amortized cost and fair value of these investments were $4,597,526 and $4,533,912, respectively.
At December 31, 2018, all of the Company’s investments were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$884,632	3.1%	3.7%	$854,000	3.0%	3.6%
Temporary Help Services	917,889	3.2	3.9	913,556	3.3	3.9
Arts, Entertainment, and Recreation
All other amusement and recreation industries	763,687	2.7	3.2	750,795	2.7	3.2
Construction
Plumbing, Heating, and Air-Conditioning Contractors	549,181	1.9	2.3	499,048	1.8	2.1
Health Care and Social Assistance
Child Day Care Services	792,853	2.8	3.4	756,989	2.7	3.2
Home Health Care Services	1,872,387	6.5	7.9	1,868,324	6.6	7.9
Offices of Physicians, Mental Health Specialists	1,692,408	5.9	7.2	1,632,226	5.8	6.9
Outpatient Mental Health and Substance Abuse Centers	991,124	3.5	4.2	983,152	3.5	4.2
Information

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Data Processing, Hosting, and Related Services	1,211,192	4.2	5.1	1,201,438	4.3	5.1
Software Publishers	1,592,678	5.6	6.7	1,564,266	5.6	6.6
Finance and Insurance
Direct Health and Medical Insurance Carriers	1,343,475	4.7	5.7	1,304,544	4.6	5.4
Insurance Agencies and Brokerages	438,860	1.5	1.9	429,675	1.5	1.8
Manufacturing
Commercial Printing (except Screen and Books)	246,129	0.9	1.0	246,159	0.9	1.0
Packaging Machinery Manufacturing	175,604	0.6	0.7	178,636	0.6	0.8
Truck Trailer Manufacturing	901,920	3.1	3.8	868,205	3.1	3.7
Unlaminated Plastics Profile Shape Manufacturing	2,009,767	6.9	8.5	1,949,254	6.9	8.3
Other Services (except Public Administration)
Automotive Body, Paint, and Interior Repair and Maintenance	986,602	3.4	4.2	971,844	3.5	4.1
Automotive Oil Change and Lubrication Shops	569,586	2.0	2.4	573,302	2.0	2.4
Professional, Scientific, and Technical Services
Other Computer Related Services	858,473	3.0	3.6	861,875	3.1	3.6
Scientific Research and Development Services	2,040,131	7.1	8.8	1,992,563	7.1	8.5
Public Administration
Other Justice, Public Order, and Safety Activities	578,504	2.0	2.4	544,825	1.9	2.3
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	679,397	2.4	2.9	677,036	2.4	2.9
Shoe Store	503,553	1.8	2.1	502,466	1.8	2.1
Supermarkets and Other Grocery (except Convenience) Stores	198,042	0.7	0.8	192,664	0.7	0.8
Transportation and Warehousing
General Warehousing and Storage	1,486,656	5.2	6.3	1,525,633	5.4	6.5
Wholesale Trade
Business to Business Electronic Markets	217,700	0.8	0.9	212,701	0.8	0.9
Industrial Machinery and Equipment Merchant Wholesalers	1,698,920	5.9	7.3	1,589,763	5.7	6.7
Industrial Supplies Merchant Wholesalers	1,469,678	5.1	6.2	1,470,000	5.2	6.2
Stationery and Office Supplies Merchant Wholesalers	992,610	3.5	4.2	986,562	3.5	4.2
	$28,663,635	100.0%	121.3%	$28,101,501	100.0%	118.9%
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
There were no transfers among Level 1, 2 and 3 for the three months ended March 31, 2019 and 2018.
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
The following tables provide quantitative information about valuation techniques and the Company’s significant inputs to the Company’s Level 3 fair value measurements as of March 31, 2019, and December 31, 2018. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be exhaustive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at March 31, 2019	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$25,603,814	Discounted cash flow	Discount rates	5.41% - 15.85% (11.18%)
	3,261,229	Transaction Value

Subordinated	1,473,040	Discounted cash flow	Discount rates	11.31% - 15.44% (12.76%)

Equity investments:
Preferred equity	191,409	Transaction Value

Common equity	369,000	Enterprise value	EBITDA multiples	4.00x - 11.25x (8.18x)
	166,469	Transaction Value

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

	Fair Value at December 31, 2018	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$23,079,802	Discounted cash flow	Discount rates	6.34% - 16.82% (11.71%)
	3,311,875	Transaction Price

Subordinated	1,450,840	Discounted cash flow	Discount rates	12.09% - 15.40% (13.24%)

Equity investments:
Common equity	258,984	Market approach	EBITDA multiples	4.00x - 10.50x (7.81x)
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
The following tables present changes in the investment measured at fair value using Level 3 inputs for the three months ended March 31, 2019 and 2018:

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Total
Level 3 assets, January 1, 2019	$26,391,677	$1,450,840	$—	$258,984	$28,101,501

Net unrealized appreciation (depreciation) on investments	395,177	17,455	—	110,016	522,648
Net realized gain on investments	2,016	—	—	—	2,016
Amortization of Net Loan Fees	4,085	1,104	—	—	5,189
Paid-in-kind interest and dividend income	—	3,641	—	—	3,641
Proceeds from principal payments on portfolio investments	(1,084,641)	—	—	—	(1,084,641)
Sale or redemption of portfolio investments	(1,121,786)	—	—	—	(1,121,786)
Purchase of portfolio investments	4,278,515	—	191,409	166,469	4,636,393

Level 3 assets, March 31, 2019	$28,865,043	$1,473,040	$191,409	$535,469	$31,064,961

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Total
Level 3 assets, January 1, 2018	$4,556,911	$459,278	$81,889	$40,581	$5,138,659

Net unrealized (depreciation) on investments	21,969	(1,841)	2,475	(193)	22,410
Amortization of Net Loan Fees	6,384	795	—	—	7,179
Paid-in-kind interest and dividend income	1,611	2,745	2,502	—	6,858
Proceeds from principal payments on portfolio investments	(961,180)	—	—	—	(961,180)
Sale/redemption of portfolio investments	—	—	(14,251)	—	(14,251)
Purchase of portfolio investments	3,653,585	980,000	85,714	92,044	4,811,343

Level 3 assets, March 31, 2018	$7,279,280	$1,440,977	$158,329	$132,432	$9,011,018

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The net unrealized appreciation reported in the Company’s consolidated statements of operations for the three months ended March 31, 2019 and 2018, attributable to the Company’s Level 3 assets still held at those respective period ends was as follows:

	Period ended March 31,
	2019	2018
Senior secured debt investments	$380,419	$20,125
Subordinated debt investments	17,455	—
Preferred equity	—	2,478
Common equity	110,016	(193)
Net unrealized appreciation on investments held	$507,890	$22,410
Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. The PWB Facility is a variable rate instrument and fair value approximates book value as of March 31, 2019 and December 31, 2018.
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
Note 6. Commitments and Contingencies
The Company has the following unfunded commitments to portfolio companies as of March 31, 2019:

Name of Portfolio Company	Investment Type	Commitment
Carolina Lubes, Inc.	Senior Secured Loan (Revolver)	$80,357
Cirrus Medical Staffing, Inc.	Senior Secured Loan (Revolver)	90,256
Inergex Holdings, LLC	Senior Secured Loan (Revolver)	90,625
The Escape Game, LLC	Senior Secured Loan (Delayed Draw)	66,667
TTG Healthcare, LLC	Senior Secured Loan (Delayed Draw)	230,073
		$557,978
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2019.
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
Note 7. Borrowings
PWB Credit Facility: The Company has up to $10.0 million available credit under its PWB Credit Facility, maturing September 12, 2019, of which $5.0 million was drawn as of March 31, 2019. The average dollar amount of borrowings outstanding during the three months ended March 31, 2019 and 2018, were $4.6 million and $-0-, respectively. The PWB Credit Facility bore an effective interest rate—inclusive of interest on the outstanding balance, commitment fees on undrawn amounts, and the amortization of deferred financing costs—of 8.34% for the three months ended March 31, 2019. Interest expense during the three months ended March 31, 2019 and 2018, was $95,349 and $-0-, respectively. Maximum availability under the PWB Credit Facility as of March 31, 2019, was $5.0 million based on the stated advance rate of 35% of the borrowing base. All investments are pledged as collateral under the PWB Credit Facility.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 8. Federal Income Tax
The Company has elected to be taxed as a RIC under Subchapter M of the Code. The determination of the tax attributes of the Company's distributions is made annually as of the end of its fiscal year based on its ICTI and distributions for the full year.
The tax-basis of portfolio investments and net unrealized appreciation (depreciation) on investments did not differ from their GAAP basis as of March 31, 2019 and December 31, 2018, respectively.
For further information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Note 9. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Per share operating performance:
Net asset value per share at beginning of period	$13.00	$13.33
Distributions (1)	(0.26)	(0.26)
Net investment income (6)	0.25	0.23
Net unrealized depreciation on non-control/non-affiliate investments (6)	0.28	0.02
Issuance of common stock (2) (6)	0.01	0.02
Net asset value per share at end of period	$13.28	$13.34
Total return based on net asset value (3)	4.2%	2.0%
Shares outstanding or subscribed at end of period	1,939,743	994,175
Weighted average shares outstanding or subscribed	1,868,883	894,434
Ratio/Supplemental Data
Average net asset value (4)	$24,695,962	$12,267,235
Net asset value at end of period	$25,754,037	$13,264,437
Net investment income	$462,431	$203,317
Ratio of total net operating expenses to average net assets (5)	5.8%	(0.3)%
Ratio of net investment income to average net assets (5)	7.5%	6.6%
Portfolio turnover (7)	7.5%	13.6%

(1)	The per share data for distributions is the actual amount of distributions declared per share during the period.

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

(4)	Based on net asset values as the end of the indicated and preceding calendar quarter.

(5)	Annualized.

(6)	Calculated on the average share method.

(7)	Portfolio turnover rate is calculated using the lesser of period-to-date sales and principal payments or period-to-date purchases over the average of the invested assets at fair value.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 10. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued or subscribed in the Offering during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	120,944	$1,684,500	148,475	$2,065,530
Commissions and dealer manager fees	—	(102,475)	—	(124,744)
Dealer manager fees paid by OFS Advisor	—	50,535	—	61,966
Net proceeds to the Company	120,944	$1,632,560	148,475	$2,002,752
On May 19, 2017, OFS Advisor agreed to pay the dealer manager fee on subsequent sales of shares of our common stock in the Offering. Payments of dealer manager fees by OFS Advisor are not subject to reimbursement by the Company.
Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the three months ended March 31, 2019 and 2018. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount	Cash Distribution
Three Months Ended March 31, 2019
January 29, 2019	January 29, 2019, February 26, 2019 and March 27, 2019	April 15, 2019	$0.0875	$489,716

Three Months Ended March 31, 2018
January 29, 2018	January 29, 2018, February 26, 2018, March 28, 2018	April 16, 2018	$0.0875	$234,074
(1) The quarterly per share distribution amount was $0.2625 for the quarters ended March 31, 2019 and 2018, respectively.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the common stock repurchases by the Company as of March 31, 2019:

	Number of Shares	Amount
November 6, 2018 through December 31, 2018	18,425	$243,030
January 1, 2019 through March 31, 2019 (1)	—	—
Subsequent to March 31, 2019	7,407	98,296
(1)  The Company's February 11, 2019 tender offer that was originally scheduled to end on March 27, 2019, was amended to extend the offer period to April 5, 2019. On April 5, 2019, the Company validly repurchased 7,407 shares in the second of four tender offers.
Note 11. Subsequent Events Not Disclosed Elsewhere
Subsequent to March 31, 2019, the Company sold an additional 26,227 common shares for additional net proceeds of $343,450.
On April 26, 2019, the Board declared a distribution of $0.0875 per common share, payable on July 15, 2019, to stockholders of record on each of April 26, 2019, May 29, 2019, and June 26, 2019.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a BDC under the 1940 Act. We were formed on December 8, 2015 as a corporation under the laws of Maryland. Our investment objective is to provide our stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments. Our investment strategy focuses primarily on investments in middle-market companies in the United States. We use the term “middle-market” to refer to companies that may exhibit one or more of the following characteristics: number of employees between 150 and 2,000; revenues between $15 million and $300 million; annual EBITDA, between $3 million and $50 million; generally, private companies owned by private equity firms or owners/operators; and enterprise value between $10 million and $500 million. For additional information about how we define the middle-market, see "Item 1. Business—Investment Criteria/Guidelines" in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
We intend to raise up to $200,000,000 through the Offering, in reliance on exemptions from the registration requirements of the Securities Act. Placement activities are conducted by our officers and OFS Advisor. In addition, we have entered, and may enter, into additional agreements with placement agents or broker-dealers to solicit investor capital commitments (“Capital Commitments”). In particular, we and OFS Advisor have entered into the Dealer Manager Agreement with the Dealer Manager and certain participating broker-dealers to solicit Capital Commitments. Fees and expenses paid pursuant to these agreements will be paid in part by us and in part by OFS Advisor. On August 30, 2016, we satisfied the Minimum Offering Requirement when Funding I, a subsidiary of OFSAM, purchased 74,074 shares of our common stock in the Offering for gross proceeds of $1,000,000, or $13.50 per share. No selling commissions or dealer manager fees were paid by us in connection with this purchase. On May 19, 2017, OFS Advisor agreed to pay the dealer manager fee on subsequent sales of shares of our common stock in the Offering. Payments of dealer manager fees by OFS Advisor are not subject to reimbursement by us. Since commencing operations on August 30, 2016, and as of May 13, 2019, we have sold a total of 1,984,396 shares of common stock for total gross proceeds of $27,530,376.
Our investment activities are managed by OFS Advisor and supervised by our Board, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee, and an incentive fee based on our investment performance. From August 30, 2016, the effective date of the Investment Advisory Agreement, through May 19, 2017, the base management fee was calculated at an annual rate of 2.0% and based on the average value of our total assets (other than cash but including assets purchased with borrowed amounts and including assets owned by any entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. On May 19, 2017, OFS Advisor agreed to permanently reduce the base management fee from 2.0% per annum to 1.25% per annum. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital, a publicly traded BDC with an investment strategy similar to the Company's, and OCCI, a publicly traded registered investment company under the 1940 Act that primarily invests in the equity tranche of CLOs. Evolv, a registered investment advisor, served as our sub-advisor pursuant to the Investment Sub-Advisory Agreement, until March 26, 2019, when Evolv resigned from its role as sub-advisor under the Investment Sub-Advisory Agreement.
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
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:

•
The Investment Advisory Agreement with OFS Advisor to manage our operating and investment activities. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. See "Item 1. Financial Statements –– Notes to Financial Statements – Note 3."

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

OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital and OCCI. Additionally, OFS Advisor expects to provide sub-advisory services to CIM Real Assets & Credit Fund, a newly organized externally managed registered investment company that intends to operate as an interval fund that expects to invest primarily in a combination of real estate, credit and related investments.
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On October 12, 2016, we received the Order from the SEC to permit us to co-invest in portfolio companies with certain BDCs, registered investment companies and private funds managed by OFS Advisor, or any adviser that controls, is controlled by, or is under common control with, OFS Adviser and is registered as an investment adviser under the Advisers Act, in a manner consistent with our investment strategy as well as applicable law, including the terms and conditions of the Order. Pursuant to the Order, we are generally permitted to participate in a co-investment transaction if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. We have applied for a new exemptive order, which, if granted, would supersede the Order and would permit us greater flexibility to enter into co-investment transactions. There can be no assurance that we will obtain such new exemptive relief from the SEC.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those relating to revenue recognition, expense limitation agreements and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board. For descriptions of our revenue recognition and fair value policies, see "Item 8. Financial Statements – Notes to Financial Statements – Note 2" and "Management's Discussion and Analysis – Critical Accounting Policies and Significant Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2018.
Fair value estimates. As of March 31, 2019, approximately 98% of our total assets were carried at fair value, which are generally measured using the discounted cash flow or market-approach valuation techniques. Our discounted cash flow valuations involve a determination of discount rate commensurate with the risk inherent in the investment. Management uses two methods to estimate discount rates: the weighted-average cost of capital method, which is a method based upon a hypothetical recapitalization of the entity given its current operating performance and current market conditions; and a hypothetical debt rating method, which assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and estimates the discount rate based on observed market conditions for actual rated debt. Management may also use a relative value method to estimate yields, which involves measuring the discount rate of non-traded subject debt investments based on an expected or assumed relationship between NBIB or observed prices on traded debt and the subject debt for a portfolio company. All three methods generally involve calibration of the internal rate of return on the subject investment at close or purchase date to the observable inputs utilized in each method as of or near that date. These methods generally produce a range of discount rates, and management, under the supervision of the Board, generally selects the midpoint of the range for fair value measures. Such midpoint values may be further limited based on the portfolio company's ability to prepay the investment without penalty.
Our market approach valuations, generally applied to equity investments and investments in non-performing debt, involve a determination of an enterprise value multiple to a financial performance metric of the portfolio company, generally EBITDA. These determinations are based on identification of a comparable set of publicly traded companies and determination of a public-to-private liquidity adjustment factor, generally through calibration to transaction prices in the subject investment instrument. This method generally produces a range of multiplier values and management, under the supervision of the Board, generally select the midpoint of the range for fair value measures.
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments at March 31, 2019:

	Fair Value at March 31, 2019	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior secured	$25,603,814	$25,199,887	$26,007,615
Senior secured (valued at Transaction Prices)	3,261,229	3,261,229	3,261,229
Subordinated	1,473,040	1,443,392	1,502,687

Equity investments:
Preferred equity (valued at Transaction Prices)	191,409	191,409	191,409
Common equity	369,000	302,000	437,000
Common equity (valuated at Transaction Prices)	166,469	166,469	166,469
	$31,064,961	$30,564,386	$31,566,409

Portfolio Composition and Investment Activity
Portfolio Composition
The following table summarizes the composition of our investment portfolio as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$28,998,673	$28,865,043	$26,920,483	$26,391,677
Subordinated debt investments	1,463,407	1,473,040	1,458,663	1,450,840
Preferred equity investments	191,409	191,409	—	—
Common equity investments	450,958	535,469	284,489	258,984
	$31,104,447	$31,064,961	$28,663,635	$28,101,501
Total number of portfolio companies	34	34	31	31

(1)
Includes debt investments, typically referred to as unitranche, in which we have entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. At March 31, 2019, the aggregate amortized cost and fair value of these investments was $5,326,101 and $5,302,175, respectively.

As of March 31, 2019, all of our senior secured debt investments were floating rate loans and our subordinated debt investments were fixed rate loans.
Each of our portfolio companies were domiciled in the United States at March 31, 2019, and December 31, 2018. The following table shows the portfolio composition by U.S. geographic region at amortized cost and fair value and as a percentage of total investments; the geographic composition is determined by the location of the portfolio company's corporate headquarters:

	Amortized Cost				Fair Value
	March 31, 2019		December 31, 2018		March 31, 2019		December 31, 2018
South - US	$6,552,412	21.1%	$6,488,485	22.6%	$6,504,203	20.9%	$6,379,161	22.7%
Northeast - U.S.	10,449,814	33.5	6,582,072	23.0	10,531,919	34.0	6,502,962	23.1
West - U.S.	7,453,806	24.0	7,958,918	27.8	7,437,736	23.9	7,833,340	27.9
Midwest - US	6,648,415	21.4	7,634,160	26.6	6,591,103	21.2	7,386,038	26.3
Total	$31,104,447	100.0%	$28,663,635	100.0%	$31,064,961	100.0%	$28,101,501	100.0%
As of March 31, 2019, our investment portfolio’s three largest industries by fair value, were (1) Health Care and Social Assistance of 21.1%, (2) Manufacturing of 15.1%, and (3) Wholesale Trade of 14.0%, totaling approximately 50.2% of the investment portfolio. For a full summary of our investment portfolio by industry, see "Item 1–Financial Statements–Note 4."
The following table presents our debt investment portfolio by investment size as of March 31, 2019, and December 31, 2018:

	Amortized Cost				Fair Value
	March 31, 2019		December 31, 2018		March 31, 2019		December 31, 2018
Up to $500,000	$2,552,084	8.4%	$2,563,895	9.0%	$2,541,358	8.4%	$2,522,546	9.1%
$500,000 to $1,000,000	11,902,734	39.0	11,789,664	41.6	10,812,656	35.6	11,610,465	41.7
$1,000,000 to $1,500,000	9,075,941	29.8	6,584,362	23.2	8,620,526	28.4	5,020,067	18.0
Greater than $1,500,000	6,931,321	22.8	7,441,225	26.2	8,363,543	27.6	8,689,439	31.2
Total	$30,462,080	100.0%	$28,379,146	100.0%	$30,338,083	100.0%	$27,842,517	100.0%

The following table displays the composition of our debt investment portfolio by weighted average yield as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Senior Secured	Subordinated	Total	Senior Secured	Subordinated	Total
Weighted Average Yield (1)	Debt	Debt	Debt	Debt	Debt	Debt
Less than 8%	1.9%	—%	1.8%	2.1%	—%	2.0%
8% - 10%	15.2	—	14.5	30.7	—	29.1
10% - 12%	55.6	—	52.9	46.8	—	44.4
12% - 14%	27.3	100.0	30.8	20.4	100.0	24.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield	11.14%	12.61%	11.21%	10.82%	12.62%	10.92%
(1) The weighted average yield on our debt investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees divided by (b) amortized cost of our debt investments as of the balance sheet date.
The weighted average yield on senior secured debt investments increased approximately 22 basis points during the three months ended March 31, 2019, as a result of net investments in new and existing portfolio companies. The remainder is attributable to increases in reference rates on variable-rate investments, predominantly three-month LIBOR.
The weighted average yield on total investments was 10.98% and 10.81% at March 31, 2019 and December 31, 2018, respectively. Weighted average yield on total investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees, plus the effective yield on our performing preferred equity investments, divided by (b) amortized cost of our total investment portfolio, including assets in non-accrual status as of the balance sheet date. The weighted average yield of our investments is not the same as a return on investment for our stockholders but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2018. All of our debt investments were classified as a risk category 3 as of March 31, 2019 and December 31, 2018.
Investment Activity
The following is a summary of our investment activity for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
	Debt Investments	Equity Investments
Investments in new portfolio companies	$3,260,046	$357,878
Investments in existing portfolio companies:
Follow-on investments	817,427	—
Delayed draw / revolver funding	201,042	—
Total investments in existing portfolio companies	1,018,469	—
Total investments in new and existing portfolio companies	$4,278,515	$357,878
Number of new portfolio company investments	3	2
Number of existing portfolio company investments	4	—
Proceeds from principal payments	$1,084,641	$—
Proceeds from investments sold or redeemed	1,121,786	—
Total proceeds from principal payments, equity distributions and investments sold	$2,206,427	$—
Notable investments in new portfolio companies during the three months ended March 31, 2019, include Chemical Resources Holdings, Inc. ($1.2 million senior secured loan and $0.2 million common equity), TTG Healthcare, LLC

($1.0 million senior secured loan and $0.2 million preferred stock) and Institutional Shareholder Services, Inc. ($1.0 million senior secured loan).
The weighted-average yield of debt investments in new portfolio companies during the three months ended March 31, 2019, was 11.9%.
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
Net Gain (Loss) on Investments. Net gain (loss) on investments consists of the sum of: (a) realized gains and losses from the sale of debt or equity securities, or the redemption of equity securities; and (b) net unrealized appreciation or depreciation on debt and equity investments. In the period in which a realized gain or loss is recognized, such gain or loss will generally be offset by the reversal of previously recognized unrealized appreciation or depreciation, and the net gain recognized in that period, if any, will generally be smaller. The accumulated net unrealized appreciation or depreciation on debt securities is also reversed when those investments are redeemed or paid off prior to maturity. In such instances, the reversal of accumulated unrealized appreciation or depreciation will be reported as a net loss or gain, respectively, and may be partially offset by the acceleration of any premium or discount on the debt security, which is reported in interest income, and any prepayment fees on the debt security, which is reported in fee income.
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
Comparison of the Three Months Ended March 31, 2019, and 2018
Operating results for the three months ended March 31, 2019 and 2018, are as follows:
Investment Income

	Three Months Ended March 31,
	2019	2018
Interest income	$781,051	$190,173
Payment-in-kind dividend income	—	2,502
Fee income	39,875	665
Total investment income	$820,926	$193,340
Investment income for the three months ended March 31, 2019 consisted primarily of interest income on our debt investments and syndication fee income. The increase in interest income is primarily due to the growth in our portfolio from the deployment of Offering proceeds. Syndication fee income resulted from approximately $60.5 million in loan originations in which OFS Advisor sourced, structured, and arranged the lending group, and for which we were additionally compensated.
Gross Expenses. Our gross expenses are limited under the Investment Management Agreement and the Expense Support Agreement; see "—Expense Limitations." Investment expenses shown with respect to each governing expense limitation agreement for the three months ended March 31, 2019 and 2018, are presented below:

	Three Months Ended March 31,
	2019	2018
Expenses subject to limitation under Investment Advisory Agreement:
Amortization of deferred offering costs	$29,851	$37,834
Contractual issuer expenses	3,112	3,751
Total expenses subject to limitation under Investment Advisory Agreement	32,963	41,585
Expenses subject to limitation under Expense Support Agreement:
Interest expense	95,349	—
Management fees	92,722	22,468
Incentive fees	48,770	—
Administration fee	141,874	164,330
Professional fees	154,339	82,442
Insurance expense	16,367	18,198
Transfer agent fees	29,819	23,580
Other expenses	26,534	17,293
Total expenses subject to limitation under Expense Support Agreement	605,774	328,311
Total expenses	$638,737	$369,896

Expenses Limited under the Investment Management Agreement
Offering Expenses. OFS Advisor incurred, on our behalf, offering costs of $1,000 and $45,612 during the three months ended March 31, 2019 and 2018, respectively, which are deferred and amortized over the twelve months following incurrence. Offering costs for the three months ended March 31, 2019 and 2018, relate to ordinary due diligence and development of distribution platforms for our common stock.
Amortization of offering costs was $29,851 and $37,834 for the three months ended March 31, 2019 and 2018, respectively. Higher amortization expense in the three months ended March 31, 2018 relate to the initial costs of developing distribution platforms after the commencement of the Offering.
Contractual Issuer Expenses. Contractual Issuer Expenses declined in the three months ended March 31, 2019, compared to the corresponding period in the prior year as the fund has grown and the marketing of the fund has required less direct involvement of OFS Advisor’s employees, employees of their affiliates.
Expenses Limited under the Expense Support Agreement
Interest expense increased due to the average dollar amount of borrowings outstanding of $4,636,667 during the three months ended March 31, 2019. Management and incentive fees increased as a result of growth in our portfolio from the deployment of Offering proceeds. Administrative fees are primarily related to accounting and record-keeping services, and preparation and filing of required periodic reports with the SEC. Administrative fees decreased due to less labor allocated to the fund for administrative services. Professional fees include fees for our attorneys, independent accountants and consultants. Professional fees increased due to an increase in legal fees, as well as the retention of additional third-party valuation services, which did not occur during the three months ended March 31, 2018.
Expense Limitations
Expense Limitations under Investment Advisory Agreement. We reimbursed OFS Advisor $25,268 and $30,982 for organization and offering expenses, and Contractual Issuer Expenses for the three months ended March 31, 2019 and 2018, respectively. This amount consisted of organization costs, Contractual Issuer Expenses and offering expenses incurred in prior periods by OFS Advisor on out behalf.
We are conditionally obligated to pay OFS Advisor up to 1.5% of the gross proceeds raised in the Offering until all reimbursable organization and offering costs, and Contractual Issuer Expenses paid by OFS Advisor and its affiliates have been recovered. Reimbursable organization and offering costs, and Contractual Issuer Expenses were $843,811 as of March 31, 2019.
The determination of expense limitations under the Investment Advisory Agreement is presented below.

	Three Months Ended March 31,
	2019	2018
Total expenses limited under Investment Advisory Agreement	$32,963	$41,585
Organization costs, amortization of deferred offering costs, and Contractual Issuer Expenses reimbursed and incurred	(25,268)	(30,982)
Net organization and offering costs, and Contractual Issuer Expenses limitations (reimbursements) under Investment Advisory Agreement	$7,695	$10,603

Expense Limitations under Expense Support Agreement. Gross operating expenses (operating expenses exclusive of organization and offering expenses, and Contractual Issuer Expenses, and before limitations) are subject to limitation under the Expense Support Agreement. OFS Advisor's obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to unsupported investment company taxable income (expense), net realized gains (losses), and the amount of declared distributions; the Expense Support Agreement provides expense support such that distributions are not paid from Offering proceeds. The determination of expense limitation under the Expense Support Agreement for the three months ended March 31, 2019 and 2018, is presented below.

	Three Months Ended March 31,
	2019	2018
Total investment income	$820,926	$193,340
Expenses limited under the Expense Support Agreement (1):
Interest expense, base management fees, and incentive fees	236,841	22,468
Other operating expenses as defined in the Expense Support Agreement (2)	368,932	305,843
Total expenses limited under the Expense Support Agreement	605,773	328,311
Net investment income (loss) prior to limitation	215,153	(134,971)
Net realized gain	2,016	—
Temporary differences in recognition of ICTI and GAAP net investment income (1)	—	224
Investment company taxable income (loss) and realized gains prior to limitation	217,169	(135,195)
Declared distributions	489,716	234,075
Expense limitation under Expense Support Agreement	$272,547	$369,270

(1)
Expense limitation under Expense Support Agreement is generally based on ICTI, which excludes organization costs, amortization of deferred offering costs, Contractual Issuer Expenses, and the related expense support under the Investment Advisory Agreement as such items are permanent differences between GAAP and taxable income. PIK dividends are excluded from the determination of ICTI until collected. See “Item 8. Financial Statements–Notes to Financial Statements–Note 8” in our Annual Report on Form 10-K.

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

Expense support provided by OFS Advisor or its affiliates is reimbursable for three years from the date incurred. Expense limitation under both the Investment Advisory Agreement and the Expense Support Agreement is cancelable at any time.
Net unrealized appreciation on non-control/non-affiliate investments
Net unrealized appreciation on non-control/non-affiliate investments for the three months ended March 31, 2019 is principally due to market recovery observed in STS Operating, Inc., DuPage Medical Group, Rocket Software, Inc. and Davis Vision, Inc. for a total unrealized appreciation of $231,240. Common stock appreciation of $110,016 was principally due to the positive impact of portfolio company-specific performance factors in DRS Imaging Services, LLC. and Professional Pipe Holdings, LLC.

Liquidity and Capital Resources
Sources and Uses of Cash
We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, including net amounts received from OFS Advisor, (iii) the PWB Credit Facility and any other financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks, including the PWB Credit Facility, and issuances of senior securities. Our primary use of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying OFS Advisor), (iii) debt service of any borrowings and (iv) cash distributions to the holders of our stock. These principal sources and uses of cash and liquidity are presented below:

	Three Months Ended March 31,
	2019	2018
Total investment income collected	$790,081	$175,665
Investment expenses paid	(383,435)	(255,522)
Net cash provided by OFS Advisor (1)	30,205	76,586
Cash from gains	2,016	—
Net purchases and amortized cost re-payments of portfolio investments	(2,952,017)	(3,835,912)
Net cash used in operating activities	(2,513,150)	(3,839,183)
Proceed from issuances of common stock	1,632,560	1,406,950
Borrowings under revolving line of credit, net	600,000	—
Common stock distributions paid	(445,421)	(191,613)
Net change in cash	$(726,011)	$(2,623,846)

(1)	Excess of cash provided under expense limitation agreements with OFS Advisor over amounts payable under for management and incentive fees, and administrative services.
We used $2,513,150 and $3,839,183 in cash from operating activities for the three months ended March 31, 2019 and 2018, respectively. The principal source of operating liquidity is investment income collected and expense support received from OFS Advisor through the Investment Advisory Agreement and the Expense Support Agreement. The increase in total investment income collected is due to the growth in our portfolio from the deployment of Offering proceeds.
Investment expenses paid for the three months ended March 31, 2019 increased $127,913 from the comparable period in 2018, predominantly due to the increase in professional fees of $134,673.
Net purchases and origination of portfolio investments relates to the deployment of Offering proceeds. See "—Portfolio Composition and Investment Activity."
We collected $1,632,560 and $1,406,950 from the sale of our common stock during the three months ended March 31, 2019 and 2018, respectively. Offering proceeds are net of aggregate commissions and dealer manager fees of $102,475 and $80,061 for the three months ended March 31, 2019 and 2018, respectively, of which $50,535 and $43,311, respectively, were paid by OFS Advisor. On April 2, 2018, we collected $595,802 related to subscriptions receivable as of March 31, 2018.
During the three months ended March 31, 2019, we paid $445,421 in dividends to common stockholders and, subsequent to March 31, 2019, we paid $489,716 in dividends to our common stockholders.
Borrowings
We are party to the BLA with Pacific Western Bank, as lender, to provide us with a $10.0 million senior secured revolving credit facility, or PWB Credit Facility. The PWB Credit Facility is available for general corporate purposes including investment funding and is scheduled to mature on September 12, 2019. The maximum availability of the PWB Credit Facility is equal to 35% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 5.75% floor, and includes an unused commitment fee for any unused portion in excess of $3.0 million, payable monthly in arrears, equal to 0.50% per annum on any unused portion. As of March 31, 2019, the stated interest rate on the PWB Credit Facility was 6.25%. The PWB Credit Facility bore an effective interest rate—inclusive of interest on the outstanding balance, commitment fees on undrawn amounts, and the amortization of deferred financing costs—of 8.34% for the three months ended March 31, 2019.

We have up to $10.0 million of available credit under its PWB Credit Facility, of which $5.0 million was drawn as of March 31, 2019. Maximum availability under the PWB Credit Facility as of March 31, 2019, was $5.0 million based on the stated advance rate of 35% of the borrowing base.
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
In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of any borrowings or outstanding preferred stock (of which we had none at March 31, 2019 and December 31, 2018) of at least 200% (or 150% if certain requirements are met). This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
On March 23, 2018, the Consolidated Appropriations Act of 2018, which includes the SBCAA, was signed into law. The SBCAA amends the 1940 Act to permit a BDC to reduce the required minimum asset coverage ratio applicable to it from 200% to 150%, subject to certain requirements described therein.
On November 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, provided we extend to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholder as of November 6, 2018, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018, the minimum asset coverage ratio test applicable to us will be decreased from 200% to 150%, effective November 6, 2019.
As of March 31, 2019, the aggregate amount outstanding of the senior securities issued by the Company was $5.0 million, for which the Company’s asset coverage was 615%. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
Contractual Obligations
We, with approval by our Board, entered into the Investment Advisory Agreement, the Expense Support Agreement, the Investment Sub-Advisory Agreement, and the Administration Agreement. See "Item 1. Financial Statements – Notes to Financial Statements – Note 3."
The following table shows our contractual obligations as of March 31, 2019 (in thousands):

	Payments due by period
Contractual Obligation	Total	Less than year	1-3 years	3-5 years	After 5 years
PWB Credit Facility (1)	$5,000,000	$5,000,000	$—	$—	$—
(1) The PWB Credit Facility is scheduled to mature on September 12, 2019.
Off-Balance Sheet Arrangements
Amounts Conditionally Reimbursable to OFS Advisor.
OFS Advisor and its affiliates have incurred organizational and offering costs, and Contractual Issuer Expenses related to the Company of which $843,811 and $1,001,252 were unreimbursed as of March 31, 2019 and December 31, 2018, respectively. We remain conditionally liable for organization and offering costs incurred by OFS Advisor and its affiliates on our behalf. See "Item 1. Financial Statements – Notes to FInancial Statements – Note 3."
OFS Advisor has provided aggregate operating expense support of $3,054,673 and $2,782,125 as of March 31, 2019 and December 31, 2018, respectively. We remain conditionally liable for operating expense support provided by OFS Advisor. See "Item 1. Financial Statements – Notes to Financial Statements – Note 3."

Unfunded Commitments.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $557,978 of total unfunded commitments to three portfolio companies at March 31, 2019. See "Item 1. Financial Statements – Notes to Financial Statements – Note 6."
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
On November 6, 2018, the Board approved an offer to repurchase the equity securities held by each of our stockholders as of November 6, 2018, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. The repurchase offer allows our stockholders to sell their shares back to us at a price equal to the most recently disclosed net asset value per share of our common stock immediately prior to the date of repurchase. See "Item 1. Financial Statements – Notes to Financial Statements – Note 10" for details on share repurchases.
Recent Developments
On April 26, 2019, our Board declared a distribution of $0.0875 per common share, payable on July 15, 2019, to stockholders of record on each of April 26, 2019, May 29, 2019, and June 26, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
Our PWB Credit Facility has a floating interest rate provision based on the Prime Rate with a 5.75% interest rate floor, which resulted in an effective interest rate of 6.25% as of March 31, 2019. Assuming that the interim, unaudited Statement of Assets and Liabilities as of March 31, 2019, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase	Interest income	Interest expense	Net increase in net investment income
50	$131,431	$(25,347)	$156,778
100	278,597	(50,694)	329,291
150	425,762	(76,042)	501,804
200	572,928	(101,389)	674,317
250	720,093	(126,736)	846,829

Basis point decrease	Interest income	Interest expense	Net decrease in net investment income
50	$(162,900)	$25,347	$(188,247)
100	(305,858)	—	(305,858)
150	(434,291)	—	(434,291)
200	(484,403)	—	(484,403)
250	(520,876)	—	(520,876)

Item 4.  Controls and Procedures
Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in "Part I – Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
There have been no material changes from the risk factors previously disclosed in "Part I – Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, which should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended March 31, 2019, we sold 120,944 shares of our common stock for gross proceeds of $1,684,500, or a weighted average price of $13.93 per share, to investors who participated in the Offering and each of whom met the criteria of an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act.
The offer and sale of the Company’s common stock in the Offering was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of, and Rule 506 of Regulation D under, the Securities Act. We paid $51,940 in commissions in connection with the sale of the shares. OFS Advisor paid commissions of $50,535.
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
Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Not applicable.

Item 6.  Exhibits
Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q

11.1	Computation of Per Share Earnings			+

14.1	Joint Code of Ethics of Hancock Park Corporate Income, Inc. and OFS Advisor			*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

+	Included in the statements of operations contained in this report
*	Filed herewith.
†	Furnished herewith.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2019	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer