Form 10-Q
period 2019-06-30
Hancock Park Corporate Income, Inc.
filed 2019-08-13
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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
Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 12, 2019 was 2,129,415.

HANCOCK PARK CORPORATE INCOME, INC.

Defined Terms
We have used "we," "us," "our," "our company," and "the Company" to refer to Hancock Park Corporate Income, Inc. in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration agreement between the Company and OFS Services, dated July 15, 2016
Advisers Act	The Investment Advisers Act of 1940, as amended
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the FASB
ASC Topic 820	ASC Topic 820, "Fair Value Measurement"
ASC Topic 946	ASC Topic 946, "Financial Services—Investment Companies"
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Contractual Issuer Expenses	Salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in offering and other contractually-defined activities
Dealer Manager	International Assets Advisory, LLC
Dealer Manager Agreement	Broker dealer management agreement dated August 1, 2016 between the Company, OFS Advisor and the Dealer Manager, as amended, supplemented or modified.
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
Evolv	Evolv Capital Advisors LLC, a registered investment adviser under the Advisers Act, and former sub-adviser to the Company
Expense Support Agreement	Expense support and conditional reimbursement agreement dated July 15, 2016, between the Company and OFS Advisor
FASB	Financial Accounting Standards Board
Funding I	OFS Funding I, LLC, a wholly-owned subsidiary of OFSAM and an affiliate of OFS Advisor
GAAP	Accounting principles generally accepted in the United States
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment advisory and management agreement between the Company and OFS Advisor, dated July 15, 2016
Investment Sub-Advisory Agreement	Investment sub-advisory agreement between the Company, OFS Advisor, and Evolv, dated July 15, 2016
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Minimum Offering Requirement
The minimum capitalization requirement to commence the Offering. This was satisfied on August 30, 2016, when Funding I, a subsidiary of OFSAM, purchased 74,074 shares of our common stock in the Offering for gross proceeds of $1,000,000, or $13.50 per share

NBIB	Non-binding indicative bid
Net Loan Fees	The cumulative amount of fees, such as discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan.
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser

Term	Explanation or Definition
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock
OFS Advisor	OFS Capital Management, LLC, a wholly-owned subsidiary of OFSAM and registered investment advisor under the Advisers Act
OFS Capital	OFS Capital Corporation, a Delaware corporation and publicly-traded BDC for whom OFS Advisor serves as investment advisor
OFS Services	OFS Capital Services, LLC, a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations
PIK	Payment-in-kind. PIK interest and dividends are paid in the form of additional loan principal or preferred securities.
Prime Rate	United States Prime interest rate
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
RIC	Regulated investment company under the Code
SBCAA	Small Business Credit Availability Act
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Transaction Price	The cost of an arm's length transaction occurring in the same security

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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities

	June 30, 2019	December 31, 2018
	(unaudited)
Assets:
Non-control/non-affiliate investments at fair value (amortized cost of $31,498,471 and $28,663,635 respectively)	$31,398,399	$28,101,501
Cash	1,837,954	1,250,296
Interest receivable	179,518	192,295
Prepaid expenses and other assets	16,373	52,144
Total assets	$33,432,244	$29,596,236

Liabilities:
Revolving line of credit	$4,775,000	$4,400,000
Payable for investments purchased	—	721,286
Due to advisor and affiliates (see Note 3)	191,890	162,997
Accrued professional fees	170,754	191,011
Distribution payable	514,645	445,421
Other liabilities	73,420	37,635
Total liabilities	5,725,709	5,958,350

Commitments and contingencies (see Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized as of June 30, 2019, and December 31, 2018; 2,092,378 and 1,818,799 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	2,092	1,819
Paid-in capital in excess of par	27,841,302	24,200,918
Total distributable earnings (losses)	(136,859)	(564,851)
Total net assets	27,706,535	23,637,886

Total liabilities and net assets	$33,432,244	$29,596,236

Number of shares outstanding	2,092,378	1,818,799
Net asset value per share	$13.24	$13.00

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment income
Interest income	$878,315	$301,475	$1,659,366	$491,648
Payment-in-kind dividend income	—	128	—	2,630
Fee income	8,430	29,735	48,305	30,400
Total investment income	886,745	331,338	1,707,671	524,678

Operating expenses
Amortization of deferred offering costs	33,948	48,205	63,799	86,039
Contractual issuer expenses	3,084	5,520	6,196	9,271
Interest expense	103,670	—	199,019	—
Management fees	98,319	35,181	191,041	57,649
Incentive fees	29,296	—	78,066	—
Administrative fees	185,164	149,834	327,038	314,164
Professional fees	119,193	101,756	273,532	184,198
Insurance expense	18,529	26,867	34,896	45,065
Transfer agent fees	24,302	20,123	54,121	43,703
Other expenses	30,511	17,466	57,045	34,759
Total operating expenses	646,016	404,952	1,284,753	774,848
Less: Expense limitations under agreements with adviser (see Note 3)	(240,129)	(307,627)	(520,371)	(687,500)
Net operating expenses	405,887	97,325	764,382	87,348

Net investment income	480,858	234,013	943,289	437,330

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	(1,964)	1,414	52	1,414
Net unrealized appreciation (depreciation) on investments, net of taxes	(80,864)	76,149	427,994	98,559
Net gain (loss) on investments	(82,828)	77,563	428,046	99,973

Net increase in net assets resulting from operations	$398,030	$311,576	$1,371,335	$537,303

Net investment income per common share – basic and diluted	$0.24	$0.21	$0.49	$0.43
Net increase in net assets resulting from operations per common share – basic and diluted	$0.20	$0.27	$0.72	$0.53
Distributions declared per common share	$0.26	$0.26	$0.52	$0.52
Basic and diluted weighted average shares outstanding or subscribed	1,964,548	1,134,739	1,916,979	1,015,142

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at January 1, 2018	845,700	$846	$11,251,552	$17,634	$11,270,032
Net investment income	—	—	—	437,330	437,330
Net realized gain on investment	—	—	—	1,414	1,414
Net unrealized appreciation on investments	—	—	—	98,559	98,559
Tax reclassifications of permanent differences	—	—	(99,235)	99,235	—
Common stock issued or subscribed	466,012	466	6,294,089	—	6,294,555
Distributions to stockholders	—	—	—	(531,173)	(531,173)
Balances at June 30, 2018	1,311,712	$1,312	$17,446,406	$122,999	$17,570,717

Balances at March 31, 2018	994,175	$994	$13,221,754	$41,689	$13,264,437
Net investment income	—	—	—	234,013	234,013
Net realized gain on investment	—	—	—	1,414	1,414
Net unrealized appreciation on investments	—	—	—	76,149	76,149
Tax reclassifications of permanent differences	—	—	(66,833)	66,833	—
Common stock issued or subscribed	317,537	318	4,291,485	—	4,291,803
Distributions to stockholders	—	—	—	(297,099)	(297,099)
Balances at June 30, 2018	1,311,712	$1,312	$17,446,406	$122,999	$17,570,717

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at January 1, 2019	1,818,799	$1,819	$24,200,918	$(564,851)	$23,637,886
Net investment income	—	—	—	943,289	943,289
Net realized gain on investment	—	—	—	52	52
Net unrealized appreciation on investments, net of taxes	—	—	—	427,994	427,994
Tax reclassifications of permanent differences	—	—	(61,018)	61,018	—
Common stock issued	290,014	289	3,919,503	—	3,919,792
Repurchase of common stock	(16,435)	(16)	(218,101)	—	(218,117)
Distributions to stockholders	—	—	—	(1,004,361)	(1,004,361)
Balances at June 30, 2019	2,092,378	$2,092	$27,841,302	$(136,859)	$27,706,535

Balances at March 31, 2019	1,939,743	$1,940	$25,808,089	$(55,994)	$25,754,035
Net investment income	—	—	—	480,858	480,858
Net realized (loss) on investment	—	—	—	(1,964)	(1,964)
Net unrealized depreciation on investments, net of taxes	—	—	—	(80,864)	(80,864)
Tax reclassifications of permanent differences	—	—	(35,750)	35,750	—
Common stock issued	169,070	168	2,287,064	—	2,287,232
Repurchase of common stock	(16,435)	(16)	(218,101)	—	(218,117)
Distributions to stockholders	—	—	—	(514,645)	(514,645)
Balances at June 30, 2019	2,092,378	$2,092	$27,841,302	$(136,859)	$27,706,535

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$1,371,335	$537,303
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized appreciation on investments	(427,994)	(98,559)
Net realized gains on investments	(52)	(1,414)
Amortization of Net Loan Fees and discounts on investments	(30,425)	(25,007)
Amendment fees collected	1,437	—
Amortization of deferred debt issuance costs	31,289	—
Paid-in-kind interest and dividend income	(9,199)	(10,303)
Purchase of portfolio investments	(5,825,587)	(9,773,823)
Proceeds from principal payments on portfolio investments	1,488,187	1,661,538
Sale or redemption of portfolio investments	1,539,696	87,236
Changes in operating assets and liabilities:
Interest receivable	12,777	(37,713)
Due to advisor and affiliates	28,893	81,945
Payable for investments purchased	(721,286)	—
Other assets and liabilities	(12,950)	69,925
Net cash used in operating activities	(2,553,879)	(7,508,872)

Cash flows from financing activities
Net proceeds from issuance of common stock	3,919,792	5,552,452
Distributions paid to stockholders	(935,137)	(425,689)
Borrowings under revolving line of credit	4,700,000	—
Repayments under revolving line of credit	(4,325,000)	—
Repurchase of common stock	(218,118)	—
Net cash provided by financing activities	3,141,537	5,126,763

Net increase (decrease) in cash	587,658	(2,382,109)
Cash at beginning of period	1,250,296	6,259,541
Cash at end of period	$1,837,954	$3,877,432

Supplemental disclosure of cash flow information:
Amortization of deferred offering costs limited by investment advisor (see Note 3)	$63,799	$86,039
Cash paid for interest	168,945	—

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2019

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
BayMark Health Services	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		10.77%	(L +8.25%)	3/22/2018	3/1/2025	$1,000,000	$991,838	$1,000,000	3.6%

Brookfield WEC Holdings Inc. (9)	Business to Business Electronic Markets
Senior Secured Loan		9.15%	(L +6.75%)	12/6/2018	8/3/2026	217,700	217,700	218,789	0.8

Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (6)		10.38%	(L +7.76%)	8/23/2017	8/23/2022	565,689	562,557	568,065	2.1
Senior Secured Loan (Revolver)		0.25% (5)	(L +7.25%)	8/23/2017	8/23/2022	—	(253)	—	—
						565,689	562,304	568,065	2.1
Cenexel Clinical Research, Inc. (F/K/A JBR Clinical Research, Inc.)	Research and Development in the Social Sciences and Humanities
Senior Secured Loan (6)		9.73%	(L +7.95%)	8/2/2018	8/2/2023	1,668,778	1,657,774	1,638,740	5.8

Chemical Resources Holdings, Inc.	Custom Compounding of Purchased Resins
Senior Secured Loan (6)		10.64%	(L +8.00%)	1/25/2019	1/25/2024	1,256,850	1,241,366	1,245,538	4.5
Common Equity (168 units) (7)				1/25/2019			166,469	192,000	0.7
						1,256,850	1,407,835	1,437,538	5.2
Cirrus Medical Staffing, Inc.	Temporary Help Services
Senior Secured Loan		10.58%	(L +8.25%)	3/5/2018	10/19/2022	832,072	823,863	806,029	2.9
Senior Secured Loan (Revolver)		10.57%	(L +8.25%)	3/5/2018	10/19/2022	26,743	26,743	25,906	0.1
						858,815	850,606	831,935	3.0
Confie Seguros Holdings II Co. (9)	Insurance Agencies and Brokerages
Senior Secured Loan		11.02%	(L +8.50%)	6/6/2017	11/1/2025	447,640	439,496	430,182	1.6

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2019

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		7.58%	(L +5.00%)	4/27/2017	4/21/2024	$24,500	$24,331	$18,694	0.1%
Senior Secured Loan		11.58%	(L +9.00%)	4/26/2017	4/21/2025	550,000	553,746	382,250	1.4
						574,500	578,077	400,944	1.5
Convergint Technologies	Security Systems Services (except Locksmiths)
Senior Secured Loan		9.15%	(L +6.75%)	9/28/2018	2/2/2026	893,750	885,235	881,238	3.2

Davis Vision, Inc.	Direct Health and Medical Insurance Carriers
Senior Secured Loan		9.16%	(L +6.75%)	7/16/2018	12/1/2025	1,371,000	1,345,350	1,355,919	4.9

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Senior Secured Loan (6)		11.98%	(L +9.35%)	3/8/2018	11/20/2023	1,101,923	1,093,856	1,101,923	4.0
Common Equity (46 units) (7)				3/8/2018			115,385	201,000	0.7
						1,101,923	1,209,241	1,302,923	4.7
DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan (9)		5.15%	(L +2.75%)	8/22/2017	8/15/2024	97,586	97,228	95,156	0.3
Senior Secured Loan		9.40%	(L +7.00%)	8/22/2017	8/15/2025	1,590,882	1,594,695	1,583,404	5.7
						1,688,468	1,691,923	1,678,560	6.0
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (2)		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	471,805	468,832	465,200	1.7
Common Equity (3,750 units) (7)				7/13/2017			37,500	44,000	0.2
						471,805	506,332	509,200	1.9
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.83%	(L +9.50%)	10/25/2018	4/25/2024	1,000,000	982,479	983,000	3.5

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2019

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Hyland Software, Inc.	Software Publishers
Senior Secured Loan (9)		5.65%	(L +3.25%)	10/24/2018	7/1/2024	$22,066	$22,066	$21,956	0.1%
Senior Secured Loan		9.40%	(L +7.00%)	10/24/2018	7/7/2025	333,469	335,682	333,469	1.2
						355,535	357,749	355,425	1.3
Inergex Holdings	Other Computer Related Services
Senior Secured Loan		9.60%	(L +7.00%)	10/1/2018	10/1/2024	1,114,375	1,099,446	1,087,630	3.9
Senior Secured Loan (Revolver)		9.62%	(L +7.00%)	10/1/2018	10/1/2024	112,500	110,859	109,800	0.4
						1,226,875	1,210,305	1,197,430	4.3
Institutional Shareholder Services Inc.	Administrative Management and General Management Consulting Services
Senior Secured Loan		10.83%	(L +8.50%)	3/4/2019	3/5/2027	1,068,750	1,037,919	1,032,413	3.7

Online Tech Stores, LLC	Stationery and Office Supplies Merchant Wholesalers
Subordinated Loan		10.50% cash / 1.00% PIK	N/A	2/1/2018	8/1/2023	1,014,306	999,438	1,023,029	3.7

OnSite Care, PLLC	Home Health Care Services
Senior Secured Loan (6)		10.27%	(L +7.80%)	8/10/2018	8/10/2023	900,000	892,602	883,800	3.2

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		11.08%	(L +8.75%)	11/16/2017	6/30/2025	680,000	679,443	683,400	2.5

Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		10.16%	(L +7.75%)	9/24/2018	5/1/2026	2,000,000	2,009,106	1,978,000	7.1

Performance Team LLC	General Warehousing and Storage
Senior Secured Loan		12.40%	(L +10.00%)	5/24/2018	11/24/2023	1,500,000	1,488,007	1,515,000	5.4

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2019

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		11.15%	(L +8.75%)	3/23/2018	3/23/2023	$458,840	$452,026	$452,876	1.6%
Common Equity (86 units) (7)				3/23/2018			85,714	151,000	0.5
						458,840	537,740	603,876	2.1
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		7.09%	(L +4.50%)	6/7/2017	5/26/2023	69,747	69,291	68,631	0.2
Senior Secured Loan		11.09%	(L +8.50%)	6/7/2017	11/26/2023	178,571	176,747	171,964	0.6
						248,318	246,038	240,595	0.8
Rocket Software, Inc.	Software Publishers
Senior Secured Loan (9)		6.65%	(L +4.25%)	11/20/2018	11/28/2025	136,987	136,354	134,247	0.5
Senior Secured Loan		10.65%	(L +8.25%)	11/20/2018	11/28/2026	1,285,406	1,263,628	1,275,123	4.6
						1,422,393	1,399,982	1,409,370	5.1
RPLF Holdings, LLC	Software Publishers
Common Equity (45,890 units) (7)				1/17/2018			45,890	50,000	0.2

SSH Group Holdings, Inc.	Child Day Care Services
Senior Secured Loan		6.83%	(L +4.25%)	7/26/2018	7/30/2025	95,280	95,073	93,851	0.3
Senior Secured Loan		10.83%	(L +8.25%)	7/26/2018	7/30/2026	704,000	697,756	695,552	2.5
						799,280	792,829	789,403	2.8
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (9)		6.65%	(L +4.25%)	5/15/2018	12/11/2024	105,442	105,224	104,472	0.4
Senior Secured Loan		10.40%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,593,185	1,580,315	5.7
						1,698,662	1,698,409	1,684,787	6.1
The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		11.15%	(L +8.75%)	12/22/2017	12/22/2022	500,000	497,392	493,600	1.8
Senior Secured Loan (Delayed Draw)		11.15%	(L +8.75%)	7/20/2018	12/22/2022	500,000	500,000	493,600	1.8
						1,000,000	997,392	987,200	3.6

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2019

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		6.15%	(L +3.75%)	5/30/2017	4/22/2024	$16,072	$15,960	$15,188	0.1%
Senior Secured Loan		10.65%	(L +8.25%)	5/30/2017	4/21/2025	878,456	885,306	840,682	3.0
						894,528	901,266	855,870	3.1
TTG Healthcare, LLC	Diagnostic Imaging Centers
Senior Secured Loan		11.44%	(L +9.00%)	3/1/2019	3/1/2024	1,233,209	1,214,478	1,204,968	4.3
Preferred Equity (191 units) (7)				3/1/2019			191,409	207,000	0.7
						1,233,209	1,405,887	1,411,968	5.0
Wastebuilt Environmental Solutions, LLC	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		11.08%	(L +8.75%)	10/11/2018	10/11/2024	1,500,000	1,472,279	1,459,800	5.3

Total Investments						$31,117,614	$31,498,471	$31,398,399	113.1%

(1)
Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Rule 6-03(f) of Regulation S-X or Rule 144 of the Securities Act.

(2)
The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of June 30, 2019:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%

(3)
Substantially all of the debt investments bear interest at rates determined by reference to LIBOR (L), and which are reset monthly or quarterly. For all variable-rate investments the schedule presents the spread over LIBOR and the interest rate as of June 30, 2019. All investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(4)
Unless otherwise noted with footnote 9, fair value was determined using significant unobservable inputs for all of the Company's investments and are considered Level 3 under GAAP. See Note 5 for further details.

(5)	Commitment fee on undrawn funds.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2019

(6)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of June 30, 2019:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
Carolina Lubes, Inc.	10.11%	9.57%	0.54%
Cenexel Clinical Research, Inc. (F/K/A JBR Clinical Research, Inc.)	9.73%	8.85%	0.88%
Chemical Resources Holdings, Inc.	10.63%	8.58%	2.05%
DRS Imaging Services, LLC	11.98%	10.59%	1.39%
OnSite Care, PLLC	10.27%	8.69%	1.58%

(7)	Non-income producing.

(8)	Investments pledged as collateral under the PWB Credit Facility.

(9)	Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2018

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
BayMark Health Services	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		10.60%	(L +8.25%)	3/22/2018	3/1/2025	$1,000,000	$991,124	$983,152	4.2%

Brookfield WEC Holdings Inc.	Business to Business Electronic Markets
Senior Secured Loan		9.27%	(L +6.75%)	12/6/2018	8/3/2026	217,700	217,700	212,701	0.9

Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (5)		10.24%	(L +7.25%)	8/23/2017	8/23/2022	573,555	569,878	573,302	2.4
Senior Secured Loan (Revolver) (7)		9.65%	(L +7.82%)	8/23/2017	8/23/2022	—	(293)	—	—
						573,555	569,586	573,302	2.4
Cenexel Clinical Holding (F/K/A JBR Clinical Research, Inc.)	Research and Development in the Social Sciences and Humanities
Senior Secured Loan (5)		9.10%	(L +6.71%)	8/2/2018	8/2/2023	2,057,143	2,040,131	1,992,563	8.4

Cirrus Medical Staffing, Inc.	Temporary Help Services
Senior Secured Loan (5)		11.05%	(L +8.25%)	3/5/2018	10/19/2022	843,862	834,319	831,236	3.5
Senior Secured Loan (Revolver) (7)		11.05%	(L +8.25%)	3/5/2018	10/19/2022	83,570	83,570	82,320	0.3
						927,432	917,889	913,556	3.8
Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		11.24%	(L +8.50%)	6/6/2017	11/1/2025	447,640	438,860	429,675	1.8

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		7.52%	(L +5.00%)	4/27/2017	4/21/2024	24,625	24,438	23,162	0.1
Senior Secured Loan		11.52%	(L +9.00%)	4/26/2017	4/21/2025	550,000	554,066	521,663	2.2
						574,625	578,504	544,825	2.3
Convergint Technologies	Security Systems Services (except Locksmiths)
Senior Secured Loan		9.27%	(L +6.75%)	9/28/2018	2/2/2026	893,750	884,632	854,000	3.6

Davis Vision, Inc.	Direct Health and Medical Insurance Carriers
Senior Secured Loan		9.28%	(L +6.75%)	7/16/2018	12/1/2025	1,371,000	1,343,475	1,304,544	5.5

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2018

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Senior Secured Loan (5)		12.23%	(L +9.42%)	3/8/2018	11/20/2023	$1,104,807	$1,095,807	$1,079,723	4.6%
Common Equity (115 units) (6)				3/8/2018			115,385	121,715	0.5
						1,104,807	1,211,192	1,201,438	5.1
DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		5.27%	(L +2.75%)	8/22/2017	8/15/2024	97,798	97,405	92,832	0.4
Senior Secured Loan		9.50%	(L +7.00%)	8/22/2017	8/15/2025	1,590,882	1,595,003	1,539,394	6.5
						1,688,681	1,692,408	1,632,226	6.9
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	469,442	466,053	464,278	2.0
Common Equity (3,750 units) (6)				7/13/2017			37,500	38,188	0.2
						469,442	503,553	502,466	2.2
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		12.31%	(L +9.50%)	10/25/2018	4/25/2024	1,000,000	980,677	980,000	4.1

GOBP Holdings, Inc.	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured Loan		10.05%	(L +7.25%)	10/17/2018	10/22/2026	200,000	198,042	192,664	0.8

Hyland Software, Inc.	Software Publishers
Senior Secured Loan		6.02%	(L +3.50%)	10/24/2018	7/1/2024	22,177	22,177	21,266	0.1
Senior Secured Loan		9.52%	(L +7.00%)	10/24/2018	7/7/2025	333,469	335,865	324,700	1.4
						355,646	358,042	345,966	1.5
Inergex Holdings	Other Computer Related Services
Senior Secured Loan		9.39%	(L +7.00%)	10/1/2018	10/1/2024	872,813	860,270	861,875	3.6
Senior Secured Loan (Revolver) (7)		0.50%	(L +7.00%)	10/1/2018	10/1/2024	—	(1,796)	—	—
						872,813	858,473	861,875	3.6
Online Tech Stores, LLC	Stationery and Office Supplies Merchant Wholesalers
Subordinated Secured Loan		10.50% cash / 1.00% PIK	N/A	2/1/2018	8/1/2023	1,009,282	992,610	986,562	4.2

OnSite Care, PLLC	Home Health Care Services
Senior Secured Loan (5)		10.22%	(L +7.85%)	8/10/2018	8/10/2023	900,000	891,710	888,324	3.8

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2018

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		11.56%	(L +8.75%)	11/16/2017	6/30/2025	$680,000	$679,397	$677,036	2.9%

Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		10.13%	(L +7.75%)	9/24/2018	5/1/2026	2,000,000	2,009,767	1,949,254	8.2

Performance Team LLC	General Warehousing and Storage
Senior Secured Loan		12.52%	(L +10.00%)	5/24/2018	11/24/2023	1,500,000	1,486,656	1,525,633	6.5

Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		12.77%	(L +10.25%)	3/23/2018	3/23/2023	471,429	463,467	452,467	1.9
Common Equity (86 Class A units) (6)				3/23/2018			85,714	46,581	0.2
						471,429	549,181	499,048	2.1
Rack Merger Sub Inc.	Packaging Machinery Manufacturing
Senior Secured Loan		9.71%	(L +7.25%)	5/22/2017	10/3/2022	178,889	175,604	178,636	0.8

Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		6.90%	(L +4.50%)	6/7/2017	5/26/2023	70,103	69,587	69,433	0.3
Senior Secured Loan		10.90%	(L +8.50%)	6/7/2017	11/26/2023	178,571	176,542	176,726	0.7
						248,674	246,129	246,159	1.0
Rocket Software, Inc.	Software Publishers
Senior Secured Loan		6.77%	(L +4.25%)	11/20/2018	11/19/2025	137,330	136,647	131,750	0.6
Senior Secured Loan		10.77%	(L +8.25%)	11/20/2018	11/19/2026	1,062,670	1,052,098	1,034,050	4.4
						1,200,000	1,188,746	1,165,800	5.0
RPLF Holdings, LLC	Software Publishers
Common Equity (45,890 Class A units) (6)				1/17/2018			45,890	52,500	0.2

SSH Group Holdings, Inc.	Child Day Care Services
Senior Secured Loan		6.77%	(L +4.25%)	7/26/2018	7/30/2025	95,760	95,535	89,725	0.4
Senior Secured Loan		10.77%	(L +8.25%)	7/26/2018	7/30/2026	704,000	697,318	667,264	2.8
						799,760	792,853	756,989	3.2

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2018

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		6.77%	(L +4.25%)	5/15/2018	12/11/2024	$105,977	$105,738	$99,986	0.4%
Senior Secured Loan		10.52%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,593,182	1,489,777	6.3
						1,699,197	1,698,920	1,589,763	6.7
The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		11.27%	(L +8.75%)	12/22/2017	12/22/2022	500,000	497,020	489,649	2.1
Senior Secured Loan (Delayed Draw) (7)		11.22%	(L +8.75%)	7/20/2018	12/22/2022	266,667	266,667	261,146	1.1
						766,667	763,687	750,795	3.2
Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		6.26%	(L +3.75%)	5/30/2017	4/22/2024	16,154	16,030	15,604	0.1
Senior Secured Loan		10.76%	(L +8.25%)	5/30/2017	4/21/2025	878,456	885,890	852,601	3.6
						894,610	901,920	868,205	3.7
Wand Intermediate I, LP	Automotive Body, Paint, and Interior Repair and Maintenance
Senior Secured Loan		9.84%	(L +7.25%)	5/14/2018	9/17/2022	977,784	986,602	971,844	4.1

Wastebuilt Environmental Solutions, LLC	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		11.27%	(L +8.75%)	10/11/2018	10/11/2024	1,500,000	1,469,678	1,470,000	6.2

Total Investments						$28,580,525	$28,663,635	$28,101,501	118.9%

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
The Company’s objective is to provide stockholders with current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments primarily in middle-market companies located principally in the United States. OFS Advisor, an affiliate of the Company and a registered investment adviser, manages the day-to-day operations of, and provides investment advisory services to, the Company.
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
The Company intends to raise up to $200,000,000 through offering shares of its common stock to investors in a continuous offering in reliance on exemptions from the registration requirements of the Securities Act. In addition, the Company and OFS Advisor have entered into a dealer manager agreement with the Dealer Manager. Placement activities are conducted by the Dealer Manager and participating broker dealers who solicit subscriptions to purchase shares of the Company’s common stock. As of July 1, 2019, fees and expenses paid pursuant to the Dealer Manager Agreement are paid by the Company.
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
Significant Accounting Policies: The following information supplements the description of significant accounting policies contained in Note 2 to the Company's financial statements included in the Company's Annual Report on Form 10 K for the year ended December 31, 2018.
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
The Company did not adopt any other new accounting pronouncements during the six months ended June 30, 2019, that had, or is expected to have, a material impact on the Company's financial statements.

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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
Expenses recognized for the three and six months ended June 30, 2019 and 2018, under agreements with OFS Advisor and OFS Services are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Base management fees	$98,319	$35,181	$191,041	$57,649
Incentive fees	29,296	—	78,066	—
Administration fees	185,164	149,834	327,038	314,164
Expense Limitation Agreements: OFS Advisor limits the Company's incurred expenses under two agreements: the Investment Advisory Agreement, which contains provisions limiting organization and offering costs and Contractual Issuer Expenses; and an Expense Support Agreement, which limits all other operating expenses. Expense limitations provided under the Investment Advisory Agreement and Expense Support Agreement for the three and six months ended June 30, 2019 and 2018, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net organization and offering costs, and Contractual Issuer Expenses limitations under Investment Advisory Agreement	$1,282	$(13,105)	$8,977	$(2,502)
Operating expense limitations under Expense Support Agreement	238,847	320,732	511,394	690,002
Net expense limitations under agreements with OFS Advisor	$240,129	$307,627	$520,371	$687,500

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The Company is conditionally obligated to reimburse OFS Advisor for aggregate expense support provided of $4,006,897 and $3,783,377 at June 30, 2019 and December 31, 2018, respectively, as presented below:

	June 30, 2019	December 31, 2018
Unreimbursed costs under Investment Advisory Agreement:
Organization costs	$49,017	$255,097
Offering costs:
Unamortized as of period end	122,737	50,872
Amortized as of period end	392,763	457,165
Contractual Issuer Expenses	148,860	238,118
Total unreimbursed costs under Investment Advisory Agreement	713,377	1,001,252
Unreimbursed operating expense support under Expense Support Agreement	3,293,520	2,782,125
Total conditional reimbursement obligation under expense limitation agreements with OFS Advisor	$4,006,897	$3,783,377
Organization and Offering Costs, and Contractual Issuer Expense Limitations: The Company is conditionally liable for organizational and offering costs, and Contractual Issuer Expenses that OFS Advisor and its affiliates have incurred on its behalf under the terms of the Investment Advisory Agreement. The Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all reimbursable organization and offering costs paid by OFS Advisor and its affiliates have been recovered. Organization and offering expenses incurred by OFS Advisor or its affiliates will be eligible for reimbursement for three years from the date incurred. Unreimbursed organization and offering costs, and Contractual Issuer Expenses subject to conditional reimbursement as of June 30, 2019, are summarized below:

Period incurred	Unreimbursed Total
Three months ended September 30, 2016	$177,768
Three months ended December 31, 2016	35,649
Three months ended March 31, 2017	50,512
Three months ended June 30, 2017	35,369
Three months ended September 30, 2017	43,760
Three months ended December 31, 2017	79,120
Three months ended March 31, 2018	49,363
Three months ended June 30, 2018	50,109
Three months ended September 30, 2018	26,413
Three months ended December 31, 2018	23,452
Three months ended March 31, 2019	4,113
Three months ended June 30, 2019	137,749
Total unreimbursed organization and offering costs, and Contractual Issuer Expenses	$713,377
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
Unreimbursed support for operating expenses provided under the Expense Support Agreement and subject to conditional reimbursement as of June 30, 2019, is summarized below:

		Other Operating Expense Ratio
Supported period	Amount of expense limitation	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share (1)
Three months ended September 30, 2016	$237,837	75.2%	102.7%	7.0%(2)
Three months ended December 31, 2016	169,115	64.3%	102.7%	7.0%(2)
Three months ended March 31, 2017	306,395	82.0%	18.1%	7.0%
Three months ended June 30, 2017	283,883	19.0%	18.1%	7.0%
Three months ended September 30, 2017	314,988	10.7%	18.1%	7.0%
Three months ended December 31, 2017	316,379	8.1%	18.1%	7.0%
Three months ended March 31, 2018	369,270	10.1%	7.2%	7.0%
Three months ended June 30, 2018	320,732	8.2%	7.2%	7.0%
Three months ended September 30, 2018	275,339	6.9%	7.2%	7.0%
Three months ended December 31, 2018	188,188	5.3%	7.2%	7.0%
Three months ended March 31, 2019	272,547	6.1%	n/m (3)	7.0%
Three months ended June 30, 2019	238,847	5.9%	n/m (3)	7.0%
Total unreimbursed operating expense limitations provided under Expense Support Agreement	$3,293,520

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
Note 4. Investments
As of June 30, 2019, the Company had loans to 31 portfolio companies, of which 95% were senior secured loans and 5% were subordinated loans, at fair value, as well as common and preferred equity investments in six of these portfolio companies, while holding only equity in one portfolio company. At June 30, 2019, investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments (1)	$29,387,834	93.3%	106.1%	$29,065,170	92.6%	104.8%
Subordinated debt investments	1,468,270	4.7%	5.3	1,488,229	4.7%	5.4
Preferred equity	191,409	0.6%	0.7	207,000	0.7%	0.7
Common equity	450,958	1.4%	1.6	638,000	2.0%	2.3
Total	$31,498,471	100.0%	113.7%	$31,398,399	100.0%	113.2%
(1) Includes debt investments, typically referred to as unitranche, in which we have entered into contractual arrangements with co-lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. Amortized cost and fair value of these investments were $5,448,155 and $5,438,066, respectively.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

At June 30, 2019, all of the Company’s investments were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$885,235	2.8%	3.2%	$881,238	2.8%	3.2%
Temporary Help Services	850,606	2.7	3.1	831,935	2.6	3.0
Arts, Entertainment, and Recreation
All Other Amusement and Recreation Industries	997,392	3.2	3.6	987,200	3.1	3.6
Construction
Plumbing, Heating, and Air-Conditioning Contractors	537,740	1.7	1.9	603,876	1.9	2.2
Finance and Insurance
Direct Health and Medical Insurance Carriers	1,345,350	4.3	4.9	1,355,919	4.3	4.9
Insurance Agencies and Brokerages	439,496	1.4	1.6	430,182	1.4	1.6
Health Care and Social Assistance
Child Day Care Services	792,829	2.5	2.9	789,403	2.5	2.8
Diagnostic Imaging Centers	1,405,887	4.5	5.1	1,411,968	4.5	5.1
Home Health Care Services	1,875,081	5.9	6.7	1,866,800	6.0	6.6
Offices of Physicians, Mental Health Specialists	1,691,923	5.4	6.1	1,678,560	5.3	6.1
Outpatient Mental Health and Substance Abuse Centers	991,838	3.1	3.6	1,000,000	3.2	3.6
Information
Data Processing, Hosting, and Related Services	1,209,241	3.8	4.4	1,302,923	4.1	4.7
Software Publishers	1,803,620	5.7	6.4	1,814,795	5.8	6.5
Manufacturing
Commercial Printing (except Screen and Books)	246,038	0.8	0.9	240,595	0.8	0.9
Custom Compounding of Purchased Resins	1,407,835	4.5	5.1	1,437,538	4.6	5.2
Truck Trailer Manufacturing	901,266	2.9	3.3	855,870	2.7	3.1
Unlaminated Plastics Profile Shape Manufacturing	2,009,107	6.3	7.2	1,978,000	6.4	6.9
Other Services (except Public Administration)
Automotive Oil Change and Lubrication Shops	562,304	1.8	2.0	568,065	1.8	2.1
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	1,037,919	3.3	3.7	1,032,413	3.3	3.7
Other Computer Related Services	1,210,305	3.8	4.4	1,197,430	3.8	4.3
Research and Development in the Social Sciences and Humanities	1,657,774	5.3	6.0	1,638,740	5.2	5.9
Public Administration
Other Justice, Public Order, and Safety Activities	578,077	1.8	2.1	400,944	1.3	1.4
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	679,443	2.2	2.5	683,400	2.2	2.5
Shoe Store	506,332	1.6	1.8	509,200	1.6	1.8

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Transportation and Warehousing
General Warehousing and Storage	1,488,007	4.7	5.4	1,515,000	4.8	5.5
Wholesale Trade
Business to Business Electronic Markets	217,700	0.7	0.8	218,789	0.7	0.8
Industrial Machinery and Equipment Merchant Wholesalers	1,698,409	5.4	6.1	1,684,787	5.4	6.1
Industrial Supplies Merchant Wholesalers	1,472,279	4.7	5.3	1,459,800	4.6	5.3
Stationery and Office Supplies Merchant Wholesalers	999,438	3.2	3.6	1,023,029	3.3	3.7
	$31,498,471	100.0%	113.7%	$31,398,399	100.0%	113.1%
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
Senior securities with a fair value of $1,004,802 were transfered from Level 3 to Level 2 during the three and six months ended June 30, 2019. There were no transfers among Level 1, 2 and 3 during the three and six months ended June 30, 2018.
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
The following tables provide quantitative information about valuation techniques and the Company’s significant inputs to the Company’s Level 3 fair value measurements as of June 30, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be exhaustive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at June 30, 2019	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$28,060,368	Discounted cash flow	Discount rates	6.24% - 23.56% (10.85%)

Subordinated	1,488,229	Discounted cash flow	Discount rates	10.99% - 15.40% (12.30%)

Equity investments:
Preferred equity	207,000	Market approach	EBITDA multiples	5.50x - 6.50x (6.00x)

Common equity	638,000	Market approach	EBITDA multiples	4.00x - 11.25x (7.94x)

	$30,393,597

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

	Fair Value at December 31, 2018	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$23,079,802	Discounted cash flow	Discount rates	6.34% - 16.82% (11.71%)
	3,311,875	Transaction Price

Subordinated	1,450,840	Discounted cash flow	Discount rates	12.09% - 15.40% (13.24%)

Equity investments:
Common equity	258,984	Market approach	EBITDA multiples	4.00x - 10.50x (7.81x)
	$28,101,501
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
The following tables presents the Company's investment portfolio measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

Security	Level 1	Level 2	Level 3	Fair Value at June 30, 2019
Debt investments	$—	$1,004,802	$29,548,597	$30,553,399
Equity investments	—	—	845,000	845,000
	$—	$1,004,802	$30,393,597	$31,398,399

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2018
Debt investments	$—	$—	$27,842,517	$27,842,517
Equity investments	—	—	258,984	258,984
	$—	$—	$28,101,501	$28,101,501

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The following tables present changes in the investment measured at fair value using Level 3 inputs for the six months ended June 30, 2019 and 2018:

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Total
Level 3 assets, January 1, 2019	$26,391,677	$1,450,840	$—	$258,984	$28,101,501

Net unrealized appreciation on investments	206,139	27,781	15,591	212,547	462,058
Net realized gain on investments	52	—	—	—	52
Amortization of Net Loan Fees	25,779	2,220	—	—	27,999
Paid-in-kind interest income	1,697	7,388	—	—	9,085
Proceeds from principal payments on portfolio investments	(1,488,187)	—	—	—	(1,488,187)
Sale of portfolio investments	(1,539,696)	—	—	—	(1,539,696)
Purchase of portfolio investments	5,467,709	—	191,409	166,469	5,825,587
Transfers out of Level 3	(1,004,802)	—	—	—	(1,004,802)

Level 3 assets, June 30, 2019	$28,060,368	$1,488,229	$207,000	$638,000	$30,393,597

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Total
Level 3 assets, January 1, 2018	$4,556,911	$459,278	$81,889	$40,581	$5,138,659

Net unrealized appreciation (depreciation) on investments	51,694	(6,849)	1,303	52,411	98,559
Net realized gain on investments	—	—	1,414	—	1,414
Amortization of Net Loan Fees	22,680	2,327	—	—	25,007
Paid-in-kind interest and dividend income	1,611	6,062	2,630	—	10,303
Proceeds from principal payments on portfolio investments	(1,661,538)	—	—	—	(1,661,538)
Sale or redemption of portfolio investments	—	—	(87,236)	—	(87,236)
Purchase of portfolio investments	8,616,065	980,000	—	177,758	9,773,823

Level 3 assets, June 30, 2018	$11,587,423	$1,440,818	$—	$270,750	$13,298,991
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the six months ended June 30, 2019 and 2018, attributable to the Company’s Level 3 assets still held at those respective period ends was as follows:

	Period ended June 30,
	2019	2018
Senior secured debt investments	$189,039	$57,033
Subordinated debt investments	27,781	(3,013)
Preferred equity	15,591	—
Common equity	212,547	52,411
Net unrealized appreciation (depreciation) on investments held	$444,958	$106,431
Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

approximate the fair value of such items due to the short maturity of such instruments. The PWB Facility is a variable rate instrument and fair value approximates book value as of June 30, 2019 and December 31, 2018.
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
Note 6. Commitments and Contingencies
The Company has the following unfunded commitments to portfolio companies as of June 30, 2019:

Name of Portfolio Company	Investment Type	Commitment
Carolina Lubes, Inc.	Senior Secured Loan (Revolver)	$80,357
Cirrus Medical Staffing, Inc.	Senior Secured Loan (Revolver)	65,185
Inergex Holdings, LLC	Senior Secured Loan (Revolver)	12,500
		$158,042
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2019.
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
Note 7. Borrowings
PWB Credit Facility: The Company has up to $10.0 million available credit under its PWB Credit Facility, maturing September 12, 2019, of which $4.8 million was drawn as of June 30, 2019, Maximum availability under the PWB Credit Facility as of June 30, 2019, was $5.2 million based on the stated advance rate of 35% of the borrowing base. All investments are pledged as collateral under the PWB Credit Facility.
The Company's average outstanding borrowing, effective interest rate and interest expense on the PWB Credit Facility are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average dollar borrowings	$5,221,429	$—	$4,930,663	$—
Interest expense (1)	103,670	—	199,019	—
Effective interest rate (1)	7.96%	—%	8.14%	—%
(1) The PWB Credit Facility's effective interest rate and interest expense are inclusive of interest on the outstanding balance, commitment fees on undrawn amounts, and the amortization of deferred financing costs.
Note 8. Federal Income Tax
The Company has elected to be taxed as a RIC under Subchapter M of the Code. The determination of the tax attributes of the Company's distributions is made annually as of the end of its fiscal year based on its ICTI and distributions for the full year.
The tax-basis of portfolio investments and net unrealized appreciation (depreciation) on investments did not differ from their GAAP basis as of June 30, 2019 and December 31, 2018, respectively.
For further information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 9. Financial Highlights
The following is a schedule of financial highlights for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Per share operating performance:
Net asset value per share at beginning of period	$13.28	$13.34	$13.00	$13.33
Net investment income (6)	0.24	0.21	0.49	0.43
Net realized gain (loss) on non-control/non-affiliate investments (6)	—	—	—	—
Net unrealized depreciation on non-control/non-affiliate investments (6)	(0.04)	0.06	0.24	0.10
Total from investment operations	0.20	0.27	0.73	0.53
Distributions (1)	(0.26)	(0.26)	(0.52)	(0.52)
Issuance of common stock (2) (6)	0.02	0.05	0.03	0.06
Net asset value per share at end of period	$13.24	$13.40	$13.24	$13.40
Total return based on net asset value (3)	1.7%	2.4%	5.9%	4.5%
Shares outstanding or subscribed at end of period	2,092,378	1,311,712	2,092,378	1,311,712
Weighted average shares outstanding or subscribed	1,964,548	1,134,739	1,916,979	1,015,142
Ratio/Supplemental Data
Average net asset value (4)	$26,730,286	$15,417,577	$25,699,486	$14,035,062
Net asset value at end of period	$27,706,535	$17,570,717	$27,706,535	$17,570,717
Net investment income	$480,858	$234,013	$943,289	$437,330
Ratio of total net operating expenses to average net assets (5)	6.1%	2.5%	5.9%	1.2%
Ratio of net investment income to average net assets (5)	7.2%	6.1%	7.3%	6.2%
Portfolio turnover (7)	2.6%	6.3%	10.0%	18.2%

(1)	The per share data for distributions is the actual amount of distributions declared per share during the period.

(2)
The issuance of common stock on a per share basis reflects the incremental net asset value change as a result of the issuance of shares of common stock in the Company’s continuous public offering and the dilutive or anti-dilutive impact from significant changes in weighted-average shares outstanding during the period.

(3)
Calculated as ending net asset value less beginning net asset value, adjusting for distributions reinvested at the Company’s most recent quarter-end net asset value prior to the respective payment date of the distributions.

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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 10. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued or subscribed in the Offering during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019		2018
	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	290,014	$4,069,625	466,012	$6,524,330
Commissions and dealer manager fees	—	(271,869)	—	(425,400)
Dealer manager fees paid by OFS Advisor	—	122,036	—	195,625
Net proceeds to the Company	290,014	$3,919,792	466,012	$6,294,555
From May 19, 2017 through June 30, 2019, OFS Advisor paid the dealer manager fee on sales of shares of our common stock in the Offering. Payments of dealer manager fees by OFS Advisor were not subject to reimbursement by the Company. The Company has agreed to pay the dealer manager fees on sales of shares of our common stock in the Offering subsequent to June 30, 2019.
Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the six months ended June 30, 2019 and 2018. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount	Cash Distribution
Six Months Ended June 30, 2019
January 29, 2019	January 29, 2019, February 26, 2019 and March 27, 2019	April 15, 2019	$0.0875	$489,716
April 26, 2019	April 26, 2019, May 29, 2019 and June 26, 2019	July 15, 2019	0.0875	514,645

Six Months Ended June 30, 2018
January 29, 2018	January 29, 2018, February 26, 2018 and March 28, 2018	April 16, 2018	$0.0875	$234,074
April 26, 2018	April 26, 2018, May 29, 2018 and June 27, 2018	July 16, 2018	0.0875	297,097
(1) The quarterly per share distribution amount was $0.2625 for the three and six months ended June 30, 2019 and 2018, respectively.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

stockholder as of November 6, 2018, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018.
The following table summarizes the common stock repurchases by the Company, pursuant to the preceding sentence, as of June 30, 2019:

	Number of Shares	Amount
November 6, 2018 through December 31, 2018	18,425	$243,030
January 1, 2019 through March 31, 2019 (1)	—	—
April 1, 2019 through June 30, 2019	16,435	218,117
(1)  The Company's February 11, 2019 tender offer that was originally scheduled to end on March 27, 2019, was amended to extend the offer period to April 5, 2019. On April 5, 2019, the Company validly repurchased 7,407 shares in the second of four tender offers.
Note 11. Subsequent Events Not Disclosed Elsewhere
Subsequent to June 30, 2019, the Company sold an additional 37,037 common shares for additional net proceeds of $485,000.
On July 29, 2019, the Board declared a distribution of $0.0875 per common share, payable on October 15, 2019, to stockholders of record on each of July 29, 2019, August 28, 2019, and September 26, 2019.

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
We intend to raise up to $200,000,000 through the Offering, in reliance on exemptions from the registration requirements of the Securities Act. Placement activities are conducted by our officers and OFS Advisor. In addition, we have entered, and may enter, into additional agreements with placement agents or broker-dealers to solicit investor capital commitments (“Capital Commitments”). In particular, we and OFS Advisor have entered into the Dealer Manager Agreement with the Dealer Manager and certain participating broker-dealers to solicit Capital Commitments. From May 19, 2017 through June 30, 2019, OFS Advisor paid the dealer manager fee on sales of shares of our common stock in the Offering. We will pay the dealer manager fee on sales of shares of our common stock in the Offering subsequent to June 30, 2019, resulting in less proceeds to us in comparison to when OFS Advisor paid the dealer manager fees. Previous payments of dealer manager fees by OFS Advisor are not subject to reimbursement by us. On August 30, 2016, we satisfied the Minimum Offering Requirement when Funding I, a subsidiary of OFSAM, purchased 74,074 shares of our common stock in the Offering for gross proceeds of $1,000,000, or $13.50 per share. No selling commissions or dealer manager fees were paid by us in connection with this purchase. Since commencing operations on August 30, 2016, and as of August 5, 2019, we have sold a total of 2,164,275 shares of common stock for total gross proceeds of $30,045,751.
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

OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital and OCCI. Additionally, OFS Advisor expects to provide sub-advisory services to CIM Real Assets & Credit Fund, a newly organized externally managed registered investment company that intends to operate as an interval fund and expects to invest primarily in a combination of real estate, credit and related investments.
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
Fair value estimates. As of June 30, 2019, approximately 94% of our total assets were carried at fair value, which are generally measured using either the discounted cash flow or market-approach valuation techniques, or on the basis of NBIB provided by pricing services. Our discounted cash flow valuations involve a determination of discount rate commensurate with the risk inherent in the investment. Management uses two methods to estimate discount rates: the weighted-average cost of capital method, which is a method based upon a hypothetical recapitalization of the entity given its current operating performance and current market conditions; and a hypothetical debt rating method, which assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and estimates the discount rate based on observed market conditions for actual rated debt. Management may also use a relative value method to estimate yields, which involves measuring the discount rate of non-traded subject debt investments based on an expected or assumed relationship between NBIB or observed prices on traded debt and the subject debt for a portfolio company. All methods for estimating the discount rate generally involve calibration of the internal rate of return on the subject investment at close or purchase date to the observable inputs utilized in each method as of or near that date. These methods generally produce a range of discount rates, and management, under the supervision of the Board, generally selects the midpoint of the range for fair value measures. Such midpoint values may be further limited based on the portfolio company's ability to prepay the investment without penalty.
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
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments at June 30, 2019:

	Fair Value at June 30, 2019	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior secured	$29,065,170	$28,620,387	$29,508,823
Subordinated	1,488,229	1,467,332	1,509,229

Equity investments:
Preferred equity	207,000	166,000	248,000
Common equity	638,000	542,000	734,000
	$31,398,399	$30,795,719	$32,000,052

Portfolio Composition and Investment Activity
Portfolio Composition
The following table summarizes the composition of our investment portfolio as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$29,387,834	$29,065,170	$26,920,483	$26,391,677
Subordinated debt investments	1,468,270	1,488,229	1,458,663	1,450,840
Preferred equity investments	191,409	207,000	—	—
Common equity investments	450,958	638,000	284,489	258,984
	$31,498,471	$31,398,399	$28,663,635	$28,101,501
Total number of portfolio companies	32	32	31	31

(1)
Includes debt investments, typically referred to as unitranche, in which we have entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. At June 30, 2019, the aggregate amortized cost and fair value of these investments was $5,448,155 and $5,438,066, respectively.

As of June 30, 2019, all of our senior secured debt investments were floating rate loans and our subordinated debt investments were fixed rate loans.
As of June 30, 2019, our investment portfolio’s three largest industries by fair value, were (1) Health Care and Social Assistance of 21.5%, (2) Manufacturing of 14.5%, and (3) Wholesale Trade of 14.0%, totaling approximately 50.2% of the investment portfolio. For a full summary of our investment portfolio by industry, see "Item 1–Financial Statements–Note 4."
The following table presents our debt investment portfolio by investment size as of June 30, 2019, and December 31, 2018:

	Amortized Cost				Fair Value
	June 30, 2019		December 31, 2018		June 30, 2019		December 31, 2018
Up to $500,000	$2,181,840	7.1%	$2,563,895	9.0%	$2,564,011	8.4%	$2,522,546	9.1%
$500,000 to $1,000,000	10,113,509	32.7	11,789,664	41.6	8,463,911	27.7	11,610,465	41.7
$1,000,000 to $1,500,000	11,503,543	37.3	6,584,362	23.2	11,030,390	36.1	5,020,067	18.0
Greater than $1,500,000	7,057,212	22.9	7,441,225	26.2	8,495,087	27.8	8,689,439	31.2
Total	$30,856,104	100.0%	$28,379,146	100.0%	$30,553,399	100.0%	$27,842,517	100.0%

The following table displays the composition of our debt investment portfolio by weighted average yield as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Senior Secured	Subordinated	Total	Senior Secured	Subordinated	Total
Weighted Average Yield (1)	Debt	Debt	Debt	Debt	Debt	Debt
Less than 8%	1.9%	—%	1.8%	2.1%	—%	2.0%
8% - 10%	20.5	—	19.6	30.7	—	29.1
10% - 12%	61.3	—	58.4	46.8	—	44.4
12% - 14%	16.3	100.0	20.2	20.4	100.0	24.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield	10.91%	12.59%	10.99%	10.82%	12.62%	10.92%
(1) The weighted average yield on our debt investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees divided by (b) amortized cost of our debt investments as of the balance sheet date.
The weighted average yield on senior secured debt investments increased approximately 9 basis point during the six months ended June 30, 2019, as a result of net investments in new and existing portfolio companies.
The weighted average yield on total investments was 10.76% and 10.81% at June 30, 2019 and December 31, 2018, respectively. Weighted average yield on total investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees, plus the effective yield on our performing preferred equity investments, divided by (b) amortized cost of our total investment portfolio, including assets in non-accrual status as of the balance sheet date. The weighted average yield of our investments is not the same as a return on investment for our stockholders but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

Investment Activity
The following is a summary of our investment activity for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$—	$—	$3,260,046	$357,878
Investments in existing portfolio companies:
Follow-on investments	781,286	—	1,598,711	—
Delayed draw / revolver funding	407,910	—	608,952	—
Total investments in existing portfolio companies	1,189,196	—	2,207,663	—
Total investments in new and existing portfolio companies	$1,189,196	$—	$5,467,709	$357,878
Number of new portfolio company investments	—	—	3	2
Number of existing portfolio company investments	6	—	10	—
Proceeds from principal payments	$403,546	$—	$1,488,187	$—
Proceeds from investments sold or redeemed	417,910	—	1,539,696	—
Total proceeds from principal payments, equity distributions and investments sold	$821,456	$—	$3,027,883	$—
Notable investments in new portfolio companies during the six months ended June 30, 2019, include Chemical Resources Holdings, Inc. ($1.2 million senior secured loan and $0.2 million common equity), TTG Healthcare, LLC ($1.0 million senior secured loan and $0.2 million preferred stock) and Institutional Shareholder Services, Inc. ($1.0 million senior secured loan).
The weighted-average yield of debt investments in new portfolio companies of $3,260,046 during the six months ended June 30, 2019 was 11.7%.

The following is a summary of our investment activity for the three and six months ended June 30, 2018:

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
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2018. The following table shows the classification of our debt securities of portfolio companies, by credit risk rating as of June 30, 2019 and December 31, 2018.

	Debt Investments, at Fair Value
Risk Category	June 30, 2019		December 31, 2018
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	—	—	—	—
3 (Average)	30,152,455	98.7	27,842,517	100.0
4 (Special Mention)	400,944	1.3	—	—
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
7 (Loss)	—	—	—	—
	$30,553,399	100.0%	$27,842,517	100.0%
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

Comparison of the Three and Six Months Ended June 30, 2019, and 2018
Operating results for the three and six months ended June 30, 2019 and 2018, are as follows:
Investment Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income	$878,315	$301,475	$1,659,366	$491,648
Payment-in-kind dividend income	—	128	—	2,630
Fee income	8,430	29,735	48,305	30,400
Total investment income	$886,745	$331,338	$1,707,671	$524,678
Investment income for the three and six months ended June 30, 2019 consisted primarily of interest income on our debt investments and syndication fee income. The increase in interest income is primarily due to the growth in our portfolio from the deployment of Offering proceeds. Syndication fee income for the three and six months ended June 30, 2019, resulted from approximately $14.0 million and $74.5 million, respectively, in loan originations in which OFS Advisor sourced, structured, and arranged the lending group, and for which we were additionally compensated.
Gross Expenses. Our gross expenses are limited under the Investment Management Agreement and the Expense Support Agreement; see "—Expense Limitations." Investment expenses shown with respect to each governing expense limitation agreement for the three and six months ended June 30, 2019 and 2018, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expenses subject to limitation under Investment Advisory Agreement:
Amortization of deferred offering costs	$33,948	$48,205	$63,799	$86,039
Contractual issuer expenses	3,084	5,520	6,196	9,271
Total expenses subject to limitation under Investment Advisory Agreement	37,032	53,725	69,995	95,310
Expenses subject to limitation under Expense Support Agreement:
Interest expense	103,670	—	199,019	—
Management fees	98,319	35,181	191,041	57,649
Incentive fees	29,296	—	78,066	—
Administration fee	185,164	149,834	327,038	314,164
Professional fees	119,193	101,756	273,532	184,198
Insurance expense	18,529	26,867	34,896	45,065
Transfer agent fees	24,302	20,123	54,121	43,703
Other expenses	30,511	17,466	57,045	34,759
Total expenses subject to limitation under Expense Support Agreement	608,984	351,227	1,214,758	679,538
Total expenses	$646,016	$404,952	$1,284,753	$774,848
Expenses Limited under the Investment Management Agreement
Offering Expenses. OFS Advisor incurred, on our behalf, offering costs of $134,665 and $44,588 during the three months ended June 30, 2019 and 2018, respectively, which are deferred and amortized over the twelve months following incurrence. Offering costs for the three and six months ended June 30, 2019 and 2018, relate to ordinary due diligence and development of distribution platforms for our common stock.
Amortization of offering costs were $33,948 and $63,799 for the three and six months ended June 30, 2019, respectively, compared to $48,205 and $86,039 for the three and six months ended June 30, 2018, respectively. Higher amortization expense in the three and six months ended June 30, 2018 relate to the initial costs of developing distribution platforms after the commencement of the Offering.
Contractual Issuer Expenses. Contractual Issuer Expenses declined in the three and six months ended June 30, 2019, compared to the corresponding periods in the prior year as the fund has grown and the marketing of the fund has required less direct involvement of OFS Advisor’s employees, employees of their affiliates.

Expenses Limited under the Expense Support Agreement
Interest expense increased due to the average dollar amount of borrowings outstanding of $5,221,429 and $4,930,663 during the three and six months ended June 30, 2019, respectively, compared to no borrowings outstanding during the three and six months ended June 30, 2018.
Management and incentive fees increased for the three and six months ended June 30, 2019, compared to the corresponding periods in the prior year as a result of growth in our portfolio from the deployment of Offering proceeds. Administrative fees are primarily related to accounting and record-keeping services, and preparation and filing of required periodic reports with the SEC. Administrative fees for the three and six months ended June 30, 2019, compared to the corresponding periods in the prior year slightly increased due to more labor allocated to the fund for administrative services.
Professional fees include fees for our attorneys, independent accountants and consultants. Professional fees increased due to an increase in legal fees, as well as the retention of additional third-party valuation services, which were not utilized during the three and six months ended June 30, 2018.
General and administrative expenses, such as insurance, transfer agent and other expenses, were $73,342 and $146,062 for the three and six months ended June 30, 2019, respectively, compared to $64,456 and $123,527 for the three and six months ended June 30, 2018, respectively. The increase in expenses relate to the growth in size of the Company.
Expense Limitations
Expense Limitations under Investment Advisory Agreement. We reimbursed OFS Advisor $35,750 and $61,018 for organization and offering expenses, and Contractual Issuer Expenses for the three and six months ended June 30, 2019, respectively. This amount consisted of organization costs, Contractual Issuer Expenses and offering expenses incurred in prior periods by OFS Advisor on our behalf.
We are conditionally obligated to pay OFS Advisor up to 1.5% of the gross proceeds raised in the Offering until all reimbursable organization and offering costs, and Contractual Issuer Expenses paid by OFS Advisor and its affiliates have been recovered. Reimbursable organization and offering costs, and Contractual Issuer Expenses were $713,377 as of June 30, 2019.
The determination of expense limitations under the Investment Advisory Agreement is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total expenses limited under Investment Advisory Agreement	$37,032	$53,725	$69,995	$95,310
Organization costs, amortization of deferred offering costs, and Contractual Issuer Expenses reimbursed and incurred	(35,750)	(66,830)	(61,018)	(97,812)
Net organization and offering costs, and Contractual Issuer Expenses limitations (reimbursements) under Investment Advisory Agreement	$1,282	$(13,105)	$8,977	$(2,502)

Expense Limitations under Expense Support Agreement. Gross operating expenses (operating expenses exclusive of organization and offering expenses, and Contractual Issuer Expenses, and before limitations) are subject to limitation under the Expense Support Agreement. OFS Advisor's obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to unsupported investment company taxable income (expense), net realized gains (losses), and the amount of declared distributions; the Expense Support Agreement provides expense support such that distributions are not paid from Offering proceeds. The determination of expense limitation under the Expense Support Agreement for the three and six months ended June 30, 2019 and 2018, is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total investment income	$886,745	$331,338	$1,707,671	$524,678
Expenses limited under the Expense Support Agreement (1):
Interest expense, base management fees, and incentive fees	231,285	35,181	468,126	57,649
Other operating expenses as defined in the Expense Support Agreement (2)	377,699	315,013	746,630	621,889
Total expenses limited under the Expense Support Agreement	608,984	350,194	1,214,756	679,538
Net investment income (loss) prior to limitation	277,761	(18,856)	492,915	(154,860)
Net realized gain (loss)	(1,964)	—	52	—
Temporary differences in recognition of ICTI and GAAP net investment income (1)	—	(4,779)	—	(3,969)
Investment company taxable income (loss) and realized gains prior to limitation	275,797	(23,635)	492,967	(158,829)
Declared distributions	514,644	297,097	1,004,361	531,173
Expense limitation under Expense Support Agreement	$238,847	$320,732	$511,394	$690,002

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
Net unrealized appreciation on non-control/non-affiliate investments
We recognized net unrealized appreciation (depreciation) of $(189,034) and $206,139 on senior secured investments for the three and six months ended June 30, 2019, respectively, primarily as a result of negative company-specific performance factors in Constellis Holding, LLC during the three months ended June 30, 2019, offset by a market recovery observed in the broadly syndicated loan market during the six months ended June 30, 2019. We recognized net unrealized appreciation of $102,531 and $212,547 on common stock for the three and six months ended June 30, 2019, respectively, primarily as a result of positive impact of portfolio company-specific performance factors in DRS Imaging Services, LLC. and Professional Pipe Holdings, LLC.
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

	Six Months Ended June 30,
	2019	2018
Total investment income collected	$1,680,824	$486,965
Investment expenses paid	(668,884)	(707,817)
Net cash provided by (to) OFS Advisor (1)	(46,881)	737,029
Cash from gains	52	—
Net purchases and amortized cost re-payments of portfolio investments	(3,518,990)	(8,025,049)
Net cash used in operating activities	(2,553,879)	(7,508,872)
Proceed from issuances of common stock	3,919,792	5,552,452
Repurchase of common stock	(218,118)	—
Net borrowings under revolving line of credit	375,000	—
Common stock distributions paid	(935,137)	(425,689)
Net change in cash	$587,658	$(2,382,109)

(1)
Cash provided by (to) OFS Advisor is comprised of the difference between amounts received under the Expense Support Agreement, offset by amounts payable for management fees, incentive fees, administrative services and amounts due under the Investment Advisory Agreement.

We used $2,553,879 and $7,508,872 in cash from operating activities for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the principal source of operating liquidity is investment income collected. The increase in total investment income collected is due to the growth in our portfolio from the deployment of Offering proceeds.
Investment expenses paid for the six months ended June 30, 2019 remained stable compared to the corresponding period in 2018.
Net purchases and origination of portfolio investments relates to the deployment of Offering proceeds. See "—Portfolio Composition and Investment Activity."
We collected $3,919,792 and $5,552,452 from the sale of our common stock during the six months ended June 30, 2019 and 2018, respectively. Offering proceeds are net of aggregate commissions and dealer manager fees of $271,869 and $425,432 for the six months ended June 30, 2019 and 2018, respectively, of which $122,036 and $195,625, respectively, were paid by OFS Advisor. On July 2, 2018, we collected $742,101 related to subscriptions receivable as of June 30, 2018.
During the six months ended June 30, 2019, we paid $935,137 in dividends to common stockholders and, subsequent to June 30, 2019, we paid $514,645 in dividends to our common stockholders.
Borrowings
We are party to the BLA with Pacific Western Bank, as lender, to provide us with a $10.0 million senior secured revolving credit facility, or PWB Credit Facility. The PWB Credit Facility is available for general corporate purposes including investment funding and is scheduled to mature on September 12, 2019. The maximum availability of the PWB Credit Facility is equal to 35% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 5.75% floor, and includes an unused commitment fee for any unused portion in excess of $3.0 million, payable monthly in arrears, equal to 0.50% per annum on any unused portion. As of June 30, 2019, the stated interest rate on the PWB Credit Facility was 6.25%. The PWB Credit Facility bore an effective interest rate, inclusive of interest on the outstanding balance, commitment fees on undrawn amounts, and the amortization of deferred financing costs, of 8.14% for the six months ended June 30, 2019.
We have up to $10.0 million of available credit under its PWB Credit Facility, of which $4.8 million was drawn as of June 30, 2019. Maximum availability under the PWB Credit Facility as of June 30, 2019, was $5.2 million based on the stated advance rate of 35% of the borrowing base.
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
In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of any borrowings or outstanding preferred stock (of which we had none at June 30, 2019 and December 31, 2018) of at least 200% (or 150% if certain requirements are met). This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
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
As of June 30, 2019, the aggregate amount outstanding of the senior securities issued by the Company was $4.8 million, for which the Company’s asset coverage was 680%. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
Contractual Obligations
We, with approval by our Board, entered into the Investment Advisory Agreement, the Expense Support Agreement, the Investment Sub-Advisory Agreement, and the Administration Agreement. See "Item 1. Financial Statements – Notes to Financial Statements – Note 3."
The following table shows our contractual obligations as of June 30, 2019 (in thousands):

	Payments due by period
Contractual Obligation	Total	Less than year	1-3 years	3-5 years	After 5 years
PWB Credit Facility (1)	$4,775,000	$4,775,000	$—	$—	$—
(1) The PWB Credit Facility is scheduled to mature on September 12, 2019.
Off-Balance Sheet Arrangements
Amounts Conditionally Reimbursable to OFS Advisor.
OFS Advisor and its affiliates have incurred organizational and offering costs, and Contractual Issuer Expenses related to the Company of which $713,377 and $1,001,252 were unreimbursed as of June 30, 2019 and December 31, 2018, respectively. We remain conditionally liable for organization and offering costs incurred by OFS Advisor and its affiliates on our behalf. See "Item 1. Financial Statements – Notes to FInancial Statements – Note 3."
OFS Advisor has provided aggregate operating expense support of $3,293,520 and $2,782,125 as of June 30, 2019 and December 31, 2018, respectively. We remain conditionally liable for operating expense support provided by OFS Advisor. See "Item 1. Financial Statements – Notes to Financial Statements – Note 3."
Unfunded Commitments.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $158,042 of total unfunded commitments to three portfolio companies at June 30, 2019. See "Item 1. Financial Statements – Notes to Financial Statements – Note 6."

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

Recent Developments
On July 29, 2019, our Board declared a distribution of $0.0875 per common share, payable on October 15, 2019, to stockholders of record on each of July 29, 2019, August 28, 2019, and September 26, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
Our PWB Credit Facility has a floating interest rate provision based on the Prime Rate with a 5.75% interest rate floor, which resulted in an effective interest rate of 6.25% as of June 30, 2019. Assuming that the interim, unaudited Statement of Assets and Liabilities as of June 30, 2019, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase	Interest income	Interest expense	Net increase in net investment income
50	$127,002	$(24,207)	$102,795
100	277,218	(48,413)	228,805
150	427,433	(72,620)	354,813
200	577,648	(96,826)	480,822
250	727,863	(121,033)	606,830

Basis point decrease	Interest income	Interest expense	Net decrease in net investment income
50	$(171,603)	$24,207	$(147,396)
100	(312,934)	—	(312,934)
150	(423,039)	—	(423,039)
200	(465,264)	—	(465,264)
250	(493,306)	—	(493,306)

Item 4.  Controls and Procedures
Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended June 30, 2019, we sold 169,070 shares of our common stock for gross proceeds of $2,385,125, or a weighted average price of $14.11 per share, to investors who participated in the Offering and each of whom met the criteria of an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act.
The offer and sale of the Company’s common stock in the Offering was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of, and Rule 506 of Regulation D under, the Securities Act. We paid $97,893 in commissions in connection with the sale of the shares. OFS Advisor paid commissions of $71,501. On May 19, 2017, OFS Advisor agreed to pay the dealer manager fee on subsequent sales of shares of our common stock in the Offering. Effective July 1, 2019, we will pay the dealer manager fee on subsequent sales of shares of our common stock in the Offering. Previous payments of dealer manager fees by OFS Advisor are not subject to reimbursement by us.
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

Dated: August 13, 2019	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer