Form 10-Q
period 2019-09-30
Hancock Park Corporate Income, Inc.
filed 2019-11-13
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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
Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of November 12, 2019 was 2,233,984.

HANCOCK PARK CORPORATE INCOME, INC.

3

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
The Order
An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with certain funds managed by OFS Advisor in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions

Transaction Price	The cost of an arm's length transaction occurring in the same security

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "would," "should," "targets," "projects," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our ability and experience operating a BDC or maintaining our qualification as a RIC under the Code;

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	the ability of OFS Advisor, to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM;

•	constraint on investments due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	the use of borrowed money to finance a portion of our investments;

•	our ability to incur additional leverage pursuant to the SBCAA, beginning on November 6, 2019;

•	competition for investment opportunities;

•	the percentage of investments that bear interest on a floating rate or fixed rate basis;

•	our ability to raise debt or equity capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities

	September 30, 2019	December 31, 2018
	(unaudited)
Assets:
Non-control/non-affiliate investments at fair value (amortized cost of $32,898,015 and $28,663,635 respectively)	$32,389,966	$28,101,501
Cash	987,174	1,250,296
Interest receivable	176,373	192,295
Prepaid expenses and other assets	51,741	52,144
Total assets	$33,605,254	$29,596,236

Liabilities:
Revolving line of credit	$3,550,000	$4,400,000
Payable for investments purchased	—	721,286
Due to advisor and affiliates (see Note 3)	362,243	162,997
Accrued professional fees	84,062	191,011
Distribution payable	562,875	445,421
Other liabilities	70,716	37,635
Total liabilities	4,629,896	5,958,350

Commitments and contingencies (see Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized as of September 30, 2019, and December 31, 2018; 2,220,910 and 1,818,799 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	2,221	1,819
Paid-in capital in excess of par	29,500,600	24,200,918
Total distributable earnings (losses)	(527,463)	(564,851)
Total net assets	28,975,358	23,637,886

Total liabilities and net assets	$33,605,254	$29,596,236

Number of shares outstanding	2,220,910	1,818,799
Net asset value per share	$13.05	$13.00

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment income
Interest income	$905,172	$459,634	$2,564,538	$951,282
Payment-in-kind dividend income	—	—	—	2,630
Fee income	32,643	21,510	80,948	51,910
Total investment income	937,815	481,144	2,645,486	1,005,822

Operating expenses
Amortization of deferred offering costs	51,510	45,628	115,309	131,667
Contractual issuer expenses	513	2,490	6,709	11,761
Interest expense	88,033	6,026	287,052	6,026
Management fees	100,333	53,826	291,374	111,475
Incentive fees	48,938	—	127,004	—
Administrative fees	175,533	135,542	502,571	449,706
Professional fees	134,599	133,304	408,131	317,502
Insurance expense	20,606	20,829	55,502	65,894
Transfer agent fees	26,348	20,622	80,469	64,325
Other expenses	10,462	29,712	67,507	64,471
Total operating expenses	656,875	447,979	1,941,628	1,222,827
Less: Expense limitations under agreements with adviser (see Note 3)	(255,200)	(256,497)	(775,571)	(943,997)
Net operating expenses	401,675	191,482	1,166,057	278,830

Net investment income	536,140	289,662	1,479,429	726,992

Net realized and unrealized gain (loss) on investments
Net realized gain on investments	—	—	52	1,414
Net unrealized appreciation (depreciation) on investments, net of taxes	(390,606)	(118,672)	37,388	(20,113)
Net gain (loss) on investments	(390,606)	(118,672)	37,440	(18,699)

Net increase in net assets resulting from operations	$145,534	$170,990	$1,516,869	$708,293

Net investment income per common share – basic and diluted	$0.25	$0.21	$0.74	$0.63
Net increase in net assets resulting from operations per common share – basic and diluted	$0.07	$0.12	$0.76	$0.62
Distributions declared per common share	$0.26	$0.26	$0.78	$0.78
Basic and diluted weighted average shares outstanding or subscribed	2,147,688	1,401,099	1,994,994	1,145,357

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at January 1, 2018	845,700	$846	$11,251,552	$17,634	$11,270,032
Net investment income	—	—	—	726,992	726,992
Net realized gain on investment	—	—	—	1,414	1,414
Net unrealized depreciation on investments, net of taxes	—	—	—	(20,113)	(20,113)
Tax reclassifications of permanent differences	—	—	(167,318)	167,318	—
Common stock issued or subscribed	786,143	786	10,623,029	—	10,623,815
Distributions to stockholders	—	—	—	(897,192)	(897,192)
Net increase (decrease) for the period ended September 30, 2018	786,143	786	10,455,711	(21,581)	10,434,916
Balances at September 30, 2018	1,631,843	$1,632	$21,707,263	$(3,947)	$21,704,948

Balances at June 30, 2018	1,311,712	$1,312	$17,446,406	$122,999	$17,570,717
Net investment income	—	—	—	289,662	289,662
Net unrealized depreciation on investments, net of taxes	—	—	—	(118,672)	(118,672)
Tax reclassifications of permanent differences	—	—	(68,083)	68,083	—
Common stock issued or subscribed	320,131	320	4,328,940	—	4,329,260
Distributions to stockholders	—	—	—	(366,019)	(366,019)
Net increase (decrease) for the period ended September 30, 2018	320,131	320	4,260,857	(126,946)	4,134,231
Balances at September 30, 2018	1,631,843	$1,632	$21,707,263	$(3,947)	$21,704,948

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at January 1, 2019	1,818,799	$1,819	$24,200,918	$(564,851)	$23,637,886
Net investment income	—	—	—	1,479,429	1,479,429
Net realized gain on investment	—	—	—	52	52
Net unrealized appreciation on investments, net of taxes	—	—	—	37,388	37,388
Tax reclassifications of permanent differences	—	—	(89,578)	89,578	—
Common stock issued	425,953	426	5,704,465	—	5,704,891
Repurchase of common stock	(23,842)	(24)	(315,205)	—	(315,229)
Distributions to stockholders	—	—	—	(1,569,059)	(1,569,059)
Net increase for the period ended September 30, 2019	402,111	402	5,299,682	37,388	5,337,472
Balances at September 30, 2019	2,220,910	$2,221	$29,500,600	$(527,463)	$28,975,358

Balances at June 30, 2019	2,092,378	$2,092	$27,841,302	$(136,859)	$27,706,535
Net investment income	—	—	—	536,140	536,140
Net unrealized depreciation on investments, net of taxes	—	—	—	(390,606)	(390,606)
Tax reclassifications of permanent differences	—	—	(28,560)	28,560	—
Common stock issued	135,939	137	1,784,962	—	1,785,099
Repurchase of common stock	(7,407)	(8)	(97,104)	—	(97,112)
Distributions to stockholders	—	—	—	(564,698)	(564,698)
Net increase (decrease) for the period ended September 30, 2019	128,532	129	1,659,298	(390,604)	1,268,823
Balances at September 30, 2019	2,220,910	$2,221	$29,500,600	$(527,463)	$28,975,358

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$1,516,869	$708,293
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation on investments	(37,388)	17,574
Net realized gains on investments	(52)	(1,414)
Amortization of Net Loan Fees and discounts on investments	(52,863)	(41,033)
Amendment fees collected	631	2,020
Amortization of deferred debt issuance costs	44,654	4,178
Paid-in-kind interest and dividend income	(14,758)	(14,063)
Purchase of portfolio investments	(8,151,419)	(17,804,885)
Proceeds from principal payments on portfolio investments	2,441,591	2,152,105
Sale or redemption of portfolio investments	1,539,696	87,236
Changes in operating assets and liabilities:
Interest receivable	15,922	(68,655)
Due to advisor and affiliates	199,246	136,817
Payable for investments purchased	(721,286)	2,595,469
Other assets and liabilities	(81,242)	60,761
Net cash used in operating activities	(3,300,399)	(12,165,597)

Cash flows from financing activities
Net proceeds from issuance of common stock	5,704,891	8,555,125
Distributions paid to stockholders	(1,451,605)	(722,786)
Borrowings under revolving line of credit	7,075,000	—
Repayments under revolving line of credit	(7,925,000)	—
Repurchase of common stock	(315,229)	—
Payment of debt financing costs	(50,780)	(62,750)
Net cash provided by financing activities	3,037,277	7,769,589

Net decrease in cash	(263,122)	(4,396,008)
Cash at beginning of period	1,250,296	6,259,541
Cash at end of period	$987,174	$1,863,533

Supplemental disclosure of cash flow information:
Amortization of deferred offering costs limited by investment advisor (see Note 3)	$115,309	$193,837
Cash paid for interest	243,587	131,667

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2019

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		10.21%	(L +8.25%)	3/22/2018	3/1/2025	$1,000,000	$992,200	$1,006,500	3.5%

Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (6)		10.08%	(L +7.76%)	8/23/2017	8/23/2022	561,757	558,895	565,127	2.0
Senior Secured Loan (Revolver)		0.25% (5)	(L +7.25%)	8/23/2017	8/23/2022	—	(233)	—	—
						561,757	558,662	565,127	2.0
Cenexel Clinical Research, Inc. (F/K/A JBR Clinical Research, Inc.)	Research and Development in the Social Sciences and Humanities
Senior Secured Loan (6)		9.45%	(L +7.95%)	8/2/2018	8/2/2023	1,668,778	1,658,452	1,652,090	5.7

Chemical Resources Holdings, Inc.	Custom Compounding of Purchased Resins
Senior Secured Loan (6)		10.25%	(L +8.00%)	1/25/2019	1/25/2024	1,256,850	1,242,220	1,249,937	4.3
Common Equity (168 units) (7)				1/25/2019			166,469	187,000	0.6
						1,256,850	1,408,689	1,436,937	4.9
Cirrus Medical Staffing, Inc.	Temporary Help Services
Senior Secured Loan		10.35%	(L +8.25%)	3/5/2018	10/19/2022	826,178	818,636	795,816	2.7
Senior Secured Loan (Revolver)		10.35%	(L +8.25%)	3/5/2018	10/19/2022	26,743	26,743	—	—
						852,921	845,379	795,816	2.7
Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		10.63%	(L +8.50%)	6/6/2017	11/1/2025	447,640	439,820	421,565	1.5

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		7.26%	(L +5.00%)	4/27/2017	4/21/2024	24,438	24,278	15,848	0.1
Senior Secured Loan		11.26%	(L +9.00%)	4/26/2017	4/21/2025	550,000	553,584	157,850	0.5
						574,438	577,862	173,698	0.6

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2019

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		8.79%	(L +6.75%)	9/28/2018	2/2/2026	$893,750	$885,560	$875,875	3.0%

Davis Vision, Inc.	Direct Health and Medical Insurance Carriers
Senior Secured Loan		8.80%	(L +6.75%)	7/16/2018	12/1/2025	1,371,000	1,346,356	1,365,516	4.7

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Senior Secured Loan (6)		11.42%	(L +9.32%)	3/8/2018	11/20/2023	1,096,154	1,088,590	1,081,355	3.7
Common Equity (115 units) (7)				3/8/2018			115,385	176,231	0.6
						1,096,154	1,203,975	1,257,586	4.3
DuPage Medical Group (9)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		4.79%	(L +2.75%)	8/22/2017	8/15/2024	97,339	96,999	94,759	0.3
Senior Secured Loan		9.04%	(L +7.00%)	8/22/2017	8/15/2025	1,590,882	1,594,538	1,586,108	5.5
						1,688,221	1,691,537	1,680,867	5.8
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (2)		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	473,011	470,250	474,903	1.6
Common Equity (3,750 units) (7)				7/13/2017			37,500	44,000	0.2
						473,011	507,750	518,903	1.8
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.60%	(L +9.50%)	10/25/2018	4/25/2024	1,000,000	983,395	980,000	3.4

Hyland Software, Inc.	Software Publishers
Senior Secured Loan		5.29%	(L +3.25%)	10/24/2018	7/1/2024	22,011	21,984	22,035	0.1
Senior Secured Loan (9)		9.04%	(L +7.00%)	10/24/2018	7/7/2025	333,469	335,181	332,635	1.1
						355,480	357,165	354,670	1.2

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2019

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		9.10%	(L +7.00%)	10/1/2018	10/1/2024	$1,111,578	$1,097,436	$1,079,399	3.7%
Senior Secured Loan (Revolver)		9.28%	(L +7.00%)	10/1/2018	10/1/2024	112,500	110,937	107,997	0.4
						1,224,078	1,208,373	1,187,396	4.1
Institutional Shareholder Services Inc.	Administrative Management and General Management Consulting Services
Senior Secured Loan		10.60%	(L +8.50%)	3/4/2019	3/5/2027	1,068,750	1,038,931	1,040,963	3.6

Milrose Consultants, LLC	All Other Business Support Services
Senior Secured Loan (6)		8.51%	(L +6.20%)	7/16/2019	7/16/2025	2,000,000	1,985,527	1,985,527	6.9

Online Tech Stores, LLC	Stationery and Office Supplies Merchant Wholesalers
Subordinated Loan		10.50% cash / 1.00% PIK	N/A	2/1/2018	8/1/2023	1,016,955	1,003,004	973,226	3.4

OnSite Care, PLLC	Home Health Care Services
Senior Secured Loan (6)		9.90%	(L +7.78%)	8/10/2018	8/10/2023	900,000	892,880	872,325	3.0

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		10.86%	(L +8.75%)	11/16/2017	6/30/2025	680,000	679,467	686,800	2.4

Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		9.79%	(L +7.75%)	9/24/2018	5/1/2026	2,000,000	2,008,771	1,963,501	6.7

Performance Team LLC	General Warehousing and Storage
Senior Secured Loan		12.04%	(L +10.00%)	5/24/2018	11/24/2023	1,026,316	1,018,580	1,046,842	3.6

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2019

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		10.79% cash / 1.50% PIK	(L +8.75%)	3/23/2018	3/23/2023	$460,640	$454,286	$469,853	1.6%
Common Equity (86 units) (7)				3/23/2018			85,714	206,000	0.7
						460,640	540,000	675,853	2.3
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		6.82%	(L +4.50%)	6/7/2017	5/26/2023	69,569	69,144	68,421	0.2
Senior Secured Loan		10.82%	(L +8.50%)	6/7/2017	11/26/2023	178,571	176,851	171,964	0.6
						248,140	245,995	240,385	0.8
Rocket Software, Inc.	Software Publishers
Senior Secured Loan		6.29%	(L +4.25%)	11/20/2018	11/28/2025	136,643	136,037	128,752	0.4
Senior Secured Loan (9)		10.29%	(L +8.25%)	11/20/2018	11/28/2026	1,285,406	1,264,368	1,202,497	4.2
						1,422,049	1,400,405	1,331,249	4.6
RPLF Holdings, LLC	Software Publishers
Common Equity (45,890 units) (7)				1/17/2018			45,890	27,000	0.1

SSH Group Holdings, Inc.	Child Day Care Services
Senior Secured Loan		6.29%	(L +4.25%)	7/26/2018	7/30/2025	95,040	94,842	95,129	0.3
Senior Secured Loan (9)		10.35%	(L +8.25%)	7/26/2018	7/30/2026	704,000	697,979	711,040	2.5
						799,040	792,821	806,169	2.8
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		6.29%	(L +4.25%)	5/15/2018	12/11/2024	105,174	104,967	103,071	0.4
Senior Secured Loan		10.04%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,593,186	1,554,186	5.4
						1,698,394	1,698,153	1,657,257	5.8
The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		9.04%	(L +7.00%)	7/18/2019	3/31/2020	333,333	329,792	330,333	1.1
Senior Secured Loan		10.79%	(L +8.75%)	12/22/2017	12/22/2022	500,000	497,581	495,750	1.7
Senior Secured Loan (Delayed Draw)		10.79%	(L +8.75%)	7/20/2018	12/22/2022	500,000	500,000	495,625	1.7
						1,333,333	1,327,373	1,321,708	4.5

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2019

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		5.79%	(L +3.75%)	5/30/2017	4/22/2024	$16,031	$15,925	$15,029	0.1%
Senior Secured Loan		10.29%	(L +8.25%)	5/30/2017	4/21/2025	878,456	885,008	832,337	2.9
						894,487	900,933	847,366	3.0
TTG Healthcare, LLC	Diagnostic Imaging Centers
Senior Secured Loan		11.10%	(L +9.00%)	3/1/2019	3/1/2024	1,003,518	989,099	997,999	3.4
Preferred Equity (191 units) (7)				3/1/2019			191,409	198,000	0.7
						1,003,518	1,180,508	1,195,999	4.1
Wastebuilt Environmental Solutions, LLC	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		10.85%	(L +8.75%)	10/11/2018	10/11/2024	1,500,000	1,473,602	1,445,250	5.0

Total Investments						$32,515,700	$32,898,015	$32,389,966	111.8%

(1)
Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Rule 6-03(f) of Regulation S-X or Rule 144 of the Securities Act.

(2)
The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of September 30, 2019:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%

(3)
Substantially all of the debt investments bear interest at rates determined by reference to LIBOR (L), and which are reset monthly or quarterly. For all variable-rate investments the schedule presents the spread over LIBOR and the interest rate as of September 30, 2019. All investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(4)
Unless otherwise noted with footnote 9, fair value was determined using significant unobservable inputs for all of the Company's investments and are considered Level 3 under GAAP. See Note 5 for further details.

(5)	Commitment fee on undrawn funds.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2019

(6)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of September 30, 2019:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
Carolina Lubes, Inc.	9.86%	9.35%	0.51%
Cenexel Clinical Research, Inc. (F/K/A JBR Clinical Research, Inc.)	9.45%	8.57%	0.88%
Chemical Resources Holdings, Inc.	10.26%	8.26%	2.00%
DRS Imaging Services, LLC	11.42%	10.10%	1.32%
Milrose Consultants, LLC	8.30%	7.60%	0.70%
OnSite Care, PLLC	9.90%	8.35%	1.55%

(7)	Non-income producing.

(8)	Investments pledged as collateral under the PWB Credit Facility.

(9)	Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2018

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
BayMark Health Services	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		10.60%	(L +8.25%)	3/22/2018	3/1/2025	$1,000,000	$991,124	$983,152	4.2%

Brookfield WEC Holdings Inc.	Business to Business Electronic Markets
Senior Secured Loan		9.27%	(L +6.75%)	12/6/2018	8/3/2026	217,700	217,700	212,701	0.9

Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (5)		10.24%	(L +7.25%)	8/23/2017	8/23/2022	573,555	569,878	573,302	2.4
Senior Secured Loan (Revolver) (7)		9.65%	(L +7.82%)	8/23/2017	8/23/2022	—	(293)	—	—
						573,555	569,586	573,302	2.4
Cenexel Clinical Holding (F/K/A JBR Clinical Research, Inc.)	Research and Development in the Social Sciences and Humanities
Senior Secured Loan (5)		9.10%	(L +6.71%)	8/2/2018	8/2/2023	2,057,143	2,040,131	1,992,563	8.4

Cirrus Medical Staffing, Inc.	Temporary Help Services
Senior Secured Loan (5)		11.05%	(L +8.25%)	3/5/2018	10/19/2022	843,862	834,319	831,236	3.5
Senior Secured Loan (Revolver) (7)		11.05%	(L +8.25%)	3/5/2018	10/19/2022	83,570	83,570	82,320	0.3
						927,432	917,889	913,556	3.8
Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		11.24%	(L +8.50%)	6/6/2017	11/1/2025	447,640	438,860	429,675	1.8

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		7.52%	(L +5.00%)	4/27/2017	4/21/2024	24,625	24,438	23,162	0.1
Senior Secured Loan		11.52%	(L +9.00%)	4/26/2017	4/21/2025	550,000	554,066	521,663	2.2
						574,625	578,504	544,825	2.3
Convergint Technologies	Security Systems Services (except Locksmiths)
Senior Secured Loan		9.27%	(L +6.75%)	9/28/2018	2/2/2026	893,750	884,632	854,000	3.6

Davis Vision, Inc.	Direct Health and Medical Insurance Carriers
Senior Secured Loan		9.28%	(L +6.75%)	7/16/2018	12/1/2025	1,371,000	1,343,475	1,304,544	5.5

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2018

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Senior Secured Loan (5)		12.23%	(L +9.42%)	3/8/2018	11/20/2023	$1,104,807	$1,095,807	$1,079,723	4.6%
Common Equity (115 units) (6)				3/8/2018			115,385	121,715	0.5
						1,104,807	1,211,192	1,201,438	5.1
DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		5.27%	(L +2.75%)	8/22/2017	8/15/2024	97,798	97,405	92,832	0.4
Senior Secured Loan		9.50%	(L +7.00%)	8/22/2017	8/15/2025	1,590,882	1,595,003	1,539,394	6.5
						1,688,681	1,692,408	1,632,226	6.9
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	469,442	466,053	464,278	2.0
Common Equity (3,750 units) (6)				7/13/2017			37,500	38,188	0.2
						469,442	503,553	502,466	2.2
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		12.31%	(L +9.50%)	10/25/2018	4/25/2024	1,000,000	980,677	980,000	4.1

GOBP Holdings, Inc.	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured Loan		10.05%	(L +7.25%)	10/17/2018	10/22/2026	200,000	198,042	192,664	0.8

Hyland Software, Inc.	Software Publishers
Senior Secured Loan		6.02%	(L +3.50%)	10/24/2018	7/1/2024	22,177	22,177	21,266	0.1
Senior Secured Loan		9.52%	(L +7.00%)	10/24/2018	7/7/2025	333,469	335,865	324,700	1.4
						355,646	358,042	345,966	1.5
Inergex Holdings	Other Computer Related Services
Senior Secured Loan		9.39%	(L +7.00%)	10/1/2018	10/1/2024	872,813	860,270	861,875	3.6
Senior Secured Loan (Revolver) (7)		0.50%	(L +7.00%)	10/1/2018	10/1/2024	—	(1,796)	—	—
						872,813	858,473	861,875	3.6
Online Tech Stores, LLC	Stationery and Office Supplies Merchant Wholesalers
Subordinated Secured Loan		10.50% cash / 1.00% PIK	N/A	2/1/2018	8/1/2023	1,009,282	992,610	986,562	4.2

OnSite Care, PLLC	Home Health Care Services
Senior Secured Loan (5)		10.22%	(L +7.85%)	8/10/2018	8/10/2023	900,000	891,710	888,324	3.8

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2018

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		11.56%	(L +8.75%)	11/16/2017	6/30/2025	$680,000	$679,397	$677,036	2.9%

Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		10.13%	(L +7.75%)	9/24/2018	5/1/2026	2,000,000	2,009,767	1,949,254	8.2

Performance Team LLC	General Warehousing and Storage
Senior Secured Loan		12.52%	(L +10.00%)	5/24/2018	11/24/2023	1,500,000	1,486,656	1,525,633	6.5

Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		12.77%	(L +10.25%)	3/23/2018	3/23/2023	471,429	463,467	452,467	1.9
Common Equity (86 Class A units) (6)				3/23/2018			85,714	46,581	0.2
						471,429	549,181	499,048	2.1
Rack Merger Sub Inc.	Packaging Machinery Manufacturing
Senior Secured Loan		9.71%	(L +7.25%)	5/22/2017	10/3/2022	178,889	175,604	178,636	0.8

Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		6.90%	(L +4.50%)	6/7/2017	5/26/2023	70,103	69,587	69,433	0.3
Senior Secured Loan		10.90%	(L +8.50%)	6/7/2017	11/26/2023	178,571	176,542	176,726	0.7
						248,674	246,129	246,159	1.0
Rocket Software, Inc.	Software Publishers
Senior Secured Loan		6.77%	(L +4.25%)	11/20/2018	11/19/2025	137,330	136,647	131,750	0.6
Senior Secured Loan		10.77%	(L +8.25%)	11/20/2018	11/19/2026	1,062,670	1,052,098	1,034,050	4.4
						1,200,000	1,188,746	1,165,800	5.0
RPLF Holdings, LLC	Software Publishers
Common Equity (45,890 Class A units) (6)				1/17/2018			45,890	52,500	0.2

SSH Group Holdings, Inc.	Child Day Care Services
Senior Secured Loan		6.77%	(L +4.25%)	7/26/2018	7/30/2025	95,760	95,535	89,725	0.4
Senior Secured Loan		10.77%	(L +8.25%)	7/26/2018	7/30/2026	704,000	697,318	667,264	2.8
						799,760	792,853	756,989	3.2

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2018

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		6.77%	(L +4.25%)	5/15/2018	12/11/2024	$105,977	$105,738	$99,986	0.4%
Senior Secured Loan		10.52%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,593,182	1,489,777	6.3
						1,699,197	1,698,920	1,589,763	6.7
The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		11.27%	(L +8.75%)	12/22/2017	12/22/2022	500,000	497,020	489,649	2.1
Senior Secured Loan (Delayed Draw) (7)		11.22%	(L +8.75%)	7/20/2018	12/22/2022	266,667	266,667	261,146	1.1
						766,667	763,687	750,795	3.2
Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		6.26%	(L +3.75%)	5/30/2017	4/22/2024	16,154	16,030	15,604	0.1
Senior Secured Loan		10.76%	(L +8.25%)	5/30/2017	4/21/2025	878,456	885,890	852,601	3.6
						894,610	901,920	868,205	3.7
Wand Intermediate I, LP	Automotive Body, Paint, and Interior Repair and Maintenance
Senior Secured Loan		9.84%	(L +7.25%)	5/14/2018	9/17/2022	977,784	986,602	971,844	4.1

Wastebuilt Environmental Solutions, LLC	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		11.27%	(L +8.75%)	10/11/2018	10/11/2024	1,500,000	1,469,678	1,470,000	6.2

Total Investments						$28,580,525	$28,663,635	$28,101,501	118.9%

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

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 1. Organization
The Company is a Maryland corporation formed on December 8, 2015 as an externally managed, non-diversified, closed-end investment company. The Company has elected to be regulated as a BDC and as a RIC under Subchapter M of the Code.
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
The Company did not adopt any other new accounting pronouncements during the nine months ended September 30, 2019, that had, or is expected to have, a material impact on the Company's financial statements.

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
Expenses recognized for the three and nine months ended September 30, 2019 and 2018, under agreements with OFS Advisor and OFS Services are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Base management fees	$100,333	$53,826	$291,374	$111,475
Incentive fees	48,938	—	127,004	—
Administration fees	175,533	135,542	502,571	449,706
Expense Limitation Agreements: OFS Advisor limits the Company's incurred expenses under two agreements: the Investment Advisory Agreement, which contains provisions limiting organization and offering costs and Contractual Issuer Expenses; and an Expense Support Agreement, which limits all other operating expenses. Expense limitations provided under the Investment Advisory Agreement and Expense Support Agreement for the three and nine months ended September 30, 2019 and 2018, are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net organization and offering costs, and Contractual Issuer Expenses limitations under Investment Advisory Agreement	$23,463	$(18,842)	$32,440	$(21,344)
Operating expense limitations under Expense Support Agreement	231,737	275,339	743,131	965,341
Net expense limitations under agreements with OFS Advisor	$255,200	$256,497	$775,571	$943,997

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The Company is conditionally obligated to reimburse OFS Advisor for aggregate expense support provided of $3,908,097 and $3,783,377 at September 30, 2019 and December 31, 2018, respectively, as presented below:

	September 30, 2019	December 31, 2018
Unreimbursed costs under Investment Advisory Agreement:
Organization costs	$1,979	$255,097
Offering costs:
Unamortized as of period end	155,783	50,872
Amortized as of period end	367,765	457,165
Contractual Issuer Expenses	95,150	238,118
Total unreimbursed costs under Investment Advisory Agreement	620,677	1,001,252
Unreimbursed operating expense support under Expense Support Agreement	3,287,420	2,782,125
Total conditional reimbursement obligation under expense limitation agreements with OFS Advisor	$3,908,097	$3,783,377
Organization and Offering Costs, and Contractual Issuer Expense Limitations: The Company is conditionally liable for organizational and offering costs, and Contractual Issuer Expenses that OFS Advisor and its affiliates have incurred on its behalf under the terms of the Investment Advisory Agreement. The Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all reimbursable organization and offering costs paid by OFS Advisor and its affiliates have been recovered. Organization and offering expenses incurred by OFS Advisor or its affiliates will be eligible for reimbursement for three years from the date incurred. Unreimbursed organization and offering costs, and Contractual Issuer Expenses subject to conditional reimbursement as of September 30, 2019, are summarized below:

Period incurred	Unreimbursed Total	Expiration of reimbursement eligibility (1)
Three months ended December 31, 2016	$35,649	December 31, 2019
Three months ended March 31, 2017	50,512	March 31, 2020
Three months ended June 30, 2017	35,369	June 30, 2020
Three months ended September 30, 2017	43,760	September 30, 2020
Three months ended December 31, 2017	79,120	December 31, 2020
Three months ended March 31, 2018	49,363	March 31, 2021
Three months ended June 30, 2018	50,109	June 30, 20221
Three months ended September 30, 2018	26,413	September 30, 2021
Three months ended December 31, 2018	23,452	December 31, 2021
Three months ended March 31, 2019	4,113	March 31, 2022
Three months ended June 30, 2019	137,749	June 30, 2022
Three months ended September 30, 2019	85,068	September 30, 2022
Total unreimbursed organization and offering costs, and Contractual Issuer Expenses	$620,677
(1) Expenses are pooled monthly for the determination of their reimbursement expiration date. Therefore, the unreimbursed totals consist of monthly expense pools containing three months of expenses. The expiration of reimbursement eligibility is the month-end of the expiration month for each monthly expense pool.
Expense Support Agreement: The Expense Support Agreement is designed to ensure no portion of the Company’s distribution to stockholders will be paid from its Offering proceeds, and provides for expense-reduction payments from OFS Advisor to the Company in any quarterly period in which the Company’s cumulative distributions to stockholders exceeds its cumulative distributable ordinary income and net realized gains ("Cumulative Taxable Income"). Cumulative distributions to stockholders may exceed Cumulative Taxable Income to the extent of cumulative tax-basis return-of-capital distributions received by the Company from its investments without resulting in an expense limitation payment from OFS Advisor. The Expense Support Agreement provides for reimbursement of these payments by the Company to OFS Advisor, however, such liability shall only accrue (i) to the extent they do not cause the then-current annualized year-to-date and quarterly "Other Operating Expense Ratio" (defined below) to exceed such ratios for the annual and quarterly periods, respectively, for which the Company will

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

reimburse OFS Advisor as presented in the table below, and (ii) if the then-current annualized rate of distribution per share equals or exceeds the annualized rate of distribution per share of the supported period for which the Company will reimburse OFS Advisor. The Other Operating Expense Ratio is defined as total operating expenses reported in the statement of operations excluding interest expense, management fees, incentive fees, organization cost, amortization of deferred offering costs, and Contractual Issuer Expenses as a percentage of net assets. OFS Advisor will not be entitled to reimbursement (i) if the Other Operating Expenses Ratio at the time of reimbursement, after consideration of the impact of reimbursement on such ratio, exceeds the Other Operating Expenses Ratio in effect at the time the expenses were reimbursed or (ii) if our distribution rate is lower than the distribution rate for the period the expenses will be reimbursed. Payments under the Expense Support Agreement will be eligible for reimbursement for three years from the date accrued. All reimbursement payments shall be applied to the earliest unreimbursed expense payments made by OFS Advisor to the Company within three years prior to the last business day of the quarter in which such reimbursement payment obligation is incurred.
Unreimbursed support for operating expenses provided under the Expense Support Agreement and subject to conditional reimbursement as of September 30, 2019, is summarized below:

		Other Operating Expense Ratio
Supported period	Amount of expense limitation	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share (1)	Expiration of reimbursement eligibility
Three months ended December 31, 2016	$169,115	64.3%	102.7%	7.0%(2)	December 31, 2019
Three months ended March 31, 2017	306,395	82.0%	18.1%	7.0%	March 31, 2020
Three months ended June 30, 2017	283,883	19.0%	18.1%	7.0%	June 30, 2020
Three months ended September 30, 2017	314,988	10.7%	18.1%	7.0%	September 30, 2020
Three months ended December 31, 2017	316,379	8.1%	18.1%	7.0%	December 31, 2020
Three months ended March 31, 2018	369,270	10.1%	7.2%	7.0%	March 31, 2021
Three months ended June 30, 2018	320,732	8.2%	7.2%	7.0%	June 30, 2021
Three months ended September 30, 2018	275,339	6.9%	7.2%	7.0%	September 30, 2021
Three months ended December 31, 2018	188,188	5.3%	7.2%	7.0%	December 31, 2021
Three months ended March 31, 2019	272,547	6.1%	n/m (3)	7.0%	March 31, 2022
Three months ended June 30, 2019	238,847	5.7%	n/m (3)	7.0%	June 30, 2022
Three months ended September 30, 2019	231,737	5.1%	n/m (3)	7.0%	September 30, 2022
Total unreimbursed operating expense limitations provided under Expense Support Agreement	$3,287,420

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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 4. Investments
As of September 30, 2019, the Company had loans to 31 portfolio companies, of which 95% were senior secured loans and 5% were subordinated loans, at fair value, as well as common and preferred equity investments in six of these portfolio companies, while holding only equity in one portfolio company. At September 30, 2019, investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments (1)	$30,782,394	93.5%	106.2%	$30,103,606	92.9%	103.9%
Subordinated debt investments	1,473,254	4.5%	5.1	1,448,129	4.5%	5.0
Preferred equity	191,409	0.6%	0.7	198,000	0.6%	0.7
Common equity	450,958	1.4%	1.6	640,231	2.0%	2.2
Total	$32,898,015	100.0%	113.6%	$32,389,966	100.0%	111.8%
(1) Includes debt investments, typically referred to as unitranche, in which we have entered into contractual arrangements with co-lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. Amortized cost and fair value of these investments were $7,426,564 and $7,406,361, respectively.
At September 30, 2019, all of the Company’s investments were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$885,560	2.7%	3.1%	$875,875	2.7%	3.0%
Temporary Help Services	845,379	2.6	2.9	795,816	2.5	2.7
Arts, Entertainment, and Recreation
All Other Amusement and Recreation Industries	1,327,373	4.0	4.6	1,321,708	4.1	4.6
Construction
Plumbing, Heating, and Air-Conditioning Contractors	540,000	1.6	1.9	675,853	2.1	2.3
Finance and Insurance
Direct Health and Medical Insurance Carriers	1,346,356	4.1	4.6	1,365,516	4.2	4.7
Insurance Agencies and Brokerages	439,820	1.3	1.5	421,565	1.3	1.5
Health Care and Social Assistance
Child Day Care Services	792,821	2.4	2.7	806,169	2.5	2.8
Diagnostic Imaging Centers	1,180,508	3.6	4.1	1,195,999	3.7	4.1
Home Health Care Services	1,876,275	5.7	6.5	1,852,325	5.7	6.4
Offices of Physicians, Mental Health Specialists	1,691,537	5.1	5.8	1,680,867	5.2	5.8
Outpatient Mental Health and Substance Abuse Centers	992,200	3.0	3.4	1,006,500	3.1	3.5
Information
Data Processing, Hosting, and Related Services	1,203,975	3.7	4.2	1,257,586	3.9	4.3
Software Publishers	1,803,460	5.5	6.2	1,712,919	5.3	5.9

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Manufacturing
Commercial Printing (except Screen and Books)	$245,995	0.7%	0.8%	$240,385	0.7%	0.8%
Custom Compounding of Purchased Resins	1,408,689	4.3	4.9	1,436,937	4.4	5.0
Truck Trailer Manufacturing	900,933	2.7	3.1	847,366	2.6	2.9
Unlaminated Plastics Profile Shape Manufacturing	2,008,772	6.2	6.9	1,963,501	6.2	6.8
Other Services (except Public Administration)
Automotive Oil Change and Lubrication Shops	558,662	1.7	1.9	565,127	1.7	2.0
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	3,024,458	9.2	10.5	3,026,490	9.3	10.4
Other Computer Related Services	1,208,373	3.7	4.2	1,187,396	3.7	4.1
Research and Development in the Social Sciences and Humanities	1,658,452	5.0	5.7	1,652,090	5.1	5.7
Public Administration
Other Justice, Public Order, and Safety Activities	577,862	1.8	2.0	173,698	0.5	0.6
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	679,467	2.1	2.3	686,800	2.1	2.4
Shoe Store	507,750	1.5	1.8	518,903	1.6	1.8
Transportation and Warehousing
General Warehousing and Storage	1,018,580	3.1	3.5	1,046,842	3.2	3.6
Wholesale Trade
Industrial Machinery and Equipment Merchant Wholesalers	1,698,153	5.2	5.9	1,657,257	5.1	5.7
Industrial Supplies Merchant Wholesalers	1,473,602	4.5	5.1	1,445,250	4.5	5.0
Stationery and Office Supplies Merchant Wholesalers	1,003,003	3.0	3.5	973,226	3.0	3.4
	$32,898,015	100.0%	113.6%	$32,389,966	100.0%	111.8%
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

At December 31, 2018, all of the Company’s investments were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$884,632	3.1%	3.7%	$854,000	3.0%	3.6%
Temporary Help Services	917,889	3.2	3.9	913,556	3.3	3.9
Arts, Entertainment, and Recreation
All other amusement and recreation industries	763,687	2.7	3.2	750,795	2.7	3.2
Construction
Plumbing, Heating, and Air-Conditioning Contractors	549,181	1.9	2.3	499,048	1.8	2.1
Health Care and Social Assistance
Child Day Care Services	792,853	2.8	3.4	756,989	2.7	3.2
Home Health Care Services	1,872,387	6.5	7.9	1,868,324	6.6	7.9
Offices of Physicians, Mental Health Specialists	1,692,408	5.9	7.2	1,632,226	5.8	6.9
Outpatient Mental Health and Substance Abuse Centers	991,124	3.5	4.2	983,152	3.5	4.2
Information
Data Processing, Hosting, and Related Services	1,211,192	4.2	5.1	1,201,438	4.3	5.1
Software Publishers	1,592,678	5.6	6.7	1,564,266	5.6	6.6
Finance and Insurance
Direct Health and Medical Insurance Carriers	1,343,475	4.7	5.7	1,304,544	4.6	5.4
Insurance Agencies and Brokerages	438,860	1.5	1.9	429,675	1.5	1.8
Manufacturing
Commercial Printing (except Screen and Books)	246,129	0.9	1.0	246,159	0.9	1.0
Packaging Machinery Manufacturing	175,604	0.6	0.7	178,636	0.6	0.8
Truck Trailer Manufacturing	901,920	3.1	3.8	868,205	3.1	3.7
Unlaminated Plastics Profile Shape Manufacturing	2,009,767	6.9	8.5	1,949,254	6.9	8.3
Other Services (except Public Administration)
Automotive Body, Paint, and Interior Repair and Maintenance	986,602	3.4	4.2	971,844	3.5	4.1
Automotive Oil Change and Lubrication Shops	569,586	2.0	2.4	573,302	2.0	2.4
Professional, Scientific, and Technical Services
Other Computer Related Services	858,473	3.0	3.6	861,875	3.1	3.6
Scientific Research and Development Services	2,040,131	7.1	8.8	1,992,563	7.1	8.5
Public Administration
Other Justice, Public Order, and Safety Activities	578,504	2.0	2.4	544,825	1.9	2.3

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	$679,397	2.4%	2.9%	$677,036	2.4%	2.9%
Shoe Store	503,553	1.8	2.1	502,466	1.8	2.1
Supermarkets and Other Grocery (except Convenience) Stores	198,042	0.7	0.8	192,664	0.7	0.8
Transportation and Warehousing
General Warehousing and Storage	1,486,656	5.2	6.3	1,525,633	5.4	6.5
Wholesale Trade
Business to Business Electronic Markets	217,700	0.8	0.9	212,701	0.8	0.9
Industrial Machinery and Equipment Merchant Wholesalers	1,698,920	5.9	7.3	1,589,763	5.7	6.7
Industrial Supplies Merchant Wholesalers	1,469,678	5.1	6.2	1,470,000	5.2	6.2
Stationery and Office Supplies Merchant Wholesalers	992,610	3.5	4.2	986,562	3.5	4.2
	$28,663,635	100.0%	121.3%	$28,101,501	100.0%	118.9%
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
Senior securities with a fair value of $0 and $3,927,041 were transfered from Level 3 to Level 2 during the three and nine months ended September 30, 2019. There were no transfers among Level 1, 2 and 3 during the three and nine months ended September 30, 2018.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

value at which such investment had previously been recorded. The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.
The following tables provide quantitative information about valuation techniques and the Company’s significant inputs to the Company’s Level 3 fair value measurements as of September 30, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be exhaustive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at September 30, 2019	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$24,191,038	Discounted cash flow	Discount rates	4.6% - 21.6% (13.1%)
Senior secured	1,985,527	Transaction Price
Subordinated	1,448,129	Discounted cash flow	Discount rates	11.9% - 15.5% (13.7%)

Equity investments:
Preferred equity	198,000	Market approach	EBITDA multiples	7.3x - 7.3x (7.3x)
Common equity	640,231	Market approach	EBITDA multiples	4.5x - 10.3x (7.4x)

	$28,462,925

	Fair Value at December 31, 2018	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$23,079,802	Discounted cash flow	Discount rates	6.34% - 16.82% (11.71%)
	3,311,875	Transaction Price

Subordinated	1,450,840	Discounted cash flow	Discount rates	12.09% - 15.40% (13.24%)

Equity investments:
Common equity	258,984	Market approach	EBITDA multiples	4.00x - 10.50x (7.81x)
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The following tables present the Company's investment portfolio measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

Security	Level 1	Level 2	Level 3	Fair Value at September 30, 2019
Debt investments	$—	$3,927,041	$27,624,694	$31,551,735
Equity investments	—	—	838,231	838,231
	$—	$3,927,041	$28,462,925	$32,389,966

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2018
Debt investments	$—	$—	$27,842,517	$27,842,517
Equity investments	—	—	258,984	258,984
	$—	$—	$28,101,501	$28,101,501

The following tables present changes in the investment measured at fair value using Level 3 inputs for the nine months ended September 30, 2019 and 2018:

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Total
Level 3 assets, January 1, 2019	$26,391,677	$1,450,840	$—	$258,984	$28,101,501

Net unrealized appreciation (depreciation) on investments	(149,978)	(17,302)	6,591	214,778	54,089
Net realized gain on investments	52	—	—	—	52
Amortization of Net Loan Fees	46,085	3,349	—	—	49,434
Paid-in-kind interest income	3,516	11,242	—	—	14,758
Proceeds from principal payments on portfolio investments	(2,441,591)	—	—	—	(2,441,591)
Sale of portfolio investments	(1,539,696)	—	—	—	(1,539,696)
Purchase of portfolio investments	7,793,541	—	191,409	166,469	8,151,419
Transfers out of Level 3	(3,927,041)	—	—	—	(3,927,041)

Level 3 assets, September 30, 2019	$26,176,565	$1,448,129	$198,000	$640,231	$28,462,925

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Total
Level 3 assets, January 1, 2018	$4,556,911	$459,278	$81,889	$40,581	$5,138,659

Net unrealized appreciation (depreciation) on investments	(35,245)	4,112	1,303	12,612	(17,218)
Net realized gain on investments	—	—	1,414	—	1,414
Amortization of Net Loan Fees	37,367	3,666	—	—	41,033
Paid-in-kind interest and dividend income	1,611	10,186	2,630	—	14,427
Proceeds from principal payments on portfolio investments	(2,152,105)	—	—	—	(2,152,105)
Sale or redemption of portfolio investments	—	—	(87,236)	—	(87,236)
Purchase of portfolio investments	16,658,377	980,000	—	177,758	17,816,135
Amendment fees collected	(2,020)	—	—	—	(2,020)

Level 3 assets, September 30, 2018	$19,064,896	$1,457,242	$—	$230,951	$20,753,089
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the nine months ended September 30, 2019 and 2018, attributable to the Company’s Level 3 assets still held at those respective period ends was as follows:

	Period ended September 30,
	2019	2018
Senior secured debt investments	$(172,081)	$(38,525)
Subordinated debt investments	(17,302)	8,339
Preferred equity	6,591	—
Common equity	214,778	12,612
Net unrealized appreciation (depreciation) on investments held	$31,986	$(17,574)
Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments, such as cash, receivables and payables, approximate the fair value of such items due to the short maturity of such instruments. The PWB Facility is a variable rate instrument and fair value approximates book value as of September 30, 2019 and December 31, 2018.
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
Note 6. Commitments and Contingencies
The Company has the following unfunded commitments to portfolio companies as of September 30, 2019 and December 31, 2018, respectively:

Name of Portfolio Company	Investment Type	September 30, 2019	December 31, 2018
Carolina Lubes, Inc.	Senior Secured Loan (Revolver)	$80,357	$80,357
Cirrus Medical Staffing, Inc.	Senior Secured Loan (Revolver)	65,185	8,357
Inergex Holdings, LLC	Senior Secured Loan (Revolver)	12,500	125,000
The Escape Game, LLC	Senior Secured Loan (Delayed Draw)	—	233,333
		$158,042	$447,047

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2019 and December 31, 2018, respectively.
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnification. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not occurred. The Company believes the risk of any material obligation under these indemnifications to be low.
Note 7. Borrowings
PWB Credit Facility: The Company has up to $10.0 million available credit under its PWB Credit Facility, maturing February 28, 2021, of which $3.6 million was drawn as of September 30, 2019. The effective interest rate on the PWB Credit Facility was 6.14% at September 30, 2019. Maximum availability under the PWB Credit Facility as of September 30, 2019 was $6.4 million based on the stated advance rate of 35% of the borrowing base. All investments are pledged as collateral under the PWB Credit Facility.
On September 9, 2019, the Company's BLA was amended to, among other things: (i) extend the maturity date from September 12, 2019 to February 28, 2021; and (ii) add a total liabilities to Net Asset Value (as defined in the Secured Revolver Amendment) covenant of 200%.

The Company's average outstanding borrowing and interest expense on the PWB Credit Facility are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average dollar borrowings	$4,315,761	$—	$4,723,443	$—
Interest expense (1)	88,033	6,026	287,052	6,026
(1) The PWB Credit Facility's interest expense is inclusive of interest on the outstanding balance, commitment fees on undrawn amounts, and the amortization of deferred financing costs.
Note 8. Federal Income Tax
The Company has elected to be taxed as a RIC under Subchapter M of the Code. The determination of the tax attributes of the Company's distributions is made annually as of the end of its fiscal year based on its ICTI and distributions for the full year.
The tax-basis of portfolio investments and net unrealized appreciation (depreciation) on investments did not materially differ from their GAAP basis as of September 30, 2019 and December 31, 2018, respectively.
For further information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 9. Financial Highlights
The following is a schedule of financial highlights for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Per share operating performance:
Net asset value per share at beginning of period	$13.24	$13.40	$13.00	$13.33
Net investment income (6)	0.25	0.21	0.74	0.63
Net realized gain (loss) on non-control/non-affiliate investments (6)	—	—	—	—
Net unrealized depreciation on non-control/non-affiliate investments (6)	(0.18)	(0.09)	0.02	(0.02)
Total from investment operations	0.07	0.12	0.76	0.61
Distributions (1)	(0.26)	(0.26)	(0.78)	(0.78)
Issuance of common stock (2) (6)	—	0.04	0.07	0.14
Net asset value per share at end of period	$13.05	$13.30	$13.05	$13.30
Total return based on net asset value (3)	0.5%	1.2%	6.5%	5.7%
Shares outstanding or subscribed at end of period	2,220,910	1,631,843	2,220,910	1,631,843
Weighted average shares outstanding or subscribed	2,147,688	1,401,099	1,994,994	1,145,357
Ratio/Supplemental Data
Average net asset value (4)	$28,340,947	$19,637,833	$26,518,454	$15,952,534
Net asset value at end of period	$28,975,358	$21,704,948	$28,975,358	$21,704,948
Net investment income	$536,140	$289,662	$1,479,429	$726,992
Ratio of total net operating expenses to average net assets (5)	5.7%	3.9%	5.9%	2.3%
Ratio of net investment income to average net assets (5)	7.6%	5.9%	7.4%	9.1%
Portfolio turnover (7)	3.0%	3.4%	13.0%	18.6%

(1)
The per share data for distributions is the actual amount of distributions declared per share during the period. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its ICTI for the full year and distributions paid for the full year. The Company anticipates its distributions to be comprised 100% from net investment income.

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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 10. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued or subscribed in the Offering during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019		2018
	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	425,953	$5,973,635	786,143	$10,993,186
Commissions and dealer manager fees	—	(390,780)	—	(699,672)
Dealer manager fees paid by OFS Advisor	—	122,036	—	329,515
Net proceeds to the Company	425,953	$5,704,891	786,143	$10,623,029
From May 19, 2017 through June 30, 2019, OFS Advisor paid the dealer manager fee on sales of shares of our common stock in the Offering. Payments of dealer manager fees by OFS Advisor were not subject to reimbursement by the Company. The Company has agreed to pay the dealer manager fees on sales of shares of our common stock in the Offering subsequent to June 30, 2019.
Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the nine months ended September 30, 2019 and 2018. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount	Cash Distribution
Nine Months Ended September 30, 2019
January 29, 2019	January 29, 2019, February 26, 2019 and March 27, 2019	April 15, 2019	$0.0875	$489,716
April 26, 2019	April 26, 2019, May 29, 2019 and June 26, 2019	July 15, 2019	0.0875	514,645
July 29, 2019	July 29, 2019, August 28, 2019 and September 26, 2019	October 15, 2019	0.0875	564,698
Nine Months Ended September 30, 2018
January 29, 2018	January 29, 2018, February 26, 2018 and March 28, 2018	April 16, 2018	$0.0875	$234,076
April 26, 2018	April 26, 2018, May 29, 2018 and June 27, 2018	July 16, 2018	0.0875	297,097
July 27, 2018	July 27, 2018, August 29, 2018 and September 26, 2018	October 15, 2018	0.0875	366,019
(1) The quarterly per share distribution amount was $0.2625 for the three and nine months ended September 30, 2019 and 2018, respectively.
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
On November 6, 2018, the Company’s Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved a proposal to permit the Company to reduce the minimum asset coverage ratio applicable to it from 200% to 150%, as permitted by and pursuant to the SBCAA. Pursuant to the SBCAA, the asset coverage ratio test

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

applicable to the Company was decreased from 200% to 150%, effective November 6, 2019, because the Company extended to each of its stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders with up to 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018.
The following table summarizes the common stock repurchases by the Company, pursuant to the preceding sentence, as of September 30, 2019:

	Number of Shares	Amount
November 6, 2018 through December 31, 2018	18,425	$243,030
January 1, 2019 through March 31, 2019 (1)	—	—
April 1, 2019 through June 30, 2019	16,435	218,117
July 1, 2019 through September 30, 2019	7,407	97,112
(1)  The Company's February 11, 2019 tender offer that was originally scheduled to end on March 27, 2019, was amended to extend the offer period to April 5, 2019. On April 5, 2019, the Company validly repurchased 7,407 shares in the second of four tender offers.
Note 11. Subsequent Events Not Disclosed Elsewhere
Subsequent to September 30, 2019, the Company sold an additional 13,074 common shares for additional net proceeds of $172,050.
On October 29, 2019, the Board declared a distribution of $0.0875 per common share, payable on January 15, 2020, to stockholders of record on each of October 29, 2019, November 26, 2019, and December 29, 2019.

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
We intend to raise up to $200,000,000 through the Offering, in reliance on exemptions from the registration requirements of the Securities Act. Placement activities are conducted by our officers and OFS Advisor. In addition, we have entered, and may enter, into additional agreements with placement agents or broker-dealers to solicit investor capital commitments (“Capital Commitments”). In particular, we and OFS Advisor have entered into the Dealer Manager Agreement with the Dealer Manager and certain participating broker-dealers to solicit Capital Commitments. From May 19, 2017 through June 30, 2019, OFS Advisor paid the dealer manager fee on sales of shares of our common stock in the Offering. We will pay the dealer manager fee on sales of shares of our common stock in the Offering subsequent to June 30, 2019, resulting in less proceeds to us in comparison to when OFS Advisor paid the dealer manager fees. Previous payments of dealer manager fees by OFS Advisor are not subject to reimbursement by us. On August 30, 2016, we satisfied the Minimum Offering Requirement when Funding I, a subsidiary of OFSAM, purchased 74,074 shares of our common stock in the Offering for gross proceeds of $1,000,000, or $13.50 per share. No selling commissions or dealer manager fees were paid by us in connection with this purchase. Since commencing operations on August 30, 2016, and as of November 12, 2019, we have sold a total of 2,276,251 shares of common stock for total gross proceeds of $31,632,761.
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
On November 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. We extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, the asset coverage ratio test applicable to us decreased from 200% to 150%, effective November 6, 2019.
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
Fair value estimates. As of September 30, 2019, approximately 96% of our total assets were carried at fair value, which are generally measured using either the discounted cash flow or market-approach valuation techniques, or on the basis of NBIB provided by pricing services. Our discounted cash flow valuations involve a determination of discount rate commensurate with the risk inherent in the investment. Management uses two methods to estimate discount rates: the weighted-average cost of capital method, which is a method based upon a hypothetical recapitalization of the entity given its current operating performance and current market conditions; and a hypothetical debt rating method, which assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and estimates the discount rate based on observed market conditions for actual rated debt. Management may also use a relative value method to estimate yields, which involves measuring the discount rate of non-traded subject debt investments based on an expected or assumed relationship between NBIB or observed prices on traded debt and the subject debt for a portfolio company. All methods for estimating the discount rate generally involve calibration of the internal rate of return on the subject investment at close or purchase date to the observable inputs utilized in each method as of or near that date. These methods generally produce a range of discount rates, and management, under the supervision of the Board, generally selects the midpoint of the range for fair value measures. Such midpoint values may be further limited based on the portfolio company's ability to prepay the investment without penalty.
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
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments at September 30, 2019:

	Fair Value at September 30, 2019	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior secured	$28,118,080	$27,803,752	$28,956,597
Senior secured (Transaction Price)	1,985,526	1,985,526	1,985,526
Subordinated	1,448,129	$1,403,524	$1,492,733

Equity investments:
Preferred equity	198,000	$198,000	$198,000
Common equity	640,231	$544,000	$737,000
	$32,389,966	$31,934,802	$33,369,856

Portfolio Composition and Investment Activity
Portfolio Composition
The following table summarizes the composition of our investment portfolio as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$30,782,394	$30,103,606	$26,920,483	$26,391,677
Subordinated debt investments	1,473,254	1,448,129	1,458,663	1,450,840
Preferred equity investments	191,409	198,000	—	—
Common equity investments	450,958	640,231	284,489	258,984
	$32,898,015	$32,389,966	$28,663,635	$28,101,501
Total number of portfolio companies	32	32	31	31

(1)
Includes debt investments, typically referred to as unitranche, in which we have entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. At September 30, 2019, the aggregate amortized cost and fair value of these investments was $7,426,564 and $7,406,361, respectively.

As of September 30, 2019, all of our senior secured debt investments were floating rate loans and our subordinated debt investments were fixed rate loans.
As of September 30, 2019, our investment portfolio’s three largest industries by fair value, were (1) Health Care and Social Assistance of 20.2%, (2) Professional, Scientific, and Technical Services of 18.1%, and (3) Manufacturing of 13.9%, totaling approximately 52.2% of the investment portfolio. For a full summary of our investment portfolio by industry, see "Item 1–Financial Statements–Note 4."
The following table presents our debt investment portfolio by investment size as of September 30, 2019, and December 31, 2018:

	Amortized Cost				Fair Value
	September 30, 2019		December 31, 2018		September 30, 2019		December 31, 2018
Up to $500,000	$1,967,516	6.1%	$2,563,895	9.0%	$2,135,074	6.8%	$2,522,546	9.1%
$500,000 to $1,000,000	9,098,258	28.2	11,789,664	41.6	8,400,703	26.6	11,610,465	41.7
$1,000,000 to $1,500,000	12,147,435	37.7	6,584,362	23.2	12,076,716	38.3	5,020,067	18.0
Greater than $1,500,000	9,042,440	28.0	7,441,225	26.2	8,939,242	28.3	8,689,439	31.2
Total	$32,255,649	100.0%	$28,379,146	100.0%	$31,551,735	100.0%	$27,842,517	100.0%

The following table displays the composition of our debt investment portfolio by weighted average yield as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Senior Secured	Subordinated	Total	Senior Secured	Subordinated	Total
Weighted Average Yield (1)	Debt	Debt	Debt	Debt	Debt	Debt
Less than 8%	1.8%	—%	1.7%	2.1%	—%	2.0%
8% - 10%	35.8	—	34.2	30.7	—	29.1
10% - 12%	54.4	—	51.9	46.8	—	44.4
12% - 14%	8.0	100.0	12.2	20.4	100.0	24.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield	10.43%	12.58%	10.53%	10.82%	12.62%	10.92%
(1) The weighted average yield on our debt investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees divided by (b) amortized cost of our debt investments as of the balance sheet date.
The weighted average yield on senior secured debt investments decreased approximately 39 basis point during the nine months ended September 30, 2019, primarily as a result of an effective yield of 10.4% on new investments in new portfolio companies and a decrease in LIBOR.
The weighted average yield on total investments was 10.33% and 10.81% at September 30, 2019 and December 31, 2018, respectively. Weighted average yield on total investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees, plus the effective yield on our performing preferred equity investments, divided by (b) amortized cost of our total investment portfolio, including assets in non-accrual status as of the balance sheet date. The weighted average yield of our investments is not the same as a return on investment for our stockholders but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.
Investment Activity
The following is a summary of our investment activity for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$1,985,000	$—	$5,245,045	$357,878
Investments in existing portfolio companies:
Follow-on investments	328,333	—	1,927,044	—
Delayed draw / revolver funding	12,500	—	621,452	—
Total investments in existing portfolio companies	340,833	—	2,548,496	—
Total investments in new and existing portfolio companies	$2,325,833	$—	$7,793,541	$357,878
Number of new portfolio company investments	1	—	4	2
Number of existing portfolio company investments	2	—	12	—
Proceeds from principal payments	$953,404	$—	$2,441,591	$—
Proceeds from investments sold or redeemed	—	—	1,539,696	—
Total proceeds from principal payments, equity distributions and investments sold	$953,404	$—	$3,981,287	$—
Notable investments in new portfolio companies during the nine months ended September 30, 2019, include Chemical Resources Holdings, Inc. ($1.2 million senior secured loan and $0.2 million common equity), TTG Healthcare, LLC ($1.0 million senior secured loan and $0.2 million preferred stock), Institutional Shareholder Services, Inc. ($1.0 million senior secured loan) and Milrose Consultants, LLC ($2.0 million senior secured loan).
The weighted-average yield of debt investments in new portfolio companies of $5,255,777 during the nine months ended September 30, 2019 was 10.4%.

The following is a summary of our investment activity for the three and nine months ended September 30, 2018:

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
Notable investments in new portfolio companies during the nine months ended September 30, 2018, include STS Operating, Inc. ($1.7 million senior secured loan), Performance Team, LLC ($1.49 million senior secured loan) and Pelican Products, Inc. ($2.0 million senior secured loan).
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
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2018. The following table shows the classification of our debt securities of portfolio companies, by credit risk rating as of September 30, 2019 and December 31, 2018.

	Debt Investments, at Fair Value
Risk Category	September 30, 2019		December 31, 2018
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	—	—	—	—
3 (Average)	30,404,811	96.4	27,842,517	100.0
4 (Special Mention)	1,146,924	3.6	—	—
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
7 (Loss)	—	—	—	—
	$31,551,735	100.0%	$27,842,517	100.0%
Changes in the distribution of our debt investments across risk categories were a result of new debt investments, the receipt of amortization payments on existing debt investments, repayment of certain debt investments in full, changes in the fair value of our existing debt investments, realized gains on the sale of investments, as well as the risk rating change in debt investments from risk category 3 to risk category 4, with a total amortized cost and fair value of $1,580,866 and $1,146,924, respectively, and other investment activity.

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
Comparison of the Three and Nine Months Ended September 30, 2019, and 2018
Operating results for the three and nine months ended September 30, 2019 and 2018, are as follows:
Investment Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income	$905,172	$459,634	$2,564,538	$951,282
Payment-in-kind dividend income	—	—	—	2,630
Fee income	32,643	21,510	80,948	51,910
Total investment income	$937,815	$481,144	$2,645,486	$1,005,822
Investment income for the three and nine months ended September 30, 2019 consisted primarily of interest income on our debt investments and syndication fee income. The increase in interest income for three and nine months ended September 30, 2019 compared to the corresponding periods in the prior year, was primarily due to the growth in our portfolio from the deployment of Offering proceeds. Syndication fee income for the three and nine months ended September 30, 2019 increased compared to the corresponding periods in the prior year, primarily due to approximately $17.0 million and $91.5 million, respectively, in loan originations in which OFS Advisor sourced, structured, and arranged the lending group, and for which we were additionally compensated.
Gross Expenses. Our gross expenses are limited under the Investment Management Agreement and the Expense Support Agreement; see "—Expense Limitations." Investment expenses shown with respect to each governing expense limitation agreement for the three and nine months ended September 30, 2019 and 2018, are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expenses subject to limitation under Investment Advisory Agreement:
Amortization of deferred offering costs	$51,510	$45,628	$115,309	$131,667
Contractual issuer expenses	513	2,490	6,709	11,761
Total expenses subject to limitation under Investment Advisory Agreement	52,023	48,118	122,018	143,428
Expenses subject to limitation under Expense Support Agreement:
Interest expense	88,033	6,026	287,052	6,026
Management fees	100,333	53,826	291,374	111,475
Incentive fees	48,938	—	127,004	—
Administration fee	175,533	135,542	502,571	449,706
Professional fees	134,599	133,304	408,131	317,502
Insurance expense	20,606	20,829	55,502	65,894
Transfer agent fees	26,348	20,622	80,469	64,325
Other expenses	10,462	29,712	67,507	64,471
Total expenses subject to limitation under Expense Support Agreement	604,852	399,861	1,819,610	1,079,399
Total expenses	$656,875	$447,979	$1,941,628	$1,222,827
Expenses Limited under the Investment Management Agreement
Offering Expenses. OFS Advisor incurred, on our behalf, offering costs of $84,556 and $23,924 during the three months ended September 30, 2019 and 2018, respectively, which are deferred and amortized over the twelve months following incurrence. Offering costs for the three and nine months ended September 30, 2019 and 2018, relate to ordinary due diligence and development of distribution platforms for our common stock.

Amortization of offering costs were $51,510 and $115,309 for the three and nine months ended September 30, 2019, respectively, compared to $45,628 and $131,667 for the three and nine months ended September 30, 2018, respectively. Higher amortization expense in the three and nine months ended September 30, 2018 relate to the initial costs of developing distribution platforms after the commencement of the Offering.
Contractual Issuer Expenses. Contractual Issuer Expenses declined in the three and nine months ended September 30, 2019, compared to the corresponding periods in the prior year as the fund has grown and the marketing of the fund has required less direct involvement of OFS Advisor’s employees and employees of their affiliates.
Expenses Limited under the Expense Support Agreement
Interest expense increased due to the average dollar amount of borrowings outstanding of $4,315,761 and $4,723,443 during the three and nine months ended September 30, 2019, respectively, compared to no outstanding borrowings during the three and nine months ended September 30, 2018.
Management and incentive fees increased for the three and nine months ended September 30, 2019, compared to the corresponding periods in the prior year as a result of growth in our portfolio from the deployment of Offering proceeds. Administrative fees are primarily related to accounting and record-keeping services, and preparation and filing of required periodic reports with the SEC. Administrative fees for the three and nine months ended September 30, 2019, compared to the corresponding periods in the prior year slightly increased due to more labor allocated to the fund for administrative services.
Professional fees include fees for our attorneys, independent accountants and consultants. Professional fees increased due to an increase in legal fees, as well as the retention of additional third-party valuation services, which were not utilized during the three and nine months ended September 30, 2018.
General and administrative expenses, such as insurance, transfer agent and other expenses were $57,416 and $203,478 for the three and nine months ended September 30, 2019, respectively, compared to $71,163 and $194,690 for the three and nine months ended September 30, 2018, respectively. The increase in expenses relate to the growth in size of the Company.
Expense Limitations
Expense Limitations under Investment Advisory Agreement. We reimbursed OFS Advisor $28,560 and $89,578 for organization and offering expenses and Contractual Issuer Expenses for the three and nine months ended September 30, 2019, respectively. This amount consisted of organization costs, Contractual Issuer Expenses and offering expenses incurred in prior periods by OFS Advisor on our behalf.
We are conditionally obligated to pay OFS Advisor up to 1.5% of the gross proceeds raised in the Offering until all reimbursable organization and offering costs and Contractual Issuer Expenses paid by OFS Advisor and its affiliates have been recovered. Reimbursable organization and offering costs, and Contractual Issuer Expenses were $620,677 as of September 30, 2019.
The determination of expense limitations under the Investment Advisory Agreement is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total expenses limited under Investment Advisory Agreement	$52,023	$48,118	$122,018	$143,428
Organization costs, amortization of deferred offering costs, and Contractual Issuer Expenses reimbursed and incurred	(28,560)	(66,960)	(89,578)	(164,772)
Net organization and offering costs, and Contractual Issuer Expenses limitations (reimbursements) under Investment Advisory Agreement	$23,463	$(18,842)	$32,440	$(21,344)

Expense Limitations under Expense Support Agreement. Gross operating expenses (operating expenses exclusive of organization and offering expenses, and Contractual Issuer Expenses, and before limitations) are subject to limitation under the Expense Support Agreement. OFS Advisor's obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to unsupported investment company taxable income (expense), net realized gains (losses), and the amount of declared distributions; the Expense Support Agreement provides expense support such that distributions are not paid from Offering proceeds. The determination of expense limitation under the Expense Support Agreement for the three and nine months ended September 30, 2019 and 2018, is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total investment income	$937,815	$481,144	$2,645,486	$1,005,822
Expenses limited under the Expense Support Agreement (1):
Interest expense, base management fees, and incentive fees	237,304	59,852	705,430	117,501
Other operating expenses as defined in the Expense Support Agreement (2)	367,548	340,009	1,114,180	961,898
Total expenses limited under the Expense Support Agreement	604,852	399,861	1,819,610	1,079,399
Net investment income (loss) prior to limitation	332,963	81,283	825,876	(73,577)
Net realized gain	—	—	52	1,414
Temporary differences in recognition of ICTI and GAAP net investment income (1)	—	(9,398)	—	(6,842)
Investment company taxable income (loss) and realized gains prior to limitation	332,963	90,681	825,928	(68,149)
Declared distributions	564,700	366,020	1,569,059	897,192
Expense limitation under Expense Support Agreement	$231,737	$275,339	$743,131	$965,341

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

(2)
Generally defined in the Expense Support Agreement as our operating expenses determined in accordance with GAAP excluding organization and offering expenses, Contractual Issuer Expenses, interest expenses, and base management fees, and incentive fees. The annualized ratio of other operating expenses to net assets at the time of support and annual ratio for the year in which support is provided constitute conditions for reimbursement to OFS Advisor. See "Item 1. Financial Statements–Notes to Financial Statements–Note 3."

Expense support provided by OFS Advisor or its affiliates is reimbursable for three years from the date incurred. Expense limitation under both the Investment Advisory Agreement and the Expense Support Agreement is cancelable at any time.
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments
We recognized net unrealized depreciation of $356,121 and $149,978 on senior secured investments for the three and nine months ended September 30, 2019, respectively, primarily as a result of negative company-specific performance factors in Constellis Holding, LLC and Online Tech Stores, LLC.
We recognized net unrealized appreciation of $221,369 on common and preferred stock for the nine months ended September 30, 2019, primarily due to the positive impact of portfolio company-specific performance factors in DRS Imaging Services, LLC. and Professional Pipe Holdings, LLC.
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

	Nine Months Ended September 30,
	2019	2018
Total investment income collected	$2,593,787	$935,753
Investment expenses paid	(1,056,688)	(1,191,376)
Net cash provided by OFS Advisor (1)	53,868	1,058,687
Cash from gains	52	1,414
Net purchases and amortized cost re-payments of portfolio investments	(4,891,418)	(12,970,075)
Net cash used in operating activities	(3,300,399)	(12,165,597)
Proceed from issuances of common stock	5,704,891	8,555,125
Repurchase of common stock	(315,229)	—
Net borrowings under revolving line of credit	(850,000)	—
Common stock distributions paid	(1,451,605)	(722,786)
Payment of debt issuance costs	(50,780)	(62,750)
Net change in cash	$(263,122)	$(4,396,008)

(1)
Cash provided by (to) OFS Advisor is comprised of the difference between amounts received under the Expense Support Agreement, offset by amounts payable for management fees, incentive fees, administrative services and amounts due under the Investment Advisory Agreement.

We used $3,300,399 and $12,165,597 in cash from operating activities for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the principal source of operating liquidity is investment income collected. The increase in total investment income collected is due to the growth in our portfolio from the deployment of Offering proceeds. Net cash provided by OFS Advisor decreased due to the increase in investment income during the nine months ended September 30, 2019. The decrease in cash used in operating activities is primarily due to a decrease in investment purchases for the nine months ended September 30, 2019.
Investment expenses paid for the nine months ended September 30, 2019 remained stable compared to the corresponding period in 2018.
Net purchases and origination of portfolio investments relates to the deployment of Offering proceeds. See "—Portfolio Composition and Investment Activity."
We collected $5,704,891 and $8,555,125 from the sale of our common stock during the nine months ended September 30, 2019 and 2018, respectively. Offering proceeds are net of aggregate commissions and dealer manager fees of $390,780 and $535,202 for the nine months ended September 30, 2019 and 2018, respectively, of which $122,036 and $261,925, respectively, were paid by OFS Advisor. On October 1, 2018, we collected $2,066,150 related to subscriptions receivable as of September 30, 2018.
During the nine months ended September 30, 2019, we paid $1,451,605 in dividends to common stockholders and, subsequent to September 30, 2019, we paid $562,875 in dividends to our common stockholders.
Borrowings
We are party to the BLA with Pacific Western Bank, as lender, to provide us with a $10.0 million senior secured revolving credit facility, or PWB Credit Facility. The PWB Credit Facility is available for general corporate purposes including investment funding and is scheduled to mature on February 28, 2021. The maximum availability of the PWB Credit Facility is equal to 35% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 5.50% floor, and includes an unused commitment fee for any unused portion in excess of $3.0 million, payable monthly in arrears, equal to 0.50% per annum on any unused portion. As of September 30, 2019, the stated interest rate on the PWB Credit Facility was 5.75%. The PWB Credit Facility bore an effective interest rate of 6.14%, inclusive of interest on the outstanding balance, commitment fees on undrawn amounts, and the amortization of deferred financing costs.

We have up to $10.0 million of available credit under its PWB Credit Facility, of which $3.6 million was drawn as of September 30, 2019. Maximum availability under the PWB Credit Facility as of September 30, 2019, was $6.4 million based on the stated advance rate of 35% of the borrowing base.
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
In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of any borrowings or outstanding preferred stock (of which we had none at September 30, 2019 and December 31, 2018) of at least 200% (or 150% if certain requirements are met). This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
On March 23, 2018, the Consolidated Appropriations Act of 2018, which includes the SBCAA, was signed into law. The SBCAA amends the 1940 Act to permit a BDC to reduce the required minimum asset coverage ratio applicable to it from 200% to 150%, subject to certain requirements described therein.
On November 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. We extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, the minimum asset coverage ratio test applicable to us decreased from 200% to 150%, effective November 6, 2019.
As of September 30, 2019, the aggregate amount outstanding of the senior securities issued by the Company was $3.6 million, for which the Company’s asset coverage was 917%. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
Contractual Obligations
We, with approval by our Board, entered into the Investment Advisory Agreement, the Expense Support Agreement, the Investment Sub-Advisory Agreement, and the Administration Agreement. See "Item 1. Financial Statements – Notes to Financial Statements – Note 3."
The following table shows our contractual obligations as of September 30, 2019 (in thousands):

	Payments due by period
Contractual Obligation	Total	Less than year	1-3 years	3-5 years	After 5 years
PWB Credit Facility (1)	$3,550,000		$3,550,000	$—	$—
(1) The PWB Credit Facility is scheduled to mature on February 28, 2021.
Off-Balance Sheet Arrangements
Amounts Conditionally Reimbursable to OFS Advisor.
OFS Advisor and its affiliates have incurred organizational and offering costs, and Contractual Issuer Expenses related to the Company of which $620,677 and $1,001,252 were unreimbursed as of September 30, 2019 and December 31, 2018, respectively. We remain conditionally liable for organization and offering costs incurred by OFS Advisor and its affiliates on our behalf. See "Item 1. Financial Statements – Notes to FInancial Statements – Note 3."
OFS Advisor has provided aggregate operating expense support of $3,287,420 and $2,782,125 as of September 30, 2019 and December 31, 2018, respectively. We remain conditionally liable for operating expense support provided by OFS Advisor. See "Item 1. Financial Statements – Notes to Financial Statements – Note 3."

Unfunded Commitments.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $158,042 of total unfunded commitments to three portfolio companies at September 30, 2019. See "Item 1. Financial Statements – Notes to Financial Statements – Note 6."
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
Share Repurchases
On November 6, 2018, our Board, including a "required majority" (as such terms is defined in Section 57(o) of the 1940 Act) of our board, approved a proposal to permit us to reduce the minimum asset coverage ratio applicable to us from 200% to 150%, as permitted by and pursuant to the SBCAA. Pursuant to the SBCAA, the asset coverage ratio test applicable to us was decreased from 200% to 150%, because we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders with up to 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018.
The repurchase offer allowed our stockholders to sell their shares back to us at a price equal to the most recently disclosed net asset value per share of our common stock immediately prior to the date of repurchase. See "Item 1. Financial Statements – Notes to Financial Statements – Note 10" for details on share repurchases.
Recent Developments
On October 29, 2019, our Board declared a distribution of $0.0875 per common share, payable on January 15, 2020, to stockholders of record on each of October 29, 2019, November 26, 2019 and December 29, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
Our PWB Credit Facility has a floating interest rate provision based on the Prime Rate with a 5.50% interest rate floor, which resulted in an stated interest rate of 5.75% as of September 30, 2019. Assuming that the interim, unaudited Statement of Assets and Liabilities as of September 30, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase	Interest income	Interest expense	Net increase in net investment income
50	$136,208	$(17,997)	$118,211
100	293,477	(35,993)	257,484
150	450,746	(53,990)	396,756
200	608,015	(71,986)	536,029
250	765,284	(89,983)	675,301

Basis point decrease	Interest income	Interest expense	Net decrease in net investment income
50	$(174,123)	$—	$(174,123)
100	(314,722)	—	(314,722)
150	(379,111)	—	(379,111)
200	(428,334)	—	(428,334)
250	(431,784)	—	(431,784)

Item 4.  Controls and Procedures
Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended September 30, 2019, we sold 135,538 shares of our common stock for gross proceeds of $1,904,010, or a weighted average price of $14.05 per share, to investors who participated in the Offering and each of whom met the criteria of an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act.
The offer and sale of the Company’s common stock in the Offering was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of, and Rule 506 of Regulation D under, the Securities Act. We paid $118,911 in commissions in connection with the sale of the shares. On May 19, 2017, OFS Advisor agreed to pay the dealer manager fee on subsequent sales of shares of our common stock in the Offering. Effective July 1, 2019, we will pay the dealer manager fee on subsequent sales of shares of our common stock in the Offering. Previous payments of dealer manager fees by OFS Advisor are not subject to reimbursement by us.
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
On November 6, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved a proposal to permit us to reduce the minimum asset coverage ratio applicable to us from 200% to 150%, as permitted by and pursuant to the SBCAA. Pursuant to the SBCAA, the asset coverage ratio test applicable to us was decreased from 200% to 150%, effective November 6, 2019, because we extended to each of its stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders with up to 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018.

The following table summarizes the common stock repurchases by us, pursuant to the preceding sentence, as of September 30, 2019:

	Number of Shares	Amount
November 6, 2018 through December 31, 2018	18,425	$243,030
January 1, 2019 through March 31, 2019 (1)	—	—
April 1, 2019 through June 30, 2019	16,435	218,117
July 1, 2019 through September 30, 2019	7,407	97,112
(1)  Our February 11, 2019 tender offer that was originally scheduled to end on March 27, 2019, was amended to extend the offer period to April 5, 2019. On April 5, 2019, we validly repurchased 7,407 shares in the second of four tender offers.
Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Not applicable.

Item 6.  Exhibits
Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q

10.1	Business Loan Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated September 9, 2019	8-K	September 11, 2019

10.2	Change in Terms to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated September 9, 2019	8-K	September 11, 2019

10.3	Commercial Security Agreement among Hancock Park Corporate Income, Inc. and Pacific Western Bank dated September 9, 2019	8-K	September 11, 2019

11.1	Computation of Per Share Earnings			+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

+	Included in the statements of operations contained in this report
*	Filed herewith.
†	Furnished herewith.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2019	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer