Form 10-K
period 2019-12-31
Hancock Park Corporate Income, Inc.
filed 2020-03-25
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES   ☐     NO   ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
There is no established market for the registrants common stock. On March 19, 2020 there were 2,250,746 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

Defined Terms
We have used "we," "us," "our," "our company," and "the Company" to refer to Hancock Park Corporate Income, Inc. in this report. We also have used several other terms in this report, which are explained or defined below:

1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration agreement between the Company and OFS Services, dated July 15, 2016
Advisers Act	The Investment Advisers Act of 1940, as amended
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the FASB
ASC Topic 606	ASC Topic 606, "Revenue From Contracts With Customers"
ASC Topic 820	ASC Topic 820, "Fair Value Measurement"
ASC Topic 946	ASC Topic 946, "Financial Services-Investment Companies"
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
Evolv	Evolv Capital Advisors LLC, a registered investment adviser under the Advisers Act, and formerly a sub-adviser to the Company
Expense Support Agreement	Expense support and conditional reimbursement agreement dated July 15, 2016, between the Company and OFS Advisor
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Funding I	OFS Funding I, LLC, a wholly-owned subsidiary of OFSAM and an affiliate of OFS Advisor
GAAP	Accounting principles generally accepted in the United States
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Investment Advisory Agreement	Investment advisory and management agreement between the Company and OFS Advisor, dated July 15, 2016
Investment Sub-Advisory Agreement	Investment sub-advisory agreement between the Company, OFS Advisor, and Evolv, dated July 15, 2016
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
NBIB	Non-binding indicative bid
Net Loan Fees	The cumulative amount of fees, such as discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan.
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

Transaction Price	The cost of an arm's length transaction occurring in the same security
Unsecured Note	An agreement with a qualified institutional investor in which the Company sold in a private placement an unsecured note in an aggregate principal amount of $15,000,000

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
We intend to raise up to $200,000,000 through the Offering in reliance on exemptions from the registration requirements of the Securities Act. In addition, we and OFS Advisor have entered into a dealer manager agreement with International Assets Advisory, LLC (the “Dealer Manager”). Placement activities are conducted by the Dealer Manager and participating broker dealers who solicit subscriptions to purchase shares of our common stock.  From May 19, 2017 through June 30, 2019, OFS Advisor paid the dealer manager fee on sales of shares of our common stock in the Offering. We will pay the dealer manager fee on sales of shares of our common stock in the Offering subsequent to June 30, 2019, resulting in less proceeds to us in comparison to when OFS Advisor paid the dealer manager fees. Previous payments of dealer manager fees by OFS Advisor are not subject to reimbursement by us. On August 30, 2016, Funding I purchased 74,074 shares of our common stock in the Offering for gross proceeds of $1,000,000 (the "Minimum Offering Requirement"), or $13.50 per share. No selling commissions or dealer manager fees were paid in connection with this purchase. Since commencing operations on August 30, 2016, we have sold a total of 2,297,638 shares of common stock for net gross proceeds of $31,934,303.
Our investment activities are managed by OFS Advisor and supervised by our Board a majority of whom are independent of us, OFS Advisor and its affiliates. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital, a publicly traded BDC with an investment strategy similar to the Company's. Evolv, a registered investment adviser, served as our sub-adviser pursuant to the Investment Sub-Advisory Agreement from August 30, 2016 through March 26, 2019. Effective March 26, 2019, Evolv resigned as our sub-advisor, thereby terminating Evolv’s services under the Investment Sub-Advisory Agreement. At that time, our Board determined that it is in our best interests not to appoint a new sub-advisor. See "—Management and Other Agreements–Investment Sub-Advisory Agreement." See "—Risks Related to OFS Advisor and its Affiliates."
We have also entered into an Administration Agreement with OFS Services. Under our Administration Agreement, we have agreed to reimburse OFS Services for our allocable portion (subject to the oversight of our independent directors) of overhead and other expenses incurred by OFS Services in performing its obligations under the Administration Agreement. See "—Management and Other Agreements–Administration Agreement."
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

A BDC is generally not permitted to incur indebtedness unless immediately after such borrowing it has an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Certain provisions of the SBCAA permit BDCs to be subject to a minimum asset coverage ratio of 150%, if specific conditions are satisfied, when issuing senior securities (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets). As an approximation, prior to the enactment of the SBCAA, the most that a BDC could borrow for investment purposes was $1 for every $1 of investor equity. Now, for those BDCs that satisfy the SBCAA’s approval and disclosure requirements and become subject to the reduced asset coverage ratio, the BDC can borrow $2 for investment purposes for every $1 of investor equity.
BDCs, like the Company, that do not have shares of common stock listed on a national securities exchange, may take advantage of the modified asset coverage ratio if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we elected to pursue such stockholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we could increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” (as defined in Section 57(o) of the 1940 Act) of the independent members of our Board approved such increase with such approval becoming effective after one year. In either case, we would be required to extend to our stockholders, as of the date of such approval the opportunity to sell the shares of common stock that they hold (with 25% of such stockholders’ eligible shares being repurchased in each of the four calendar quarters following the calendar quarter in which the approval occurs) and we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.
On November 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA and we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholder as of November 6, 2018, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, the asset coverage ratio test applicable to us was decreased from 200% to 150%, effective November 6, 2019.
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
As of December 31, 2019, OFS had 44 full-time employees. OFS is headquartered in Chicago, Illinois and also has offices in New York, New York and Los Angeles, California.
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
Our relationship with OFS Advisor is governed by and dependent on the Investment Advisory Agreement and may be subject to conflicts of interest. See "Item 1A. Risk Factors — Risks Related to Our Business and Structure  — We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients." OFS Advisor provides us with advisory services in exchange for a base management fee and incentive fee; see “Management and Other Agreements—Investment Advisory Agreement”. The base management fee is based on our total assets (other than cash and cash equivalents, but including assets purchased with borrowed funds and assets owned by any consolidated entity) and, therefore, OFS Advisor will benefit when we incur debt or use leverage. Our board of directors is charged with protecting our interests by monitoring how OFS Advisor addresses these and other conflicts of interest associated with its management services and compensation. While our board of directors is not expected to review or approve each borrowing or incurrence of leverage, our independent directors periodically review OFS Advisor’s services and fees as well as its portfolio management decisions and portfolio performance.
OFS Advisor has entered into a Staffing Agreement (the "Staffing Agreement") with OFSC, a wholly-owned subsidiary of OFSAM. Under the Staffing Agreement, OFSC makes experienced investment professionals available to OFS

Advisor and provides access to the senior investment personnel of OFS and its affiliates. The Staffing Agreement provides OFS Advisor with access to deal flow generated by OFS and its affiliates in the ordinary course of their businesses and commits the members of OFS Advisor’s investment committee to serve in that capacity. As our investment adviser, OFS Advisor is obligated to allocate investment opportunities among us and any other clients fairly and equitably over time in accordance with its allocation policy. See "Item 1A. Business — Conflicts of Interest" and "Item 1A. Risk Factors — Risks Related to Our Business and Structure  — We may have additional conflicts related to other arrangements with OFS Advisor or its affiliates."
OFS Advisor capitalizes on the deal origination and sourcing, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of OFS’s professionals. The senior management team of OFS, including Bilal Rashid and Jeff Cerny, provides services to OFS Advisor. These managers have developed a broad network of contacts within the investment community, and possess an average of over 20 years of experience investing in debt and equity securities of middle-market companies. In addition, these managers have extensive experience investing in assets that constitute our primary focus and have expertise in investing across all levels of the capital structure of middle-market companies.
Competitive Strengths and Core Competencies
Deep Management Team Experienced in All Phases of Investment Cycle and Across All Levels of the Capital Structure. We are managed by OFS Advisor, which has access to the resources and expertise of OFS’s investment professionals through the Staffing Agreement with OFSC. As of December 31, 2019, OFS’s credit and investment professionals (including all investment committee members) employed by OFSC had an average of over 15 years of investment experience with strong institutional backgrounds.
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
Structuring with a High Level of Service and Operational Orientation.We provide client-specific and creative financing structures to our portfolio companies. Based on our experience in lending to, and investing in, middle-market companies, we believe that the middle-market companies we target, as well as sponsor groups we may pursue, require a higher level of service, creativity and knowledge than has historically been provided by other service providers more accustomed to participating in commodity-like loan transactions.
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
Former Sub-Advisor
Effective March 26, 2019, Evolv resigned from its role as sub-adviser under the Investment Sub-Advisory Agreement, thereby terminating Evolv’s services under the Investment Sub-Advisory Agreement. Evolv’s resignation was without Good Reason (as such term is defined in the Investment Sub-Advisory Agreement) and we and the Adviser agreed to waive any prior written notice requirement applicable to Evolv’s resignation.  At that time, our Board determined that it is in our best interests not to appoint a new sub-advisor.
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
Market Opportunity
Our investment strategy is focused primarily on investments in middle-market companies in the United States. We find the middle-market attractive for the following reasons:
Large Target Market. According to the National Center for the Middle Market, there were approximately 200,000 companies in the United States with annual revenues between $10 million and $1.0 billion as of the fourth quarter of 2019. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow.
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
As of December 31, 2019, we had debt investments in 28 portfolio companies, totaling $39,338,242 at fair value, of which $1,036,579, $37,359,182, $909,902, $10,079, and $22,500 were rated 2, 3, 4, 5, and 6, respectively.
Investment Committees
OFS Advisor’s Pre-Allocation Investment Committee, Broadly Syndicated Investment Committee, Structured Credit Investment Committee, and Middle-Market Investment Committee, (collectively, the “Advisor Investment Committees”), are responsible for the overall asset allocation decisions and the evaluation and approval of investments of OFS Advisor’s advisory clients.
The Middle-Market Investment Committee, which is comprised of Richard Ressler (Chairman), Jeffrey Cerny, Kyde Sharp and Bilal Rashid, is responsible for the evaluation and approval of all the investments made by us.
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
We expect to continue to use the expertise of the investment professionals of OFS to which we have access, to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of the senior members of OFS and its affiliates will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face.
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
Management and Incentive Fee
For providing these services, OFS Advisor receives a fee from us, consisting of two components—a base management fee and an incentive fee. From August 30, 2016, the effective date of the Investment Advisory Agreement, through May 19, 2017, the base management fee was calculated at an annual rate of 2.0% and based on the average value of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter. On May 19, 2017, OFS Advisor agreed to permanently reduce the base management fee from 2.0% per annum to 1.25% per annum. The base management fee is payable quarterly in arrears and prorated for any partial quarter based on the number of days in the quarter.
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
The base management fee is payable quarterly in arrears and was $405,282, $183,011, and $22,765 for the years ended December 31, 2019, 2018, and 2017, respectively.
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

•
Year 3: $1.4 million; $6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains on Investment A and Investment C less $3 million cumulative unrealized capital depreciation on Investment B)) less $5 million (Capital Gains Fee paid in Year 2)

•
Year 4: $0.6 million; $7 million (20% multiplied by $35 million (cumulative realized capital gains on Investment A and Investment C)) less $6.4 million (cumulative Capital Gains Fee paid in all prior years)

•
Year 5: None; $5 million (20% multiplied by $25 million ($35 million cumulative realized capital gains on Investments A and C less $10 million realized capital losses on Investment B)) less $7 million (cumulative Capital Gains Fee paid in all prior years))

Incentive fee expense incurred was $195,720, $-0-, and $-0- for the years ended December 31, 2019, 2018 and 2017, respectively. Incentive fees for the years ended December 31, 2019, 2018 and 2017, included Part One incentive fees (based on net investment income) of $195,720, $-0-, and $-0-, and Part Two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) of $0, $0 and $0, respectively.
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
The Expense Support Agreement also provides for reimbursement of these payments by us to OFS Advisor conditioned upon our maintenance of our historic distribution rate and our realization of an unsupported "other operating expenses" ratio below historic levels of supported expense ratios for the period(s) to be reimbursed. For this purpose, “other operating expenses” means all of our operating expenses, excluding organizational and offering expenses, base management fees and incentive fees, distribution and stockholder servicing fees, financing fees and interest, and brokerage commissions and extraordinary expenses. In addition, all reimbursement payments shall be deemed to relate to the earliest unreimbursed expense payments made by the Adviser to us within three years prior to the last business day of the quarter in which such reimbursement payment obligation is incurred.
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
Prior Investment Sub-Advisory Agreement
 From August 30, 2016 through March 26, 2019, Evolv, a Delaware limited liability company that provides financial and investment advise and consulting services to issuer clients, served as the Company's sub-adviser pursuant to the Investment Sub-Advisory Agreement.  Effective March 26, 2019, Evolv resigned as the Company's sub-advisor, thereby terminating Evolv’s services under the Investment Sub-Advisory Agreement. Evolv's resignation was without Good Reason (as such term is defined in the Investment Sub-Advisory Agreement) and we and the Adviser agree to waive any prior written notice requirement applicable to Evolv's resignation.
Administration Agreement
Pursuant to the Administration Agreement, OFS Services, an affiliate of OFS Advisor, provides the administrative services necessary for us to operate. OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, and bookkeeping and record keeping services at such facilities. Under the Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, OFS Services provides managerial assistance on our behalf to certain portfolio companies that accept our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our board of directors) of OFS Services’ overhead in performing its obligations under the Administration Agreement, including rent, information technology, and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. The Administration Agreement may be renewed annually with the approval of our board of directors, including a majority of our directors who are not “interested persons.” The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that OFS Services outsources any of its functions we pay the fees associated with such functions at cost without incremental profit to OFS Services.
We incurred administration fee expenses of $675,155, $581,294 and $368,901 for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Nothing in the Investment Advisory Agreement or Administration Agreement will be construed to provide for the indemnification of any party or any limitation on the liability of any party that would, in either case, be in violation of applicable law, but such provisions shall otherwise be construed so as to effectuate the provisions of the Investment Advisory Agreement or the Administration Agreement to the fullest extent permitted by applicable law.
Board Approval of the Investment Advisory and Administrative Agreements
Our Board, including our independent directors, approved the continuation of the Investment Advisory Agreement at a meeting held on April 4, 2019. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

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
The Administration Agreement was originally approved by our Board on March 31, 2016, became effective on July 15, 2016 and was continued on April 4, 2019.
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
However, the SBCAA modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. We would be permitted to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we elected to pursue such stockholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we could increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” of our independent directors as defined in Section  57(o) of the 1940 Act approved such increase with  such approval becoming effective after one year; provided, however, that we must extend to our stockholders as of the date of approval by the required majority the opportunity to sell the shares of our common stock that they hold. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.
On November 6, 2018, the Company’s Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved a proposal to permit the Company to reduce the minimum asset coverage ratio applicable to it from 200% to 150%, as permitted by and pursuant to the SBCAA. Pursuant to the SBCAA, the asset coverage ratio test applicable to the Company decreased from 200% to 150%, effective November 6, 2019.
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
BDCs, like the Company, that do not have shares of common stock listed on a national securities exchange, may take advantage of the modified asset coverage ratio if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we were to receive such stockholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we could increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” (as defined in Section 57(o) of the 1940 Act) of the independent members of our Board approved such increase with such approval becoming effective after one year. In either case, we would be required to extend to our stockholders, as of the date of such approval the opportunity to sell the shares of common stock that they hold (with 25% of such stockholders’ eligible shares being repurchased in each of the four calendar quarters following the calendar quarter in which the approval occurs) and we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.
On November 6, 2018, the Company’s Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved a proposal to permit the Company to reduce the minimum asset coverage ratio applicable to it from 200% to 150%, as permitted by and pursuant to the SBCAA and we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholder as of November 6, 2018, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, pursuant to the SBCAA, the asset coverage ratio test applicable to the Company decreased from 200% to 150%, effective November 6, 2019.
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
Our internet address is www.hancockparkbdc.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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
Material U.S. Federal Income Tax Considerations
Election to be Taxed as a RIC
We have elected to be taxed as a RIC under Subchapter M of the Code. As a RIC, we are not required to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our otherwise taxable earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements, as described below. In addition, to receive RIC tax treatment, we must meet the Annual Distribution Requirement. The excess of net long-term capital gains over net short-term capital losses, if any ("Net Capital Gains"), are not a component of the Annual Distribution Requirement, but impacts taxable income if not distributed as discussed below.
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
Conflicts of Interests
We generally are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Those transactions include purchases and sales, and so-called “joint” transactions, in which we and one or more of our affiliates engage in certain types of profit-making activities. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be considered an affiliate for purposes of the 1940 Act, and we generally are prohibited from engaging in purchases from, sales of assets to, or joint transactions with, such affiliates, absent the prior approval of our independent directors. Additionally, without the approval of the SEC, we are prohibited from engaging in purchases from, sales of assets to, or joint transactions with, any of our officers, directors, and employees, and advisors (and any control affiliates).
We may, however, invest alongside certain related parties or their respective other clients in certain circumstances where doing so is consistent with current law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that OFS Advisor, acting on our behalf and on behalf of other clients, negotiates no term other than price. Co-investment with such other accounts is not permitted or appropriate under this guidance when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of other accounts.
Conflicts Related to Portfolio Investments
Conflicts may arise when we make an investment in conjunction with an investment being made by another account managed by OFS Advisor or an affiliate of OFS Advisor (each, an "Affiliated Account"), or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Questions arise as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced.
We may invest in debt and other securities of companies in which Affiliated Accounts hold those same securities or different securities, including equity securities. In the event that such investments are made by us, our interests will at times conflict with the interests of such Affiliated Accounts, particularly in circumstances where the underlying company is facing financial distress. Decisions about what action should be taken, particularly in troubled situations, raise conflicts of interest, including, among other things, whether or not to enforce claims, whether or not to advocate or initiate a restructuring or liquidation inside or outside of bankruptcy, and the terms of any work-out or restructuring. The involvement of Affiliated Accounts at both the equity and debt levels could inhibit strategic information exchanges among fellow creditors, including among us or Affiliated Accounts. In certain circumstances, we or an Affiliated Account may be prohibited from exercising voting or other rights and may be subject to claims by other creditors with respect to the subordination of their interest.
In the event that we or an Affiliated Account has a controlling or significantly influential position in a portfolio company, that account may have the ability to elect some or all of the board of directors of such a portfolio company, thereby controlling the policies and operations of such portfolio company, including the appointment of management, future issuances of securities, payment of dividends, incurrence of debt and entering into extraordinary transactions. In addition, a controlling account is likely to have the ability to determine, or influence, the outcome of operational matters and to cause, or prevent, a change in control of such a company. Such management and operational decisions may, at times, be in direct conflict with other accounts that have invested in the same portfolio company that do not have the same level of control or influence over the portfolio company.
If additional capital is necessary as a result of financial or other difficulties, or to finance growth or other opportunities, the accounts may or may not provide such additional capital, and if provided each account will supply such additional capital in such amounts, if any, as determined by OFS Advisor. In addition, a conflict arises in allocating an investment opportunity if the potential investment target could be acquired by us, an Affiliated Account, or a portfolio company of an Affiliated Account. Investments by more than one account of OFS Advisor or its affiliates in a portfolio company also raise the risk of using assets of an account of OFS Advisor or its affiliates to support positions taken by other accounts of OFS Advisor or its affiliates, or that an account may remain passive in a situation in which it is entitled to vote. In addition, there may be differences in timing of entry into, or exit from, a portfolio company for reasons such as differences in strategy, existing portfolio or liquidity needs, different account mandates or fund differences, or different securities being held. These variations in timing may be detrimental to us.
The application of our or an Affiliated Account's governing documents and the policies and procedures of OFS Advisor are expected to vary based on the particular facts and circumstances surrounding each investment by two or more accounts, in particular when those accounts are in different classes of an issuer’s capital structure (as well as across multiple issuers or borrowers within the same overall capital structure) and, as such, there may be a degree of variation and potential inconsistencies, in the manner in which potential or actual conflicts are addressed.
Co-Investment with Affiliates
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
When we invest alongside Affiliated Accounts, OFS Advisor will, to the extent consistent with applicable law, regulatory guidance, or the Order, allocate investment opportunities in accordance with its allocation policy. Under this allocation policy, if two or more investment vehicles with similar or overlapping investment strategies are in their investment periods, an available opportunity will be allocated based on the provisions governing allocations of such investment opportunities in the relevant organizational, offering or similar documents, if any, for such investment vehicles. In the absence of any such provisions, OFS Advisor will consider the following factors and the weight that should be given with respect to each of these factors:

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
When not relying on the Order, priority as to opportunities will generally be given to clients that are in their “ramp-up” period, or the period during which the account has yet to reach sufficient scale such that its investment income covers its operating expenses, over the accounts that are outside their ramp-up period but still within their investment or re-investment periods. However, application of one or more of the factors listed above, or other factors determined to be relevant or appropriate, may result in the allocation of an investment opportunity to a fund no longer in its ramp-up period over a fund that is still within its ramp-up period.
In situations where co-investment with Affiliated Accounts is not permitted or appropriate, OFS Advisor will need to decide which account will proceed with the investment. The decision by OFS Advisor to allocate an opportunity to another entity could cause us to forego an investment opportunity that we otherwise would have made. These restrictions, and similar restrictions that limit our ability to transact business with our officers or directors or their affiliates, may limit the scope of investment opportunities that would otherwise be available to us.

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
We do not have any internal management capacity or employees. We will depend on the diligence, skill and network of business contacts of the OFS senior professionals to achieve our investment objective. Our future success will depend, to a significant extent, on the continued service and coordination of the OFS senior management team, particularly Bilal Rashid, Senior Managing Director and President of OFSC, Jeffrey Cerny, Senior Managing Director and Treasurer of OFSC and Kyde Sharp, Managing Director of OFSC. Each of these individuals is an employee at will of OFSC. In addition, we rely on the services of Richard Ressler, Chairman of the executive committee of OFSAM and Chairman of the Advisor Investment Committees, pursuant to a consulting agreement with Orchard Capital Corporation. The departure of Mr. Ressler or any of the senior managers of OFSC, or of a significant number of its other investment professionals, could have a material adverse effect on our ability to achieve our investment objective.
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
The Middle Market Investment Committee that oversees our investment activities are provided by OFS Advisor under the Investment Advisory Agreement. The Middle-Market Investment Committee consists of Richard Ressler (Chairman), Jeffrey Cerny, Kyde Sharp and Bilal Rashid. The loss of any member of the Middle-Market Investment Committees or of other OFS senior professionals could limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition and results of operation.

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

Our independent directors may face conflicts of interest related to their obligations to the affiliated funds for which they also serve as independent directors.
The independent directors of our board of directors also comprise a portion of the independent directors of the board of directors of OFS Capital, an affiliated BDC that is also managed by OFS Advisor. Additionally, one of our independent directors also serves as an independent director on the board of directors of OCCI. In their capacities as directors for an affiliated fund board, the independent directors have a duty to make decisions on behalf of that affiliated fund that are in the best interests of that affiliated fund and its stockholders.  Accordingly, our independent directors may face conflicts of interest when making a decision on behalf of one affiliated fund that may not be in the best interest of the other affiliated fund(s). For example, the SEC has granted exemptive relief to us, OFS Advisor, OFS Capital, OCCI, and certain other of our affiliates to co-invest in certain transactions that would otherwise be prohibited by the 1940 Act. In accordance with that relief, the independent directors must make certain findings on behalf of each affiliated fund with respect to initial co-investment transactions, including that the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the affiliated fund and its stockholders and do not involve overreaching in respect of the affiliated fund or its stockholders on the part of any of the other participants in the proposed transaction. Under such circumstances, the independent directors may face conflicts of interest when making these determinations on behalf of us, OFS Capital and OCCI.
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
To the extent PIK interest and PIK dividends constitute a portion of our income, we will be required to include such income in taxable and accounting income prior to receipt of cash representing such income.
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
We generally are prohibited under the 1940 Act from knowingly participating in certain transactions with their affiliates without the prior approval of their independent directors and, in some cases, of the SEC. Those transactions include purchases and sales, and so-called “joint” transactions, in which us and one or more of its affiliates engage in certain types of profit-making activities. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be considered an affiliate of us for purposes of the 1940 Act, and we generally are prohibited from engaging in purchases or sales of assets or joint transactions with such affiliates, absent the prior approval of our independent directors. Additionally, without the approval of the SEC, we are prohibited from engaging in purchases or sales of assets or joint transactions with our officers, directors, and employees, and advisors (and its affiliates).
We may, however, invest alongside certain related parties or their respective other clients in certain circumstances where doing so is consistent with current law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including our advisor, acting on our behalf and on behalf of other clients, negotiates no term other than price. Co-investment with such other accounts is not permitted or appropriate under this guidance when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of other accounts.
On October 12, 2016, we received the Order from the SEC that permits us to co-invest in portfolio companies with certain affiliates, provided that we comply with the conditions of the Order. Pursuant to the Order, we are generally permitted to co-invest with BDCs, registered investment companies and private funds managed by OFS Advisor or any adviser that controls, is controlled by, or is under common control with, OFS Advisor, and is registered as an investment adviser under the Advisers Act, in a manner consistent with our investment strategy as well as applicable law, including the terms and conditions of the Order. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. We have applied for the New Order, which if granted, would supercede the Order and permit us greater flexibility to enter into co-investment transactions. There can be no assurance that we will obtain such new exemptive relief from the SEC.
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
When not relying on the Order, priority as to opportunities will generally be given to clients that are in their “ramp-up” period, or the period during which the account has yet to reach sufficient scale such that its investment income covers its operating expenses, over the accounts that are outside their ramp-up period but still within their investment or re-investment periods. However, application of one or more of the factors listed above, or other factors determined to be relevant or appropriate, may result in the allocation of an investment opportunity to a fund no longer in its ramp-up period over a fund that is still within its ramp-up period.
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
We have potential conflicts of interest related to the purchases and sales that OFS Advisor makes on our behalf and/or on behalf of Affiliated Accounts.
Conflicts may arise when we make an investment in conjunction with an investment being made by Affiliated Accounts, or in a transaction where another Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one Affiliated Account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these Affiliated Accounts may invest in different types of securities in a single portfolio company. Questions arise as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced.
We may invest in debt and other securities of companies in which other Affiliated Accounts hold those same securities or different securities, including equity securities. In the event that such investments are made by us, our interests will at times conflict with the interests of such other Affiliated Accounts, particularly in circumstances where the underlying company is facing financial distress. Decisions about what action should be taken, particularly in troubled situations, raises conflicts of interest, including, among other things, whether or not to enforce claims, whether or not to advocate or initiate a restructuring or liquidation inside or outside of bankruptcy, and the terms of any work-out or restructuring. The involvement of multiple Affiliated Accounts at both the equity and debt levels could inhibit strategic information exchanges among fellow creditors, including among us and other Affiliated Accounts. In certain circumstances, we or other Affiliated Accounts may be prohibited from exercising voting or other rights and may be subject to claims by other creditors with respect to the subordination of their interest.
For example, in the event that one Affiliated Account has a controlling or significantly influential position in a portfolio company, that Affiliated Account may have the ability to elect some or all of the board of directors of such a portfolio company, thereby controlling the policies and operations, including the appointment of management, future issuances of securities, payment of dividends, incurrence of debt and entering into extraordinary transactions. In addition, a controlling Affiliated Account is likely to have the ability to determine, or influence, the outcome of operational matters and to cause, or prevent, a change in control of such a portfolio company. Such management and operational decisions may, at times, be in direct conflict with us or other Affiliated Accounts that have invested in the same portfolio company that do not have the same level of control or influence over the portfolio company.
If additional capital is necessary as a result of financial or other difficulties, or to finance growth or other opportunities, we or other Affiliated Accounts may or may not provide such additional capital, and if provided each Affiliated Account will supply such additional capital in such amounts, if any, as determined by OFS Advisor and/or OFS Advisor’s affiliates. Investments by more than one Affiliated Account in a portfolio company also raises the risk of using assets of an Affiliated Account of OFS Advisor to support positions taken by other Affiliated Accounts, or that a client may remain passive in a situation in which it is entitled to vote. In addition, there may be differences in timing of entry into, or exit from, a portfolio company for reasons such as differences in strategy, existing portfolio or liquidity needs, different Affiliated Account mandates or fund differences, or different securities being held. These variations in timing may be detrimental to us.
The application of our investment mandate as compared to investment mandates of other Affiliated Accounts and the policies and procedures of OFS Advisor and OFS Advisor's affiliates are expected to vary based on the particular facts and circumstances surrounding each investment by two or more Affiliated Accounts, in particular when those Affiliated Accounts are in different classes of an issuer’s capital structure (as well as across multiple issuers or borrowers within the same overall capital structure) and, as such, there may be a degree of variation and potential inconsistencies, in the manner in which potential or actual conflicts are addressed.
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
On November 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act of the Board, approved the application of a reduced 150% asset coverage ratio to us; and we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholder as of November 6, 2018, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, pursuant to the SBCAA, we are subject to the reduced asset coverage ratio effective November 6, 2019.

The amount of our debt outstanding increased due to the issuance of the Unsecured Notes and the establishment of the PWB Credit Facility.

Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations to meet the payment obligations of our debt.

Effective November 6, 2019, we became subject to 150% Asset Coverage after receiving the approval of our board of directors and meeting certain conditions.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On November 6, 2018 a “required majority” (as defined in Section 57(o) of the 1940 Act) of our board of directors approved the application of the reduced asset coverage ratio to us. In accordance with the SBCAA, we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, the asset coverage ratio test applicable to us decreased from 200% to 150%, effective November 6, 2019 and we are able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets), assuming that additional borrowings are available.

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
The PWB Credit Facility provides us with a senior secured revolving line of credit of up to $10.0 million, with maximum availability equal to 35% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the PWB Credit Facility. The PWB Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The PWB Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. The PWB Credit Facility permits us to fund additional investments as long as we are within the conditions set out in the PWB Credit Facility. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lender, which would accelerate our repayment obligations under the PWB Credit Facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. We had $-0- million outstanding under the PWB Credit Facility as of December 31, 2019.
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
Capital markets may experience periods of disruption and instability and we cannot predict when these conditions will occur. Such market conditions could materially and adversely affect debt and equity capital markets in the United States and abroad, which could have a negative impact on our business, financial condition and results of operations.
The global capital markets have experienced a period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. While the capital markets have improved, these conditions could deteriorate again in the future. For example, the recent global outbreak of a novel strain of coronavirus has disrupted economic markets and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Many manufacturers of goods in China and other countries in Asia have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness. As the impact of the novel coronavirus spreads to other parts of the world, similar impacts may occur with respect to affected countries. During such market disruptions, we may have difficulty raising debt or equity capital, especially as a result of regulatory constraints.
Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments. In addition, significant changes in the capital markets, including the disruption and volatility, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition and results of operations.
Various social and political tensions in the United States and around the world, including in the Middle East, Eastern Europe and Russia, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Several EU countries, including Greece, Ireland, Italy, Spain, and Portugal, continue to face budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is also continued concern about national-level support for the euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. The recent United States and global economic downturn, or a return to the recessionary period in the United States, could adversely impact our investments. We cannot predict the duration of the effects related to these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the United States and worldwide. The impact of downgrades by rating agencies to the United States government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns could adversely affect the United States and global financial markets and economic conditions. Since 2010, several European Union, or EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and United States financial markets. The decision made in the United Kingdom referendum to leave the EU (commonly known as “Brexit”) has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. Since the Brexit referendum, the EU has extended the Brexit deadline several times to allow the UK parliament to ratify a withdrawal agreement, and most recently, under current Prime Minister Boris Johnson, the House of Commons passed the Brexit deal on December 20, 2019. The European Parliment ratified the Brexit deal, and on January 31, 2020, the UK formally left the EU. The UK will now enter into a transition period until December 31, 2020, where agreements surrounding trade and other aspects of the UK's future relationship with the EU will be formalized. It is unclear what form the future relationship between the UK and the EU will take, and it may have a significant impact on the economies of the UK and EU, as well as the broader global economy, which may cause increased volatility and illiquidity. Failure to come to terms on a free trade deal could result in checks and tariffs on UK goods traveling to the EU and thus prolong economic uncertainty. Additionally, volatility in the Chinese stock markets and global markets for commodities and as a result of global health emergencies may affect other financial markets worldwide. We cannot predict the effects of these or similar events in the future on the United States and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Events outside of our control, including public health crises, may negatively affect the results of our operations.
Periods of market volatility may continue to occur in response to pandemics or other events outside of our control. These types of events could adversely affect our operating results. For example, in December 2019, a novel strain of coronavirus surfaced in Wuhan, China, which has resulted in the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories across China. As the potential impact on global markets from the coronavirus is difficult to predict, the extent to which the coronavirus may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the coronavirus and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results.
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
Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.
Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.
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
A significant amount of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.
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
Our board of directors may change our investment objectives, operating policies and strategies without prior notice or stockholder approval.
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
OFS Advisor has provided us with expense support under the Expense Support Agreement that ensures no portion of our distributions to stockholders will be paid from Offering proceeds, and provides for expense-reduction payments to us in any quarterly period in which our cumulative distributions to stockholders exceed our cumulative distributable ordinary income and net realized gains. We may become obligated to reimburse OFS Advisor for expense support payments, conditioned upon maintenance of our per-share distribution rate and our realization of improved unsupported expense ratios. See “Item 8 – Financial Statements – Note 3. Related Party Transactions."
We are subject to risks related to corporate social responsibility.
Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.
Risks Related to BDCs
Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital. As a BDC, we will need to raise additional capital, which will expose us to risks, including the typical risks associated with leverage.
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, as modified by the SBCAA, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets decline, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.
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
Borrowers of broadly syndicated loans may be permitted to designate unrestricted subsidiaries under the terms of their financing agreements, which would exclude such unrestricted subsidiaries from restrictive covenants under the financing agreement with the borrower. Without restriction under the financing agreement, the borrower could take various actions with respect to the unrestricted subsidiary including, among other things, incur debt, grant security on its assets, sell assets, pay dividends or distribute shares of the unrestricted subsidiary to the borrower’s shareholders. Any of these actions could increase the amount of leverage that the borrower is able to incur and increase the risk involved in our investments in broadly syndicated loans accordingly.
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
We are a non-diversified management investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer.
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
As of December 31, 2019, our investments in the health care and social assistance sector represented 16.9% of our total portfolio at fair value. Our investments in the health care and social assistance sector, which include portfolio companies providing services such as child care, home healthcare, substance abuse treatment and mental health outpatient treatments, are subject to substantial risks. Our portfolio companies in the health care and social assistance sector are often subject to various federal, state and local laws, as well as a variety of regulatory provisions related to zoning, sanitation, licensing, curriculum, health and safety, among others. The laws and rules governing the business of social assistance companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. In particular, policies and regulations regarding government and third-party reimbursement and insurance coverage of in-home healthcare and mental health and substance abuse treatment fluctuate often. Existing or future laws and rules could force our portfolio companies in the health care and social assistance sector to change how they do business, restrict revenue, increase costs, change reserve levels, change business practices and increase liability in federal and state courts. Participants in the health care and social assistance industry may be subject to certain claims, allegations or litigation involving the care, development and supervision of patients and clients. Such claims, allegations or litigation could significantly damage the reputation of the provider and have adverse effects on the social assistance industry, the financial condition of our portfolio companies, and in turn, our returns, even if such claims, allegations or litigation are proven false.
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
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. As a result of this transition, interest rates on financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our financial instruments tied to LIBOR rates. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain.

Additionally, on July 12, 2019 the Staff of the SEC’s Division of Corporate Finance, Division of Investment Management, Division of Trading and Markets, and Office of the Chief Accountant issued a statement about the potentially significant effects on financial markets and market participants when LIBOR is discontinued in 2021 and no longer available as a reference benchmark rate. The Staff encouraged all market participants to identify contracts that reference LIBOR and begin transitions to alternative rates. On December 30, 2019, the SEC’s Chairman, Division of Corporate Finance and Office of the Chief Accountant issued a statement to encourage audit committees in particular to understand management’s plans to identify and address the risks associated with the elimination of LIBOR, and, specifically, the impact on accounting and financial reporting and any related issues associated with financial products and contracts that reference LIBOR, as the risks associated with the discontinuation of LIBOR and transition to an alternative reference rate will be exacerbated if the work is not completed in a timely manner.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, or on our overall financial condition or results of operations. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.
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
We expect to use debt financing and issue additional securities to fund our growth, if any. We cannot assure investors that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. As a BDC, we are generally be required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 150% at the time we issue any debt or preferred stock. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. In addition, as a BDC, we will generally not be permitted to issue common stock priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.
On November 6, 2018, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board approved the application of a reduced 150% asset coverage ratio to us. In accordance with the SBCAA, we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, the asset coverage ratio test applicable to us decreased from 200% to 150%, effective November 6, 2019.
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
Our Unsecured Note is effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future and will rank pari passu with, or equal to, all outstanding and future unsecured, unsubordinated indebtedness issued by us and our general liabilities.
Our Unsecured Note is not secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the Unsecured Note is effectively subordinated to any secured indebtedness we have outstanding (including the PWB Credit

Facility (as defined hereinafter) or that we may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holder of the Unsecured Note.
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
The Company does not currently qualify as a “publicly offered regulated investment company,” as defined in the Code. Accordingly, stockholders will be taxed as though they received a distribution of some of the Company’s expenses. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. The Company anticipates that it will not qualify as a publicly offered RIC for the 2020 tax year, and the Company cannot determine when it will qualify as a publicly offered RIC. Since the Company is not a publicly offered RIC, a non-corporate stockholder’s allocable portion of the Company’s affected expenses, including a portion of its management fees, will be treated as an additional distribution to the stockholder. A non-corporate stockholder’s allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such stockholders.

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
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2019. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is currently no market for our common stock, nor can we give any assurance that one will develop. Until a market for our common stock develops, it may only be offered and sold in transactions exempt from registration under the Securities Act under Section 4(2) and Regulation D.
Stockholders
As of March 19, 2020, there were 451 holders of record of our stock.
Issuer Purchases of Equity Securities
On November 6, 2018, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our board of directors approved the application of a reduced 150% asset coverage ratio to us. In accordance with the SBCAA, we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, the asset coverage ratio test applicable to us decreased from 200% to 150%, effective November 6, 2019.
The following table summarizes the common stock repurchases by us as of December 31, 2019:

	Number of Shares	Amount
November 6, 2018 through December 31, 2018	18,425	$243,030
January 1, 2019 through March 31, 2019 (1)	—	—
April 1, 2019 through June 30, 2019	16,435	218,117
July 1, 2019 through September 30, 2019	7,407	97,112
October 1, 2019 through December 31, 2019	15,597	204,317
(1) Our February 11, 2019 tender offer that was originally scheduled to end on March 27, 2019, was amended to extend the offer period to April 5, 2019. On April 5, 2019, we validly repurchased 7,407 shares.
Sales of Unregistered Securities
During the year ended December 31, 2019, we issued and sold 460,414 shares of our common stock for gross proceeds of $6,500,527 or a weighted average price of $14.12 per share.
The offer and sale of the Company’s Common Stock in the private placement was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of, and Rule 506 of Regulation D under, the Securities Act. We paid $297,881 in commissions in connection with the sale of the shares. OFS Advisor paid commissions of $122,036.
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
Distributions in excess of our current and accumulated ICTI are reported as returns of capital; the tax treatment to the stockholder will depend on a variety of factors including the stockholder’s tax basis in our shares. The determination of the tax attributes of our distributions is made annually as of the end of the year, and is based on our taxable income for the full year and distributions paid for the full year; therefore, determinations made on a quarterly basis may not be representative of the tax attributes of our distributions to stockholders. Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-

capital surplus, which is a nontaxable distribution) is mailed to our U.S. stockholders. For the year ended December 31, 2019, all of our distributions were paid from ordinary income.

Item 6.	Selected Consolidated Financial Data
The following selected financial and other data for the years ended December 31, 2019, 2018, 2017, 2016 and period December 8 (inception) through December 31, 2015 are derived from our consolidated financial statements. The selected financial and other data for the year ended December 31, 2019 have been audited by KPMG LLP, our independent registered public accounting firm. The selected financial and other data for the year ended December 31, 2018, 2017, 2016 and period December 8 (inception) through December 31, 2015 have been audited by BDO USA, LLP, our former independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this annual report on Form 10-K.

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	December 8 (inception) through December 31, 2015
Statement of Operations Data:
Total investment income	$3,527,589	$1,692,444	$197,048	$993	$—
Total expenses	1,471,509	562,988	(22,290)	14,468	—
Net investment income (expense)	2,056,080	1,129,456	219,338	(13,475)	—
Net unrealized appreciation (depreciation) on investments, net of taxes	(103,642)	(578,478)	13,475	152	—
Net realized gains on investments	52	1,414	—	—	—
Net increase (decrease) in net assets resulting from operations	1,952,490	552,392	232,813	(13,323)	—
Per share data:
Net asset value	$13.00	$13.00	$13.33	$13.33	$15.00
Net investment income (expenses)	1.00	0.88	0.61	(0.54)	—
Net unrealized appreciation (depreciation) on investments	(0.05)	(0.45)	0.04	0.01	—
Net increase (decrease) in net assets resulting from operations	0.95	0.43	0.65	(0.53)	—
Distributions declared (1)	1.05	1.05	1.05	—	—
Balance sheet data at period end:
Investments, at fair value	$40,124,923	$28,101,501	$5,138,659	$98,652	$—
Cash and cash equivalents	8,814,578	1,250,296	6,259,541	974,312	—
Other assets	157,584	317,775	381,598	299,357	150
Total assets	49,097,085	29,669,572	11,779,798	1,372,321	150
Total liabilities	19,976,579	6,031,688	509,766	327,294	—
Total net assets	29,120,506	23,637,886	11,270,032	1,045,027	150
Other data (unaudited):
Weighted average yield on performing debt investments (2)	10.24%	10.92%	10.50%	9.20%	—%
Number of portfolio companies at end of year	34	31	13	1	—

(1) The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. For the years ended December 31, 2019, 2018 and 2017, all of our distributions were paid from ordinary income.

(2) The weighted average yield on our debt investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion Net Loan Fees divided by (b) amortized cost of our debt investments as of the balance sheet date, excluding debt investments in non-accrual status as of the balance sheet date.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our limited experience operating a BDC, or qualifying and maintaining our status as a RIC under Subchapter M of the Code;

•	our dependence on key personnel;

•	our ability to maintain or develop referral relationships;

•	our limited operating history;

•	the ability of OFS Advisor to identify, invest in and monitor companies that meet our investment criteria;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM;

•	constraint on investment due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	the use of borrowed money to finance a portion of our investments;

•	our increased ability to incur additional leverage pursuant to the SBCAA, and the impact of such leverage on our net investment income and results of operations;

•	competition for investment opportunities;

•	our ability to raise debt or equity capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	interest rate volatility, including the decommissioning of LIBOR;

•	the general economy and its impact on the industries in which we invest;

•	uncertain valuations of our portfolio investments; and

•	the effect of new or modified laws or regulations governing our operations.
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

Critical Accounting Policies and Significant Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. Critical accounting policies are those that require management to make subjective or complex judgments about the effect of matters that are inherently uncertain and may change in subsequent periods. Changes that may be required in the underlying assumptions or estimates in these areas could have a material impact on our current and future financial condition and results of operations.
Our critical accounting policies and estimates are those relating to revenue recognition, expense limitation agreements and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board of Directors. For a descriptions of our revenue recognition and fair value policies, see "Item 8 – Financial Statements – Note 2. Summary of Significant Accounting Policies."
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
The revenue recognized on these Instruments is a function of the fee or other consideration allocated to them, including amounts allocated to loan syndication fees at the time of acquisition. Additionally, subsequent amendments to these Instruments can involve both:

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
Expense Limitation Agreements
We benefit from two expense limitation agreements with OFS Advisor: portions of the Investment Advisory Agreement, which limit our liability to reimburse OFS Advisor for organization and offering expenses it incurs on our behalf, and the Expense Support Agreement. See “Item 8 – Financial Statements – Note 3. Related Party Transactions.”
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
We regularly evaluate the Investment Advisory Agreement’s conditions for reimbursement, and have concluded the expense-reduction recognition it has been given is appropriate because the substantive conditions for recognition of liability by the Company—specifically, the sale of shares from whose proceeds the Advisor will be paid for unreimbursed costs—have not been satisfied.
Fair value estimates
As discussed more fully in “Item 8 – Financial Statements – Note 2. Summary of Significant Accounting Policies.” GAAP requires us to categorize fair value measurements according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). All of our investments carried at fair value are classified as Level 2 and Level 3, with a significant portion of our investments classified as Level 3. We typically do not hold equity securities or other instruments that are actively traded on an exchange.
As described in “Item 8 – Financial Statements – Note 5. Fair Value of Financial Instruments.” we follow a process, under the supervision and review of the Board, to determine these unobservable inputs used to calculate the fair value of our investment. The most significant unobservable inputs in the Level 3 fair value measurement are the discount rates and EBITDA multiples. Investments classified as Level 2 are measured on the basis of NBIB provided by pricing services.
Our discounted cash flow valuations involve a determination of discount rate commensurate with the risk inherent in each investment. Management uses two primary methods to estimate discount rates: a method based upon a hypothetical recapitalization of the entity given its current operating performance and current market conditions; and a synthetic debt rating method, which assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and then estimates the discount rate based on observed market yields for actual rated debt. Management may also use a relative value method to estimate yields, which involves measuring the discount rate of non-traded subject debt investments based on an expected or assumed relationship between NBIB or observed prices on traded debt and the subject debt for a portfolio company. All methods for estimating the discount rate generally involve calibration of the internal rate of return on the subject investment at close or purchase date to the observable inputs utilized in each method as of or near that date. These methods generally produce a range of discount rates, and we generally select the midpoint of the range for use in fair value measures, subject to limitations on the basis of the borrowers' ability to prepay the debt without penalty.
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
The following table illustrates the sensitivity of our fair value measures if we selected the low or high end of the range for all investments at December 31, 2019:

	Fair Value at December 31, 2019	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior Secured	$31,969,992	$31,528,483	$32,437,537
Senior Secured (valued at Transaction Price)	5,983,354	5,983,354	5,983,354
Subordinated	1,384,896	1,350,323	1,419,469

Equity investments:
Preferred equity	201,006	201,006	201,006
Common equity and warrants	585,675	496,378	674,972
	$40,124,923	$39,559,544	$40,716,338

Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:

•
The Investment Advisory Agreement with OFS Advisor to manage our operating and investment activities. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. See “Item 1 – Business - Management and Other Agreements” and “Item 8 – Financial Statements – Note 3. Related Party Transactions.”

•
The Administration Agreement with OFS Capital Services, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See “Item 1 – Business - Management and Other Agreements" and “Item 8 – Financial Statements – Note 3. Related Party Transactions.”

•
Expense Limitation Agreements: OFS Advisor limits the Company's incurred expenses under two agreements: the Investment Advisory Agreement, which contains provisions limiting organization and offering costs, and Contractual Issuer Expenses; and an Expense Support Agreement, which limits all other operating expenses. Both agreements contain conditions under which we may become obligated to reimburse OFS Advisor for expense limitations provided thereunder. See “Item 1 – Business - Management and Other Agreements” and “Item 8 – Financial Statements – Note 3. Related Party Transactions.”

OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs managed by OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser or collateral manager to CLOs and other assets, including OFS Capital, a publicly-traded BDC with an investment strategy similar to the Company, as well as OCCI. OFS Advisor provides sub-advisory services to CMFT Securities Investments, LLC, a Delaware limited liability company which is a wholly owned subsidiary of CIM Real Estate Finance Trust, Inc., a Maryland corporation that qualifies as a real estate investment trust. Additionally, OFS Advisor expects to provide sub-advisory services to CIM Real Assets & Credit Fund, a newly organized externally managed registered investment company that intends to operate as an interval fund that expects to invest primarily in a combination of real estate, credit and related investments.
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On October 12, 2016, we received the Order from the SEC to permit us to co-invest in portfolio companies with certain BDCs, registered investment companies and private funds managed by OFS Advisor, or any adviser that controls, is controlled by, or is under common control with, OFS Adviser and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, in a manner consistent with our investment strategy as well as applicable law, including the terms and conditions of the Order. Pursuant to the Order, we are generally permitted to participate in a co-investment transaction if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. We have applied for the New Order, which, if granted, would supersede the Order and would permit us greater flexibility to enter into co-investment transactions. There can be no assurance that we will obtain such new exemptive relief from the SEC.
Conflicts may arise when an account managed by OFS Advisor makes an investment in conjunction with an investment being made by another account managed by OFS Advisor or an affiliate of OFS Advisor (each, an "Affiliated Account"), or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Questions arise as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced. See "Item 1A. Business — Conflicts of Interest" and "Item 1A. Risk Factors — Risks Related to Our Business and Structure  — We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients."
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
As of December 31, 2019, the fair value of our debt investment portfolio totaled $39,338,242 in 33 portfolio companies, of which 96% and 4% were senior secured loans and subordinated loans, respectively. We also held $786,681 in equity investments, at fair value, in five portfolio companies in which we also held debt investments and one portfolio company we solely held an equity investment. We had unfunded commitments of $142,857 to two portfolio companies at December 31, 2019. Set forth in the tables and charts below is selected information with respect to our portfolio as of December 31, 2019 and 2018.

The following table summarizes the composition of our investment portfolio as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$38,648,951	$37,953,346	$26,920,483	$26,391,677
Subordinated debt investments	1,478,811	1,384,896	1,458,663	1,450,840
Preferred equity investments	191,409	201,006	—	—
Common equity investments	450,958	585,675	284,489	258,984
	$40,770,129	$40,124,923	$28,663,635	$28,101,501
Total number of portfolio companies	34	34	31	31

(1)
Includes debt investment in which we have entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. At December 31, 2019, the amortized cost and fair value of this investment was $6,067,017, respectively and $6,038,539, respectively.

As of December 31, 2019, our investment portfolio’s three largest industries by fair value, were (1) Wholesale Trade(17.5%), (2) Health Care and Social Assistance (16.9%) and (3) Manufacturing (13.7%), totaling approximately 48.1% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Item 8 – Financial Statements–Note 4. Investments."
The following table presents our debt investment portfolio by investment size as of December 31, 2019 and 2018:

	Amortized Cost				Fair Value
	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
Up to $500,000	$1,939,554	4.8%	$2,563,895	9.0%	$1,971,485	5.0%	$2,522,546	9.1%
$500,000 to $1,000,000	5,797,763	14.5	11,789,664	41.6	6,109,889	15.5	11,610,465	41.7
$1,000,000 to $1,500,000	13,360,333	33.3	6,584,362	23.2	12,288,928	31.2	5,020,067	18.0
Greater than $1,500,000	19,030,112	47.4	7,441,225	26.2	18,967,940	48.3	8,689,439	31.2
Total	$40,127,762	100.0%	$28,379,146	100.0%	$39,338,242	100.0%	$27,842,517	100.0%
The following table displays the composition of our debt investment portfolio by weighted average yield as of December 31, 2019, and 2018:

	December 31, 2019			December 31, 2018
	Senior Secured	Subordinated	Total	Senior Secured	Subordinated	Total
Weighted Average Yield - Performing Debt Investments (1)	Debt	Debt	Debt	Debt	Debt	Debt
Less than 8%	1.7%	—%	1.7%	2.1%	—%	2.0%
8% - 10%	45.9	—	44.2	30.7	—	29.1
10% - 12%	47.1	—	45.3	46.8	—	44.4
12% - 14%	5.3	100.0	8.8	20.4	100.0	24.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield - performing debt investments (1)	10.15%	12.57%	10.24%	10.82%	12.62%	10.92%
Weighted average yield - total debt investments (2)	10.00%	12.57%	10.09%	10.82%	12.62%	10.92%
(1) The weighted average yield on our performing debt investments is computed as (a) the annual stated accruing interest on our debt investments plus the annualized accretion of Net Loan Fees divided by (b) the amortized cost of our debt investments excluding debt investments in non-accrual status as of the balance sheet date.

(2) The weighted average yield on our total debt investments is computed as (a) the annual stated accruing interest on debt investments plus the annualized accretion of Net Loan Fees and (b) the sum of the amortized cost of our debt including debt investments in non-accrual status as of the balance sheet date.
As of December 31, 2019 and 2018, floating rate loans at fair value were 96% and 95% of our debt investment portfolio, respectively, and fixed rate loans at fair value were 4% and 5% of our debt investment portfolio, respectively.
Non-Accrual Loans
At December 31, 2019, we had loans to one portfolio company (Constellis Holdings, LLC) on non-accrual status with respect to all interest and Net Loan Fee amortization, with an aggregate amortized cost and fair value of $577,810 and $32,579, respectively. The change to non-accrual status for our investment in Constellis Holdings, LLC was effective November 1, 2019.

Investment Activity
The following is a summary of our investment activity for the year ended December 31, 2019:

	Year Ended December 31, 2019
	Debt Investments	Equity Investments
Investments in new portfolio companies	$11,228,171	$357,878
Investments in existing portfolio companies:
Follow-on investments	5,504,512	—
Delayed draw / revolver funding	621,452	—
Total investments in existing portfolio companies	6,125,964	—
Total investments in new and existing portfolio companies	$17,354,135	$357,878
Number of new portfolio company investments	7	2
Number of existing portfolio company investments	11	—
Proceeds from principal payments	$4,163,149	$—
Proceeds from investments sold or redeemed	1,539,643	—
Total proceeds from principal payments, equity distributions and investments sold	$5,702,792	$—
Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring.” The following table shows the classification of our debt investments portfolio by risk category as of December 31, 2019 and 2018 (dollar amounts in thousands):

	As of December 31,
	2019		2018
Risk Category	Debt Investments, at Fair Value	% of Debt Investments	Debt Investments, at Fair Value	% of Debt Investments
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	1,036,579	2.6%	—	—%
3 (Average)	37,359,182	95.0%	27,842,517	100%
4 (Special Mention)	909,902	2.3%	—	—%
5 (Substandard)	10,079	—%	—	—%
6 (Doubtful)	22,500	0.1%	—	—%
7 (Loss)	—	—	—	—
	$39,338,242	100.0%	$27,842,517	100.0%

During the year ended December 31, 2019, we had a debt investment with a risk upgrade from risk category 3 to risk category 2 with a fair value of $1,036,579 at December 31, 2019. We had debt investments with risk rating downgrades from risk category 3 to risk category 4 with an aggregate fair value of $909,902 for the year ended December 31, 2019. We had a debt investment with risk rating downgrade from risk category 3 to risk category 5 with a fair value of $10,079 for the year ended December 31, 2019. We also had a debt investment with risk rating downgrade from risk category 3 to risk category 6 with a fair value of $22,500 for the year ended December 31, 2019.
Results of Operations
Key Financial Measures
The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
Total Investment Income. We generate revenue primarily in the form of interest income on debt investments and dividend income from our equity investments. Our debt investments typically have a term of three to eight years and bear interest at fixed and floating rates. In some cases, our investments provide for PIK interest or PIK dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash). We may also generate revenue in the form of management, valuation, and other contractual fees, which is recognized as the related services are rendered. In the general course of business, we receive certain fees from portfolio companies which are non-recurring in nature. Such non-recurring fees include prepayment fees on certain loans repaid prior to their scheduled due date, which are recognized as earned when received, and loan syndication fees from portfolio companies, which are recognized as earned upon closing of the investment. Net Loan Fees are capitalized, and accreted or amortized over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its amortized cost, we recognize the excess principal payment as income in the period it is received.
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
Comparison of the years ended December 31, 2019, 2018 and 2017
Operating results for the years ended December 31, 2019, 2018, and 2017:

	Years Ended December 31,
	2019	2018	2017
Total investment income	$3,527,589	$1,692,444	$197,048
Total operating expenses	2,691,878	1,695,400	1,415,285
Expense limitation under agreements with adviser	(1,220,369)	(1,132,412)	(1,437,575)
Net operating expenses (income)	1,471,509	562,988	(22,290)
Net investment income	2,056,080	1,129,456	219,338
Net unrealized gain (loss) on investments	(103,642)	(578,478)	13,475
Net realized gain on investments	52	1,414	—
Net increase in net assets resulting from operations	$1,952,490	$552,392	$232,813
Discussion of the years ended December 31, 2019, 2018, and 2017
Investment Income
Investment income for the years ended December 31, 2019, 2018, and 2017:

	Years Ended December 31,
	2019	2018	2017
Investment income
Interest income	$3,429,780	$1,620,644	$188,148
Payment-in-kind dividend income	—	2,630	4,007
Fee income	97,809	69,170	4,893
Total investment income	$3,527,589	$1,692,444	$197,048
Investment income for the years ended December 31, 2019, 2018, and 2017, consisted primarily of interest income on our debt investments. Growth in investment income for the year ended December 31, 2019, is due to the deployment of funds raised through our Offering and the deployment of funds from the PWB Credit Facility and the Unsecured Note into portfolio securities. Fee income increased in 2019 due to syndication fees in which OFS Advisor sourced, structured, and arranged the lending group, and for which we were additionally compensated.

Gross Expenses
Our gross expenses are limited under the Investment Management Agreement and the Expense Support Agreement; see "—Expense Limitations." Investment expenses shown with respect to each governing expense limitation agreement

	Years Ended December 31,
	2019	2018	2017
Expenses subject to limitation under Investment Advisory Agreement:
Amortization of deferred offering costs	$180,872	$171,649	$322,096
Contractual issuer expenses	7,659	14,963	54,854
Total expenses subject to limitation under Investment Advisory Agreement:	188,531	186,612	376,950
Expenses subject to limitation under Expense Support Agreement:
Interest expense	427,432	61,259	—
Management fees	405,282	183,011	22,765
Incentive fees	195,720	—	—
Administration fees	675,155	581,294	368,901
Professional fees	534,433	430,107	416,012
Insurance expense	76,550	82,026	111,392
Transfer agent fees	102,068	80,020	56,348
Other expenses	86,708	91,071	62,917
Total expenses subject to limitation under Expense Support Agreement	2,503,348	1,508,788	1,038,335
Total expenses	$2,691,878	$1,695,400	$1,415,285
Expenses Limited under the Investment Management Agreement
Offering expenses. We incurred offering costs of $297,776, $134,375 and $153,908 during the years ended December 31, 2019, 2018 and 2017, respectively. Offering costs incurred prior to the commencement of the Offering on July 18, 2016, were deferred and then amortized on a straight-line basis over twelve months from July 18, 2016. All offering costs incurred subsequent to July 18, 2016, are deferred and amortized over a twelve month period from the date incurred. Offering costs in these periods consist of professional fees of attorneys and others related to the preparation of our private placement memorandum and our dealer-manager agreement, due diligence activities, and fees related to development of marketing plans and materials for our common stock.
Amortization of offering costs were $180,872, $171,649 and 322,096 for the years ended December 31, 2019, 2018 and 2017, respectively.
Contractual issuer expenses. We incurred contractual issuer expenses of $7,659, $14,963 and $54,854 for the years ended December 31, 2019, 2018 and 2017, respectively, related to salaries and direct expenses of personnel of OFS Advisor and its affiliates directly involved in the activities enumerated above in organization expenses and offering expenses.
Expenses Limited under the Expense Support Agreement
Interest expense. We incurred interest expense of $427,432, $61,259 and $0 for the years ended December 31, 2019, 2018 and 2017, respectively. The increase in interest expense related to an increase in average dollar borrowings under the PWB Credit Facility and the issuance of the Unsecured Note in November 2019.
Management fees. Management fees were $405,282, $183,011, and $22,765 for the years ended December 31, 2019, 2018 and 2017, respectively. The increase in management fees were due to an increase in our average total assets, primarily due to an increase in net investment activity from the utilization of the PWB Credit Facility, the proceeds from the issuance of the Unsecured Note and proceeds from the issuance of common stock.
Incentive fees. Incentive fees were $195,720, $0 and $0 for the years ended December 31, 2019, 2018 and 2017, respectively. The increase in incentive fees were due to a $926,620 increase in net investment income relating to the increase in earnings due to the size of the investment portfolio.
Administrative fees. Administrative fees were $675,155, $581,294 and $368,901 for the years ended December 31, 2019, 2018 and 2017, respectively, primarily related to accounting and record-keeping services, preparation and filing of required periodic reports with the SEC, and research. The increase was primarily due to an increase in the aforementioned administration services due to an increased level of investment activity and other fund operations.
Professional fees. We incurred professional fees of $534,433, $430,107 and $416,012 for the years ended December 31, 2019, 2018 and 2017, respectively, primarily comprised of consulting fees and professional fees of our attorneys, independent registered public accounting firm and third-party valuation service provider. The increase was primarily due to an increase in the aforementioned professional services due to an increased level of investment activity and other fund operations.
Insurance. transfer agent and other expenses. We incurred insurance, transfer agent and other expenses of $265,326, $253,117 and $230,657 for the years ended December 31, 2019, 2018 and 2017 respectively. The increase of $12,209 during the year ended December 31, 2019 from the prior year primarily consisted of an increase in transfer agent fees due to additional services provided in relation to our quarterly tender offers.
Expense Limitations
Expense Limitations under Investment Advisory Agreement. We reimbursed OFS Advisor $96,837 and $207,734 for organization and offering expenses and Contractual Issuer Expenses during the years ended December 31, 2019 and 2018, respectively.
We are conditionally obligated to pay OFS Advisor up to 1.5% of the gross proceeds raised in the Offering until all reimbursable organization and offering costs and Contractual Issuer Expenses paid by OFS Advisor and its affiliates have been recovered. Reimbursable organization and offering costs, and Contractual Issuer Expenses were $663,535 as of December 31, 2019.
The determination of expense limitations under the Investment Advisory Agreement is presented below:

	Year ended December 31,
	2019	2018	2017
Total Expenses limited under Investment Advisory Agreement	$188,530	$186,612	$376,950
Organization costs, amortization of deferred offering costs, and contractual issuer expenses reimbursed and incurred	(96,836)	(207,734)	(161,019)
Net organization and offering costs, and Contractual Issuer Expenses limitations (reimbursements) under the Investment Advisory Agreement	$91,694	$(21,122)	$215,931
Expense Limitations under Expense Support Agreement
All other gross operating expenses (operating expenses exclusive of organization and offering expenses, and contractual issuer expenses, and before limitations) are subject to limitation under the Expense Support Agreement. OFS Advisor's obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to unsupported investment company taxable income (expense) and the amount of the declared distribution; the Expense Support Agreement provides expense support such that distributions are not paid from Offering proceeds. The determination of expense limitation under the Expense Support Agreement for the years ended December 31, 2019, 2018, and 2017 are presented below:

	Years Ended December 31,
	2019	2018	2017
Total investment income	$3,527,589	$1,692,444	$197,048
Expenses limited under the Expense Support Agreement(1):
Interest expense, base management fees, and incentive fees	1,028,434	244,270	22,765
Other operating expenses as defined in the Expense Support Agreement (2)	1,474,914	1,264,518	1,015,570
Total expenses limited under the Expense Support Agreement	2,503,348	1,508,788	1,038,335
Net investment income (loss) prior to limitation	1,024,241	183,656	(841,287)
Temporary differences in recognition of ICTI and GAAP net investment income (3)	—	(4,007)	4,007
Realized gains in ICTI	(54)	(1,414)	—
Unsupported ICTI prior to expense limitation	1,024,295	189,077	(845,294)
Declared distributions	2,152,970	1,342,611	376,350
Expense limitation under Expense Support Agreement	$1,128,675	$1,153,534	$1,221,644
(1) Expense limitation under Expense Support Agreement excludes organization costs, amortization of deferred offering costs, Contractual Issuer Expenses, and the related expense support under the Investment Advisory Agreement as such expenses are generally excluded from the determination of ICTI. See "Item 8 – Financial Statements – Note 8. Federal Income Tax."
(2)    Generally defined in the Expense Support Agreement as our operating expenses determined in accordance with GAAP excluding organization and offering expenses, Contractual Issuer Expenses, interested expenses, and base management fees, and incentive fees. The annualized ratio of other operating expenses to net assets for the period support in which support is provided and the annual ratio for the year in which support is provided constitute conditions for reimbursement to OFS Advisor. See "Item 8 – Financial Statements – Note 3. Related Party Transactions."
(3)    PIK dividends are excluded from the determination of ICTI.

Expense support provided by OFS Advisor or its affiliates is reimbursable for three years from the date incurred. Expense limitation under both the Investment Advisory Agreement and the Expense Support Agreement is cancelable at any time.
Liquidity and Capital Resources
Sources and Uses of Cash and Cash Equivalents
We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, including net amounts received from OFS Advisor, (iii) the PWB Credit Facility and any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks, including the PWB Credit Facility, and issuances of senior securities. Our primary use of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying OFS Advisor), (iii) debt service of any borrowings, including the Unsecured Note, and (iv) cash distributions to the holders of our stock. Principal sources and uses of cash and liquidity are presented below:

	Years Ended December 31,
	2019	2018	2017
Cash from net investment income	2,069,619	$1,319,405	$158,528
Net purchases and origination of portfolio investments	(8,413,831)	(22,735,176)	(5,115,300)
Net cash used in operating activities	(6,344,212)	(21,415,771)	(4,956,772)
Net proceeds from issuances of common stock	6,202,646	13,401,109	10,426,740
Repurchase of common stock	(519,546)	(243,030)	—
Proceeds from unsecured note, net of discount and offering costs	14,690,655	—	—
Net borrowings under revolving line of credit	(4,400,000)	4,400,000	—
Payment of debt issuance costs	(50,780)	(62,750)	—
Cash distributions paid	(2,014,479)	(1,088,803)	(184,737)
Net cash provided by financing activities	13,908,496	16,406,526	10,242,003
Net increase (decrease) in cash and cash equivalents	$7,564,284	$(5,009,245)	$5,285,231
We used $6,344,212 and $21,415,771 in cash from operating activities for the years ended December 31, 2019 and 2018, respectively. The decrease in cash used in operations compared to prior year was primarily due to a decrease of $14,321,345 in net purchases of portfolio investments. Net cash used in operating activities benefited from the positive cash flow impact of expenses limitations under the Investment Advisory Agreement and the Expense Support Agreement of $1,220,369 and $1,132,412 for the years ended December 31, 2019 and 2018, respectively, which reduced the net amount paid to OFS Advisor and affiliates. Expense support and limitation under both the Investment Advisory Agreement and the Expense Support Agreement is cancelable at any time.
We raised net proceeds from our Offering of $6,202,646 and $13,401,109 during the years ended December 31, 2019 and 2018, respectively.
Subsequent to December 31, 2019, we paid a $583,912 distribution to our common stockholders and sold an additional 10,972 shares of our common stock for net proceeds of $144,200.
Borrowings
PWB Credit Facility: We are party to a BLA with Pacific Western Bank, as lender, to provide us with a senior secured revolving credit facility, or PWB Credit Facility. The PWB Credit Facility is available for general corporate purposes including investment funding. The maximum availability of the PWB Credit Facility is equal to 35% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-

default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of December 31, 2019, we were in compliance with the applicable covenants.
The key terms of the PWB Credit Facility as of December 31, 2019 are as follows:

	Maximum Availability	Floor Rate	Interest Rate	Unused Fee	Maturity Date
PWB Credit Facility	$10,000,000	5.50%	Prime + 0.75%	0.50%	February 28, 2021
Availability under the PWB Credit Facility was $10.0 million, based on the stated advance rate of 35% under the borrowing base, and the $-0- million outstanding as of December 31, 2019.
Unsecured Note: On November 27, 2019, we entered into an agreement with a qualified institutional investor ("Note Purchase Agreement") pursuant to which we issued the Unsecured Note. The purchase price of the Unsecured Note was $14,700,000 after deducting the offering price discount. The Unsecured Note has a fixed interest rate of 6.50% and is due on November 27, 2024, unless redeemed, purchased or prepaid prior to such date by us or its affiliates in accordance with its terms. Interest on the Unsecured Note will be due quarterly. In addition,we are obligated to repay the Unsecured Note at par if certain change in control events occur. The Unsecured Note is a general unsecured obligation that ranks pari passu with all outstanding and future unsecured unsubordinated indebtedness we may issue.
The Note Purchase Agreement contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a business development company within the meaning of the Investment Company Act of 1940, as amended, and minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, certain judgements and orders, and certain events of bankruptcy.

As of December 31, 2019, the Unsecured Note had the following terms and balances:

	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate	Effective Interest Rate (1)	Maturity	2019 Interest Expense (2)
Unsecured Note	$15,000,000	$303,450	6.50%	6.92%	11/27/24	$97,979
(1) The effective interest rate on the Unsecured Note includes deferred debt issuance cost amortization.
(2) Interest expense includes debt issuance costs amortization of $5,895 for the year ended December 31, 2019.
The average dollar borrowings and average interest rate for all of our debt the years ended December 31, 2019, 2018, and 2017, were as follows:

Year ended	Average Dollar Borrowings	Weighted Average Interest Rate
December 31, 2019	$5,396,301	7.92%
December 31, 2018	514,930	6.88
December 31, 2017	—	—
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

On November 6, 2018, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our board of directors approved the application of a reduced 150% asset coverage ratio to us. In accordance with the SBCAA, we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, the asset coverage ratio test applicable to us decreased from 200% to 150%, effective November 6, 2019. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
Contractual Obligations
On July 15, 2016, we, with approval by our board of directors, entered into the Investment Advisory Agreement, the Expense Support Agreement and the Administration Agreement. The Investment Advisory Agreement became effective as of August 30, 2016, the date that we satisfied the Minimum Offering Requirement and was continued on April 4, 2019. See “Item 8 – Financial Statements – Note 3. Related Party Transactions.”
Off-Balance Sheet Arrangements
OFS Advisor and its affiliates have incurred organizational and offering costs, and Contractual Issuer Expenses related to the Company of which $663,534 and $1,001,252 were unreimbursed as of December 31, 2019 and 2018, respectively. We remain conditionally liable for organization and offering costs incurred by OFS Advisor and its affiliates on our behalf. See “Item 8 – Financial Statements – Note 3. Related Party Transactions.”
OFS Advisor has provided operating expense support of $3,503,848 and $2,782,125 as of December 31, 2019 and 2018, respectively. We remain conditionally liable for operating expense support provided by OFS Advisor. See “Item 8 – Financial Statements – Note 3. Related Party Transactions.”
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $142,857 of total unfunded commitments to two portfolio companies at December 31, 2019.
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
Our board of directors maintains a variable dividend policy with the objective of distributing four quarterly distributions in an amount not less than 90-100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, we may also pay an additional special dividend, or fifth dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities–Distributions." Our distributions for the years ended December 31, 2019, 2018 and 2017, were comprised entirely of ordinary income.

The following table reflects the cash distributions per share that we declared on our common stock during the years ended December 31, 2019, 2018, and 2017 respectively. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Monthly Amount Per Share	Cash Distribution
Year ended December 31, 2019
January 29, 2019	January 29, 2019, February 26, 2019, March 27, 2019	April 15, 2019	$0.0875	$489,715
April 26, 2019	April 26, 2019, May 29, 2019, June 26, 2019	July 15, 2019	0.0875	514,644
July 29, 2019	July 29, 2019 August 28, 2019, September 26, 2019	October 15, 2019	0.0875	564,699
October 29, 2019	October 29, 2019, November 26, 2019, December 29, 2019	January 15, 2020	0.0875	583,912
				$2,152,970
Year ended December 31, 2018
January 29, 2018	January 29, 2018, February 26, 2018, March 28, 2018	April 16, 2018	$0.0875	$234,076
April 26, 2018	April 26, 2018, May 29, 2018, June 27, 2018	July 16, 2018	0.0875	297,097
July 27, 2018	July 27, 2018, August 29, 2018, September 26, 2018	October 15, 2018	0.0875	366,019
October 29, 2018	October 29, 2018, November 28, 2018, December 27, 2018	January 15, 2019	0.0875	445,421
				$1,342,613
Year ended December 31, 2017
January 31, 2017	January 31, 2017	April 21, 2017	$0.0875	$6,859
February 27, 2017	February 28, 2017, March 31, 2017	April 21, 2017	0.0875	14,857
April 25, 2017	April 28, 2017, May 31, 2017, June 30, 2017	July 14, 2017	0.0875	38,753
July 31, 2017	July 31, 2017, August 31, 2017, September 29, 2017	October 16, 2017	0.0875	124,268
October 31, 2017	October 31, 2017, November 27, 2017, December 26, 2017	January 15, 2018	0.0875	191,613
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
Repurchase of common stock
On November 6, 2018, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our board of directors approved the application of a reduced 150% asset coverage ratio to us. In accordance with the SBCAA, we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, the asset coverage ratio test applicable to us decreased from 200% to 150%, effective November 6, 2019. Additionally, in November 2019, the Board approved an offering to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period.
The following table summarizes the common stock repurchases by us as of December 31, 2019:

	Number of Shares	Amount
November 6, 2018 through December 31, 2018	18,425	$243,030
January 1, 2019 through March 31, 2019 (1)	—	—
April 1, 2019 through June 30, 2019	16,435	218,117
July 1, 2019 through September 30, 2019	7,407	97,112
October 1, 2019 through December 31, 2019	15,597	204,317
	57,864	$762,576
(1) Our February 11, 2019 tender offer that was originally scheduled to end on March 27, 2019, was amended to extend the offer period to April 5, 2019. On April 5, 2019, we validly repurchased 7,407 shares.

Recent Developments
On January 29, 2020, our Board declared a distribution of $0.0875 per common share, payable on April 15, 2020, to stockholders of record on each of January 29, 2020, February 26, 2020 and March 27, 2020.
On February 28, 2020, we commenced a tender offer pursuant to which we are offering to purchase up to 51,349 shares of our issued and outstanding common stock at a price equal to our net asset value per share on March 30, 2020.
Subsequent to December 31, 2019, we sold 10,972 common shares for net proceeds of $144,200.
On March 23, 2020, we determined to temporarily suspend our Offering, commencing with the closing scheduled for March 30, 2020. We intend to resume the Offering during April 2020.

We evaluated events subsequent to December 31, 2019 through March 25, 2020.  The spread of the COVID-19 coronavirus has created global economic uncertainties.  The potential impact on global markets from the coronavirus is difficult to predict, and the extent to which the coronavirus may negatively affect our operating results due to its impact on our portfolio holding companies and the duration of any potential business disruption is uncertain. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the coronavirus and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, may adversely affect our financial position, operating results and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of future funding and the valuation of our investment portfolio. As of December 31, 2019, 96% of our debt investments bore interest at floating interest rates and 4% of our debt investments bore interest at fixed rates, at fair value. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. A significant portion of our loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2019, substantially all of our floating rate loans were based on a floating LIBOR (not subject to a floor).
Our outstanding Unsecured Note bears interest at a fixed rate. Our PWB Credit Facility has a floating interest rate provision based on the Prime Rate with effective interest rates of 6.10% as of December 31, 2019.
Assuming that our balance sheet as of December 31, 2019, were to remain constant, and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Basis point increase	Interest income	Interest expense(1)	Net increase
50	$158,643	$—	$158,643
100	331,605	—	331,605
150	504,567	—	504,567
200	677,529	—	677,529
250	850,491	—	850,491

Basis point decrease	Interest income	Interest expense (1)	Net decrease
50	$(178,782)	$—	$(178,782)
100	(294,755)	—	(294,755)
150	(330,956)	—	(330,956)
200	(355,223)	—	(355,223)
250	(355,223)	—	(355,223)
(1) Our PWB Credit Facility had an outstanding balance of $-0- as of December 31, 2019, and therefore a change in the Prime Rate would not impact interest expense.
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

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Hancock Park Corporate Income, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of assets and liabilities of Hancock Park Corporate Income, Inc. and subsidiaries (the Company), including the consolidated schedule of investments, as of December 31, 2019, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments owned as of December 31, 2019, by correspondence with the custodian, loan agents, or portfolio companies, or by other appropriate auditing procedures where replies were not received. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Chicago, Illinois
March 25, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Hancock Park Corporate Income, Inc.
Chicago, Illinois
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of assets and liabilities of Hancock Park Corporate Income, Inc. (the “Company”), including the consolidated schedule of investments, as of December 31, 2018, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes, including the financial highlights for each of the three years in the period ended December 31, 2018 and the period from December 8, 2015 (inception) to December 31, 2015 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of their operations, the changes in their net assets, and their cash flows for each of the two years in the period ended December 31, 2018, and their financial highlights for each of the three years in the period ended December 31, 2018 and for the period from December 8, 2015 (inception) to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 by correspondence with the custodian, loan agent, portfolio companies, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Company’s auditor from 2015 to 2019.

Chicago, Illinois
March 29, 2019

Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities

	December 31,
	2019	2018
Assets:
Non-control/non-affiliate investments at fair value (amortized cost of $40,770,129 and $28,663,635, respectively)	$40,124,923	$28,101,501
Cash and cash equivalents	8,814,578	1,250,296
Interest receivable	116,040	192,295
Prepaid expenses and other assets	41,544	52,144
Total assets	$49,097,085	$29,596,236

Liabilities:
Revolving line of credit	$—	$4,400,000
Unsecured note (net of discount and deferred debt issuance costs of $303,450 and $-0-, respectively)	14,696,550	—
Payable for investment purchased	4,316,624	721,286
Due to adviser and affiliates (see Note 3)	107,024	162,997
Accrued professional fees	129,135	191,011
Distributions payable	583,912	445,421
Other liabilities	143,334	37,635
Total liabilities	19,976,579	5,958,350

Commitments and contingencies (Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized as of December 31, 2019 and 2018; 2,239,774 and 1,818,799 shares issued and outstanding as of December 31, 2019 and 2018, respectively	2,240	1,819
Paid-in capital in excess of par	29,786,761	24,200,918
Total distributable earnings (accumulated losses)	(668,495)	(564,851)
Total net assets	29,120,506	23,637,886

Total liabilities and net assets	$49,097,085	$29,596,236

Number of shares outstanding	2,239,774	1,818,799
Net asset value per share	$13.00	$13.00

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2019	2018	2017
Investment income
Interest income	$3,429,780	$1,620,644	$188,148
Payment-in-kind dividend income	—	2,630	4,007
Fee income	97,809	69,170	4,893
Total investment income	3,527,589	1,692,444	197,048

Operating expenses
Amortization of deferred offering costs	180,872	171,649	322,096
Contractual issuer expenses (see Notes 2 and 3)	7,659	14,963	54,854
Interest expense	427,432	61,259	—
Management fees	405,282	183,011	22,765
Incentive fees	195,720	—	—
Administrative fees	675,155	581,294	368,901
Professional fees	534,433	430,107	416,012
Insurance expense	76,550	82,026	111,392
Transfer agent expense	102,068	80,020	56,348
Other expenses	86,707	91,071	62,917
Total operating expenses	2,691,878	1,695,400	1,415,285
Less: Net expense limitation under agreements with adviser (see Notes 2 and 3)	(1,220,369)	(1,132,412)	(1,437,575)
Net operating expenses	1,471,509	562,988	(22,290)

Net investment income	2,056,080	1,129,456	219,338

Net realized and unrealized gain (loss) on investments
Net realized gain on investments	52	1,414	—
Net unrealized appreciation (depreciation), net of deferred taxes	(103,642)	(578,478)	13,475
Net gain (loss) on investments	(103,590)	(577,064)	13,475

Net increase in net assets resulting from operations	$1,952,490	$552,392	$232,813

Net investment income per common share - basic and diluted	$1.00	$0.88	$0.61
Net increase in net assets resulting from operations per common share - basic and diluted	$0.95	$0.43	$0.65
Distributions declared per common share	1.05	1.05	1.05
Basic and diluted weighted average shares outstanding	2,053,953	1,288,439	359,550

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at January 1, 2017	78,385	$78	$1,044,797	$152	$1,045,027
Net investment income	—	—	—	219,338	219,338
Unrealized appreciation on investments, net of deferred taxes	—	—	—	13,475	13,475
Tax reclassifications of permanent differences	—	—	(161,019)	161,019	—
Common stock issued	767,315	768	10,367,774	—	10,368,542
Distributions to stockholders	—	—	—	(376,350)	(376,350)
Net increase for the year ended December 31, 2017	767,315	768	10,206,755	17,482	10,225,005
Balances at December 31, 2017	845,700	$846	$11,251,552	$17,634	$11,270,032

Net investment income	—	—	—	1,129,456	1,129,456
Net realized gain on investments	—	—	—	1,414	1,414
Unrealized depreciation on investments, net of deferred taxes	—	—	—	(578,478)	(578,478)
Tax reclassifications of permanent differences	—	—	(207,734)	207,734	—
Common stock issued	991,524	991	13,400,112	—	13,401,103
Repurchase of common stock	(18,425)	(18)	(243,012)	—	(243,030)
Distributions to stockholders	—	—	—	(1,342,611)	(1,342,611)
Net increase (decrease) for the year ended December 31, 2018	973,099	973	12,949,366	(582,485)	12,367,854
Balances at December 31, 2018	1,818,799	$1,819	$24,200,918	$(564,851)	$23,637,886

Net investment income	—	—	—	2,056,080	2,056,080
Net realized gain on investments	—	—	—	52	52
Unrealized depreciation on investments, net of deferred taxes	—	—	—	(103,642)	(103,642)
Tax reclassifications of permanent differences	—	—	(96,836)	96,836	—
Common stock issued	460,414	460	6,202,186	—	6,202,646
Repurchase of common stock	(39,439)	(39)	(519,507)	—	(519,546)
Distributions to stockholders	—	—	—	(2,152,970)	(2,152,970)
Net increase (decrease) for the year ended December 31, 2019	420,975	421	5,585,843	(103,644)	5,482,620
Balances at December 31, 2019	2,239,774	$2,240	$29,786,761	$(668,495)	$29,120,506

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$1,952,486	$552,392	$232,813
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation on investments	103,642	578,478	(13,475)
Net realized gains on investments	(52)	(1,414)	—
Amortization of net loan fees	(73,690)	(71,832)	(5,389)
Amendment fees collected	3,820	3,082	1,878
Amortization of deferred offering costs	—	—	10,463
Amortization of deferred debt issuance costs	59,249	20,082	—
Payment-in-kind interest and dividend income	(20,856)	(17,832)	(6,219)
Deferral of offering costs reimbursed to adviser	—	—	(8,036)
Purchase of portfolio investments	(17,712,013)	(26,329,003)	(5,234,096)
Proceeds from principal payments on portfolio investments	4,163,149	2,785,305	118,796
Proceeds from the sale or redemption of portfolio investments	1,539,643	87,236	—
Changes in other operating assets and liabilities:
Interest receivable	76,255	(142,365)	(49,283)
Due from advisor and affiliates	(55,973)	277,770	(42,767)
Accrued professional fees	(61,876)	31,495	35,708
Payable for investments purchased	3,595,338	721,286	—
Other assets and liabilities	86,664	89,549	2,835
Net cash used in operating activities	(6,344,214)	(21,415,771)	(4,956,772)

Cash flows from financing activities
Net proceeds from the issuance of common stock	6,202,646	13,401,109	10,426,740
Distributions paid to stockholders	(2,014,479)	(1,088,805)	(184,737)
Repurchase of common stock	(519,546)	(243,030)	—
Proceeds from unsecured note, net of discount and offering costs	14,690,655	—	—
Borrowing under revolving line of credit	7,075,000	5,100,000	—
Repayments under revolving line of credit	(11,475,000)	(700,000)	—
Payment of debt issuance costs	(50,780)	(62,750)	—
Net cash provided by financing activities	13,908,496	16,406,526	10,242,003

Net increase (decrease) in cash and cash equivalents	7,564,282	(5,009,245)	5,285,231
Cash and cash equivalents at beginning of year	1,250,296	6,259,541	974,310
Cash and cash equivalents at end of year	$8,814,578	$1,250,296	$6,259,541
Supplemental disclosure of cash flow information:
Organization and offering costs, and contractual issuer expenses paid by investment adviser and its affiliates (see Notes 2 and 3)	$307,129	$218,086	$279,582
Amortization of deferred offering costs limited by investment adviser (see Notes 2 and 3)	180,872	171,649	311,633
Cash paid during the period for interest	277,592	39,210	—

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2019

Portfolio Company (1) (8) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		9.40%	(L +7.50%)	12/19/2019	8/20/2024	$3,000,000	$2,970,229	$2,970,229	10.2%

Asurion, LLC (9)	Communication Equipment Repair and Maintenance
Senior Secured Loan		8.30%	(L +6.50%)	11/19/2019	8/4/2025	1,500,000	1,511,250	1,511,250	5.2

BayMark Health Services	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		10.21%	(L +8.25%)	3/22/2018	3/1/2025	1,000,000	992,561	1,000,000	3.4

Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (5)		9.83%	(L +7.70%)	8/23/2017	8/23/2022	557,824	555,230	563,314	1.9
Senior Secured Loan (Revolver) (7)		0.25% (11)	(L +7.25%)	8/23/2017	8/23/2022	—	(212)	(212)	—
						557,824	555,018	563,102	1.9
Chemical Resources Holdings, Inc.	Custom Compounding of Purchased Resins
Senior Secured Loan (5)		9.82%	(L +7.89%)	1/25/2019	1/25/2024	1,256,850	1,243,072	1,257,160	4.3
Common Equity (168 units) (6) (14)				1/25/2019			166,469	223,784	0.8
						1,256,850	1,409,541	1,480,944	5.1
Cirrus Medical Staffing, Inc.	Temporary Help Services
Senior Secured Loan (5)		10.19%	(L +8.25%)	3/5/2018	10/19/2022	820,283	813,402	806,839	2.8
Senior Secured Loan (Revolver) (7)		10.19%	(L +8.25%)	3/5/2018	10/19/2022	91,928	91,928	90,371	0.3
						912,211	905,330	897,210	3.1
Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		10.41%	(L +8.50%)	6/6/2017	11/1/2025	447,640	440,143	433,920	1.5

Constellis Holdings, LLC (12)	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		6.93%	(L +5.00%)	4/27/2017	4/21/2024	24,438	24,281	10,079	—
Senior Secured Loan		10.93%	(L +9.00%)	4/26/2017	4/21/2025	550,000	553,529	22,500	0.1
						574,438	577,810	32,579	0.1

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2019

Portfolio Company (1) (8) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Convergint Technologies	Security Systems Services (except Locksmiths)
Senior Secured Loan		8.55%	(L +6.75%)	9/28/2018	2/2/2026	$1,893,750	$1,856,191	$1,862,669	6.4%

Davis Vision, Inc.	Direct Health and Medical Insurance Carriers
Senior Secured Loan		8.55%	(L +6.75%)	7/16/2018	12/1/2025	1,371,000	1,347,363	1,370,999	4.7

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Senior Secured Loan (5)		11.21%	(L +9.27%)	3/8/2018	11/20/2023	1,092,259	1,085,181	1,074,896	3.7
Common Equity (115 units) (6) (14)				3/8/2018			115,385	135,361	0.5
						1,092,259	1,200,566	1,210,257	4.2
DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan (9)		4.55%	(L +2.75%)	8/22/2017	8/15/2024	97,091	96,770	96,909	0.3
Senior Secured Loan		8.80%	(L +7.00%)	8/22/2017	8/15/2025	1,590,882	1,594,381	1,590,882	5.5
						1,687,973	1,691,151	1,687,791	5.8
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (10)		12.00%	N/A	7/13/2017	1/13/2023	474,220	471,670	474,994	1.6
Common Equity (3,750 units) (6)				7/13/2017			37,500	46,925	0.2
						474,220	509,170	521,919	1.8
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	4/25/2024	1,000,000	984,311	957,589	3.3

Hyland Software, Inc.	Software Publishers
Senior Secured Loan (9)		5.30%	(L +3.50%)	10/24/2018	7/1/2024	21,955	21,929	22,111	0.1
Senior Secured Loan		8.80%	(L +7.00%)	10/24/2018	7/7/2025	333,469	335,106	335,453	1.2
						355,424	357,035	357,564	1.3
Inergex Holdings	Other Computer Related Services
Senior Secured Loan		8.94%	(L +7.00%)	10/1/2018	10/1/2024	1,105,984	1,092,589	1,099,360	3.8
Senior Secured Loan (Revolver) (7)		9.06%	(L +7.00%)	10/1/2018	10/1/2024	125,000	123,516	124,251	0.4
						1,230,984	1,216,105	1,223,611	4.2

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2019

Portfolio Company (1) (8) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Institutional Shareholder Services Inc.	Administrative Management and General Management Consulting Services
Senior Secured Loan		10.44%	(L +8.50%)	3/4/2019	3/5/2027	$1,068,750	$1,039,942	$1,043,849	3.6%

McAfee, LLC (9)	Software Publishers
Senior Secured Loan		10.30%	(L +8.50%)	11/15/2019	9/29/2025	1,500,000	1,501,875	1,501,875	5.2

Milrose Consultants, LLC (5)	Administrative Management and General Management Consulting Services
Senior Secured Loan		8.14%	(L +6.20%)	7/16/2019	7/16/2025	2,000,000	1,986,156	1,981,712	6.8

Online Tech Stores, LLC	Stationery and Office Supplies Merchant Wholesalers
Subordinated Secured Loan		10.50%	N/A	2/1/2018	8/1/2023	1,020,175	1,007,141	909,902	3.1

OnSite Care, PLLC (5)	Home Health Care Services
Senior Secured Loan		9.10%	(L +7.75%)	8/10/2018	8/10/2023	1,209,375	1,197,378	1,161,457	4.0

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		10.70%	(L +8.75%)	11/16/2017	6/30/2025	2,000,000	1,982,998	1,982,998	6.8

Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		9.49%	(L +7.75%)	9/24/2018	5/1/2026	2,000,000	2,008,434	1,971,656	6.8

Performance Team LLC	General Warehousing and Storage
Senior Secured Loan		11.80%	(L +10.00%)	5/24/2018	11/24/2023	1,026,316	1,019,049	1,036,579	3.6

Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		10.55%	(L +8.75%)	3/23/2018	3/23/2023	430,236	424,753	434,538	1.4
Common Equity (86 Class A units) (6)				3/23/2018			85,714	146,000	0.5
						430,236	510,467	580,538	1.9

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2019

Portfolio Company (1) (8) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		6.60%	(L +4.50%)	6/7/2017	5/26/2023	$69,391	$68,996	$67,846	0.2%
Senior Secured Loan		10.60%	(L +8.50%)	6/7/2017	11/26/2023	178,571	176,956	170,044	0.6
						247,962	245,952	237,890	0.8
Rocket Software, Inc.	Software Publishers
Senior Secured Loan (9)		6.05%	(L +4.25%)	11/20/2018	11/28/2025	136,300	135,720	132,970	0.5
Senior Secured Loan		10.05%	(L +8.25%)	11/20/2018	11/28/2026	1,285,406	1,265,107	1,248,468	4.3
						1,421,706	1,400,827	1,381,438	4.8
RPLF Holdings, LLC (6) (14)	Software Publishers
Common Equity (45,890 Class A units)				1/17/2018			45,890	33,605	0.1

SSH Group Holdings, Inc.	Child Day Care Services
Senior Secured Loan (9)		6.19%	(L +4.25%)	7/26/2018	7/30/2025	94,800	94,611	95,452	0.3
Senior Secured Loan		10.19%	(L +8.25%)	7/26/2018	7/30/2026	704,000	698,201	711,040	2.4
						798,800	792,812	806,492	2.7
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		6.05%	(L +4.25%)	5/15/2018	12/11/2024	104,907	104,709	104,821	0.4
Senior Secured Loan		9.80%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,593,186	1,585,535	5.3
						1,698,127	1,697,895	1,690,356	5.7
The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		8.80%	(L +7.00%)	7/18/2019	3/31/2020	333,333	331,582	331,810	1.1
Senior Secured Loan		10.55%	(L +8.75%)	12/22/2017	12/22/2022	500,000	497,770	498,106	1.7
Senior Secured Loan (Delayed Draw)		10.55%	(L +8.75%)	7/20/2018	12/22/2022	500,000	500,000	498,106	1.7
						1,333,333	1,329,352	1,328,022	4.5
Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		5.55%	(L +3.75%)	5/30/2017	4/22/2024	15,990	15,890	15,653	0.1
Senior Secured Loan		10.05%	(L +8.25%)	5/30/2017	4/21/2025	1,878,456	1,808,043	1,791,751	6.2
						1,894,446	1,823,933	1,807,404	6.3
TTG Healthcare, LLC	Diagnostic Imaging Centers
Senior Secured Loan		10.71%	(L +9.00%)	3/1/2019	3/1/2024	1,003,518	989,921	975,594	3.4
Preferred Equity (191 units) (6) (14)				3/1/2019			191,409	201,006	0.7
						1,003,518	1,181,330	1,176,600	4.1

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2019

Portfolio Company (1) (8) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Wastebuilt Environmental Solutions, LLC.	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		10.69%	(L +8.75%)	10/11/2018	10/11/2024	$1,500,000	$1,474,924	$1,410,917	4.8%

Total Investments						$40,507,317	$40,770,129	$40,124,923	137.8%

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
(3) Substantially all of the debt investments bear interest at rates determined by reference to LIBOR (L), generally between 1.7% and 2.1% at December 31, 2019, and which are reset monthly or quarterly. For all variable-rate investments the schedule presents the spread over LIBOR and the interest rate as of December 31, 2019. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(4) Unless otherwise noted with footnote 9, fair value was determined using significant unobservable inputs for all of the Company's investments and are considered Level 3 under GAAP. See Note 5 for further details.
(5) The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of December 31, 2019:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
Carolina Lubes, Inc.	9.83%	9.35%	0.48%
Chemical Resources Holdings, Inc.	9.82%	7.93%	1.89%
DRS Imaging Services, LLC	11.21%	9.94%	1.27%
Milrose Consultants, LLC	8.14%	7.44%	0.70%
OnSite Care, PLLC	9.49%	7.96%	1.53%
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

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2019

(10) The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of December 31, 2019:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%
(11) Commitment fee on undrawn funds.
(12) Investment was on non-accrual status as of December 31, 2019, meaning the Company has ceased recognition of all or a portion of income on the investment.
See Note 4 for further details.
(14) All or portion of investment held by HPCI-MB, LLC, a wholly owned subsidiary subject to corporate income tax.

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2018

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
BayMark Health Services	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		10.60%	(L +8.25%)	3/22/2018	3/1/2025	$1,000,000	$991,124	$983,152	4.2%

Brookfield WEC Holdings Inc.	Business to Business Electronic Markets
Senior Secured Loan		9.27%	(L +6.75%)	12/6/2018	8/3/2026	217,700	217,700	212,701	0.9

Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (5)		10.24%	(L +7.25%)	8/23/2017	8/23/2022	573,555	569,878	573,302	2.4
Senior Secured Loan (Revolver) (7)		9.65%	(L +7.82%)	8/23/2017	8/23/2022	—	(293)	—	—
						573,555	569,586	573,302	2.4
Cirrus Medical Staffing, Inc.	Temporary Help Services
Senior Secured Loan (5)		11.05%	(L +8.25%)	3/5/2018	10/19/2022	843,862	834,319	831,236	3.5
Senior Secured Loan (Revolver) (7)		11.05%	(L +8.25%)	3/5/2018	10/19/2022	83,570	83,570	82,320	0.3
						927,432	917,889	913,556	3.8
Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		11.24%	(L +8.50%)	6/6/2017	11/1/2025	447,640	438,860	429,675	1.8

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		7.52%	(L +5.00%)	4/27/2017	4/21/2024	24,625	24,438	23,162	0.1
Senior Secured Loan		11.52%	(L +9.00%)	4/26/2017	4/21/2025	550,000	554,066	521,663	2.2
						574,625	578,504	544,825	2.3
Convergint Technologies	Security Systems Services (except Locksmiths)
Senior Secured Loan		9.27%	(L +6.75%)	9/28/2018	2/2/2026	893,750	884,632	854,000	3.6

Davis Vision, Inc.	Direct Health and Medical Insurance Carriers
Senior Secured Loan		9.28%	(L +6.75%)	7/16/2018	12/1/2025	1,371,000	1,343,475	1,304,544	5.5

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2018

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Senior Secured Loan (5)		12.23%	(L +9.42%)	3/8/2018	11/20/2023	$1,104,807	$1,095,807	$1,079,723	4.6%
Common Equity (115 units) (6)				3/8/2018			115,385	121,715	0.5
						1,104,807	1,211,192	1,201,438	5.1
DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		5.27%	(L +2.75%)	8/22/2017	8/15/2024	97,798	97,405	92,832	0.4
Senior Secured Loan		9.50%	(L +7.00%)	8/22/2017	8/15/2025	1,590,882	1,595,003	1,539,394	6.5
						1,688,681	1,692,408	1,632,226	6.9
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	469,442	466,053	464,278	2.0
Common Equity (3,750 units) (6)				7/13/2017			37,500	38,188	0.2
						469,442	503,553	502,466	2.2
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		12.31%	(L +9.50%)	10/25/2018	4/25/2024	1,000,000	980,677	980,000	4.1

GOBP Holdings, Inc.	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured Loan		10.05%	(L +7.25%)	10/17/2018	10/22/2026	200,000	198,042	192,664	0.8

Hyland Software, Inc.	Software Publishers
Senior Secured Loan		6.02%	(L +3.50%)	10/24/2018	7/1/2024	22,177	22,177	21,266	0.1
Senior Secured Loan		9.52%	(L +7.00%)	10/24/2018	7/7/2025	333,469	335,865	324,700	1.4
						355,646	358,042	345,966	1.5
Inergex Holdings	Other Computer Related Services
Senior Secured Loan		9.39%	(L +7.00%)	10/1/2018	10/1/2024	872,813	860,270	861,875	3.6
Senior Secured Loan (Revolver) (7)		0.50%	(L +7.00%)	10/1/2018	10/1/2024	—	(1,796)	—	—
						872,813	858,473	861,875	3.6
JBR Clinical Research, Inc.	Research and Development in the Social Sciences and Humanities
Senior Secured Loan (5)		9.10%	(L +6.71%)	8/2/2018	8/2/2023	2,057,143	2,040,131	1,992,563	8.4

Online Tech Stores, LLC	Stationery and Office Supplies Merchant Wholesalers
Subordinated Secured Loan		10.50% cash / 1.00% PIK	N/A	2/1/2018	8/1/2023	1,009,282	992,610	986,562	4.2

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2018

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets

OnSite Care, PLLC	Home Health Care Services
Senior Secured Loan (5)		10.22%	(L +7.85%)	8/10/2018	8/10/2023	900,000	891,710	888,324	3.8

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		11.56%	(L +8.75%)	11/16/2017	6/30/2025	$680,000	$679,397	$677,036	2.9%

Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		10.13%	(L +7.75%)	9/24/2018	5/1/2026	2,000,000	2,009,767	1,949,254	8.2

Performance Team LLC	General Warehousing and Storage
Senior Secured Loan		12.52%	(L +10.00%)	5/24/2018	11/24/2023	1,500,000	1,486,656	1,525,633	6.5

Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		12.77%	(L +10.25%)	3/23/2018	3/23/2023	471,429	463,467	452,467	1.9
Common Equity (86 Class A units) (6)				3/23/2018			85,714	46,581	0.2
						471,429	549,181	499,048	2.1
Rack Merger Sub Inc.	Packaging Machinery Manufacturing
Senior Secured Loan		9.71%	(L +7.25%)	5/22/2017	10/3/2022	178,889	175,604	178,636	0.8

Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		6.90%	(L +4.50%)	6/7/2017	5/26/2023	70,103	69,587	69,433	0.3
Senior Secured Loan		10.90%	(L +8.50%)	6/7/2017	11/26/2023	178,571	176,542	176,726	0.7
						248,674	246,129	246,159	1.0
Rocket Software, Inc.	Software Publishers
Senior Secured Loan		6.77%	(L +4.25%)	11/20/2018	11/19/2025	137,330	136,647	131,750	0.6
Senior Secured Loan		10.77%	(L +8.25%)	11/20/2018	11/19/2026	1,062,670	1,052,098	1,034,050	4.4
						1,200,000	1,188,746	1,165,800	5.0
RPLF Holdings, LLC	Software Publishers
Common Equity (45,890 Class A units) (6)				1/17/2018			45,890	52,500	0.2

SSH Group Holdings, Inc.	Child Day Care Services
Senior Secured Loan		6.77%	(L +4.25%)	7/26/2018	7/30/2025	95,760	95,535	89,725	0.4

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2018

Portfolio Company (1) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Senior Secured Loan		10.77%	(L +8.25%)	7/26/2018	7/30/2026	704,000	697,318	667,264	2.8
						799,760	792,853	756,989	3.2
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		6.77%	(L +4.25%)	5/15/2018	12/11/2024	105,977	105,738	99,986	0.4
Senior Secured Loan		10.52%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,593,182	1,489,777	6.3
						1,699,197	1,698,920	1,589,763	6.7
The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		11.27%	(L +8.75%)	12/22/2017	12/22/2022	$500,000	$497,020	$489,649	2.1%
Senior Secured Loan (Delayed Draw) (7)		11.22%	(L +8.75%)	7/20/2018	12/22/2022	266,667	266,667	261,146	1.1
						766,667	763,687	750,795	3.2
Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		6.26%	(L +3.75%)	5/30/2017	4/22/2024	16,154	16,030	15,604	0.1
Senior Secured Loan		10.76%	(L +8.25%)	5/30/2017	4/21/2025	878,456	885,890	852,601	3.6
						894,610	901,920	868,205	3.7
Wand Intermediate I, LP	Automotive Body, Paint, and Interior Repair and Maintenance
Senior Secured Loan		9.84%	(L +7.25%)	5/14/2018	9/17/2022	977,784	986,602	971,844	4.1

Wastebuilt Environmental Solutions, LLC	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		11.27%	(L +8.75%)	10/11/2018	10/11/2024	1,500,000	1,469,678	1,470,000	6.2

Total Investments						$28,580,525	$28,663,635	$28,101,501	118.9%

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

(3)
Substantially all of the debt investments bear interest at rates determined by reference to LIBOR (L), all which are reset monthly or quarterly. For all variable-rate investments the schedule presents the spread over LIBOR and the interest rate as of December 31, 2019. All investments with a stated payment-in-kind ("PIK") rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

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
The Company’s objective is to provide stockholders with current income and capital appreciation through its strategic investment focus primarily on debt investments and, to a lesser extent, equity investments primarily in middle-market companies principally in the United States. OFS Capital Management, LLC ("OFS Advisor") manages the day-to-day operations of, and provides investment advisory services to the Company. OFS Advisor, an affiliate of the Company, a registered investment adviser, and a subsidiary of Orchard First Source Asset Management, LLC ("OFSAM"), serves as investment adviser to the Company, and Evolv Capital Advisors LLC ("Evolv"), a registered investment adviser, served as subadviser to the Company until their resignation on March 26, 2019. OFS Advisor also serves as the investment adviser to collateralized loan obligation ("CLO") funds and other assets, including OFS Capital Corporation ("OFS Capital"). OFS Capital is a publicly-traded BDC with an investment strategy similar to the Company's. OFS Advisor also serves as the investment adviser for OFS Credit Company, Inc. ("OCCI"), a non-diversified, externally managed, closed-end management investment company that has registered as an investment company under the 1940 Act that primarily invests in CLO debt and subordinated securities.
The Company intends to raise up to $200,000,000 through offering shares of its common stock to investors in a continuous offering (the “Offering”) in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the "Securities Act"). In addition, the Company and OFS Advisor have entered into a dealer manager agreement with International Assets Advisory, LLC (the "Dealer Manager"). Placement activities are conducted by the Dealer Manager and participating broker dealers who solicit subscriptions to purchase shares of the Company’s common stock. From May 19, 2017 through June 30, 2019, the fees and expenses paid pursuant to the Dealer Manager Agreement were paid in part by the Company and in part by OFS Advisor. The Company has agreed to pay the fees and expenses on the sales of shares of its common stock in the Offering subsequent to June 30, 2019. On August 30, 2016, OFS Funding I, LLC ("Funding I"), a wholly-owned subsidiary of OFSAM and an affiliate of OFS Advisor, purchased 74,074 shares of the Company’s common stock in the Offering for gross proceeds of $1,000,000 (the "Minimum Offering Requirement"), or $13.50 per share. No selling commissions or dealer manager fees were paid in connection with this purchase.
The Company may also make investments through HPCI-MB, LLC ("HPCI-MB"), a wholly owned subsidiary taxed under subchapter C of the Code and generally holds the equity investments of the Company that are taxed as pass-through entities.

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
Investments: The Company applies fair value accounting in accordance with ASC Topic 820, Fair Value Measurements, which defines fair value, establishes a framework to measure fair value, and requires disclosures regarding fair value measurements. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined through the use of models and other valuation techniques, valuation inputs, and assumptions market participants would use to value the investment. Highest priority is given to prices for identical assets quoted in active markets (Level 1) and the lowest priority is given to unobservable valuation inputs (Level 3). The availability of observable inputs can vary significantly and is affected by many factors, including the type of product, whether the product is new to the market, whether the product is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that the valuation is based on less observable or unobservable inputs, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

for financial instruments classified as Level 3 (i.e., those instruments valued using non-observable inputs), which comprise the majority of the Company’s investments. See footnote 5 for details.
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
Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid investments not held for resale with original maturities of three months or less. The Company’s cash and cash equivalents are maintained with a member bank of the Federal Deposit Insurance Corporation ("FDIC") and at times, such balances may be in excess of the FDIC insurance limits. Included in cash and cash equivalents is $8,814,578 and $1,250,300 held in a US Bank Money Market Deposit Account as of December 31, 2019 and 2018, respectively.
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
Offering costs: Offering costs include legal, accounting, printing and other expenses pertaining to the preparation of the Offering; the related dealer-manager agreement; and other underwriting expenses, which include permissible due diligence reimbursements to the dealer manager and participating broker-dealers. Offering costs were deferred until the continuous offering period commenced in July 2016 and then are amortized on a straight-line basis over twelve months from the date incurred. Amortization of deferred offering costs for the years ended December 31, 2019, 2018 and 2017, were $180,872, $171,649 and $322,096 respectively. The Investment Advisory Agreement limits the Company's liability for offering costs, and the related amortization expense, as discussed below and in Note 3.
Deferred offering costs as of December 31, 2019 and 2018, are as follows:

	December 31,
	2019	2018
Total deferred offering costs	$167,776	$50,872
Deferred offering costs limitation under Investment Advisory Agreement (see below and Note 3)	(167,776)	(50,872)
Deferred offering costs recognized by the Company	$—	$—
Expense Limitation Agreements and Contractual Issuer Expenses: The Company benefits from two expense limitation agreements with OFS Advisor: (i) portions of the Investment Advisory Agreement, and (ii) Expense Support and Conditional Reimbursement Agreement dated July 15, 2016, between the Company and OFS Advisor ("Expense Support Agreement"), which limits all other operating expenses.
The Investment Advisory Agreement contains provisions limiting the Company's obligation to recognize and pay (i) organization and offering costs, and (ii) other contractually-defined costs pertaining to the Company's organization and the Offering, including (a) costs associated with technology integration between the Company’s systems and those of its participating broker-dealers; (b) marketing expenses, which includes development of marketing materials and marketing presentations, training and educational meetings, and generally coordinating the marketing process for the Company; and (c) the salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

organization, offering, and these other contractually-defined activities ("Contractual Issuer Expenses"). The Company recognized the reimbursement liability for expenses limited under the Investment Advisory Agreement as the substantive conditions for incurrence of the liability—specifically, the sale of shares from whose proceeds the Advisor will be paid for unreimbursed costs—become satisfied.
The Expense Support Agreement limits all other operating expenses not separately limited under the Investment Advisory Agreement such that no distribution by the Company is deemed to be a return of capital contributed by its stockholders. See Note 3. The Company has not, to date, recognized a reimbursement liability for expenses limited under the Expense Support Agreement because substantive conditions for incurrence of the liability have not been satisfied.
The initial effect of expense limitation agreements are recognized reductions in gross expenses in the consolidated statement of operations, and elimination of associated assets and liabilities in the consolidated statement of assets and liabilities in the period of limitation. The Company is conditionally liable to reimburse OFS Advisor for costs that it has paid under the expense limitation agreement. Liability for the reimbursement of amounts, and the associated expense or deferred expense, are recognized as the substantive conditions for reimbursement are satisfied.
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
Fee income: The Company generates revenue in the form of management, valuation, and other contractual fees, that is recognized as the related services are rendered. In the general course of its business, the Company receives certain fees from portfolio companies which are non-recurring in nature. Such non-recurring fees include prepayment fees on certain loans repaid prior to their scheduled due date, which are recognized as earned when received, and fees for capital structuring, loan syndication or advisory services from certain portfolio companies, which are recognized as earned upon closing of the investment.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Non-accrual loans: When there is reasonable doubt that principal, cash interest, or PIK interest, will be collected, debt investments are placed on non-accrual status and the Company will cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. When an investment is placed on non-accrual status, all interest previously accrued but not collected is reserved against current period interest income. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest, and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. In the opinion of management, if there is a question as to the ability of the debtor to meet the terms of the loan agreement, or interest or principal is more than 90 days contractually past due, the loan investment will be placed on non-accrual status. Past due status is based on how long after the contractual due date a principal or interest payment is received. See Note 4 for further information.
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
The Company may utilize HPCI-MB, a wholly owned holding company taxed under Subchapter C of the Code, when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC. HPCI-MB is an investment company under GAAP, and is consolidated in the Company’s GAAP financial statements and may incur current and deferred federal and state income tax expense with respect to income derived from those investments. Such income, net of applicable income taxes, is not included in the Company’s tax-basis net investment income until distributed by HPCI-MB which may result in timing and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses. Income tax expense from HPCI-MB related to net investment income is included in general and administrative expenses, or the applicable net realized or unrealized gain (loss) line item from which the federal or state income tax originated for capital gains and losses. See Note 8 for further information.
The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater and undistributed ICTI, income and excise tax expense, and, if involving multiple years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions at December 31, 2019 and 2018. The current and prior three tax years generally remain subject to examination by U.S. federal and most state tax authorities.
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
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred debt issuance costs are presented as a direct reduction of the related debt liability on the consolidated statements of assets and liabilities except for deferred debt issuance costs associated with the Company's line of credit, which are included in prepaid expenses and other assets on the consolidated statements of assets and liabilities. Unamortized debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2019 and 2018 were $40,094 and $42,668, respectively. Deferred debt issuance costs are amortized to interest expense over the term of the related debt.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
New accounting standards: The following table discusses recently issued Accounting Standard Updates ("ASUs") by the Financial Accounting Standards Board ("FASB"):

Standard	Description	Period of Adoption	Effect of Adoption on the Financial Statements
Standards that were adopted
ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities	Shortens the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. Securities held at a discount are to continue to be amortized to maturity.	Fourth Quarter 2019 prospectively	No material impact to the Company's consolidated financial statements.
Reclassifications: Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements.
Note 3. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to an agreement dated July 15, 2016 ("Investment Advisory Agreement"), which became effective on August 30, 2016, when the Company satisfied the Minimum Offering Requirement through the sale of 74,074 shares of the Company's common stock in the Offering for gross proceeds of $1,000,000 to Funding I, a wholly owned subsidiary of OFSAM. As of December 31, 2019, OFSAM and its affiliates owned 3.3% of the Company's outstanding common stock. Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Company’s Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis. OFS Advisor is a subsidiary of OFSAM and a registered investment advisor under the Investment Advisers Act of 1940, as amended.
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs managed by OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser or collateral manager to CLOs and other assets, including OFS Capital, a publicly traded BDC with an investment strategy similar to the Company. OFS Advisor also serves as the investment adviser for OCCI.
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
The base management fee was $405,282, $183,011 and $22,765 for the years ended December 31, 2019, 2018 and 2017, respectively.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
The Company incurred incentive fee expense of $195,720, $-0- and $-0- for the years ended December 31, 2019, 2018 and 2017, respectively. Incentive fees for the years ended December 31, 2019, 2018 and 2017, included Part One incentive fees (based on net investment income) of $195,720, $-0- and $-0-, and Part Two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) of $-0-, $-0- and $-0-, respectively.
Investment Sub-Advisory Agreement: Evolv served as the Company’s sub-adviser pursuant to an investment sub-advisory agreement dated July 15, 2016, (‘‘Investment Sub-Advisory Agreement’’) among Evolv, OFS Advisor, and the Company, which became effective on August 30, 2016, when the Minimum Offering Requirement was satisfied. Effective March 26, 2019, Evolv resigned as our sub-advisor, thereby terminating Evolv’s services under the Investment Sub-Advisory Agreement.
Administration Agreement: OFS Capital Services, LLC ("OFS Services"), a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor, furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to an administration agreement between the Company and OFS Services, dated July 15, 2016 ("Administration Agreement"). Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services. Amounts charged under the Administration Agreement exclude Contractual Issuer Expenses (as defined in the Expense Limitation Agreements section below)
Administrative fees were $675,155, $581,294 and $368,901 for the years ended December 31, 2019, 2018 and 2017, respectively.
Expense Limitation Agreements: OFS Advisor limits the Company's incurred expenses under two agreements: the Investment Advisory Agreement, which contains provisions limiting organization and offering costs, and Contractual Issuer Expenses; and an Expense Support Agreement, which limits all other operating expenses. Expense limitations (net reimbursements) provided under the Investment Advisory Agreement and Expense Support Agreement for the years ended December 31, 2019 and 2018 and 2017, are presented below:

	Years Ended December 31,
	2019	2018	2017
Organization and offering costs, and Contractual Issuer Expenses limitations (net reimbursements) under Investment Advisory Agreement	$91,694	$(21,122)	$215,931
Operating expense limitations under Expense Support Agreement	1,128,675	1,153,534	1,221,644
Net expense limitations under agreements with adviser	$1,220,369	$1,132,412	$1,437,575
The Company is conditionally obligated at December 31, 2019 and 2018, to reimburse OFS Advisor for aggregate expense support provided since inception, as presented below:

	December 31,
	2019	2018
Unreimbursed costs under Investment Advisory Agreement:
Organization costs	$—	$255,097
Offering costs:
Unamortized as of balance sheet date	167,776	50,872
Amortized as of balance sheet date	418,283	457,165
Contractual Issuer Expenses	77,476	238,118
Total unreimbursed costs under Investment Advisory Agreement	663,535	1,001,252
Unreimbursed operating expense support under Expense Support Agreement	3,503,848	2,782,125
Total conditional reimbursement obligation under expense limitation agreements with OFS Advisor	$4,167,383	$3,783,377
Organization and offering costs, and Contractual Issuer Expense limitations: OFS Advisor and its affiliates have incurred aggregate organizational and offering costs, and Contractual Issuer Expenses related to the Company of $1,688,913 and $1,383,478 as of December 31, 2019 and 2018, respectively. The Company is conditionally liable for these costs under the terms of the Investment Advisory Agreement. Additionally, OFS Advisor and its affiliates expect to continue incurring offering costs on behalf of the Company throughout the Offering. The Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all of the organization and offering costs paid by OFS Advisor and its affiliates have been recovered. The Company reimbursed OFS Advisor organization and offering costs of $96,836 and $207,734 for the years ended December 31, 2019 and 2018, respectively. Organization and offering expenses incurred by OFS Advisor or its affiliates will be eligible for reimbursement for three years from the date incurred. The Company has recognized an aggregate liability for reimbursement of organizational and offering costs to OFS Advisor of $479,062 and $382,226 as of December 31, 2019 and 2018, respectively. These liabilities are generally settled on a net basis with management fees, incentive fees and amounts due to or due from OFS Advisor under the Expense Support Agreement.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Unreimbursed organization and offering costs, and Contractual Issuer Expenses as of December 31, 2019 are summarized below based on the quarter in which the costs were incurred:

Period incurred	Unreimbursed Total	Expiration of reimbursement eligibility(1)
Three months ended March 31, 2017	$50,512	March 31, 2020
Three months ended June 30, 2017	35,369	June 30, 2020
Three months ended September 30, 2017	43,760	September 30, 2020
Three months ended December 31, 2017	79,120	December 31, 2020
Three months ended March 31, 2018	49,363	March 31, 2021
Three months ended June 30, 2018	50,109	June 30, 2021
Three months ended September 30, 2018	26,413	September 30, 2021
Three months ended December 31, 2018	23,452	December 31, 2021
Three months ended March 31, 2019	4,113	March 31, 2022
Three months ended June 30, 2019	137,749	June 30, 2022
Three months ended September 30, 2019	85,068	September 30, 2022
Three months ended December 31, 2019	78,506	December 31, 2022
Total unreimbursed organization and offering costs, and Contractual Issuer Expenses	$663,534

(1)
Expenses are pooled monthly for the determination of their reimbursement expiration date. Therefore, the unreimbursed totals each consist of three monthly expense pools. The expiration of reimbursement eligibility occurs over the three month-ends within each three-month period presented above.

Expense Support Agreement: The Expense Support Agreement is designed to ensure no portion of the Company’s distribution to stockholders will be paid from its Offering proceeds, and provides for expense-reduction payments from OFS Advisor to the Company in any quarterly period in which the Company’s cumulative distributions to stockholders exceeds its cumulative distributable ordinary income and net realized gains ("Cumulative Taxable Income"). Cumulative distributions to stockholders may exceed Cumulative Taxable Income to the extent of cumulative tax-basis return of capital distributions received by the Company from its investments without resulting in an expense limitation payment from OFS Advisor. The Expense Support Agreement provides for conditional reimbursement of these payments by the Company to OFS Advisor, however, such liability shall only accrue (i) to the extent they do not cause the then-current annualized year-to-date and quarterly "Other Operating Expense Ratio" (defined below) to exceed such ratios for the annual and quarterly periods, respectively, for which the Company will reimburse OFS Advisor as presented in the table below, and (ii) if the then-current annualized rate of distribution per share equals or exceeds the annualized rate of distribution per share of the supported period for which the Company will reimburse OFS Advisor. The Other Operating Expense Ratio is defined as total operating expenses reported in the statement of operations excluding interest expense, management fees, incentive fees, organization cost, amortization of deferred offering costs, and Contractual Issuer Expenses as a percentage of net assets. All reimbursement payments shall be deemed to relate to the earliest unreimbursed expense payments made by the Adviser to the Company within three years prior to the last business day of the quarter in which such reimbursement payment obligation is incurred.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Unreimbursed support for operating expenses provided under the Expense Support Agreement as of December 31, 2019, is summarized below:

		Other Operating Expense Ratio
Supported period	Amount of expense limitation	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share (1)	Expiration of reimbursement eligibility
Three months ended March 31, 2017	306,395	82.0%	18.1%	7.0%	March 31, 2020
Three months ended June 30, 2017	283,883	19.0%	18.1%	7.0%	June 30, 2020
Three months ended September 30, 2017	314,987	10.7%	18.1%	7.0%	September 30, 2020
Three months ended December 31, 2017	316,379	8.1%	18.1%	7.0%	December 31, 2020
Three months ended March 31, 2018	369,270	10.1%	7.2%	7.0%	March 31, 2021
Three months ended June 30, 2018	320,732	8.2%	7.2%	7.0%	June 30, 2021
Three months ended September 30, 2018	275,339	6.9%	7.2%	7.0%	September 30, 2021
Three months ended December 31, 2018	188,188	5.3%	7.2%	7.0%	December 31, 2021
Three months ended March 31, 2019	272,547	6.1%	5.5%	7.0%	March 31, 2022
Three months ended June 30, 2019	238,847	5.7%	5.5%	7.0%	June 30, 2022
Three months ended September 30, 2019	231,737	5.1%	5.5%	7.1%	September 30, 2022
Three months ended December 31, 2019	385,544	4.9%	5.5%	7.2%	December 31, 2022
Total unreimbursed operating expense limitations provided under Expense Support Agreement	$3,503,848

(1)
The annualized rate of distributions per share is expressed as a percentage equal to the annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular quarterly cash distribution per share as of such date without compounding), divided by our public offering price per share as of such date.

Amounts Due to Adviser and Affiliates: Amounts due to adviser and affiliates of $107,024 and $162,997 reported in the consolidated statements of assets and liabilities as of December 31, 2019 and 2018, respectively, represents amounts payable under the Investment Advisory Agreement and Administration Agreement net of amounts receivable under the Expense Support Agreement.
Note 4. Investments
As of December 31, 2019, the Company had loans to 33 portfolio companies, of which 96% were senior secured loans and 4% were subordinated loans, at fair value, as well as equity investments in five of these portfolio companies. The Company also held an equity investment in a portfolio company in which it did not hold a debt investment. At December 31, 2019, investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments (1)	$38,648,951	94.8%	132.7%	$37,953,346	94.5%	130.4%
Subordinated debt investments	1,478,811	3.6	5.1	1,384,896	3.5	4.8
Preferred equity investments	191,409	0.5	0.7	201,006	0.5	0.7
Common equity investments	450,958	1.1	1.5	585,675	1.5	2.0
Total	$40,770,129	100.0%	140.0%	$40,124,923	100.0%	137.9%
(1) Includes debt investments in which we have entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. Amortized cost and fair value of these investments were $6,067,017 and $6,038,539, respectively.
At December 31, 2019, the Company had one portfolio company, Constellis Holdings, LLC, on non-accrual status with respect to all interest and Net Loan Fee amortization, with an aggregate amortized cost and fair value of $577,810 and $32,579,

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

respectively. The change to non-accrual status for the Company's investments in Constellis Holdings, LLC was effective November 1, 2019.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

At December 31, 2019, all of the Company’s investments were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$1,856,192	4.6%	6.4%	$1,862,669	4.6%	6.4%
Temporary Help Services	905,329	2.2	3.1	897,210	2.2	3.1
Arts, Entertainment, and Recreation
All other amusement and recreation industries	1,329,352	3.3	4.6	1,328,022	3.3	4.6
Construction
Plumbing, Heating, and Air-Conditioning Contractors	510,467	1.3	1.8	580,538	1.4	2.0
Health Care and Social Assistance
Child Day Care Services	792,812	1.9	2.7	806,492	2.0	2.8
Diagnostic Imaging Centers	1,181,330	2.9	4.1	1,176,600	2.9	4.0
Home Health Care Services	2,181,688	5.4	7.5	2,119,046	5.3	7.3
Offices of Physicians, Mental Health Specialists	1,691,151	4.1	5.8	1,687,791	4.2	5.8
Outpatient Mental Health and Substance Abuse Centers	992,562	2.4	3.4	1,000,000	2.5	3.4
Information
Data Processing, Hosting, and Related Services	1,200,566	2.9	4.1	1,210,257	3.0	4.2
Software Publishers	3,305,628	8.1	11.3	3,274,482	8.2	11.2
Finance and Insurance
Direct Health and Medical Insurance Carriers	1,347,363	3.3	4.6	1,370,999	3.4	4.7
Insurance Agencies and Brokerages	440,144	1.1	1.5	433,920	1.1	1.5
Manufacturing
Commercial Printing (except Screen and Books)	245,952	0.6	0.8	237,890	0.6	0.8
Custom Compounding of Purchased Resins	1,409,541	3.5	4.8	1,480,944	3.7	5.1
Truck Trailer Manufacturing	1,823,933	4.5	6.3	1,807,404	4.5	6.2
Unlaminated Plastics Profile Shape Manufacturing	2,008,434	4.8	6.9	1,971,656	4.9	6.8
Other Services (except Public Administration)
Automotive Oil Change and Lubrication Shops	555,017	1.4	1.9	563,102	1.4	1.9
Communication Equipment Repair and Maintenance	1,511,250	3.7	5.2	1,511,250	3.8	5.2
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	3,026,099	7.4	10.4	3,025,561	7.6	10.4

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Other Computer Related Services	$1,216,104	3.0%	4.2%	$1,223,611	3.0%	4.2%
Public Administration
Other Justice, Public Order, and Safety Activities	577,810	1.4	2.0	32,579	0.1	0.1
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	1,982,998	4.9	6.8	1,982,998	4.9	6.8
Shoe Store	509,170	1.2	1.7	521,919	1.3	1.8
Transportation and Warehousing
General Warehousing and Storage	1,019,049	2.5	3.5	1,036,579	2.6	3.6
Wholesale Trade
Industrial Machinery and Equipment Merchant Wholesalers	1,697,896	4.2	5.8	1,690,356	4.2	5.8
Industrial Supplies Merchant Wholesalers	1,474,924	3.6	5.1	1,410,917	3.5	4.8
Motor Vehicle Parts (Used) Merchant Wholesalers	2,970,229	7.3	10.2	2,970,229	7.5	10.2
Stationery and Office Supplies Merchant Wholesalers	1,007,141	2.5	3.5	909,902	2.3	3.1
	$40,770,129	100.0%	140.0%	$40,124,923	100.0%	137.8%
As of December 31, 2018, the Company had loans to 31 portfolio companies, of which 95% were senior secured loans and 5% were subordinated loans, at fair value, as well as equity investments in three of these portfolio companies. The Company also held an equity investment in a portfolio company in which it did not hold a debt investment. At December 31, 2018, investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$26,920,483	93.9%	113.9%	$26,391,677	93.9%	111.7%
Subordinated debt investments	1,458,663	5.1	6.2	1,450,840	5.2	6.1
Preferred equity investments	—	—	—	—	—	—
Common equity investments	284,489	1.0	1.2	258,984	0.9	1.1
Total	$28,663,635	100.0%	121.3%	$28,101,501	100.0%	118.9%
At December 31, 2018, all of the Company’s investments were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$884,632	3.1%	3.7%	$854,000	3.0%	3.6%
Temporary Help Services	917,889	3.2	3.9	913,556	3.3	3.9
Arts, Entertainment, and Recreation
All other amusement and recreation industries	763,687	2.7	3.2	750,795	2.7	3.2

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Construction
Plumbing, Heating, and Air-Conditioning Contractors	$549,181	1.9%	2.3%	$499,048	1.8%	2.1%
Health Care and Social Assistance
Child Day Care Services	792,853	2.8	3.4	756,989	2.7	3.2
Home Health Care Services	1,872,387	6.5	7.9	1,868,324	6.6	7.9
Offices of Physicians, Mental Health Specialists	1,692,408	5.9	7.2	1,632,226	5.8	6.9
Outpatient Mental Health and Substance Abuse Centers	991,124	3.5	4.2	983,152	3.5	4.2
Information
Data Processing, Hosting, and Related Services	1,211,192	4.2	5.1	1,201,438	4.3	5.1
Software Publishers	1,592,678	5.6	6.7	1,564,266	5.6	6.6
Finance and Insurance
Direct Health and Medical Insurance Carriers	1,343,475	4.7	5.7	1,304,544	4.6	5.4
Insurance Agencies and Brokerages	438,860	1.5	1.9	429,675	1.5	1.8
Manufacturing
Commercial Printing (except Screen and Books)	246,129	0.9	1.0	246,159	0.9	1.0
Packaging Machinery Manufacturing	175,604	0.6	0.7	178,636	0.6	0.8
Truck Trailer Manufacturing	901,920	3.1	3.8	868,205	3.1	3.7
Unlaminated Plastics Profile Shape Manufacturing	2,009,767	6.9	8.5	1,949,254	6.9	8.3
Other Services (except Public Administration)
Automotive Body, Paint, and Interior Repair and Maintenance	986,602	3.4	4.2	971,844	3.5	4.1
Automotive Oil Change and Lubrication Shops	569,586	2.0	2.4	573,302	2.0	2.4
Professional, Scientific, and Technical Services
Other Computer Related Services	858,473	3.0	3.6	861,875	3.1	3.6
Scientific Research and Development Services	2,040,131	7.1	8.8	1,992,563	7.1	8.5
Public Administration
Other Justice, Public Order, and Safety Activities	578,504	2.0	2.4	544,825	1.9	2.3
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	679,397	2.4	2.9	677,036	2.4	2.9
Shoe Store	503,553	1.8	2.1	502,466	1.8	2.1
Supermarkets and Other Grocery (except Convenience) Stores	198,042	0.7	0.8	192,664	0.7	0.8
Transportation and Warehousing
General Warehousing and Storage	1,486,656	5.2	6.3	1,525,633	5.4	6.5
Wholesale Trade

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Business to Business Electronic Markets	$217,700	0.8%	0.9%	$212,701	0.8%	0.9%
Industrial Machinery and Equipment Merchant Wholesalers	1,698,920	5.9	7.3	1,589,763	5.7	6.7
Industrial Supplies Merchant Wholesalers	1,469,678	0.1	0.1	1,470,000	5.2	6.2
Stationery and Office Supplies Merchant Wholesalers	992,610	3.5	4.2	986,562	3.5	4.2
	$28,663,635	100.0%	121.3%	$28,101,501	100.0%	118.9%
Note 5. Fair Value of Financial Instruments
Investments
The Company’s investments are valued at fair value as determined by the Company's board of directors. These fair values are determined in accordance with a documented valuation policy and a consistently applied valuation process.
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
The inputs into the determination of fair value are based upon the best information under the circumstances and may require significant management judgment or estimation. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. The Company generally categorizes its investment portfolio into Level 2 and Level 3 of the hierarchy.
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. Senior securities with a fair value of $347,450, $-0- and $-0- were transfered from Level 3 to Level 2 during the years ended December 31, 2019, 2018 and 2017.
Certain of the Company's investments are exchanged in the non-public market among banks, CLOs and other institutional investors for loans to large U.S. corporations. The Company classifies these loan investments as Level 2 when a sufficient number of market quotations or indicative prices from pricing services or broker/dealers (collectively, “Indicative Prices”) are available, and the depth of the market is sufficient to transact to those prices in amounts approximating the Company's investment position at the measurement date. Additionally, observed transactions at or near the measurement date are also considered Indicative Prices. Investments for which sufficient Indicative Prices exist are generally valued consistent with such Indicative Prices.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
The following tables presents the Company's investment portfolio measured at fair value on a recurring basis as of December 31, 2019 and 2018, respectively.

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2019
Debt investments	$—	$3,360,575	$35,977,667	$39,338,242
Equity investments	—	—	786,681	786,681
	$—	$3,360,575	$36,764,348	$40,124,923

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2018
Debt investments	$—	$—	$27,842,517	$27,842,517
Equity investments	—	—	258,984	258,984
	$—	$—	$28,101,501	$28,101,501

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The following table provides quantitative information about the Company's significant Level 3 fair value inputs to the Company's fair value measurements as of December 31, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at December 31, 2019	Valuation techniques	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$31,600,042	Discounted cash flow	Discount rates	5.64% - 35.00% (10.53%)
Senior secured	22,500	Market approach	EBITDA multiples	8.09x - 8.09x (8.09x)
Senior secured	2,970,229	Market approach	Transaction Price

Subordinated	1,384,896	Discounted cash flow	Discount rates	13.83% - 18.86% (17.14%)

Equity investments:
Preferred equity	201,006	Market approach	EBITDA multiples	9.02x - 9.02x (9.02x)
Common equity	585,675	Market approach	EBITDA multiples	4.50x - 10.75x (6.35x)
	$36,764,348

	Fair Value at December 31, 2018	Valuation techniques	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$23,079,802	Discounted cash flow	Discount rates	6.34% - 16.82% (11.71%)
Senior secured	3,311,875	Market approach	Transaction Price

Subordinated	1,450,840	Discounted cash flow	Discount rates	12.09% - 15.40% (13.24%)

Equity investments:
Common equity	258,984	Market approach	EBITDA multiples	4.00x - 10.50x (7.81x)
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The following tables present changes in the investments measured at fair value using Level 3 inputs for the years ended December 31, 2019 and 2018:

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Total
Level 3 assets, January 1, 2019	$26,391,677	$1,450,840	$—	$258,984	$28,101,501

Net unrealized appreciation (depreciation) on investments	(166,850)	(86,092)	9,597	160,222	(83,123)
Net realized gain on investments	52	—	—	—	52
Amortization of Net Loan Fees	69,441	4,477	—	—	73,918
Paid-in kind interest and dividend income	5,185	15,671	—	—	20,856
Proceeds from principal payments on portfolio investments	(4,163,149)	—	—	—	(4,163,149)
Purchase of portfolio investments	14,343,508	—	191,409	166,469	14,701,386
Sale or redemption of portfolio investments	(1,539,643)	—	—	—	(1,539,643)
Transfers to Level 2	(347,450)				(347,450)
Level 3 assets, December 31, 2019	$34,592,771	$1,384,896	$201,006	$585,675	$36,764,348

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Total
Level 3 assets, January 1, 2018	$4,556,911	$459,278	$81,889	$40,581	$5,138,659

Net unrealized depreciation on investments	(537,631)	(10,847)	1,303	(28,586)	(575,761)
Net realized gain on investments	—	—	1,414	—	1,414
Amortization of Net Loan Fees	57,159	8,509	—	—	65,668
Paid-in kind interest and dividend income	1,611	13,900	2,630	—	18,141
Proceeds from principal payments on portfolio investments	(2,785,305)	—	—	—	(2,785,305)
Purchase of portfolio investments	25,102,014	980,000		246,989	26,329,003
Sale or redemption of portfolio investments	—	—	(87,236)	—	(87,236)
Amendment fees collected and other	(3,082)	—	—	—	(3,082)
Level 3 assets, December 31, 2018	$26,391,677	$1,450,840	$—	$258,984	$28,101,501
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the year ended December 31, 2019 and 2018, attributable to the Company’s Level 3 assets still held at those respective period ends was as follows:

	Period ended December 31,
	2019	2018
Senior secured debt investments	$(236,471)	$(535,099)
Subordinated debt investments	(86,092)	(10,847)
Preferred equity	9,597	—
Common equity	160,222	(28,586)
Net unrealized depreciation on investments held	$(152,744)	$(574,532)
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Other Financial Assets and Liabilities
ASC Topic 825 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. The PWB Credit Facility is a variable rate instrument and fair value approximates book value as of December 31, 2019 and December 31, 2018.
The following tables present the fair value measurements of the Company's debt and indicate the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of December 31, 2019 and 2018:

	December 31, 2019
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$—	$—
Unsecured Note(1)	—	—	14,641,555	14,641,555
Total debt, at fair value	$—	$—	$14,641,555	$14,641,555

	December 31, 2018
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$4,400,000	$4,400,000
Unsecured Note	—	—	—	—
Total debt, at fair value	$—	$—	$4,400,000	$4,400,000
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

The following are the carrying values and fair values of the Company’s debt as of December 31, 2019 and 2018:

	As of December 31, 2019		As of December 31, 2018
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
PWB Credit Facility	$—	$—	$4,400,000	$4,400,000
Unsecured Note	14,696,550	14,641,555	—	—
Total debt, at fair value	$14,696,550	$14,641,555	$4,400,000	$4,400,000

Note 6. Commitments and Contingencies
The Company has the following unfunded commitments to portfolio companies during the years ended December 31, 2019 and 2018, respectfully:

		Year Ended December 31,
Name of Portfolio Company	Investment Type	2019	2018
Carolina Lubes, Inc.	Senior Secured Loan (Revolver)	$80,357	$80,357
Cirrus Medical Staffing, Inc.	Senior Secured Loan (Revolver)	—	8,357
Inergex Holdings	Senior Secured Loan (Revolver)	62,500	125,000
The Escape Game, LLC	Senior Secured Loan (Delayed Draw)	—	233,333
		$142,857	$447,047
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2019.
Additionally, the Company is subject to periodic inspection by regulators to assess compliance with applicable BDC regulations.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
Note 7. Borrowings
PWB Credit Facility: The Company is party to the business loan agreement ("BLA") with Pacific Western Bank, as lender, to provide the Company with a $10.0 million senior secured revolving credit facility ("PWB Credit Facility"). The PWB Credit Facility is available for general corporate purposes including investment funding and is scheduled to mature on February 28, 2021. The maximum availability of the PWB Credit Facility is equal to 35% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 5.50% floor, and includes an unused commitment fee for any unused portion in excess of $3.0 million, payable monthly in arrears, equal to 0.50% per annum on any unused portion. As of December 31, 2019, the interest rate on the PWB Credit Facility was 5.50%.
The effective interest rate, which includes amortization of deferred debt issuance costs as of December 31, 2019, was 6.10% based on the maximum amount available under the PWB Credit Facility. Deferred debt issuance costs, net of accumulated amortization, was $40,094 as of December 31, 2019. Amortization of debt issuance costs were $53,354 and $20,082 for the years ended December 31, 2019 and 2018, respectively.
Maximum availability under the PWB Credit Facility as of December 31, 2019, was $10.0 million based on the stated advance rate of 35% of the borrowing base, of which $-0- million was drawn.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of December 31, 2019, the Company was in compliance with the applicable covenants.
Unsecured Note: On November 27, 2019, the Company entered into an agreement with a qualified institutional investor ("Note Purchase Agreement") in which the Company sold in a private placement an unsecured note in an aggregate principal amount of $15,000,000 (the "Unsecured Note"). The purchase price of the Unsecured Note was $14,690,655 after deducting the offering price discount and legal costs. The Unsecured Note has a fixed interest rate of 6.50% and is due on November 27, 2024, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with its terms. Interest on the Unsecured Note will be due quarterly. In addition, the Company is obligated to repay the Unsecured Note at par if certain change in control events occur. The Unsecured Note is a general unsecured obligation of the Company that ranks pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The Note Purchase Agreement contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the Investment Company Act of 1940, as amended, and minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, certain judgements and orders, and certain events of bankruptcy.

As of December 31, 2019, the Unsecured Note had the following terms and balances:

	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate	Effective Interest Rate (1)	Maturity	2019 Interest Expense (2)
Unsecured Note	$15,000,000	$303,450	6.50%	6.92%	11/27/24	$97,979
(1) The effective interest rate on the Unsecured Note includes deferred debt issuance cost amortization.
(2) Interest expense includes debt issuance costs amortization of $5,895 for the year ended December 31, 2019.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The average dollar borrowings and average interest rate for all Company debt in the years ended December 31, 2019, 2018, and 2017, were as follows:

Year ended	Average Dollar Borrowings	Weighted Average Interest Rate
December 31, 2019	$5,396,301	7.92%
December 31, 2018	514,930	6.88
December 31, 2017	—	—

Note 8. U.S. Federal Income Tax
The Company has elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain its status as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its ICTI, as defined by the Code. Additionally, to avoid a 4% U.S. federal excise tax on undistributed earnings the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no U.S. federal income tax. Maintenance of the Company's RIC status also requires adherence to certain source of income and asset diversification requirements. The Company has met the required distribution, source of income and asset diversification requirements and intends to continue to meet these requirements. Accordingly, there is no provision for U.S. federal income or excise taxes for the years ended December 31, 2019, 2018 and 2017.
The Company’s ICTI differs from the net increase in net assets resulting from operations primarily due to differences in income recognition for PIK dividends, net unrealized appreciation (depreciation) of investments, and expense recognition related to organization costs, amortization of deferred offering costs, Contractual Issuer Expenses, and the related expense support under the Investment Advisory Agreement (together, "Net O&O Costs").
The distributions paid to stockholders consisted entirely of ordinary income during the years ended December 31, 2019, 2018 and 2017, respectively.
There was no undistributed taxable income at December 31, 2019 and 2018.
The Company records reclassifications to its capital accounts related to permanent differences between the GAAP and tax treatment of Net O&O Costs; and temporary differences between GAAP and tax treatment of realized gains and losses, PIK dividends, and other temporary differences. The Company recorded reclassifications to decrease additional paid-in capital against total distributable earnings (accumulated loss) of $96,836, $207,734 and $161,019 for the years ended December 31, 2019, 2018 and 2017, respectively,
The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of December 31, 2019 and 2018, were as follows:

	December 31,
	2019	2018
Tax-basis amortized cost of investments	$40,761,887	$28,663,635
Tax-basis gross unrealized appreciation on investments	281,637	63,260
Tax-basis gross unrealized depreciation on investments	(918,601)	(625,394)
Tax-basis net unrealized depreciation on investments	(636,964)	(562,134)
Fair value of investments	$40,124,923	$28,101,501

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Deferred taxes: The Company recognizes deferred taxes on the unrealized appreciation or depreciation of securities held through Taxable Blockers. Deferred tax assets and liabilities are measured using enacted corporate federal tax rates expected to apply to taxable income in the years in which those unrealized gains and losses are realized. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of the projected taxable income or other taxable events in the Taxable Blocker. Deferred tax assets and liabilities, and related valuation allowance, as of December 31, 2019 and 2018, were as follows:

	December 31,
	2019	2018
Total deferred tax assets	$3,453	$—
Total deferred tax liabilities	(26,741)	(2,717)
Net unrealized appreciation (depreciation) on investments reported in the statements of operations includes $20,570, $2,717 and $-0- of net deferred tax expense (benefit) for the year ended December 31, 2019, 2018 and 2017, respectively.
Note 9. Financial Highlights
The financial highlights for the Company since inception are as follows:

	Year Ended December 31,				December 8 (inception) through December 31, 2015
	2019	2018	2017	2016
Per share operating performance:
Net asset value per share at beginning of year	$13.00	$13.33	$13.33	$15.00	$—
Net investment income (loss) (6)	1.00	0.88	0.61	(0.54)	—
Net realized and unrealized appreciation (depreciation) on investments (6)	(0.05)	(0.45)	0.04	0.01	—
Total from investment operations	0.95	0.43	0.65	(0.53)	—
Distributions (1)	(1.05)	(1.05)	(1.05)	—	—
Issuance of common stock (2) (6)	0.10	0.29	0.40	(1.14)	15.00
Net asset value per share at end of year	$13.00	$13.00	$13.33	$13.33	$15.00

Total return based on net asset value (3)	8.2%	5.5%	8.1%	(11.1)%	—%
Shares issued or subscribed at end of year	2,239,774	1,818,799	845,700	78,385	10
Weighted average shares issued or subscribed	2,053,953	1,288,439	359,549	25,103	6
Ratio/Supplemental Data
Average net asset value (4)	$27,038,864	$17,489,604	$5,621,403	$396,386	$85
Net asset value at end of year	$29,120,506	$23,637,886	$11,270,032	$1,045,027	$150
Net investment income (loss)	$2,056,080	$1,129,456	$219,338	$(13,475)	$—
Ratio of total net operating expenses to average net assets	5.4%	3.2%	(0.4)%	3.6%	—%
Ratio of net investment income (loss) to average net assets	7.6%	6.5%	3.9%	(3.4)%	—%
Portfolio turnover (5)	17.5%	18.8%	6.4%	—%	—%

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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

(4)	Based on the average of the net asset value as the beginning of the indicated period and the end of each calendar quarter within the period indicated.

(5)	Portfolio turnover rate is calculated using the lesser of period-to-date sales and principal payments or period-to-date purchases over the average of the invested assets at fair value.

(6)	Calculated on the average share method.
Note 10. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued in the Offering during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	460,414	$6,500,527	991,524	$13,848,547	771,616	$10,632,800
Commissions and dealer manager fees	—	(419,917)	—	(870,106)	—	(511,034)
Dealer manager fees paid by OFS Advisor	—	122,036	—	415,738	—	304,974
Net proceeds to the Company	460,414	$6,202,646	991,524	$13,394,179	771,616	$10,426,740
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
On November 6, 2018, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our board of directors approved the application of a reduced 150% asset coverage ratio to us. In accordance with the SBCAA, we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, the asset coverage ratio test applicable to us decreased from 200% to 150%, effective November 6, 2019. Additionally, the Company's Board approved an offering to purchase 2.5% of the weighted average number of shares of the outstanding Common Stock for the trailing 12-month period.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the common stock repurchases by the Company as of December 31, 2019:

	Number of Shares	Amount
November 6, 2018 through December 31, 2018	18,425	$243,030
January 1, 2019 through March 31, 2019 (1)	—	—
April 1, 2019 through June 30, 2019	16,435	218,117
July 1, 2019 through September 30, 2019	7,407	97,112
October 1, 2019 through December 31, 2019	15,597	204,317
(1) The Company's February 11, 2019 tender offer that was originally scheduled to end on March 27, 2019, was amended to extend the offer period to April 5, 2019. On April 5, 2019, the Company validly repurchased 7,407 shares.
Distributions
The following tables reflects the cash distributions per share that the Company declared on its common stock during the years ended December 31, 2019, 2018 and 2017, respectively. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount (1)	Cash Distribution
Year ended December 31, 2019
January 29, 2019	January 29, 2019, February 26, 2019, March 27, 2019	April 15, 2019	$0.0875	$489,715
April 26, 2019	April 26, 2019, May 29, 2019, June 26, 2019	July 15, 2019	0.0875	514,644
July 29, 2019	July 29, 2019 August 28, 2019, September 26, 2019	October 15, 2019	0.0875	564,699
October 29, 2019	October 29, 2019, November 26, 2019, December 29, 2019	January 15, 2020	0.0875	583,912
				$2,152,970

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount (1)	Cash Distribution
Year ended December 31, 2018
January 29, 2018	January 29, 2018, February 26, 2018, March 28, 2018	April 16, 2018	$0.0875	$234,076
April 26, 2018	April 26, 2018, May 29, 2018, June 27, 2018	July 16, 2018	0.0875	297,097
July 27, 2018	July 27, 2018, August 29, 2018, September 26, 2018	October 15, 2018	0.0875	366,019
October 29, 2018	October 29, 2018, November 28, 2018, December 27, 2018	January 15, 2019	0.0875	445,421
				$1,342,613

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount (1)	Cash Distribution
Year ended December 31, 2017
January 31, 2017	January 31, 2017	April 21, 2017	$0.0875	$6,859
February 27, 2017	February 28, 2017, March 31, 2017	April 21, 2017	0.0875	14,857
April 25, 2017	April 28, 2017, May 31, 2017, June 30, 2017	July 14, 2017	0.0875	38,753
July 31, 2017	July 31, 2017, August 31, 2017, September 29, 2017	October 16, 2017	0.0875	124,268
October 31, 2017	October 31, 2017, November 27, 2017, December 26, 2017	January 15, 2018	0.0875	191,613
				$376,350
(1) The annual per share amount distribution was $1.05 for each of the years ended December 31, 2019, 2018 and 2017.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

cumulative ICTI and net realized gains. The Expense Support Agreement may be terminated by OFS Advisor, without payment of any penalty, with or without notice to the Company.
Note 11. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total investment income	$882,103	$937,815	$886,745	$820,926
Net investment income	$576,647	536,140	480,858	462,431
Net gain (loss) on investments	$(141,030)	(390,606)	(82,828)	510,874
Net increase in net assets resulting from operations	435,617	145,534	398,030	973,305
Net investment income per share – basic and diluted (1)	0.26	$0.25	$0.24	$0.25
Net increase in net assets resulting from operations per share (1)	0.20	$0.07	$0.20	$0.52
Net asset value per share (2)	13.00	$13.05	$13.24	$13.28

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$686,622	$481,144	$331,338	$193,340
Net investment income	402,464	289,662	234,013	203,317
Net gain (loss) on investments	(558,365)	(118,672)	77,563	22,410
Net increase (decrease) in net assets resulting from operations	(155,901)	170,990	311,576	225,727
Net investment income per share – basic and diluted (1)	$0.24	$0.21	$0.21	$0.23
Net increase (decrease) in net assets resulting from operations per share (1)	$(0.09)	$0.12	$0.27	$0.25
Net asset value per share (2)	$13.00	$13.30	$13.40	$13.34

(1)	Based on weighted average shares outstanding for the respective period.

(2)	Based on shares outstanding at the end of the respective period.
Note 12. Subsequent Events Not Disclosed Elsewhere
On January 29, 2020, the Company's Board declared a distribution of $0.0875 per common share, payable on April 15, 2020, to stockholders of record on each of January 29, 2020, February 26, 2020 and March 27, 2020.
On February 28, 2020, the Company commenced a tender offer pursuant to which it is offering to purchase up to 51,349 shares of its issued and outstanding common stock at a price equal to its net asset value per share on March 30, 2020.
Subsequent to December 31, 2019, the Company sold 10,972 common shares for net proceeds of $144,200.
On March 23, 2020, the Company determined to temporarily suspend its Offering, commencing with the closing scheduled for March 30, 2020. The Company intends to resume the Offering during April 2020.

The Company evaluated events subsequent to December 31, 2019 through March 25, 2020.  The spread of the COVID-19 coronavirus has created global economic uncertainties.  The potential impact on global markets from the coronavirus is difficult to predict, and the extent to which the coronavirus may negatively affect our operating results due to its impact on our portfolio holding companies and the duration of any potential business disruption is uncertain. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the coronavirus and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, may adversely affect our financial position, operating results and cash flows.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management (with the supervision and participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act), occurred during the fiscal quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Information regarding our board of directors is as follows:

Name	Age	Position	Director Since	Expiration of Term
Interested Director:
Bilal Rashid	49	Director, Chairman, President and Chief Executive Officer	2015	2021
Independent Directors:
Robert J. Cresci	76	Director	2016	2022
Marc Abrams	74	Director	2016	2020
Executive Officers
Our executive officers hold their office until their successors are chosen and qualified, or until the earlier of the resignation or removal. Information regarding the Company’s executive officers who are not directors is as follows:

Name	Age	Position	Officer Since
Jeffrey A. Cerny	57	Chief Financial Officer and Treasurer	2016
Mukya S. Porter	45	Chief Compliance Officer	2017
Jeffery S. Owen	55	Chief Accounting Officer	2016
Tod K. Reichert	58	Corporate Secretary	2017
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
Independent Directors
Robert J. Cresci has been a managing director of Pecks Management Partners Ltd., an investment management firm, since 1990. He currently serves on the boards of directors of j2 Global, Inc., CIM Commercial Trust Corporation, OCCI, and OFS Capital. Mr. Cresci holds an undergraduate degree in Engineering from the United States Military Academy at West Point and holds a M.B.A. in Finance from the Columbia University Graduate School of Business. By virtue of his time with Pecks Management Partners and the other business entities mentioned, Mr. Cresci brings to our board of directors his broad expertise and experience in investment strategies, accounting issues, and public company matters. His experience on the board of directors of other public companies and his insight on financial and operational issues are particularly valuable to our board of directors.
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
Executive Officers Who Are Not Directors
Jeffrey A. Cerny serves as the Chief Financial Officer and Treasurer of the Company and is a director, the Chief Financial Officer, and Treasurer of OFS Capital and OCCI. Mr. Cerny also serves as a Senior Managing Director of OFS Advisor and OFSC, as a Vice President of OFSAM, and as a member of OFSAM’s investment and executive committees. Mr. Cerny oversees the finance and accounting functions of the aforementioned entities as well as underwriting, credit monitoring and CLO portfolio compliance for OFS Advisor’s syndicated senior loan business. Prior to joining OFSC in 1999, Mr. Cerny held various positions at Sanwa Business Credit Corporation, American National Bank and Trust Company of Chicago and Charter Bank Group, a multi-bank holding company. Mr. Cerny holds a B.S. in Finance from Northern Illinois University, a Masters of Management in Finance and Economics from Northwestern University’s J.L. Kellogg School of Management, and a J.D. from DePaul University’s School of Law.
Mukya S. Porter serves as the Chief Compliance Officer of the Company and is the Chief Compliance Officer of OFS Capital, OCCI, OFSC, and OFS Advisor, in which capacity she oversees the compliance and risk management functions. Ms. Porter has over 10 years of experience advising investment advisers, investment banks and other financial institutions. Prior to joining OFSC, Ms. Porter served as a Senior Vice President of Compliance at Oaktree Capital Management, an alternative investment adviser from 2012 to 2016, where she was responsible for oversight of the firm’s code of ethics program and the day-to-day management of an affiliated limited-purpose broker dealer. Prior to Oaktree, Ms. Porter held the position of Vice President and Senior Compliance Officer at Pacific Investment Management Company (“PIMCO”) from 2010 to 2012 and prior to that, from 2004 to 2010, worked, first, as a Vice President in the Legal department at Morgan Stanley Global Wealth Management and, subsequently, as a Vice President of Compliance at Morgan Stanley Investment Management. Ms. Porter received a Bachelor of Science degree, magna cum laude, in Biology from Howard University in 1996 and a J.D. from the University of California, Berkeley School of Law in 2001.
Jeffery S. Owen serves as the Chief Accounting Officer of the Company and is the Chief Accounting Officer of OFS Capital and OCCI, and the Controller and Treasurer of OFS Advisor and OFSC. Mr. Owen has over 25 years of experience in public and private accounting. Prior to joining OFSC in November of 2015, Mr. Owen served as Senior Vice President of Corporate Accounting for Northern Trust Corporation. Before joining Northern Trust Corporation in 2010, he held various positions at Aon Corporation, Web Street, Inc., CNA Financial Corporation, and Ernst & Young LLP, a international public accounting firm. Mr. Owen holds a Bachelor of Accountancy from the University of Oklahoma and a Masters of Business Administration from The University of Chicago Graduate School of Business. Mr. Owen is also a Certified Public Accountant and a CFA charterholder.

Tod K. Reichert currently serves as our Corporate Secretary and as the Corporate Secretary of OFS Capital and OCCI, and as Managing Director, Chief Administrative Officer and General Counsel of OFS Advisor, in which capacity he oversees the legal and administration functions of the firm. Mr. Reichert has over 20 years of experience as a strategic business partner, providing advice on general corporate governance and transactional matters, with a focus on securities laws, compliance, corporate finance, debt and equity investments, and mergers and acquisitions. Prior to joining OFS Advisor, Mr. Reichert served as General Counsel, Chief Compliance Officer and Corporate Secretary of MCG Capital Corporation (Nasdaq: MCGC), managing the legal and compliance departments, overseeing complex litigation, and providing securities law, disclosure and transactional advice to the Board of Directors and senior management team, while serving as a member of the MCG credit committee and SBIC investment committee. Prior to joining MCG, Mr. Reichert worked as an attorney in private practice in New York, Princeton and Boston. Mr. Reichert received his J.D. from the Rutgers University School of Law - Newark and his BFA from the University of North Carolina.
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
Former Sub-Adviser
Effective March 26, 2019, Evolv resigned as our sub-advisor, thereby terminating Evolv’s services under the Investment Sub-Advisory Agreement.
Investment Committees
The Advisor Investment Committees are responsible for the overall asset allocation decisions and the evaluation and approval of investments of OFS Advisor’s advisory clients.
The purpose of the Middle-Market Investment Committee is to evaluate and approve our prospective investments, subject at all times to the oversight of our board of directors. The Middle-Market Investment Committee, which is comprised of Richard Ressler (Chairman), Jeffrey Cerny, Kyde Sharp and Bilal Rashid, is responsible for the evaluation and approval of all the investments made by us.
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
Information regarding the Middle-Market Investment Committee is as follows:

Name	Age	Position
Richard S. Ressler	61	Chairman of OFSAM, Chairman of the Advisor Investment Committees
Jeffrey A. Cerny	57	Senior Managing Director of OFS Advisor
Bilal Rashid	49	Senior Managing Director of OFS Advisor
Kyde Sharp	43	Managing Director of OFS Advisor
Biographical information regarding members of the Investment Committee who are not directors or executive officers of the Company is as follows:
Richard S. Ressler is the founder and President of Orchard Capital Corp. ("Orchard Capital"), a firm through which Mr. Ressler oversees companies in which Orchard Capital or its affiliates invest. Through his affiliation with Orchard Capital, Mr. Ressler serves in various senior capacities with, among others, CIM Group, LLC (together with its controlled affiliates, "CIM"), a vertically-integrated owner, operator and developer of real assets, as well as a lender of debt secured by real assets, OFSAM, a full-service provider of capital and leveraged finance solutions to U.S. corporations, and OCV Management, LLC ("OCV"), an investor, owner and operator of technology companies. Mr. Ressler also serves as a board member for various public and private companies in which Orchard Capital or its affiliates invest, including as chairman of j2 Global, Inc. (NASDAQ "JCOM"), director of Presbia PLC (NASDAQ "LENS"), and chairman of CIM Commercial Trust Corporation (NASDAQ "CMCT"). Mr. Ressler served as Chairman and CEO of JCOM from 1997 to 2000 and, through an agreement with Orchard Capital, currently serves as its non-executive Chairman. Mr. Ressler has served as a director of LENS since January 2015 and as chairman of CMCT since March 2014. Since February 2018, Mr. Ressler has also served as chief executive officer, president and a director of CIM Real Estate Finance Trust, Inc., CIM Income NAV, Inc. and Cole Office & Industrial REIT (CCIT III), Inc., three publicly held non-listed REITs managed by affiliates of CIM, and as chairman of the board for each of these entities since August 2018. Mr. Ressler has also served as a director of Cole Credit Property Trust V, Inc. and Cole Office & Industrial REIT (CCIT II), Inc., two other public non-traded REITs managed by affiliates of CIM, since January 2019. Mr. Ressler co-founded CIM in 1994 and, through an agreement with Orchard Capital, chairs its executive, investment, credit, allocation and asset management committees. CIM Capital, LLC, its relying advisers, and CIM Capital IC Management, affiliates of CIM, are registered with the United States Securities and Exchange Commission as registered investment advisers. Mr. Ressler co-founded the predecessor of OFSAM in 2001 and, through an agreement with Orchard Capital, chairs its executive committee. OFS Capital Management, LLC and OFS CLO Management, LLC, affiliates of OFSAM, are registered with the SEC as registered investment advisers. Mr. Ressler co-founded OCV in 2016 and, through an agreement with Orchard Capital, chairs its executive committee. OCV relies on an exemption from registration with the SEC.
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

Compensation of Directors
Our independent directors are entitled to receive annual cash retainer fees, determined based on our net assets as of the end of each fiscal quarter. In addition, our independent directors receive an additional annual fee for serving on one or more committees of our board of directors. Amounts payable under this arrangement are determined and paid quarterly in arrears as follows:

Net Asset Value	Annual Cash Retainer	Annual Committee Retainer (regardless of the number of committees the independent director serves on)
$0 to $50 million	$10,000	$2,500
$50 million to $100 million	$20,000	$2,500
Greater than $100 million	$30,000	$2,500
Compensation paid to our independent directors for the year ended December 31, 2019 are as follows:

Name	Total Compensation from Hancock Park Corporate Income, Inc.	Total Compensation from Fund Complex (2)
Marc Abrams	$12,500	$112,500
Robert Cresci	$12,500	$148,913
Bilal Rashid (1)	$—	$—
Jeffrey A. Cerny (1)	$—	$—
Total	$25,000	$261,413
(1) No compensation is paid to directors who are "interested persons."
(2) The "Fund Complex" includes the Company, OFS Capital and OCCI.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The following table sets forth, as of March 19, 2020, the beneficial ownership of the nominee for director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 2,250,746 shares of common stock outstanding as of March 19, 2020.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon information furnished by the Company’s transfer agent and other information obtained from such persons, if available.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percentage of Class
None	None	None
Interested Director
Bilal Rashid	None	None
Independent Directors
Marc Abrams	None	None
Robert J. Cresci	None	None
Officers Who Are Not Directors
Jeffrey A. Cerny	None	None
Jeffery S. Owen	None	None
Mukya S. Porter	None	None
Tod K. Reichert	None	None
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
We entered into the Investment Advisory Agreement with OFS Advisor on July 15, 2016, pursuant to which we pay management fees and incentive fees to OFS Advisor. See “Item 1. Business–Investment Advisory Agreement,” and “Item 1. Business–Administration Agreement.” The Investment Advisory Agreement was approved by our Board on July 15, 2016, and became effective on August 30, 2016, when we satisfied the Minimum Offering Requirement. The Administration Agreement was approved by our board of directors on March 31, 2016, and became effective of July 15. 2016. The Investment Advisory Agreement and the Administration Agreement were each continued by our Board on April 4, 2019. Unless earlier terminated, the Investment Advisory Agreement and the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of our board of directors, including a majority of independent directors, or by the holders of a majority of our outstanding voting securities.
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
Conflicts may arise when we make an investment in conjunction with an investment being made by Affiliated Accounts, or in a transaction where another Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one Affiliated Account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these Affiliated Accounts may invest in different types of securities in a single portfolio company. Questions arise as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced.
We may invest in debt and other securities of companies in which other Affiliated Accounts hold those same securities or different securities, including equity securities. In the event that such investments are made by us, our interests will at times conflict with the interests of such other Affiliated Accounts, particularly in circumstances where the underlying company is facing financial distress. Decisions about what action should be taken, particularly in troubled situations, raises conflicts of interest, including, among other things, whether or not to enforce claims, whether or not to advocate or initiate a restructuring or liquidation inside or outside of bankruptcy, and the terms of any work-out or restructuring. The involvement of multiple Affiliated Accounts at both the equity and debt levels could inhibit strategic information exchanges among fellow creditors, including among us and other Affiliated Accounts. In certain circumstances, we or other Affiliated Accounts may be prohibited from exercising voting or other rights and may be subject to claims by other creditors with respect to the subordination of their interest.
For example, in the event that one Affiliated Account has a controlling or significantly influential position in a portfolio company, that Affiliated Account may have the ability to elect some or all of the board of directors of such a portfolio company, thereby controlling the policies and operations, including the appointment of management, future issuances of securities, payment of dividends, incurrence of debt and entering into extraordinary transactions. In addition, a controlling Affiliated Account is likely to have the ability to determine, or influence, the outcome of operational matters and to cause, or prevent, a change in control of such a portfolio company. Such management and operational decisions may, at times, be in direct conflict with us or other Affiliated Accounts that have invested in the same portfolio company that do not have the same level of control or influence over the portfolio company.
If additional capital is necessary as a result of financial or other difficulties, or to finance growth or other opportunities, we or other Affiliated Accounts may or may not provide such additional capital, and if provided each Affiliated Account will supply such additional capital in such amounts, if any, as determined by OFS Advisor and/or OFS Advisor’s affiliates. Investments by more than one Affiliated Account in a portfolio company also raises the risk of using assets of an Affiliated Account of OFS Advisor to support positions taken by other Affiliated Accounts, or that a client may remain passive in a situation in which it is entitled to vote. In addition, there may be differences in timing of entry into, or exit from, a portfolio company for reasons such as differences in strategy, existing portfolio or liquidity needs, different Affiliated Account mandates or fund differences, or different securities being held. These variations in timing may be detrimental to us.
The application of our investment mandate as compared to investment mandates of other Affiliated Accounts and the policies and procedures of OFS Advisor and OFS Advisor's affiliates are expected to vary based on the particular facts and circumstances surrounding each investment by two or more Affiliated Accounts, in particular when those Affiliated Accounts are in different classes of an issuer’s capital structure (as well as across multiple issuers or borrowers within the same overall capital structure) and, as such, there may be a degree of variation and potential inconsistencies, in the manner in which potential or actual conflicts are addressed.
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
We may co-invest on a concurrent basis with OFS Advisor and its affiliates, unless doing so is impermissible under existing regulatory guidance, applicable regulations and OFS Advisor’s allocation policy. On October 12, 2016, we received exemptive relief from the SEC to permit us to co-invest in portfolio companies with certain other funds managed by OFS Advisor (“Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are generally permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of OFS Capital and/or other portfolio funds established by the Adviser that could avail themselves of the exemptive relief. We have applied for the New Order, which if granted, would supercede the Order and permit us greater flexibility to enter into co-investment transactions. There can be no assurance that we will obtain such new exemptive relief from the SEC.

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
We entered into the Expense Support Agreement, pursuant to which OFS Advisor will pay to us a portion of our operating Expenses for each quarter in which we declare a distribution to our stockholders. OFS Advisor will not be entitled to reimbursement if our distribution rate is lower than the distribution rate made at the time the expenses were reimbursed or if the other operating expense ratio at the time of reimbursement exceeds the expense ratio that was in effect at the time the expenses were reimbursed. For this purpose, “other operating expenses” means all of our operating expenses, excluding organizational and offering expenses, base management fees and incentive fees, distribution and stockholder servicing fees, financing fees and interest, and brokerage commissions and extraordinary expenses. In addition, all reimbursement payments shall be deemed to relate to the earliest unreimbursed expense payments made by the Adviser to the us within three years prior to the last business day of the quarter in which such reimbursement payment obligation is incurred. The Expense Support Agreement may be terminated by OFS Advisor, without payment of any penalty, upon written notice to us. In addition, the Expense Support Agreement will automatically terminate in the event of (i) our termination of the Investment Advisory Agreement, or (ii) our dissolution or liquidation. The expense reimbursement may not be made for the purpose or effect of increasing the amount of the incentive fee to be paid by the Company to OFS Advisor.
Review, Approval or Ratification of Transactions with Related Persons
The Audit Committee of our Board is required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K).
Director Independence
For information regarding the independence of our directors, see “Item 10. Directors Executive Officers and Corporate Governance.”
Certain Business Relationships
Our directors and officers are directors or officers of OFS Advisor, OFS Services, OFS Capital and OCCI, as applicable.
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
The following table presents fees incurred by the Company for the years ended December 31, 2019 and 2018 for professional services rendered by the Company’s principal accounting firm, KPMG LLP ("KPMG") in 2019, and our former principal accounting firm BDO USA, LLP in 2018, respectively.

	Year ended December 31,
	2019 (1)	2018
Audit Fees	$278,462	$205,500
Audit-Related Fees	—	—
Tax Fees	51,500	11,000
All Other Fees	11,500	—
Total Fees	$341,462	$216,500

(1)	Includes estimated billings for fiscal year 2019.
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
The Company’s Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent auditors for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment adviser and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which KPMG billed or has yet to bill the Company for the fiscal year ended December 31, 2019, were pre-approved by the Audit Committee.

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

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
3.1	Articles of Incorporation	Form 10 (000-55552)	December 21, 2015

3.2	Form of Articles of Amendment and Restatement	Form 10 (000-55552)	February 8, 2016

3.3	First Amended and Restated Bylaws of Hancock Park Corporate Income, Inc.	8-K (814-001185)	August 24, 2017

4.1	Description of Securities			*

10.1	Form of Investment Advisory and Management Agreement	Form 10 (000-55552)	July 6, 2016

10.2	Form of Administration Agreement	Form 10 (000-55552)	June 6, 2016

10.3	Custody Agreement by and between the Registrant and U.S. Bank National Association	Form 10 (000-55552)	June 6, 2016

10.4	Form of Indemnification Agreement	Form 10 (000-55552)	February 8, 2016

10.5	Form of Expense Support and Conditional Reimbursement Agreement	Form 10 (000-55552)	June 6, 2016

10.6	Business Loan Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated September 12, 2018	8-K (814-001185)	September 13, 2018

10.7	Promissory Note between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated September 12, 2018	8-K (814-001185)	September 13, 2018

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
10.8	Business Loan Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated September 9, 2019	8-K (814-001185)	September 11, 2019

10.9	Change in Terms to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated September 9, 2019	8-K (814-001185)	September 11, 2019

10.10	Commercial Security Agreement among Hancock Park Corporate Income, Inc. and Pacific Western Bank dated September 9, 2019	8-K (814-001185)	September 11, 2019

10.11	Note Purchase Agreement dated November 27, 2019 by and between Hancock Park Corporate Income, Inc. and the Purchaser party thereto.	8-K (814-001185)	December 2, 2019

11.1	Computation of earnings per share			+

14.1	Hancock Park Corporate Income, Inc. Code of Ethics	10-Q (814-01185)	November 13, 2018

14.2	Hancock Park Corporate Income, Inc. Code of Business Conduct	10-Q (814-01185)	November 13, 2017

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

*	Filed herewith.
+	Included in statement of operations contained in this report
†	Furnished herewith.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK PARK CORPORATE INCOME, INC.

Date: March 25, 2020	/s/ Bilal Rashid
Bilal Rashid Chief Executive Officer, President and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 25, 2020	/s/ Bilal Rashid
Bilal Rashid, President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 25, 2020	/s/ Marc Abrams
Marc Abrams, Director

Date: March 25, 2020	/s/ Robert J. Cresci
Robert J. Cresci, Director

Date: March 25, 2020	/s/ Jeffrey A. Cerny
Jeffrey A. Cerny, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 25, 2020	/s/ Jeff Owen
Jeff Owen, Chief Accounting Officer (Principal Accounting Officer)