Form 10-Q
period 2020-03-31
Hancock Park Corporate Income, Inc.
filed 2020-05-15
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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
Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 14, 2020 was 2,270,638.

HANCOCK PARK CORPORATE INCOME, INC.

3

Defined Terms
We have used "we," "us," "our," "our company," and "the Company" to refer to Hancock Park Corporate Income, Inc. in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration agreement between the Company and OFS Services, dated July 15, 2016
Advisers Act	The Investment Advisers Act of 1940, as amended
Affiliated Account	Another account managed by OFS Advisor or an affiliate of OFS Advisor
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the FASB
ASC Topic 820	ASC Topic 820, "Fair Value Measurement"
ASC Topic 946	ASC Topic 946, "Financial Services—Investment Companies"
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Contractual Issuer Expenses	Salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in offering and other contractually-defined activities
Dealer Manager	International Assets Advisory, LLC
Dealer Manager Agreement	Broker dealer management agreement dated August 1, 2016 between the Company, OFS Advisor and the Dealer Manager, as amended, supplemented or modified.
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
Expense Support Agreement	Expense support and conditional reimbursement agreement dated July 15, 2016, between the Company and OFS Advisor
FASB	Financial Accounting Standards Board
Funding I	OFS Funding I, LLC, a wholly-owned subsidiary of OFSAM and an affiliate of OFS Advisor
GAAP	Accounting principles generally accepted in the United States
HPCI-MB	HPCI-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code and generally holds the equity investments of the Company that are taxed as pass-through entities.
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment advisory and management agreement between the Company and OFS Advisor, dated July 15, 2016
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Minimum Offering Requirement
The minimum capitalization requirement to commence the Offering. This was satisfied on August 30, 2016, when Funding I, a subsidiary of OFSAM, purchased 74,074 shares of our common stock in the Offering for gross proceeds of $1,000,000, or $13.50 per share

NBIP	Non-binding indicative price
Net Loan Fees	The cumulative amount of fees, such as discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan.
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser

Term	Explanation or Definition
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock
OFS Advisor	OFS Capital Management, LLC, a wholly-owned subsidiary of OFSAM and registered investment advisor under the Advisers Act
OFS Capital	OFS Capital Corporation, a Delaware corporation and publicly-traded BDC for whom OFS Advisor serves as investment advisor
OFS Services	OFS Capital Services, LLC, a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations
PIK	Payment-in-kind. PIK interest and dividends are paid in the form of additional loan principal or preferred securities.
Prime Rate	United States Prime interest rate
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
Reunderwriting Analysis	A discount rate method based upon a hypothetical recapitalization of the entity given its current operating performance and current market condition
RIC	Regulated investment company under the Code
SBCAA	Small Business Credit Availability Act
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Synthetic Rating Analysis
A discount rate method that assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and then estimates the discount rate based on observed market yields for actual rated debt.

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
Unsecured Note
An agreement with the HCM Master Fund Limited, an exempted company incorporated with limited liability under the laws of the Cayman Island in which the Company sold in a private placement an unsecured note in an aggregate principal amount of $15,000,000

Forward-Looking Statements
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

•
the belief that the carrying amounts of our financial instruments, such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments and that such financial instruments are held with high credit quality institutions to mitigate the risk of loss due to credit risk;

•	actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM;

•	constraint on investments due to access to material nonpublic information;

•	restrictions on our ability to enter into transactions with our affiliates;

•	the use of borrowed money to finance a portion of our investments, including the belief that our long-dated financing facilities affords us operational flexibility;

•	our ability to incur additional leverage pursuant to the SBCAA, and the impact of such leverage on our net investment income and results of operations;

•	competition for investment opportunities;

•	the percentage of investments that bear interest on a floating rate or fixed rate basis;

•	our ability to raise debt or equity capital as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	interest rate volatility, including the decommissioning of LIBOR;

•	the general economy and its impact on the industries in which we invest;

•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the Coronavirus (“COVID-19”) pandemic; the length and duration of the COVID-19 pandemic in the United States as well as worldwide and the magnitude of the economic impact of the outbreak; the effect of the COVID-19 pandemic on our business financial condition, results of operations and cash flows and those of our portfolio companies (including the expectation that a shift from cash interest to PIK interest will result from concessions granted to borrowers due to the COVID-19 pandemic), including our and their ability to achieve our respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business (including our belief that new loan activity in the market in which we operate has slowed) and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments;

•	the belief that we have sufficient levels of liquidity to support our existing portfolio companies and deploy capital in new investment opportunities;

•
uncertain valuations of our portfolio investments, including our belief that overweighting the Reunderwriting Analysis method more accurately captures certain data related to illiquid private credit during the COVID-19 pandemic; and

•	the effect of new or modified laws or regulations governing our operations.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities

	March 31, 2020	December 31, 2019
	(unaudited)
Assets:
Non-control/non-affiliate investments at fair value (amortized cost of $45,807,612 and $40,770,129 respectively)	$43,242,333	$40,124,923
Cash	474,477	8,814,578
Interest receivable	181,386	116,040
Prepaid expenses and other assets	37,440	41,544
Total assets	$43,935,636	$49,097,085

Liabilities:
Revolving line of credit	$1,300,000	$—
Unsecured note (net of discount and deferred debt issuance costs of $288,042 and $303,450, respectively)	14,711,958	14,696,550
Payable for investments purchased	—	4,316,624
Due to advisor and affiliates (see Note 3)	225,097	107,024
Accrued professional fees	204,145	129,135
Distribution payable	589,261	583,912
Other liabilities	147,608	143,334
Total liabilities	17,178,069	19,976,579

Commitments and contingencies (see Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized as of March 31, 2020, and December 31, 2019; 2,250,747 and 2,239,774 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	2,251	2,240
Paid-in capital in excess of par	29,928,550	29,786,761
Total distributable (losses)	(3,173,234)	(668,495)
Total net assets	26,757,567	29,120,506

Total liabilities and net assets	$43,935,636	$49,097,085

Number of shares outstanding	2,250,747	2,239,774
Net asset value per share	$11.89	$13.00

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2020	2019
Investment income
Interest income	$1,113,294	$781,051
Fee income	58,425	39,875
Total investment income	1,171,719	820,926

Operating expenses
Amortization of deferred offering costs	84,337	29,851
Contractual issuer expenses	536	3,112
Interest expense	300,592	95,349
Management fees	130,765	92,722
Incentive fees	76,050	48,770
Administrative fees	186,617	141,874
Professional fees	164,296	154,339
Insurance expense	24,911	16,367
Transfer agent fees	24,522	29,819
Other expenses	8,866	26,534
Total operating expenses	1,001,492	638,737
Less: Expense limitations under agreements with adviser (see Note 3)	(416,633)	(280,242)
Net operating expenses	584,859	358,495

Net investment income	586,860	462,431

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	(573,849)	2,016
Net unrealized appreciation (depreciation) on investments, net of taxes	(1,930,889)	508,858
Net gain (loss) on investments	(2,504,738)	510,874

Net increase (decrease) in net assets resulting from operations	$(1,917,878)	$973,305

Net investment income per common share – basic and diluted	$0.26	$0.25
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$(0.85)	$0.52
Distributions declared per common share	$0.26	$0.26
Basic and diluted weighted average shares outstanding	2,245,143	1,868,883

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at January 1, 2019	1,818,799	$1,819	$24,200,918	$(564,851)	$23,637,886
Net investment income	—	—	—	462,431	462,431
Net realized gain on investment	—	—	—	2,016	2,016
Net unrealized appreciation on investments, net of taxes	—	—	—	508,858	508,858
Tax reclassifications of permanent differences	—	—	(25,268)	25,268	—
Common stock issued	120,944	121	1,632,439	—	1,632,560
Distributions to stockholders	—	—	—	(489,716)	(489,716)
Net increase for the period ended March 31, 2019	120,944	121	1,607,171	508,857	2,116,149
Balances at March 31, 2019	1,939,743	$1,940	$25,808,089	$(55,994)	$25,754,035

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at January 1, 2020	2,239,774	$2,240	$29,786,761	$(668,495)	$29,120,506
Net investment income	—	—	—	586,860	586,860
Net realized loss on investment	—	—	—	(573,849)	(573,849)
Net unrealized depreciation on investments, net of taxes	—	—	—	(1,930,889)	(1,930,889)
Tax reclassifications of permanent differences	—	—	(2,400)	2,400	—
Common stock issued	10,973	11	144,189	—	144,200
Distributions to stockholders	—	—	—	(589,261)	(589,261)
Net increase (decrease) for the period ended March 31, 2020	10,973	11	141,789	(2,504,739)	(2,362,939)
Balances at March 31, 2020	2,250,747	$2,251	$29,928,550	$(3,173,234)	$26,757,567

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(1,917,878)	$973,305
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation on investments	1,930,889	(508,858)
Net realized (gains) losses on investments	573,849	(2,016)
Amortization of Net Loan Fees and discounts on investments	(14,374)	(8,151)
Amortization of deferred debt issuance costs	24,013	15,558
Paid-in-kind interest and dividend income	(2,832)	(3,716)
Purchase of portfolio investments	(9,094,877)	(4,636,393)
Proceeds from principal payments on portfolio investments	2,602,433	1,084,641
Sale or redemption of portfolio investments	899,022	1,121,786
Changes in operating assets and liabilities:
Interest receivable	(65,346)	(30,845)
Due to advisor and affiliates	118,073	41,024
Payable for investments purchased	(4,316,624)	(522,051)
Other assets and liabilities	63,263	(37,434)
Net cash used in operating activities	(9,200,389)	(2,513,150)

Cash flows from financing activities
Net proceeds from issuance of common stock	144,200	1,632,560
Distributions paid to stockholders	(583,912)	(445,421)
Borrowings under revolving line of credit	3,000,000	3,450,000
Repayments under revolving line of credit	(1,700,000)	(2,850,000)
Net cash provided by financing activities	860,288	1,787,139

Net decrease in cash	(8,340,101)	(726,011)
Cash at beginning of period	8,814,578	1,250,296
Cash at end of period	$474,477	$524,285

Supplemental disclosure of cash flow information:
Amortization of deferred offering costs limited by investment advisor (see Note 3)	$84,337	$29,851
Cash paid for interest	275,890	80,970

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2020

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		9.24%	(L +7.50%)	12/19/2019	8/20/2024	$3,260,538	$3,225,852	$3,091,317	11.6%

Asurion, LLC (9)	Communication Equipment Repair and Maintenance
Senior Secured Loan		7.49%	(L +6.50%)	11/19/2019	8/4/2025	1,500,000	1,510,786	1,411,000	5.3

A&A Transfer, LLC	Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		8.25%	(L +6.50%)	2/7/2020	2/7/2025	1,920,000	1,891,945	1,900,800	7.1
Senior Secured Loan (Revolver) (14)		8.25%	(L +6.50%)	2/7/2020	2/7/2025	130,517	125,911	129,212	0.5
						2,050,517	2,017,856	2,030,012	7.6
BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		10.21%	(L +8.25%)	3/22/2018	3/1/2025	1,000,000	992,922	939,750	3.5

Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (6)		9.61%	(L +7.70%)	8/23/2017	8/23/2022	553,891	551,558	550,971	2.1
Senior Secured Loan (Revolver) (14)		0.25% (5)	(L +7.25%)	8/23/2017	8/23/2022	—	(192)	(424)	—
						553,891	551,366	550,547	2.1
Chemical Resources Holdings, Inc.	Custom Compounding of Purchased Resins
Senior Secured Loan (6)		9.61%	(L +7.83%)	1/25/2019	1/25/2024	1,256,850	1,243,918	1,214,768	4.5
Common Equity (168 units) (7) (13)				1/25/2019			166,469	170,000	0.6
						1,256,850	1,410,387	1,384,768	5.1
Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		10.08%	(L +8.50%)	6/6/2017	11/1/2025	1,447,640	1,399,139	1,316,932	4.9

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2020

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		11.00%	(L +10.00%)	3/27/2020	6/30/2021	$1,325	$1,325	$1,325	—%
Senior Secured Loan		8.50%	(L +7.50%)	3/27/2020	3/27/2024	2,650	2,650	2,650	—
Senior Secured Loan		12.00%	(L +11.00%)	3/27/2020	3/27/2025	3,522	3,524	3,522	—
Common Equity (1,362 units) (7)				3/27/2020			46,403	46,410	0.2
						7,497	53,902	53,907	0.2
Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		7.74%	(L +6.75%)	9/28/2018	2/2/2026	2,393,750	2,347,985	2,213,080	8.3

Davis Vision, Inc.	Direct Health and Medical Insurance Carriers
Senior Secured Loan		8.21%	(L +6.75%)	7/16/2018	12/1/2025	1,371,000	1,348,358	1,265,108	4.7

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Senior Secured Loan (6)		10.67%	(L +9.76%)	3/8/2018	11/20/2023	1,088,365	1,085,659	1,077,917	4.0
Common Equity (115 units) (7) (13)				3/8/2018			115,154	148,000	0.6
						1,088,365	1,200,813	1,225,917	4.6
DuPage Medical Group (9)	Offices of Physicians, Mental Health Specialists
Senior Secured Loan		3.74%	(L +2.75%)	8/22/2017	8/15/2024	96,843	96,540	91,923	0.3
Senior Secured Loan		7.99%	(L +7.00%)	8/22/2017	8/15/2025	1,939,435	1,935,124	1,845,886	6.9
						2,036,278	2,031,664	1,937,809	7.2
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (2)		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	475,418	473,078	453,447	1.7
Common Equity (3,750 units) (7)				7/13/2017			37,500	27,000	0.1
						475,418	510,578	480,447	1.8
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	4/25/2024	1,000,000	985,217	993,903	3.7

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2020

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Hyland Software, Inc.	Software Publishers
Senior Secured Loan		4.24%	(L +3.25%)	10/24/2018	7/1/2024	$21,900	$21,875	$20,805	0.1%
Senior Secured Loan (9)		7.99%	(L +7.00%)	10/24/2018	7/7/2025	333,469	335,032	316,795	1.2
						355,369	356,907	337,600	1.3
Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		8.45%	(L +7.00%)	10/1/2018	10/1/2024	1,103,188	1,090,526	1,034,017	3.9
Senior Secured Loan (Revolver) (14)		8.75%	(L +7.00%)	10/1/2018	10/1/2024	156,250	154,844	146,431	0.5
						1,259,438	1,245,370	1,180,448	4.4
Institutional Shareholder Services Inc.	Administrative Management and General Management Consulting Services
Senior Secured Loan		9.57%	(L +8.50%)	3/4/2019	3/5/2027	1,068,750	1,040,943	993,649	3.7

McAfee, LLC (9)	Software Publishers
Senior Secured Loan		9.44%	(L +8.50%)	11/15/2019	9/29/2025	1,500,000	1,501,799	1,451,039	5.4

Milrose Consultants, LLC	All Other Business Support Services
Senior Secured Loan (6)		7.64%	(L +6.19%)	7/16/2019	7/16/2025	2,000,000	1,986,779	1,991,043	7.4

Online Tech Stores, LLC (10)	Stationery and Office Supplies Merchant Wholesalers
Subordinated Loan		10.50% cash / 3.00% PIK (11)	N/A	2/1/2018	8/1/2023	1,054,989	1,007,141	463,731	1.7

OnSite Care, PLLC	Home Health Care Services
Senior Secured Loan (6)		9.33%	(L +7.73%)	8/10/2018	8/10/2023	1,209,375	1,198,209	1,163,282	4.3

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		10.21%	(L +8.75%)	11/16/2017	6/30/2025	2,000,000	1,983,465	1,906,962	7.1

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2020

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		8.75%	(L +7.75%)	9/24/2018	5/1/2026	$2,000,000	$2,008,103	$1,806,771	6.8%

Performance Team LLC	General Warehousing and Storage
Senior Secured Loan		11.60%	(L +10.00%)	5/24/2018	11/24/2023	1,026,316	1,019,515	1,046,842	3.9

Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		9.75% cash / 1.50% PIK	(L +8.75%)	3/23/2018	3/23/2023	431,869	426,810	414,212	1.5
Common Equity (86 units) (7)				3/23/2018			85,714	82,500	0.3
						431,869	512,524	496,712	1.8
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		6.41%	(L +4.50%)	6/7/2017	5/26/2023	69,213	68,848	66,490	0.2
Senior Secured Loan		10.41%	(L +8.50%)	6/7/2017	11/26/2023	178,571	177,059	156,500	0.6
						247,784	245,907	222,990	0.8
Rocket Software, Inc.	Software Publishers
Senior Secured Loan (9)		5.24%	(L +4.25%)	11/20/2018	11/28/2025	135,957	135,403	113,599	0.4
Senior Secured Loan		9.24%	(L +8.25%)	11/20/2018	11/28/2026	1,285,406	1,265,840	1,110,847	4.2
						1,421,363	1,401,243	1,224,446	4.6
RPLF Holdings, LLC	Software Publishers
Common Equity (45,890 units) (7) (13)				1/17/2018			45,890	43,000	0.2

SourceHOV Tax, Inc. (6)	Other Accounting Services
Senior Secured Loan		7.88%	(L +5.50%)	3/16/2020	3/17/2025	2,306,306	2,289,160	2,289,160	8.6

SSH Group Holdings, Inc.	Child Day Care Services
Senior Secured Loan (9)		9.70%	(L +8.25%)	7/26/2018	7/30/2026	704,000	698,422	636,732	2.4

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2020

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		5.25%	(L +4.25%)	5/15/2018	12/11/2024	$104,639	$104,452	$100,684	0.4%
Senior Secured Loan		9.00%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,593,188	1,519,960	5.7
						1,697,859	1,697,640	1,620,644	6.1
The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		9.75%	(L +8.75%)	12/22/2017	12/22/2022	500,000	499,404	484,107	1.8
Senior Secured Loan		9.75%	(L +8.75%)	2/14/2020	12/31/2020	166,667	164,533	161,369	0.6
Senior Secured Loan		8.00%	(L +7.00%)	7/18/2019	12/31/2020	333,333	332,314	325,821	1.2
Senior Secured Loan (Delayed Draw)		9.75%	(L +8.75%)	7/20/2018	12/22/2022	500,000	499,939	484,107	1.8
						1,500,000	1,496,190	1,455,404	5.4
Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan (9)		4.74%	(L +3.75%)	5/30/2017	4/22/2024	15,949	15,855	12,297	—
Senior Secured Loan		9.25%	(L +8.25%)	5/30/2017	4/21/2025	1,878,456	1,811,351	1,642,954	6.1
						1,894,405	1,827,206	1,655,251	6.1
TTG Healthcare, LLC	Diagnostic Imaging Centers
Senior Secured Loan		10.58%	(L +9.00%)	3/1/2019	3/1/2024	1,003,518	990,735	978,024	3.7
Preferred Equity (191 units) (7) (13)				3/1/2019			191,409	271,000	1.0
						1,003,518	1,182,144	1,249,024	4.7
Wastebuilt Environmental Solutions, LLC	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		10.20%	(L +8.75%)	10/11/2018	10/11/2024	1,500,000	1,476,230	1,113,106	4.2

Total Investments						$45,623,085	$45,807,612	$43,242,333	161.5%

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2020

(1)
Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Rule 6-03(f) of Regulation S-X or Rule 144 of the Securities Act.

(2)
The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of March 31, 2020:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%

(3)
Substantially all of the debt investments bear interest at rates determined by reference to LIBOR (L), and which are reset monthly or quarterly. For all variable-rate investments the schedule presents the spread over LIBOR and the interest rate as of March 31, 2020. All investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(4)
Unless otherwise noted with footnote 9, fair value was determined using significant unobservable inputs for all of the Company's investments and are considered Level 3 under GAAP. See Note 5 for further details.

(5)	Commitment fee on undrawn funds.

(6)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of March 31, 2020:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
Carolina Lubes, Inc.	9.61%	9.16%	0.45%
Chemical Resources Holdings, Inc.	9.61%	7.78%	1.83%
DRS Imaging Services, LLC	10.67%	9.45%	1.22%
Milrose Consultants, LLC	7.64%	6.95%	0.69%
OnSite Care, PLLC	9.33%	7.83%	1.50%
SourceHOV Tax, Inc.	7.88%	7.00%	0.88%

(7)	Non-income producing.

(8)	Investments pledged as collateral under the PWB Credit Facility.

(9)	Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.

(10)	Investment was on non-accrual status as of March 31, 2020, meaning the Company has ceased recognition of all or a portion of income on the investment. See Note 4 for further details.

(11)	The lending group entered into a forbearance agreement to convert all cash interest to PIK interest through June 30, 2020.
(13) All or portion of investment held by HPCI-MB, a wholly owned subsidiary subject to corporate income tax.
(14) Subject to unfunded commitments. See Note 6 for further details.

See Notes to Financial Statements.

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
The Company may also make investments through HPCI-MB, a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of presentation: The accompanying interim financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to ASC Topic 946, Financial Services–Investment Companies, the requirements for reporting on Form 10-Q, and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation as of and for the periods presented. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation. These financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10 K for the year ended December 31, 2019. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
Significant Accounting Policies: The following information supplements the description of significant accounting policies contained in Note 2 to the Company's financial statements included in the Company's Annual Report on Form 10 K for the year ended December 31, 2019.
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
New accounting pronouncement issued: In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 840): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates (e.g., LIBOR) that are expected to be discontinued. ASU 2020-04 allows, among other things, certain contract modifications, such as those within the scope of Topic 310 on receivables, to be accounted as a continuation of the existing contract. This ASU was effective upon the issuance and its optional relief can be applied through December 31, 2022. The Company will consider this optional guidance prospectively, if applicable.

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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The Investment Advisory Agreement was originally approved for a period of two years from August 30, 2016 to August 30, 2018 and, unless terminated earlier as described below, will remain in effect from year-to-year upon annual approval by the Company’s Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the Company’s directors who are not “interested persons” as defined in the 1940 Act. On April 2, 2020, the Board approved the continuation of the Investment Advisory Agreement for a twelve month period from August 30, 2020 to August 30, 2021. The Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, and may be terminated by the Company or OFS Advisor without penalty upon not less than 60 days written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days written notice.
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
Expenses recognized for the three months ended March 31, 2020 and 2019, under agreements with OFS Advisor and OFS Services are presented below:

	Three Months Ended March 31,
	2020	2019
Base management fees	$130,765	$92,722
Incentive fees	76,050	48,770
Administration fees	186,617	141,874
Expense Limitation Agreements: OFS Advisor limits the Company's incurred expenses under two agreements: the Investment Advisory Agreement, which contains provisions limiting offering costs and Contractual Issuer Expenses; and an Expense Support Agreement, which limits all other operating expenses. Expense limitations provided under the Investment Advisory Agreement and Expense Support Agreement for the three months ended March 31, 2020 and 2019, are presented below:

	Three Months Ended March 31,
	2020	2019
Net offering costs and Contractual Issuer Expenses limitations under Investment Advisory Agreement	$82,473	$7,695
Operating expense limitations under Expense Support Agreement	334,160	272,547
Net expense limitations under agreements with OFS Advisor	$416,633	$280,242

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The Company is conditionally obligated to reimburse OFS Advisor for aggregate expense support provided of $4,227,611 and $4,167,383 at March 31, 2020 and December 31, 2019, respectively, as presented below:

	March 31, 2020	December 31, 2019
Unreimbursed costs under Investment Advisory Agreement:
Offering costs:
Unamortized as of period end	$165,879	$167,776
Amortized as of period end	466,413	418,283
Contractual Issuer Expenses	63,706	77,476
Total unreimbursed costs under Investment Advisory Agreement	695,998	663,535
Unreimbursed operating expense support under Expense Support Agreement	3,531,613	3,503,848
Total conditional reimbursement obligation under expense limitation agreements with OFS Advisor	$4,227,611	$4,167,383
Offering Costs and Contractual Issuer Expense Limitations: The Company is conditionally liable for offering costs and Contractual Issuer Expenses that OFS Advisor and its affiliates have incurred on its behalf under the terms of the Investment Advisory Agreement. The Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid by OFS Advisor and its affiliates have been recovered. Offering expenses and Contractual Issuer Expenses incurred by OFS Advisor or its affiliates will be eligible for reimbursement for three years from the date incurred. Unreimbursed offering costs and Contractual Issuer Expenses subject to conditional reimbursement as of March 31, 2020, are summarized below:

Period incurred	Unreimbursed Total	Expiration of reimbursement eligibility (1)
Three months ended June 30, 2017	35,369	June 30, 2020
Three months ended September 30, 2017	43,760	September 30, 2020
Three months ended December 31, 2017	79,120	December 31, 2020
Three months ended March 31, 2018	49,363	March 31, 2021
Three months ended June 30, 2018	50,109	June 30, 20221
Three months ended September 30, 2018	26,413	September 30, 2021
Three months ended December 31, 2018	23,452	December 31, 2021
Three months ended March 31, 2019	4,113	March 31, 2022
Three months ended June 30, 2019	137,749	June 30, 2022
Three months ended September 30, 2019	85,068	September 30, 2022
Three months ended December 31, 2019	78,506	December 31, 2022
Three months ended March 31, 2020	82,976	March 31, 2023
Total unreimbursed organization and offering costs, and Contractual Issuer Expenses	$695,998
(1) Expenses are pooled monthly for the determination of their reimbursement expiration date. Therefore, the unreimbursed totals each consist of three monthly expense pools. The expiration of reimbursement eligibility occurs at each month-end within the quarterly periods presented above.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
Unreimbursed support for operating expenses provided under the Expense Support Agreement and subject to conditional reimbursement as of March 31, 2020, is summarized below:

		Other Operating Expense Ratio
Supported period	Amount of expense limitation	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share (1)	Expiration of reimbursement eligibility
Three months ended June 30, 2017	283,883	19.0%	18.1%	7.0%	June 30, 2020
Three months ended September 30, 2017	314,987	10.7%	18.1%	7.0%	September 30, 2020
Three months ended December 31, 2017	316,379	8.1%	18.1%	7.0%	December 31, 2020
Three months ended March 31, 2018	369,270	10.1%	7.2%	7.0%	March 31, 2021
Three months ended June 30, 2018	320,732	8.2%	7.2%	7.0%	June 30, 2021
Three months ended September 30, 2018	275,339	6.9%	7.2%	7.0%	September 30, 2021
Three months ended December 31, 2018	188,188	5.3%	7.2%	7.0%	December 31, 2021
Three months ended March 31, 2019	272,547	6.1%	5.5%	7.0%	March 31, 2022
Three months ended June 30, 2019	238,847	5.7%	5.5%	7.0%	June 30, 2022
Three months ended September 30, 2019	231,737	5.1%	5.5%	7.1%	September 30, 2022
Three months ended December 31, 2019	385,544	4.9%	5.5%	7.2%	December 31, 2022
Three months ended March 31, 2020	334,160	5.9%	n/m(2)	7.2%	March 31, 2023
Total unreimbursed operating expense limitations provided under Expense Support Agreement	$3,531,613

(1)
The annualized rate of distributions per share is expressed as a percentage equal to the annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular quarterly cash distribution per share as of such date without compounding), divided by our Offering price per share as of such date.

(2)	Not meaningful. Annual Other Operating Expense Ratio upon which reimbursement is conditioned is based on the full-year results, and will not be determined until after December 31, 2020.
Amounts Due to Adviser and Affiliates: Amounts due to adviser and affiliates of $225,097 and $107,024 reported in the consolidated statements of assets and liabilities as of March 31, 2020 and December 31, 2019, respectively, represents amounts payable under the Investment Advisory Agreement and Administration Agreement net of amounts receivable under the Expense Support Agreement.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 4. Investments
As of March 31, 2020, the Company had loans to 34 portfolio companies, of which 98% were senior secured loans and 2% were subordinated loans, at fair value, as well as common and preferred equity investments in seven of these portfolio companies, while holding only equity in one portfolio company. At March 31, 2020, investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments (1)	$43,638,854	95.3%	163.1%	$41,537,245	96.1%	155.3%
Subordinated debt investments	1,480,219	3.2	5.5	917,178	2.1	3.4
Preferred equity investments	191,409	0.4	0.7	271,000	0.6	1.0
Common equity investments	497,130	1.1	1.9	516,910	1.2	1.9
Total	$45,807,612	100.0%	171.2%	$43,242,333	100.0%	161.6%
(1) Includes debt investments, typically referred to as unitranche, in which we have entered into contractual arrangements with co-lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. Amortized cost and fair value of these investments were $8,355,283 and $8,287,141, respectively.
At March 31, 2020, all of the Company’s investments were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$2,347,985	5.1%	8.8%	$2,213,080	5.1%	8.3%
Arts, Entertainment, and Recreation
All Other Amusement and Recreation Industries	1,496,190	3.3	5.6	1,455,404	3.4	5.4
Construction
Plumbing, Heating, and Air-Conditioning Contractors	512,524	1.1	1.9	496,712	1.1	1.9
Finance and Insurance
Direct Health and Medical Insurance Carriers	1,348,358	2.9	5.0	1,265,108	2.9	4.7
Insurance Agencies and Brokerages	1,399,139	3.1	5.2	1,316,932	3.0	4.9
Health Care and Social Assistance
Child Day Care Services	698,422	1.5	2.6	636,732	1.5	2.4
Diagnostic Imaging Centers	1,182,144	2.6	4.4	1,249,024	2.9	4.7
Home Health Care Services	2,183,426	4.8	8.2	2,157,185	5.0	8.1
Offices of Physicians, Mental Health Specialists	2,031,664	4.4	7.6	1,937,809	4.5	7.2
Outpatient Mental Health and Substance Abuse Centers	992,922	2.2	3.7	939,750	2.2	3.5
Information
Data Processing, Hosting, and Related Services	1,200,813	2.6	4.5	1,225,917	2.8	4.6
Software Publishers	3,305,840	7.3	12.4	3,056,085	7.1	11.4

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Manufacturing
Commercial Printing (except Screen and Books)	$245,907	0.5%	0.9%	$222,990	0.5%	0.8%
Custom Compounding of Purchased Resins	1,410,387	3.1	5.3	1,384,768	3.2	5.2
Truck Trailer Manufacturing	1,827,206	4.0	6.8	1,655,251	3.8	6.2
Unlaminated Plastics Profile Shape Manufacturing	2,008,103	4.4	7.5	1,806,771	4.2	6.8
Other Services (except Public Administration)
Automotive Oil Change and Lubrication Shops	551,366	1.2	2.1	550,547	1.3	2.1
Communication Equipment Repair and Maintenance	1,510,786	3.3	5.6	1,411,000	3.3	5.3
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	3,027,722	6.6	11.3	2,984,692	6.9	11.1
Other Accounting Services	2,289,160	5.0	8.6	2,289,160	5.3	8.5
Other Computer Related Services	1,245,370	2.7	4.7	1,180,448	2.7	4.4
Public Administration
Other Justice, Public Order, and Safety Activities	53,902	0.1	0.2	53,907	0.1	0.2
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	1,983,465	4.3	7.4	1,906,962	4.4	7.1
Shoe Store	510,578	1.1	1.9	480,447	1.1	1.8
Transportation and Warehousing
General Warehousing and Storage	1,019,515	2.2	3.8	1,046,842	2.4	3.9
Wholesale Trade
Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers	2,017,856	4.4	7.5	2,030,012	4.7	7.5
Industrial Machinery and Equipment Merchant Wholesalers	1,697,640	3.7	6.3	1,620,644	3.7	6.1
Industrial Supplies Merchant Wholesalers	1,476,230	3.2	5.5	1,113,106	2.7	4.2
Motor Vehicle Parts (Used) Merchant Wholesalers	3,225,851	7.1	12.1	3,091,317	7.1	11.5
Stationery and Office Supplies Merchant Wholesalers	1,007,141	2.2	3.8	463,731	1.1	1.7
	$45,807,612	100.0%	171.2%	$43,242,333	100.0%	161.5%

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
At December 31, 2019, all of the Company’s investments were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$1,856,192	4.6%	6.4%	$1,862,669	4.6%	6.4%
Temporary Help Services	905,329	2.2	3.1	897,210	2.2	3.1
Arts, Entertainment, and Recreation
All other amusement and recreation industries	1,329,352	3.3	4.6	1,328,022	3.3	4.6
Construction
Plumbing, Heating, and Air-Conditioning Contractors	510,467	1.3	1.8	580,538	1.4	2.0
Health Care and Social Assistance
Child Day Care Services	792,812	1.9	2.7	806,492	2.0	2.8
Diagnostic Imaging Centers	1,181,330	2.9	4.1	1,176,600	2.9	4.0
Home Health Care Services	2,181,688	5.4	7.5	2,119,046	5.3	7.3
Offices of Physicians, Mental Health Specialists	1,691,151	4.1	5.8	1,687,791	4.2	5.8
Outpatient Mental Health and Substance Abuse Centers	992,562	2.4	3.4	1,000,000	2.5	3.4
Information
Data Processing, Hosting, and Related Services	1,200,566	2.9	4.1	1,210,257	3.0	4.2
Software Publishers	3,305,628	8.1	11.3	3,274,482	8.2	11.2
Finance and Insurance
Direct Health and Medical Insurance Carriers	1,347,363	3.3	4.6	1,370,999	3.4	4.7
Insurance Agencies and Brokerages	440,144	1.1	1.5	433,920	1.1	1.5
Manufacturing

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Commercial Printing (except Screen and Books)	$245,952	0.6%	0.8%	$237,890	0.6%	0.8%
Custom Compounding of Purchased Resins	1,409,541	3.5	4.8	1,480,944	3.7	5.1
Truck Trailer Manufacturing	1,823,933	4.5	6.3	1,807,404	4.5	6.2
Unlaminated Plastics Profile Shape Manufacturing	2,008,434	4.8	6.9	1,971,656	4.9	6.8
Other Services (except Public Administration)
Automotive Oil Change and Lubrication Shops	555,017	1.4	1.9	563,102	1.4	1.9
Communication Equipment Repair and Maintenance	1,511,250	3.7	5.2	1,511,250	3.8	5.2
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	3,026,099	7.4	10.4	3,025,561	7.6	10.4
Other Computer Related Services	1,216,104	3.0	4.2	1,223,611	3.0	4.2
Public Administration
Other Justice, Public Order, and Safety Activities	577,810	1.4	2.0	32,579	0.1	0.1
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	1,982,998	4.9	6.8	1,982,998	4.9	6.8
Shoe Store	509,170	1.2	1.7	521,919	1.3	1.8
Transportation and Warehousing
General Warehousing and Storage	1,019,049	2.5	3.5	1,036,579	2.6	3.6
Wholesale Trade
Industrial Machinery and Equipment Merchant Wholesalers	1,697,896	4.2	5.8	1,690,356	4.2	5.8
Industrial Supplies Merchant Wholesalers	1,474,924	3.6	5.1	1,410,917	3.5	4.8
Motor Vehicle Parts (Used) Merchant Wholesalers	2,970,229	7.3	10.2	2,970,229	7.5	10.2
Stationery and Office Supplies Merchant Wholesalers	1,007,141	2.5	3.5	909,902	2.3	3.1
	$40,770,129	100.0%	140.0%	$40,124,923	100.0%	137.8%
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. At March 31, 2020, the aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $1,007,141 and $463,731, respectively, and $577,810 and $32,579 at December 31, 2019, respectively.
On March 27, 2020, the Company's debt investments in Constellis Holdings, LLC were restructured. The Company converted its non-accrual debt investments for two new debt investments and 1,362 common shares of equity. The cost and fair value of debt investments received were $6,174 and $6,172, respectively, and the cost and fair value of the common shares received were $46,403 and $46,410, respectively. For the three months ended March 31, 2020, the Company recognized a realized loss of $526,444 on the restructuring, which was fully recognized as an unrealized loss as of December 31, 2019.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 5. Fair Value of Financial Instruments
The Company’s investments are valued as determined by the Company's Board. These fair values are determined in accordance with a documented valuation policy and a consistently applied valuation process.
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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The Company observed significant declines in market liquidity ascribed to COVID-19 that disqualified certain NBIP as Level 2 inputs. A senior security with a fair value of $12,297 was transfered from Level 3 to Level 2, and senior securities with a fair value of $3,125,313 were transferred from Level 2 to Level 3 during the three months ended March 31, 2020. There were no transfers among Level 1, 2 and 3 during the three months ended March 31, 2019.
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
The following tables present the Company's investment portfolio measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

Security	Level 1	Level 2	Level 3	Fair Value at March 31, 2020
Debt investments	$—	$125,896	$42,328,527	$42,454,423
Equity investments	—	—	787,910	787,910
	$—	$125,896	$43,116,437	$43,242,333

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2019
Debt investments	$—	$3,360,575	$35,977,667	$39,338,242
Equity investments	—	—	786,681	786,681
	$—	$3,360,575	$36,764,348	$40,124,923

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The following tables provide quantitative information about valuation techniques and the Company’s significant inputs to the Company’s Level 3 fair value measurements as of March 31, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at March 31, 2020	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$36,039,163	Discounted cash flow	Discount rates	5.02% - 14.86% (10.88%)
Senior secured	6,172	Market approach	EBITDA multiples	9.61x - 9.61x (9.61x)
Senior secured	5,366,014	Market approach	Transaction Price
Subordinated	453,447	Discounted cash flow	Discount rates	16.18% - 16.18% (16.18%)
Subordinated	463,731	Market approach	EBITDA multiples	6.50x - 6.50x (6.50x)

Equity investments:
Preferred equity	271,000	Market approach	EBITDA multiples	7.00x - 7.00x (7.00x)
Common equity and warrants	516,910	Market approach	EBITDA multiples	3.25x - 10.75x (6.20x)

	$43,116,437

	Fair Value at December 31, 2019	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$31,600,042	Discounted cash flow	Discount rates	5.64% - 35.00% (10.53%)
Senior secured	22,500	Market approach	EBITDA multiples	8.09x - 8.09x (8.09x)
Senior secured	2,970,229	Market approach	Transaction Price

Subordinated	1,384,896	Discounted cash flow	Discount rates	13.83% - 18.86% (17.14%)

Equity investments:
Preferred equity	201,006	Market approach	EBITDA multiples	9.02x - 9.02x (9.02x)
Common equity	585,675	Market approach	EBITDA multiples	4.50x - 10.75x (6.35x)
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The following tables present changes in the investment measured at fair value using Level 3 inputs for the three months ended March 31, 2020 and 2019:

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Total
Level 3 assets, January 1, 2020	$34,592,771	$1,384,896	$201,006	$585,675	$36,764,348

Net unrealized appreciation (depreciation) on investments	(1,325,847)	(469,126)	69,994	(115,168)	(1,840,147)
Net realized loss on investments	(573,849)	—	—	—	(573,849)
Amortization of Net Loan Fees	14,471	209	—	—	14,680
Paid-in-kind interest income	1,633	1,199	—	—	2,832
Proceeds from principal payments on portfolio investments	(2,601,786)	—	—	—	(2,601,786)
Sale of portfolio investments	(800,983)	—	—	—	(800,983)
Purchase of portfolio investments	9,038,326	—	—	—	9,038,326
Conversion from debt investment to equity investment (Note 4)	(46,403)	—	—	46,403	—
Transfers out of Level 3	(12,297)	—	—	—	(12,297)
Transfers into Level 3	3,125,313	—	—	—	3,125,313
Level 3 assets, March 31, 2020	$41,411,349	$917,178	$271,000	$516,910	$43,116,437

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Total
Level 3 assets, January 1, 2019	$26,391,677	$1,450,840	$—	$258,984	$28,101,501

Net unrealized appreciation on investments	395,177	17,455	—	110,016	522,648
Net realized gain on investments	2,016	—	—	—	2,016
Amortization of Net Loan Fees	4,085	1,104	—	—	5,189
Paid-in-kind interest and dividend income	—	3,641	—	—	3,641
Proceeds from principal payments on portfolio investments	(1,084,641)	—	—	—	(1,084,641)
Sale or redemption of portfolio investments	(1,121,786)	—	—	—	(1,121,786)
Purchase of portfolio investments	4,278,515	—	191,409	166,469	4,636,393

Level 3 assets, March 31, 2019	$28,865,043	$1,473,040	$191,409	$535,469	$31,064,961
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the three months ended March 31, 2020 and 2019, attributable to the Company’s assets still held at those respective period ends was as follows:

	Period ended March 31,
	2020	2019
Senior secured debt investments	$(1,958,512)	$380,419
Subordinated debt investments	(469,126)	17,455
Preferred equity	69,994	—
Common equity	(114,937)	110,016
Net unrealized appreciation (depreciation) on investments held	$(2,472,581)	$507,890

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments, such as cash, receivables and payables, approximate the fair value of such items due to the short maturity of such instruments. The PWB Credit Facility is a variable rate instrument and fair value approximates book value as of March 31, 2020 and December 31, 2019.
The following tables present the fair value measurements of the Company's debt and indicate the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of March 31, 2020 and December 31, 2019:

	March 31, 2020
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$1,300,000	$1,300,000
Unsecured Note	—	—	13,497,742	13,497,742
Total debt, at fair value	$—	$—	$14,797,742	$14,797,742

	December 31, 2019
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$—	$—
Unsecured Note	—	—	14,641,555	14,641,555
Total debt, at fair value	$—	$—	$14,641,555	$14,641,555
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

The following are the carrying values and fair values of the Company’s debt as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020		As of December 31, 2019
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
PWB Credit Facility	$1,300,000	$1,300,000	$—	$—
Unsecured Note	14,711,958	13,497,742	14,696,550	14,641,555
Total debt, at fair value	$16,011,958	$14,797,742	$14,696,550	$14,641,555
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
Note 6. Commitments and Contingencies
The Company has the following unfunded commitments to portfolio companies as of March 31, 2020 and December 31, 2019, respectively:

Name of Portfolio Company	Investment Type	March 31, 2020	December 31, 2019
A&A Transfer, LLC	Senior Secured Loan (Revolver)	$106,787	$—
Carolina Lubes, Inc.	Senior Secured Loan (Revolver)	80,357	80,357
Inergex Holdings, LLC	Senior Secured Loan (Revolver)	31,250	62,500
		$218,394	$142,857
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2020 and December 31, 2019, respectively.

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
Note 7. Borrowings
PWB Credit Facility: The Company has up to $10.0 million available credit under its PWB Credit Facility, maturing February 28, 2021, of which $1.3 million was drawn as of March 31, 2020. The effective interest rate on the PWB Credit Facility was 5.85% at March 31, 2020. Maximum availability under the PWB Credit Facility as of March 31, 2020 was $8.7 million based on the stated advance rate of 35% of the borrowing base. All investments are pledged as collateral under the PWB Credit Facility.
Unsecured Note: As of March 31, 2020, the Company's Unsecured Note had an aggregate outstanding principal of $15.0 million. The Unsecured Note has a fixed interest rate of 6.50% and is due on November 27, 2024. The effective interest rate on the Unsecured Note was 6.92% at March 31, 2020.
The Unsecured Note contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, and minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, certain judgements and orders, and certain events of bankruptcy.
The Company's interest expense, average outstanding borrowing and weighted average interest expense on the Company's debt are presented below:

	Three Months Ended March 31,
	2020	2019
PWB Credit Facility	$41,434	$95,349
Unsecured Note	259,158	—
Total interest expense (1)	$300,592	$95,349

Average dollar borrowings	$16,686,813	$4,636,667
Weighted average interest rate	6.84%	8.34%
(1) Interest expense is inclusive of interest on the outstanding balance, commitment fees on undrawn amounts, and the amortization of deferred debt issuance costs.
Note 8. Federal Income Tax
The Company has elected to be taxed as a RIC under Subchapter M of the Code. The determination of the tax attributes of the Company's distributions is made annually as of the end of its fiscal year based on its ICTI and distributions for the full year.
The tax-basis of portfolio investments and net unrealized appreciation (depreciation) on investments did not materially differ from their GAAP basis as of March 31, 2020 and December 31, 2019, respectively.
For further information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 9. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Per share operating performance:
Net asset value per share at beginning of period	$13.00	$13.00
Net investment income (6)	0.26	0.25
Net realized loss on non-control/non-affiliate investments (6)	(0.26)	—
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments (6)	(0.85)	0.28
Total from investment operations	(0.85)	0.53
Distributions (1)	(0.26)	(0.26)
Issuance of common stock (2) (6)	—	0.01
Net asset value per share at end of period	$11.89	$13.28
Total return based on net asset value (3)	(6.5)%	4.2%
Shares outstanding at end of period	2,250,747	1,939,743
Weighted average shares outstanding	2,245,143	1,868,883
Ratio/Supplemental Data
Average net asset value (4)	$27,939,037	$24,695,962
Net asset value at end of period	$26,757,567	$25,754,037
Net investment income	$586,860	$462,431
Ratio of total net operating expenses to average net assets (5)	8.4%	5.8%
Ratio of net investment income to average net assets (5)	8.4%	7.5%
Portfolio turnover (7)	8.4%	7.5%

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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 10. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued or subscribed in the Offering during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	10,973	$160,000	120,944	$1,684,500
Commissions and dealer manager fees	—	(15,800)	—	(102,475)
Dealer manager fees paid by OFS Advisor	—	—	—	50,535
Net proceeds to the Company	10,973	$144,200	120,944	$1,632,560
From May 19, 2017 through June 30, 2019, OFS Advisor paid the dealer manager fee on sales of shares of our common stock in the Offering. Payments of dealer manager fees by OFS Advisor were not subject to reimbursement by the Company. We have agreed to pay the dealer manager fees on sales of shares of our common stock in the Offering subsequent to June 30, 2019.
Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the three months ended March 31, 2020 and 2019. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount	Cash Distribution
Three Months Ended March 31, 2019
January 29, 2019	January 29, 2019, February 26, 2019 and March 27, 2019	April 15, 2019	$0.0875	$489,716
Three Months Ended March 31, 2020
January 29, 2020	January 29, 2020, February 26, 2020 and March 27, 2020	April 15, 2020	$0.0875	$589,261
(1) The quarterly per share distribution amount was $0.2625 for the three months ended March 31, 2020 and 2019, respectively.
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
Repurchases of Shares
The following table summarizes the common stock repurchases by the Company as of March 31, 2020:

	Number of Shares	Amount
November 6, 2018 through December 31, 2018	18,425	$243,030
January 1, 2019 through April 5, 2019 (1)	7,407	98,296
April 6, 2019 through June 30, 2019	9,029	119,821
July 1, 2019 through September 30, 2019	7,407	97,111
October 1, 2019 through December 31, 2019	15,597	204,317
January 1, 2020 through April 3, 2020 (2)	32,622	364,383
(1)  The Company's February 11, 2019 tender offer that was originally scheduled to end on March 27, 2019, was amended to extend the offer period to April 5, 2019.
(2) The Company's February 21, 2020 tender offer that was originally schedule to end on March 27, 2020, was amended to extend the offer period to April 3, 2020.
All repurchased shares were retired upon acquisition.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 11. Subsequent Events Not Disclosed Elsewhere
Subsequent to March 31, 2020, the Company sold an additional 19,891 common shares for additional net proceeds of $246,300.
On April 28, 2020, the Board declared a distribution of $0.0825 per common share, which represents a 7.2% distribution yield, payable on July 15, 2020, to stockholders of record on April 28, 2020.
On May 11, 2020, the Board approved a tender offer, commencing on May 29, 2020, to purchase 2.5% of the weighted average number of shares of the outstanding Common Stock for the trailing 12-month period ending March 31, 2020.
COVID-19
The Company evaluated events subsequent to March 31, 2020 through May 14, 2020. On March 11, 2020, the World Health Organization declared the novel coronavirus as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to the COVID-19 pandemic. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown which may be protracted. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Further, the operational and financial performance of the portfolio companies in which the Company makes investments have been, and may continue to be, significantly impacted by the COVID-19 pandemic, which in turn has, and may continue to have, an impact the valuation of the Company’s investments.
Accordingly, the Company cannot predict the full extent to which its business, financial condition, results of operations and cash flows will be affected at this time. The potential impact to the Company’s results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond the Company’s control.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. For additional overview information on the Company, see "Item 1. Business" in our Annual Report on Form 10-K for the year ended December 31, 2019.
Overview
Key performance metrics are presented below:

	Three Months Ended March 31,
	2020	2019
Net investment income per common share	$0.26	$0.25
Net increase (decrease) in net assets resulting from operations per common share	$(0.85)	$0.52
Distributions declared per common share	$0.26	$0.26

	At March 31, 2020	At December 31, 2019
Net asset value per common share	$11.89	$13.00
Our portfolio experienced net losses of $2,504,738, or $1.12 per share, during the three months ended March 31, 2020, principally as a result of the economic uncertainty caused by the COVID-19 pandemic and related state-mandated social distancing measures. The fair value of the portfolio declined $1,920,072 in the first quarter primarily as a result of the immediate adverse economic effects of the COVID-19 pandemic on market conditions and the overall economy through March 31, 2020, and the related uncertainty regarding its future impact, including, but not limited to, the related declines in quoted loan prices, increases in underlying market credit spreads and company-specific negative impacts on past and expected future operating performance. Additionally, we realized a loss of $526,444 upon the restructuring of our debt investment in Constellis Holdings, LLC, which had unrealized depreciation of $545,231 as of December 31, 2019, and therefore positively impacted the current quarter net loss by $18,787.
Net investment income per share increased $0.01 from the corresponding quarter in the prior year. Weighted average yield on debt for the three months ended March 31, 2020, declined to 9.21% from 10.09% in the first quarter ending March 31, 2019, however, our weighted average interest costs decreased to 6.84% from 8.34%. During the quarter, our investment in the subordinated debt of Online Tech Stores, LLC was placed on non-accrual status resulting in a decrease of interest income of approximately $34,816.
Since OFS Advisor implemented its business continuity plan in mid-March, the entire team has effectively transitioned to remote work and we are currently capable of maintaining our normal functionality to complete our operational requirements.
We are actively monitoring our portfolio companies throughout this period of economic uncertainty including assessing our portfolio companies' operational and liquidity outlook. During the quarter, portfolio companies drew down credit commitments of $206,150. As of March 31, 2020, we have unfunded commitments of $218,394. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), which, among other things, provides eligible companies with up to $10 million in 100% SBA-guaranteed forgivable Paycheck Protection Program ("PPP") loans was signed into law. As of May 14, 2020, eleven of our portfolio companies, for which we had investment exposure totaling approximately $13 million at cost, had secured approximately $32 million in PPP loans from the SBA. Also 94% of our performing loans as of December 31, 2019 satisfied their first quarter 2020 interest payments. We believe new loan activity in the market in which we operate has slowed and we have observed a decrease in origination and underwriting activity. We have not originated a portfolio company investment since March 16, 2020.
At March 31, 2020, our asset coverage ratio was 264% and we remained in compliance with all applicable financial covenant thresholds under our outstanding debt and our minimum asset coverage requirements under the 1940 Act. As of March 31, 2020, we had available borrowings of $8.7 million under our PWB Credit Facility. Based on fair values and equity capital at March 31, 2020, we could access our entire availability under the PWB Credit Facility and have an asset coverage ratio of 207%. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and selectively deploy capital in new investment opportunities in this challenging environment.
On April 28, 2020, our Board declared a distribution of $0.0825 per common share, payable on July 15, 2020, to stockholders of record on April 28, 2020.

We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which the COVID-19 pandemic will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and possibly default on their financial obligations to us and their other capital providers. We also expect that some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.
We are also subject to financial risks, including changes in market interest rates. As of March 31, 2020, approximately $44 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR.
We will continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our financial condition, results of operations or cash flows in the future. However, to the extent our portfolio companies continue to be adversely impacted by the COVID-19 pandemic, our future net investment income, financial condition, results of operations and the fair value of our portfolio investments may be materially adversely impacted.
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

OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital and OCCI. OFS Advisor provides sub-advisory services to CMFT Securities Investments, LLC, a wholly owned subsidiary of CIM Real Estate Finance Trust, Inc., a corporation that qualifies as a real estate investment trust. Additionally, OFS Advisor expects to provide sub-advisory services to CIM Real Assets & Credit Fund, a newly organized externally managed registered investment company that intends to operate as an interval fund that expects to invest primarily in a combination of real estate, credit and related investments.
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
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through at least December 31, 2020, the Company may, subject to the satisfaction of certain conditions, co-invest in its existing portfolio companies with certain other funds managed by OFS Advisor or its affiliates, even if such other fund has not previously invested in such existing portfolio company. Without this order, the Company generally would not be able to participate in such co-investments unless the affiliated fund had previously acquired securities of the portfolio company in a co-investment transaction with the Company. We have applied for a new exemptive order, which, if granted, would supersede the Order and would permit us greater flexibility to enter into co-investment transactions. There can be no assurance that we will obtain such new exemptive relief from the SEC.
Conflicts may arise when an account managed by OFS Advisor makes an investment in conjunction with an investment being made by another account managed by OFS Advisor or an affiliate of OFS Advisor (each, an "Affiliated Account"), or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Potential conflicts arise when addressing, among other things, questions as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced. For additional information see "Item 1A. Business — Conflicts of Interest" and "Item 1A. Risk Factors — Risks Related to Our Business and Structure  — We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients" in our Annual Report on Form 10-K for the year ended December 31, 2019.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those relating to revenue recognition, expense limitation agreements and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board. For descriptions of our revenue recognition and fair value policies, see "Item 8. Financial Statements – Notes to Financial Statements – Note 2" and "Management's Discussion and Analysis – Critical Accounting Policies and Significant Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2019.
Fair value estimates. Our approach to fair value estimates was significantly adjusted in response to the economic uncertainty associated with the spread of the COVID-19 pandemic. Our use of NBIP includes assessment of whether a sufficient number of market quotations are available or whether a sufficient number of indicative prices from pricing services or brokers or dealers have been received, and whether the depth of the markets from which those quotes were received is sufficient to transact at those prices in amounts approximating our positions in such assets. Moreover, these assessments are generally based on a 90-day moving average of our depth and liquidity metrics. The 90-day moving average generally counters the effects of intermittent quoting activity observed and month- and quarter-ends, irregular quoting activity that tends to artificially inflate our metrics. We observed significant declines in market liquidity beginning in the middle of March and concluded the 90-day moving average was dilutive to the significant market dislocation during this period. Accordingly, we adjusted our depth and liquidity assessment to one based on a 5-day moving average of the metrics. This change to our depth and liquidity metrics, as well as changes in the level of the metrics themselves, led to the transfer of four instruments with an aggregate fair value of $3,125,313 from a fair value estimate based on Level 2 NBIP inputs to estimates based on models and Level 3 inputs, and one instrument with an aggregate fair value of $12,297 from a fair value estimate based on Level 3 models and inputs to estimates based on Level 2 NBIP inputs.
We also adjusted our Level 3 fair value models responsive to current economic and market conditions. Our processes included an assessment of the impact of the COVID-19 pandemic on the financial condition, results of operations or cash flows of our portfolio companies. Generally, such forward-looking assessments were fragmentary, however in the limited circumstances in which forward-looking estimates were believed to be reliable, such information was directly incorporated into our fair value models. However, given the general lack of reliable forward-looking information, we considered the market impact on performance-metric multiples and related impact on enterprise values. The re-estimated enterprise values were then utilized to re-assess the capital structure and available "equity cushions". Re-estimated portfolio company equity levels were then used to adjust leverage multiples and the structural components of capital included in our valuation models. Our approach also considered an assessment of the relative weighting of the models in our concluded fair value estimates. Our primary approaches to estimating the fair value of debt instruments are the Synthetic Debt Rating and Reunderwrtitng Analysis, to which we had generally given equal weighting in our concluded values. As a result of observed secondary market dislocation, wide bid-ask spreads, and lessened liquidity following the economic uncertainty caused by the COVID-19 pandemic, we decreased the weighting for the Synthetic Rating Analysis and increased the weighting for the Reunderwriting Analysis in the current period analysis, from a weighting of 50/50 to weightings of 25/75 to 10/90. We believe overweighting the Reunderwriting Analysis method more accurately captures certain data related to illiquid private credit during the COVID-19 pandemic.
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments at March 31, 2020:

	Fair Value at March 31, 2020	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior secured	$36,225,231	$35,130,068	$37,212,769
Senior secured (Transaction Price)	5,366,014	5,366,014	5,366,014
Subordinated	863,178	856,187	977,951

Equity investments:
Preferred equity	271,000	234,000	279,000
Common equity	516,910	404,790	622,582
	$43,242,333	$41,991,059	$44,458,316
Portfolio Composition and Investment Activity
Portfolio Composition
The following table summarizes the composition of our investment portfolio as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$43,638,854	$41,537,245	$38,648,951	$37,953,346
Subordinated debt investments	1,480,219	917,178	1,478,811	1,384,896
Preferred equity investments	191,409	271,000	191,409	201,006
Common equity investments	497,130	516,910	450,958	585,675
	$45,807,612	$43,242,333	$40,770,129	$40,124,923
Total number of portfolio companies	35	35	34	34

(1)
Includes debt investments, typically referred to as unitranche, in which we have entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. At March 31, 2020, the aggregate amortized cost and fair value of these investments was $8,355,283 and $8,287,141, respectively.

As of March 31, 2020, all of our senior secured debt investments were floating rate loans and our subordinated debt investments were fixed rate loans. Approximately 98% of our debt investments at fair value, are senior securities of the borrower, rather than in the subordinated securities, preferred equity or common equity. We believe the seniority of our debt investments in the borrowers' capital structure may provide greater downside protection against the impact of the COVID-19 pandemic.
As of March 31, 2020, our investment portfolio’s three largest industries by fair value, were (1) Wholesale Trade of 19.3%, (2) Health Care and Social Assistance of 16.1%, and (3) Professional, Scientific, and Technical Services of 14.9%, totaling approximately 50.3% of the investment portfolio. We have limited exposure to the Retail Trade industry, 5.5%, which has been significantly impacted by the COVID-19 pandemic. For a full summary of our investment portfolio by industry, see "Item 1–Financial Statements–Note 4."

The following table presents our debt investment portfolio by investment size as of March 31, 2020 and December 31, 2019:

	Amortized Cost				Fair Value
	March 31, 2020		December 31, 2019		March 31, 2020		December 31, 2019
Up to $1,000,000	$5,728,863	12.7%	$7,737,315	19.3%	$6,992,082	16.5%	$7,171,472	18.2%
$1,000,000 to $1,500,000	14,961,915	33.1	13,360,333	33.3	14,920,292	35.1	13,198,830	33.6
$1,500,000 to $2,000,000	10,507,675	23.3	14,051,452	35.0	10,918,480	25.7	14,026,055	35.6
Greater than $2,000,000	13,920,620	30.9	4,978,662	12.4	9,623,569	22.7	4,941,885	12.6
Total	$45,119,073	100.0%	$40,127,762	100.0%	$42,454,423	100.0%	$39,338,242	100.0%
The following table displays the composition of our debt investment portfolio by weighted average yield as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Senior Secured	Subordinated	Total	Senior Secured	Subordinated	Total
Weighted Average Yield (1)	Debt	Debt	Debt	Debt	Debt	Debt
Less than 8%	9.8%	—%	9.7%	1.7%	—%	1.7%
8% - 10%	56.3	—	55.7	45.9	—	44.2
10% - 12%	29.3	—	29.0	47.1	—	45.3
12% - 14%	4.6	100.0	5.6	5.3	100.0	8.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield - performing debt investments (1)	9.53%	13.42%	9.57%	10.15%	12.57%	10.24%
Weighted average yield - total debt investments (2)	9.53%	4.29%	9.21%	10.00%	12.57%	10.09%
(1) The weighted average yield on our performing debt investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees divided by (b) amortized cost of our debt investments as of the balance sheet date, excluding debt investments in non-accrual status as of the balance sheet date.
(2) The weighted average yield on our total debt investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees divided by (b) amortized cost of our debt investments as of the balance sheet date, including debt investments in non-accrual status as of the balance sheet date.
The weighted average yield on senior secured debt investments decreased approximately 63 basis point during the three months ended March 31, 2020, primarily as a result of an effective yield of 8.5% on new investments in new portfolio companies and a decrease in LIBOR. During the three months ended March 31, 2020, the weighted average yield on subordinated debt decreased 8.23% due to the change in status of Online Tech Stores, LLC to non-accrual.
The weighted average yield on total investments was 9.21% and 9.93% at March 31, 2020 and December 31, 2019, respectively. Weighted average yield on total investments is computed as (a) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees, plus the effective yield on our performing preferred equity investments, divided by (b) amortized cost of our total investment portfolio, including assets in non-accrual status as of the balance sheet date. The weighted average yield of our investments is not the same as a return on investment for our stockholders but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

Investment Activity
The following is a summary of our investment activity for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	Debt Investments	Equity Investments
Investments in new portfolio companies	$6,187,557	$—
Investments in existing portfolio companies:
Follow-on investments	2,644,620	—
Restructured investments	10,147	46,403
Delayed draw / revolver funding	206,150	—
Total investments in existing portfolio companies	2,860,917	46,403
Total investments in new and existing portfolio companies	$9,048,474	$46,403
Number of new portfolio company investments	3	—
Number of existing portfolio company investments	10	1
Proceeds from principal payments	$2,602,433	$—
Proceeds from investments sold or redeemed	899,022	—
Total proceeds from principal payments, equity distributions and investments sold	$3,501,455	$—
Notable investments in new portfolio companies during the three months ended March 31, 2020, include A&A Transfer, LLC. ($2.0 million senior secured loan) and SourceHOV Tax, Inc. ($2.3 million senior secured loan).
Non-cash investment activity
On March 27, 2020, our debt investments in Constellis Holdings, LLC were restructured. We converted our non-accrual debt investments for two new debt investments and 1,362 common shares of equity. The cost and fair value of debt investments received were $6,174 and $6,172, respectively, and the cost and fair value of the common shares received were $46,403 and $46,410, respectively. For the three months ended March 31, 2020, we recognized a realized loss on the restructuring of $526,444, which was fully recognized as an unrealized loss as of December 31, 2019.
The following is a summary of our investment activity for three months ended March 31, 2019:

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
Notable investments in new portfolio companies during the three months ended March 31, 2019, include Chemical Resources Holdings, Inc. ($1.2 million senior secured loan and $0.2 million common equity), TTG Healthcare, LLC ($1.0 million senior secured loan and $0.2 million preferred stock), and Institutional Shareholder Services, Inc. ($1.0 million senior secured loan).
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
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2019. The following table shows the classification of our debt securities of portfolio companies, by credit risk rating as of March 31, 2020 and December 31, 2019.

	Debt Investments, at Fair Value
Risk Category	March 31, 2020		December 31, 2019
1 (Low Risk)	$2,650	—%	$—	—%
2 (Below Average Risk)	1,046,842	2.5	1,036,579	2.6
3 (Average)	39,409,033	92.8	37,359,182	95.0
4 (Special Mention)	1,532,167	3.6	909,902	2.3
5 (Substandard)	463,731	1.1	10,079	—
6 (Doubtful)	—	—	22,500	0.1
7 (Loss)	—	—	—	—
	$42,454,423	100.0%	$39,338,242	100.0%

Changes in the distribution of our debt investments across risk categories were a result of new debt investments, the receipt of amortization payments on existing debt investments, repayment of certain debt investments in full, changes in the fair value of our existing debt investments, realized gains on the sale of investments, as well as the risk rating change in debt investments from risk category 3 to risk category 4, with a total amortized cost and fair value of $1,903,041 and $1,527,320, as well as the risk rating change in a debt investment from risk category 4 to risk category 5, with an amortized cost and fair value of $1,007,141 and $463,731 respectively, and other investment activity.
Non-Accrual Loans
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. At March 31, 2020, the aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $1,007,141 and $463,731, respectively, and $577,810 and $32,579 at December 31, 2019, respectively.
On March 27, 2020, our debt investments in Constellis Holdings, LLC were restructured. We converted our non-accrual debt investments for two new debt investments and 1,362 common shares of equity. The cost and fair value of debt investments received were $6,174 and $6,172, respectively, and the cost and fair value of the common shares received were $46,403 and $46,410, respectively.
Results of Operations
Our key financial measures are described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations–Results of Operations–Key Financial Measures" in our Annual Report on Form 10-K for the year ended December 31, 2019. The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
We do not believe that our historical operating performance is necessarily indicative of our future results of operations. We are primarily focused on debt investments in middle-market and larger companies in the United States and, to a lesser extent, equity investments, including warrants and other minority equity securities. Moreover, as a BDC and a RIC, we will also be subject to certain constraints on our operations, including, but not limited to, limitations imposed by the 1940 Act and the Code. For the reasons described above, the results of operations described below may not necessarily be indicative of the results we expect to report in future periods.
Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net increase in net assets resulting from operations may not be meaningful.

Comparison of the Three Months Ended March 31, 2020, and 2019
Operating results for the three months ended March 31, 2020 and 2019, are as follows:
Investment Income

	Three Months Ended March 31,
	2020	2019
Interest income	$1,113,294	$781,051
Fee income	58,425	39,875
Total investment income	$1,171,719	$820,926
Investment income for the three months ended March 31, 2020 consisted primarily of interest income on our debt investments and syndication fee income. The increase in interest income for three months ended March 31, 2020 compared to the corresponding periods in the prior year, was primarily due to the growth in our portfolio from the deployment of funds raised through our Offering and the deployment of funds from the Unsecured Note into portfolio securities. Syndication fee income for the three months ended March 31, 2020 increased compared to the corresponding periods in the prior year, primarily due to approximately $33.4 million in loan originations in which OFS Advisor sourced, structured, and arranged the lending group, and for which we were additionally compensated.
Due to the COVID-19 pandemic and the impact to our borrowers, we expect a partial shift from cash interest to PIK interest as a result of concessions granted to borrowers to support the borrowers' liquidity. Since the onset of the COVID-19 pandemic, we have continued to originate loans, although we have observed a decrease in underwriting and origination activity. There has been no portfolio company investments originated since March 16, 2020.
Gross Expenses. Our gross expenses are limited under the Investment Management Agreement and the Expense Support Agreement; see "—Expense Limitations." Investment expenses shown with respect to each governing expense limitation agreement for the three months ended March 31, 2020 and 2019, are presented below:

	Three Months Ended March 31,
	2020	2019
Expenses subject to limitation under Investment Advisory Agreement:
Amortization of deferred offering costs	$84,337	$29,851
Contractual issuer expenses	536	3,112
Total expenses subject to limitation under Investment Advisory Agreement	84,873	32,963
Expenses subject to limitation under Expense Support Agreement:
Interest expense	300,592	95,349
Management fees	130,765	92,722
Incentive fees	76,050	48,770
Administration fee	186,617	141,874
Professional fees	164,296	154,339
Insurance expense	24,911	16,367
Transfer agent fees	24,522	29,819
Other expenses	8,866	26,534
Total expenses subject to limitation under Expense Support Agreement	916,619	605,774
Total expenses	$1,001,492	$638,737
Expenses Limited under the Investment Management Agreement
Offering Expenses. OFS Advisor incurred, on our behalf, offering costs of $82,439 and $1,001 during the three months ended March 31, 2020 and 2019, respectively, which are deferred and amortized over the twelve months following incurrence. Offering costs for the three months ended March 31, 2020 and 2019, relate to ordinary due diligence and development of distribution platforms for our common stock.
Amortization of offering costs were $84,337 and $29,851 for the three months ended March 31, 2020 and 2019, respectively. Higher amortization expense in the three months ended March 31, 2020 relate to additional monthly costs of developing distribution platforms of the Offering.

Contractual Issuer Expenses. Contractual Issuer Expenses declined in the three months ended March 31, 2020, compared to the corresponding periods in the prior year as the fund has grown and the marketing of the fund has required less direct involvement of OFS Advisor’s employees and employees of their affiliates.
Expenses Limited under the Expense Support Agreement
Interest expense increased due to the average dollar amount of borrowings outstanding of $16,686,813 during the three months ended March 31, 2020.
Management and incentive fees increased for the three months ended March 31, 2020, compared to the corresponding periods in the prior year as a result of growth in our portfolio and investment activity from the deployment of Offering proceeds and the Unsecured Note. Administrative fees are primarily related to accounting and record-keeping services, and preparation and filing of required periodic reports with the SEC. Administrative fees for the three months ended March 31, 2020, compared to the corresponding period in the prior year slightly increased due to more labor allocated to the fund due to the increase in the size of our portfolio.
Professional fees include fees for our attorneys, independent accountants and consultants. Professional fees remained stable compared to the corresponding period.
General and administrative expenses, such as insurance, transfer agent and other expenses were $58,299 and $72,720 for the three months ended March 31, 2020 and March 31, 2019, respectively. The decrease in general and administrative expenses was primarily due to a decrease in taxes.
Expense Limitations
Expense Limitations under Investment Advisory Agreement. We reimbursed OFS Advisor $2,400 and $25,268 for offering expenses and Contractual Issuer Expenses for the three months ended March 31, 2020 and March 31, 2019, respectively. This amount consisted of Contractual Issuer Expenses and offering expenses incurred in prior periods by OFS Advisor on our behalf.
We are conditionally obligated to pay OFS Advisor up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid by OFS Advisor and its affiliates have been recovered. Reimbursable offering costs and Contractual Issuer Expenses were $695,998 as of March 31, 2020.
The determination of expense limitations under the Investment Advisory Agreement is presented below.

	Three Months Ended March 31,
	2020	2019
Total expenses limited under Investment Advisory Agreement	$84,873	$32,963
Offering costs and Contractual Issuer Expenses reimbursed and incurred	(2,400)	(25,268)
Net offering costs and Contractual Issuer Expenses limitations under Investment Advisory Agreement	$82,473	$7,695

Expense Limitations under Expense Support Agreement. Gross operating expenses (operating expenses exclusive of organization and offering expenses, and Contractual Issuer Expenses, and before limitations) are subject to limitation under the Expense Support Agreement. OFS Advisor's obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to unsupported investment company taxable income (expense), net realized gains (losses), and the amount of declared distributions; the Expense Support Agreement provides expense support such that distributions are not paid from Offering proceeds. The determination of expense limitation under the Expense Support Agreement for the three months ended March 31, 2020 and 2019, is presented below.

	Three Months Ended March 31,
	2020	2019
Total investment income	$1,171,719	$820,926
Expenses limited under the Expense Support Agreement (1):
Interest expense, base management fees, and incentive fees	507,407	236,841
Other operating expenses as defined in the Expense Support Agreement (2)	409,211	368,932
Total expenses limited under the Expense Support Agreement	916,618	605,773
Net investment income prior to limitation	255,101	215,153
Net realized gain in ICTI	—	2,016
Unsupported ICTI prior to expense limitation	255,101	217,169
Declared distributions	589,261	489,716
Expense limitation under Expense Support Agreement	$334,160	$272,547

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
Net realized and unrealized gain (loss) on investments
Three months ended March 31, 2020
The fair value of the portfolio declined due to the net unrealized depreciation of $1,920,072 in the first quarter primarily as a result of the adverse economic effects of the COVID-19 pandemic on market conditions and the overall economy as of March 31, 2020 and the related declines in quoted loan prices, increases in underlying market credit spreads and company-specific negative impacts on past and expected future operating performance. Additionally, we incurred realized losses of $573,849 primarily due to the restructuring of our debt investments in Constellis Holdings, LLC, which was fully recognized as an unrealized loss as of December 31, 2019.
The net unrealized depreciation for the three months ended March 31, 2020 is principally due to the decrease in fair value in our Online Tech Store, LLC and Wastebuilt Environmental Solutions, LLC investments for total unrealized depreciation of $745,289.
Three months ended March 31, 2019
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

Liquidity and Capital Resources
At March 31, 2020, we held cash of $474,477 and had available borrowings of $8.7 million under our PWB Credit Facility. Based on fair values and equity capital at March 31, 2020, we could access our entire availability under the PWB Credit Facility and have an asset coverage ratio of 207%. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and selectively deploy capital in new investment opportunities in this challenging environment.
Sources and Uses of Cash
We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, including net amounts received from OFS Advisor, (iii) the PWB Credit Facility and any other financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks, including the PWB Credit Facility, and issuances of senior securities. Our primary use of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying OFS Advisor), (iii) debt service of any borrowings, including the Unsecured Note and (iv) cash distributions to the holders of our stock. These principal sources and uses of cash and liquidity are presented below:

	Three Months Ended March 31,
	2020	2019
Cash from net investment income	$709,657	$438,867
Net purchases and originations of portfolio investments	(9,910,046)	(2,952,017)
Net cash used in operating activities	(9,200,389)	(2,513,150)
Net proceeds from issuances of common stock	144,200	1,632,560
Net borrowings under revolving line of credit	1,300,000	600,000
Common stock distributions paid	(583,912)	(445,421)
Net change in cash	$(8,340,101)	$(726,011)
We used $9,200,389 and $2,513,150 in cash from operating activities for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the principal source of operating liquidity was investment income collected. The increase in total investment income collected is due to the growth in our portfolio from the deployment of Offering proceeds. Net cashed used in operating activities decreased $6,687,239 over the corresponding period primarily due to an increase in net investment purchases of $6,958,029. Net cash used in operating activities benefited from the positive cash flow impact of expense limitations under the Investment Advisory Agreement and the Expense Support Agreement of $416,633 and $280,242 for the three months ended March 31, 2020 and 2019, respectively, which reduced the net amount paid to OFS Advisor and affiliates. Expense support and limitation under both the Investment Advisory Agreement and the Expense Support Agreement is cancelable at any time.
94% of our performing loans as of December 31, 2019 satisfied their first quarter 2020 interest payments. Cash flow used in operating activities was minimally effected as a result of the deferral of an interest payment for 90 days to one borrower.
Net purchases and origination of portfolio investments relates to the deployment of Offering proceeds. See "—Portfolio Composition and Investment Activity."
We collected $144,200 and $1,632,560 from the sale of our common stock during the three months ended March 31, 2020 and 2019, respectively. Offering proceeds are net of aggregate commissions and dealer manager fees of $15,800 and $102,475 for the three months ended March 31, 2020 and 2019, respectively, of which $0 and $50,535, respectively, were paid by OFS Advisor.
During the three months ended March 31, 2020, we paid $583,912 in dividends to common stockholders and, subsequent to March 31, 2020, we paid $589,261 in dividends to our common stockholders.
Borrowings
PWB Credit Facility: We are party to the BLA with Pacific Western Bank, as lender, to provide us with a $10.0 million senior secured revolving credit facility, or PWB Credit Facility. The PWB Credit Facility is available for general corporate purposes including investment funding and is scheduled to mature on February 28, 2021. The maximum availability of the PWB Credit Facility is equal to 35% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 5.50% floor, and includes an unused commitment fee for any unused portion in excess of $3.0 million, payable monthly in arrears, equal to 0.50% per annum on any unused portion. As of March 31, 2020, the stated interest rate on the PWB Credit Facility was 5.50%. The PWB Credit Facility bore an effective interest rate of 5.85%, inclusive of interest on the outstanding balance, commitment fees on undrawn amounts, and the amortization of deferred financing costs.
We have up to $10.0 million of available credit under our PWB Credit Facility, of which $1.3 million was drawn as of March 31, 2020. Maximum availability under the PWB Credit Facility as of March 31, 2020 was $8.7 million based on the stated advance rate of 35% of the borrowing base. As of March 31, 2020, we were in compliance with the applicable covenants under the PWB Credit Facility.
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
The Note Purchase Agreement contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a business development company within the meaning of the 1940 Act, and minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, certain judgments and orders, and certain events of bankruptcy. As of March 31, 2020, we were in compliance with the applicable covenants under the Note Purchase Agreement.
As of March 31, 2020, the Unsecured Note had the following terms and balances:

	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate	Effective Interest Rate (1)	Maturity	2020 Interest Expense (2)
Unsecured Note	$15,000,000	$288,042	6.50%	6.92%	11/27/24	$259,158
(1) The effective interest rate on the Unsecured Note includes deferred debt issuance cost amortization.
(2) Interest expense includes debt issuance costs amortization of $15,408 for the three months ended March 31, 2020.
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
In addition, as a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of any borrowings or outstanding preferred stock of at least 200% (or 150% if certain requirements are met). This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
On November 6, 2018, a “required majority” (as defined in Section 57(o) of the 1940 Act) our Board approved the application of a reduced 150% asset coverage ratio to us. In accordance with the SBCAA, we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, the asset coverage ratio test applicable to us decreased from 200% to 150%, effective November 6, 2019.
As of March 31, 2020, the aggregate amount outstanding of the senior securities issued by the Company was $16.3 million, for which the Company’s asset coverage was 264%. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Contractual Obligations
We, with approval by our Board, entered into the Investment Advisory Agreement, the Expense Support Agreement, the Investment Sub-Advisory Agreement, and the Administration Agreement. See "Item 1. Financial Statements – Notes to Financial Statements – Note 3."
The following table shows our contractual obligations as of March 31, 2020 (in thousands):

	Payments due by period
Contractual Obligation	Total	Less than year	1-3 years	3-5 years	After 5 years
PWB Credit Facility (1)	$1,300,000	$1,300,000	$—	$—	$—
Unsecured Note	15,000,000	—	—	15,000,000	—
Total	$16,300,000	$1,300,000	$—	$15,000,000	$—
(1) The PWB Credit Facility is scheduled to mature on February 28, 2021.
(2) The Unsecured Note is scheduled to mature on November 27, 2024.
We continue to believe our long-dated financing, with approximately 92% of our total debt contractually maturing in
2024, affords us operational flexibility.
Off-Balance Sheet Arrangements
Amounts Conditionally Reimbursable to OFS Advisor.
OFS Advisor and its affiliates have incurred organizational and offering costs, and Contractual Issuer Expenses related to the Company of which $695,998 and $663,534 were unreimbursed as of March 31, 2020 and December 31, 2019, respectively. We remain conditionally liable for organization and offering costs incurred by OFS Advisor and its affiliates on our behalf. See "Item 1. Financial Statements – Notes to FInancial Statements – Note 3."
OFS Advisor has provided aggregate operating expense support of $3,531,613 and $3,503,848 as of March 31, 2020 and December 31, 2019, respectively. We remain conditionally liable for operating expense support provided by OFS Advisor. See "Item 1. Financial Statements – Notes to Financial Statements – Note 3."
Unfunded Commitments.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $218,394 of total unfunded commitments to three portfolio companies at March 31, 2020. See "Item 1. Financial Statements – Notes to Financial Statements – Note 6."
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
We do not currently qualify as a “publicly offered regulated investment company,” as defined in the Code. Accordingly, stockholders will be taxed as though they received a distribution of some of the our expenses. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC for the 2020 tax year, and we cannot determine when we will qualify as a publicly offered RIC. Since we are not a publicly offered RIC, a non-corporate stockholder’s allocable portion of our affected expenses, including a portion of our management fees, will be treated as an additional distribution to the stockholder. A non-corporate stockholder’s allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such stockholders.
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
Share Repurchases
On November 6, 2018, a "required majority" (as defined in Section 57(o) of the 1940 Act) of our Board approved the application of a reduced 150% asset coverage ratio to us. In accordance with the SBCAA, we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, effective November 6, 2019, the asset coverage ratio test applicable to us was decreased from 200% to 150%. Additionally, in November 2019 and February 2020, the Board subsequently approved tender offers to purchase, in each case, 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period.
The repurchase offer allowed our stockholders to sell their shares back to us at a price equal to the most recently disclosed net asset value per share of our common stock immediately prior to the date of repurchase. See "Item 1. Financial Statements – Notes to Financial Statements – Note 10" for details on share repurchases.
Recent Developments
On April 28, 2020, our Board declared a distribution of $0.0825 per common share, payable on July 15, 2020, to stockholders of record on April 28, 2020.
On May 11, 2020, our Board approved a tender offer, commencing on May 29, 2020, to purchase 2.5% of the weighted average number of shares of the outstanding Common Stock for the trailing 12-month period.
We evaluated events subsequent to March 31, 2020 through May 14, 2020. On March 11, 2020, the World Health Organization declared the novel coronavirus as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to the COVID-19 pandemic. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown which may be protracted. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risks with respect to the underlying value of our portfolio companies, our business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Further, the operational and financial performance of the portfolio companies in which we make investments have been, and may continue to be, significantly impacted by the COVID-19 pandemic, which in turn has, and may continue to have, an impact the valuation of our investments.

Accordingly, we cannot predict the full extent to which our business, financial condition, results of operations and cash flows will be affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2019; however, uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks.
Our outstanding Unsecured Note bears interest at a fixed rate. Our PWB Credit Facility has a floating interest rate provision based on the Prime Rate with a 5.50% interest rate floor, which resulted in an stated interest rate of 5.50% as of March 31, 2020. Assuming that the interim, unaudited Statement of Assets and Liabilities as of March 31, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase	Interest income	Interest expense	Net increase in net investment income
25	$90,823	$—	$90,823
50	194,850	—	194,850
75	304,409	—	304,409
100	416,168	—	416,168
125	527,928	—	527,928

Basis point decrease	Interest income	Interest expense	Net decrease in net investment income
25	$(73,623)	$—	$(73,623)
50	(114,520)	—	(114,520)
75	(138,392)	—	(138,392)
100	(162,265)	—	(162,265)
125	(177,934)	—	(177,934)

Item 4.  Controls and Procedures
Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in "Part I – Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Other than the risks described below, there have been no material changes from the risk factors previously disclosed in "Part I – Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019. However, the risks below and disclosed in our Annual Report on Form 10-K may be, and will continue to be, exacerbated by the COVID-19 pandemic and any worsening of the economic environment, The risks previously disclosed in our Annual Report on Form 10-K should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
Events outside of our control, including public health crises such as the COVID-19 pandemic, have and may continue to negatively affect the results of our operations.
Periods of market volatility may continue in response to pandemics, such as the COVID-19 pandemic, or other events outside of our control. These types of events have and could continue to adversely affect our operating results. In December 2019, COVID-19 surfaced in Wuhan, China, and continues to spread globally including in the United States. As a result of the COVID-19 pandemic, we have and may continue to experience difficulty collecting timely interest and principal payments from our borrowers, our asset values have and may continue to decline, and certain of our outstanding loans may need to be extended or restructured. We have held discussions with our borrowers and they have expressed their general concern about the uncertain economic condition. We believe that it is premature to determine the magnitude of the impact to our future operating results at this point. The impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration of the coronavirus and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. These impacts, the duration of which remains uncertain, have and may continue to adversely affect our operating results.
We have been, and will continue to be, adversely impacted by the outbreak of COVID-19.
In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such outbreak. The outbreak has become increasingly widespread in the United States, including in the markets in which we operate. We continue to assess the effects of the COVID-19 pandemic on our portfolio companies, and are taking steps to help mitigate the adverse consequences to each of their businesses stemming from the COVID-19 pandemic; however, though the magnitude of the impact remains to be seen, our portfolio companies and by extension our operating results will be adversely impacted by the COVID-19 pandemic.
In addition to adverse United States domestic and global macroeconomic effects, including the adverse impacts on our portfolio companies and investment assets, the COVID-19 pandemic has caused, and will continue to cause, a reduction in our ability to access capital and through our credit facilities, and has otherwise adversely impacted, and will continue to impact, the operation of our business. The COVID-19 pandemic has also caused, and will continue to cause, substantial disruption to our employees, investors, business partners, referral sources, borrowers and prospective borrowers through self-isolation, travel limitations, business restrictions, and otherwise. Many areas within the United States have imposed mandatory closures for businesses not deemed to be essential, and it is currently unclear for how long such closures will last. Though all of our employees are able to work remotely, these closures have nevertheless affected many of our borrowers and many businesses through which we seek new borrowers, resulting in significant declines in new loans and investments. These effects, individually or in the aggregate, have, and will continue to, adversely impact our business, financial condition, operating results and cash flows and such adverse impacts may be material.
Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our investment income and damage our results of operations and our liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted.
The effects of the outbreak of COVID-19 have negatively affected the global economy, the United States economy and the global financial markets, and have and may continue to disrupt our operations and our borrowers' operations, which have and may continue to adversely impact our business, financial condition and results of operations.
The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The United States now has the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of infected individuals. A majority of states, including Illinois, where we are headquartered, have declared states of emergency. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the beginning of the COVID-19 pandemic, more than 30 million people have filed claims for unemployment, and stock markets have declined in value and, in particular, BDC stocks have significantly declined in value. In response to the COVID-19 pandemic, the Federal Reserve Board has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused OFS Advisor to modify its business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. OFS Advisor may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers and business partners.
Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.
As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our services may decline, making it difficult to grow assets and income;

•
if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase, resulting in increased charges and reduced income;

•	collateral for loans may decline in value, which could cause loan losses to increase;

•	our fair values may continue to decrease if borrowers experience financial difficulties, which will adversely affect our net income;

•
increased amendments and/or restructuring to the terms or our portfolio company loan agreements, which may increase the amount of PIK interest, and defer the collection of cash interest and/or increase the risk of default;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

•
as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;

•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and

•	reduction in our ability to access capital, including our credit facilities, may cause a distressed liquidity position and result in a decrease or inability to pay dividends.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of our executive officers or directors or key employees of OFS Advisor due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.
Any one or a combination of the factors identified above has and could continue to negatively impact our business, financial condition and results of operations and prospects.
Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur US federal excise tax in order preserve cash and maintain flexibility.
As a BDC, we are not required to make any distributions to stockholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to stockholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to corporate-level US federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to stockholders. We will be subject to a 4% US federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.
Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2020 until as late as December 31, 2021. However, if we choose to pay a spillover dividend, we will still incur the 4% U.S. federal excise tax on some or all of the distribution.
Due to the COVID-19 pandemic or other disruptions in the economy, we anticipate that we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we anticipate that we will not be able to increase our dividends. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock.
We may in the future choose to pay distributions in our own stock, in which case stockholders may be required to pay tax in excess of the cash they receive.
We distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. In accordance with guidance issued by the Internal Revenue Service, a publicly traded RIC should generally be eligible to treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder is permitted to elect to receive his or her distribution in either cash or stock of the RIC (even where there is a limitation on the percentage of the distribution payable in cash, provided that the limitation is at least 20% or some lesser amount, if permitted by subsequent guidance), subject to the satisfaction of certain guidelines. If too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If this and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be a taxable distribution in an amount equal to the amount of cash that could have been received instead of stock. If we decide to make any distributions consistent with this guidance that are payable in part in our stock, stockholders receiving such distribution would be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, it may be subject to transaction fees (e.g., broker fees or transfer agent fees) and the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.

Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
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
On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. As a result of this transition, interest rates on financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our financial instruments tied to LIBOR rates. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 outbreak on transition timelines and update the marketplace as soon as possible.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended March 31, 2020, we sold 10,973 shares of our common stock for gross proceeds of $160,000, or a weighted average price of $14.58 per share, to investors who participated in the Offering and each of whom met the criteria of an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act.
The offer and sale of the Company’s common stock in the Offering was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of, and Rule 506 of Regulation D under, the Securities Act. We paid $15,800 in commissions in connection with the sale of the shares. On May 19, 2017, OFS Advisor agreed to pay the dealer manager fee on subsequent sales of shares of our common stock in the Offering. Effective July 1, 2019, we will pay the dealer manager fee on subsequent sales of shares of our common stock in the Offering. Previous payments of dealer manager fees by OFS Advisor are not subject to reimbursement by us.
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
On November 6, 2018, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our board of directors approved the application of a reduced 150% asset coverage ratio to us. In accordance with the SBCAA, we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, effective November 6, 2019, the asset coverage ratio test applicable to us decreased from 200% to 150%. Additionally, in November 2019 and February 2020, the Company's Board subsequently approved tender offers to purchase, in each case, 2.5% of the weighted average number of shares of the outstanding Common Stock for the trailing 12-month period.
The following table summarizes the common stock repurchases by us as of March 31, 2020:

	Number of Shares	Amount
November 6, 2018 through December 31, 2018	18,425	$243,030
January 1, 2019 through April 5, 2019 (1)	7,407	98,296
April 6, 2019 through June 30, 2019	9,029	119,821
July 1, 2019 through September 30, 2019	7,407	97,111
October 1, 2019 through December 31, 2019	15,597	204,317
January 1, 2020 through April 3, 2020 (2)	32,622	364,383
(1)  The Company's February 11, 2019 tender offer that was originally scheduled to end on March 27, 2019, was amended to extend the offer period to April 5, 2019.
(2) The Company's February 21, 2020 tender offer that was originally schedule to end on March 27, 2020, was amended to extend the offer period to April 3, 2020.
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

Dated: May 15, 2020	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer