Form 10-Q
period 2020-06-30
Hancock Park Corporate Income, Inc.
filed 2020-08-07
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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
Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 5, 2020 was 2,214,200.

HANCOCK PARK CORPORATE INCOME, INC.

3

Defined Terms
We have used "we," "us," "our," "our company," and "the Company" to refer to Hancock Park Corporate Income, Inc. in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration agreement between the Company and OFS Services, dated July 15, 2016
Advisers Act	The Investment Advisers Act of 1940, as amended
Affiliated Account	Another account managed by OFS Advisor or an affiliate of OFS Advisor
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
CIM Capital	CIM Capital IC Management, LLC, an affiliate of OFS Advisor, a registered investment adviser under the Advisers Act, and sub-adviser to the Company
CIM Sub-Advisory Agreement	Sub-Advisory Agreement dated as of August 3, 2020, by and between OFS Advisor and CIM Capital
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Contractual Issuer Expenses	Salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in offering and other contractually-defined activities
Dealer Manager	CCO Capital, LLC
Dealer Manager Agreement	Broker dealer management agreement dated August 3, 2020 by and among the Company, OFS Advisor, International Assets Advisory, LLC and the Dealer Manager, as amended, supplemented or modified.
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
Expense Support Agreement	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of August 3, 2020, by and among the Company, OFS Advisor and CIM Capital
FASB	Financial Accounting Standards Board
Funding I	OFS Funding I, LLC, a wholly-owned subsidiary of OFSAM and an affiliate of OFS Advisor
GAAP	Accounting principles generally accepted in the United States
HPCI-MB	HPCI-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code and generally holds the equity investments of the Company that are taxed as pass-through entities.
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment advisory and management agreement between the Company and OFS Advisor, dated July 15, 2016
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Minimum Offering Requirement
The minimum capitalization requirement to commence the Offering. This was satisfied on August 30, 2016, when Funding I, a subsidiary of OFSAM, purchased 74,074 shares of our common stock in the Offering for gross proceeds of $1,000,000, or $13.50 per share

NBIP	Non-binding indicative price
Net Loan Fees	The cumulative amount of fees, such as discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan.

Term	Explanation or Definition
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock
OFS Advisor	OFS Capital Management, LLC, a wholly-owned subsidiary of OFSAM and registered investment advisor under the Advisers Act
OFS Capital	OFS Capital Corporation, a Delaware corporation and publicly-traded BDC for whom OFS Advisor serves as investment advisor
OFS Services	OFS Capital Services, LLC, a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations
PIK	Payment-in-kind. PIK interest and dividends are paid in the form of additional loan principal or preferred securities.
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Notes
Prime Rate	United States Prime interest rate
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
Reunderwriting Analysis	A discount rate method based upon a hypothetical recapitalization of the entity given its current operating performance and current market condition
RIC	Regulated investment company under the Code
SBCAA	Small Business Credit Availability Act
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Structured Finance Notes	CLO mezzanine debt and CLO subordinated debt positions.
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

•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the Coronavirus (“COVID-19”) pandemic; the length and duration of the COVID-19 pandemic in the United States as well as worldwide and the magnitude of the economic impact of the outbreak; the effect of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows and those of our portfolio companies (including the expectation that a shift from cash interest to PIK interest will result from concessions granted to borrowers due to the COVID-19 pandemic), including our and their ability to achieve our respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business (including our belief that new loan activity in the market in which we operate has slowed) and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments;

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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 and in "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities

	June 30, 2020	December 31, 2019
	(unaudited)
Assets:
Non-control/non-affiliate investments at fair value (amortized cost of $44,006,887 and $40,770,129 respectively)	$41,685,717	$40,124,923
Cash	2,273,081	8,814,578
Interest receivable	205,547	116,040
Receivable for investment sold	130,179	—
Prepaid expenses and other assets	27,217	41,544
Total assets	$44,321,741	$49,097,085

Liabilities:
Revolving line of credit	$1,800,000	$—
Unsecured note (net of discount and deferred debt issuance costs of $322,634 and $303,450, respectively)	14,677,366	14,696,550
Payable for investments purchased	—	4,316,624
Due to advisor and affiliates (see Note 3)	71,302	107,024
Accrued professional fees	174,130	129,135
Payable for repurchase of common stock	654,712	—
Distribution payable	539,800	583,912
Other liabilities	154,739	143,334
Total liabilities	18,072,049	19,976,579

Commitments and contingencies (see Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized as of June 30, 2020, and December 31, 2019; 2,188,275 and 2,239,774 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	2,188	2,240
Paid-in capital in excess of par	29,200,524	29,786,761
Total distributable earnings (losses)	(2,953,020)	(668,495)
Total net assets	26,249,692	29,120,506

Total liabilities and net assets	$44,321,741	$49,097,085

Number of shares outstanding	2,188,275	2,239,774
Net asset value per share	$12.00	$13.00

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment income
Interest income	$1,025,471	$878,315	$2,138,765	$1,659,366
Fee income	20,577	8,430	79,002	48,305
Total investment income	1,046,048	886,745	2,217,767	1,707,671

Operating expenses
Amortization of deferred offering costs	84,229	33,948	168,566	63,799
Contractual issuer expenses	—	3,084	536	6,196
Interest expense	332,434	103,670	633,026	199,019
Management fees	134,632	98,319	265,397	191,041
Incentive fees	65,427	29,296	141,477	78,066
Administrative fees	215,124	185,164	401,741	327,038
Professional fees	124,772	119,193	289,068	273,532
Insurance expense	23,798	18,529	48,709	34,896
Transfer agent fees	22,286	24,302	46,808	54,121
Other expenses	13,493	30,511	22,359	57,045
Total operating expenses	1,016,195	646,016	2,017,687	1,284,753
Less: Expense limitations under agreements with adviser (see Note 3)	(505,163)	(240,129)	(921,796)	(520,371)
Net operating expenses	511,032	405,887	1,095,891	764,382

Net investment income	535,016	480,858	1,121,876	943,289

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	(16,148)	(1,964)	(589,997)	52
Net unrealized appreciation (depreciation) on investments, net of taxes	236,362	(80,864)	(1,694,527)	427,994
Net gain (loss) on investments	220,214	(82,828)	(2,284,524)	428,046

Net increase (decrease) in net assets resulting from operations	$755,230	$398,030	$(1,162,648)	$1,371,335

Net investment income per common share – basic and diluted	$0.24	$0.24	$0.50	$0.49
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$0.34	$0.20	$(0.52)	$0.72
Distributions declared per common share	$0.24	$0.26	$0.51	$0.52
Basic and diluted weighted average shares outstanding	2,229,750	1,964,548	2,237,446	1,916,979

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at January 1, 2019	1,818,799	$1,819	$24,200,918	$(564,851)	$23,637,886
Net investment income	—	—	—	943,289	943,289
Net realized gain on investment	—	—	—	52	52
Net unrealized appreciation on investments, net of taxes	—	—	—	427,994	427,994
Tax reclassifications of permanent differences	—	—	(61,018)	61,018	—
Common stock issued	290,014	289	3,919,503	—	3,919,792
Repurchase of common stock	(16,435)	(16)	(218,101)	—	(218,117)
Distributions to stockholders	—	—	—	(1,004,361)	(1,004,361)
Net increase for the period ended June 30, 2019	273,579	273	3,640,384	427,992	4,068,649
Balances at June 30, 2019	2,092,378	$2,092	$27,841,302	$(136,859)	$27,706,535

Balances at March 31, 2019	1,939,743	$1,940	$25,808,089	$(55,994)	$25,754,035
Net investment income	—	—	—	480,858	480,858
Net realized loss on investment	—	—	—	(1,964)	(1,964)
Net unrealized depreciation on investments, net of taxes	—	—	—	(80,864)	(80,864)
Tax reclassifications of permanent differences	—	—	(35,750)	35,750	—
Common stock issued or subscribed	169,070	168	2,287,064	—	2,287,232
Repurchase of common stock	(16,435)	(16)	(218,101)	—	(218,117)
Distributions to stockholders	—	—	—	(514,645)	(514,645)
Net increase (decrease) for the period ended June 30, 2019	152,635	152	2,033,213	(80,865)	1,952,500
Balances at June 30, 2019	2,092,378	$2,092	$27,841,302	$(136,859)	$27,706,535

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at January 1, 2020	2,239,774	$2,240	$29,786,761	$(668,495)	$29,120,506
Net investment income	—	—	—	1,121,876	1,121,876
Net realized loss on investment	—	—	—	(589,997)	(589,997)
Net unrealized depreciation on investments, net of taxes	—	—	—	(1,694,527)	(1,694,527)
Tax reclassifications of permanent differences	—	—	(7,185)	7,185	—
Common stock issued	34,788	34	439,958	—	439,992
Repurchase of common stock	(86,287)	(86)	(1,019,010)	—	(1,019,096)
Distributions to stockholders	—	—	—	(1,129,062)	(1,129,062)
Net decrease for the period ended June 30, 2020	(51,499)	(52)	(586,237)	(2,284,525)	(2,870,814)
Balances at June 30, 2020	2,188,275	$2,188	$29,200,524	$(2,953,020)	$26,249,692

Balances at March 31, 2020	2,250,747	$2,251	$29,928,550	$(3,173,234)	$26,757,567
Net investment income	—	—	—	535,016	535,016
Net realized loss on investment	—	—	—	(16,148)	(16,148)
Net unrealized appreciation on investments, net of taxes	—	—	—	236,362	236,362
Tax reclassifications of permanent differences	—	—	(4,785)	4,785	—
Common stock issued	23,815	23	295,769	—	295,792
Repurchase of common stock	(86,287)	(86)	(1,019,010)	—	(1,019,096)
Distributions to stockholders	—	—	—	(539,801)	(539,801)
Net increase (decrease) for the period ended June 30, 2020	(62,472)	(63)	(728,026)	220,214	(507,875)
Balances at June 30, 2020	2,188,275	$2,188	$29,200,524	$(2,953,020)	$26,249,692

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(1,162,648)	$1,371,335
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation on investments	1,694,527	(427,994)
Net realized (gains) losses on investments	589,997	(52)
Amortization of Net Loan Fees and discounts on investments	(32,982)	(30,425)
Amendment fees collected	667	1,437
Amortization of deferred debt issuance costs	48,026	31,289
Paid-in-kind interest and dividend income	(5,674)	(9,199)
Purchase of portfolio investments	(10,156,520)	(5,825,587)
Proceeds from principal payments on portfolio investments	3,852,820	1,488,187
Sale or redemption of portfolio investments	2,517,950	1,539,696
Changes in operating assets and liabilities:
Interest receivable	(89,507)	12,777
Due to advisor and affiliates	(35,722)	28,893
Receivable for investment sold	(130,179)	—
Payable for investments purchased	(4,316,624)	(721,286)
Other assets and liabilities	31,938	(12,950)
Net cash used in operating activities	(7,193,931)	(2,553,879)

Cash flows from financing activities
Net proceeds from issuance of common stock	439,992	3,919,792
Distributions paid to stockholders	(1,173,174)	(935,137)
Borrowings under revolving line of credit	6,000,000	4,700,000
Repayments under revolving line of credit	(4,200,000)	(4,325,000)
Repurchase of common stock	(364,384)	(218,118)
Payment of debt issuance costs	(50,000)	—
Net cash provided by financing activities	652,434	3,141,537

Net increase (decrease) in cash	(6,541,497)	587,658
Cash at beginning of period	8,814,578	1,250,296
Cash at end of period	$2,273,081	$1,837,954

Supplemental disclosure of cash flow information:
Amortization of deferred offering costs limited by investment advisor (see Note 3)	$168,566	$63,799
Cash paid for interest	584,739	168,945

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2020

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		8.50%	(L +7.50%)	12/19/2019	8/20/2024	$3,252,346	$3,219,713	$3,094,466	11.9%

A&A Transfer, LLC	Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		8.25%	(L +6.50%)	2/7/2020	2/7/2025	1,896,000	1,869,718	1,874,611	7.1
Senior Secured Loan (Revolver) (12)		8.25%	(L +6.50%)	2/7/2020	2/7/2025	237,303	232,934	234,667	0.9
						2,133,303	2,102,652	2,109,278	8.0
BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		10.21%	(L +8.25%)	3/22/2018	3/1/2025	1,000,000	993,281	950,826	3.6

Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (6)		9.10%	(L +7.67%)	8/23/2017	8/23/2022	549,958	547,883	535,369	2.0
Senior Secured Loan (Revolver) (12)		0.25% (5)	(L +7.67%)	8/23/2017	8/23/2022	—	(172)	(2,132)	—
						549,958	547,711	533,237	2.0
Chemical Resources Holdings, Inc.	Custom Compounding of Purchased Resins
Senior Secured Loan (6)		9.33%	(L +7.83%)	1/25/2019	1/25/2024	1,256,850	1,244,762	1,230,828	4.7
Common Equity (168 units) (7) (13)				1/25/2019			166,469	193,730	0.7
						1,256,850	1,411,231	1,424,558	5.4
Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		8.67%	(L +8.50%)	6/6/2017	11/1/2025	1,447,640	1,401,302	1,236,657	4.7

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2020

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		11.00%	(L +10.00%)	3/27/2020	6/30/2021	$1,325	$1,325	$1,325	—%
Senior Secured Loan		8.50%	(L +7.50%)	3/27/2020	3/27/2024	2,650	2,650	2,650	—
Senior Secured Loan		12.00%	(L +11.00%)	3/27/2020	3/27/2025	3,522	3,027	3,522	—
Common Equity (1,362 units) (7)				3/27/2020			46,403	47,000	0.2
						7,497	53,405	54,497	0.2
Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		7.50%	(L +6.75%)	9/28/2018	2/2/2026	2,393,750	2,350,520	2,249,263	8.7

Davis Vision, Inc.	Direct Health and Medical Insurance Carriers
Senior Secured Loan		7.75%	(L +6.75%)	7/16/2018	12/1/2025	1,371,000	1,349,353	1,338,518	5.1

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Senior Secured Loan (6)		10.17%	(L +9.17%)	3/8/2018	11/20/2023	1,084,471	1,078,345	1,051,104	4.0
Common Equity (115 units) (7) (13)				3/8/2018			115,154	125,164	0.5
						1,084,471	1,193,499	1,176,268	4.5
DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan (9)		3.50%	(L +2.75%)	8/22/2017	8/15/2024	96,596	96,310	91,379	0.3
Senior Secured Loan		7.75%	(L +7.00%)	8/22/2017	8/15/2025	1,939,435	1,935,324	1,821,501	6.9
						2,036,031	2,031,634	1,912,880	7.2
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (2)		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	476,620	474,489	459,111	1.7
Common Equity (3,750 units) (7)				7/13/2017			37,500	28,105	0.1
						476,620	511,989	487,216	1.8
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	4/25/2024	1,000,000	986,122	992,774	3.8

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2020

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Hyland Software, Inc.	Software Publishers
Senior Secured Loan (9)		4.00%	(L +3.25%)	10/24/2018	7/1/2024	$21,844	$21,820	$21,296	0.1%
Senior Secured Loan		7.75%	(L +7.00%)	10/24/2018	7/7/2025	333,469	334,958	323,778	1.2
						355,313	356,778	345,074	1.3
Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		8.00%	(L +7.00%)	10/1/2018	10/1/2024	1,100,391	1,088,461	1,023,282	3.9
Senior Secured Loan (Revolver) (12)		8.07%	(Prime +7.00%)	10/1/2018	10/1/2024	93,750	92,422	87,181	0.3
						1,194,141	1,180,883	1,110,463	4.2
Institutional Shareholder Services Inc.	Administrative Management and General Management Consulting Services
Senior Secured Loan		9.57%	(L +8.50%)	3/4/2019	3/5/2027	1,068,750	1,041,943	1,014,542	3.9

McAfee, LLC (9)	Software Publishers
Senior Secured Loan		9.50%	(L +8.50%)	11/15/2019	9/29/2025	1,500,000	1,501,717	1,501,500	5.7

Milrose Consultants, LLC	All Other Business Support Services
Senior Secured Loan (6)		7.18%	(L +6.18%)	7/16/2019	7/16/2025	2,000,000	1,987,402	1,972,107	7.5

Online Tech Stores, LLC (10)	Stationery and Office Supplies Merchant Wholesalers
Subordinated Loan		13.50% PIK	N/A	2/1/2018	8/1/2023	1,090,990	1,007,141	445,260	1.7

OnSite Care, PLLC	Home Health Care Services
Senior Secured Loan (6)		8.73%	(L +7.73%)	8/10/2018	8/10/2023	1,207,828	1,197,504	1,192,012	4.5

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		9.75%	(L +8.75%)	11/16/2017	6/30/2025	2,000,000	1,984,251	1,912,814	7.3

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2020

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		8.75%	(L +7.75%)	9/24/2018	5/1/2026	$2,000,000	$2,007,771	$1,780,000	6.8%

Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		9.75% cash / 1.50% PIK	(L +8.75%)	3/23/2018	3/23/2023	433,509	428,873	403,298	1.5
Common Equity (86 units) (7)				3/23/2018			85,714	69,694	0.3
						433,509	514,587	472,992	1.8
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		5.95%	(L +4.50%)	6/7/2017	5/26/2023	68,461	68,128	65,816	0.3
Senior Secured Loan		9.95%	(L +8.50%)	6/7/2017	11/26/2023	178,571	177,162	160,972	0.6
						247,032	245,290	226,788	0.9
Rocket Software, Inc.	Software Publishers
Senior Secured Loan		9.01%	(L +8.25%)	11/20/2018	11/28/2026	1,285,406	1,266,572	1,215,379	4.6

RPLF Holdings, LLC	Software Publishers
Common Equity (45,890 units) (7) (13)				1/17/2018			45,890	59,752	0.2

SourceHOV Tax, Inc. (6)	Other Accounting Services
Senior Secured Loan		7.87%	(L +6.37%)	3/16/2020	3/17/2025	2,306,306	2,290,022	2,274,760	8.7

Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,)	Child Day Care Services
Senior Secured Loan		8.56%	(L +8.25%)	7/26/2018	7/30/2026	704,000	698,642	660,787	2.5

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		5.25%	(L +4.25%)	5/15/2018	12/11/2024	104,371	104,195	96,728	0.4
Senior Secured Loan		9.00%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,593,190	1,452,979	5.5
						1,697,591	1,697,385	1,549,707	5.9

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2020

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		9.75%	(L +8.75%)	12/22/2017	12/22/2022	$500,000	$497,534	$464,552	1.8%
Senior Secured Loan		9.75%	(L +8.75%)	2/14/2020	12/31/2020	166,667	165,241	154,851	0.6
Senior Secured Loan		8.00%	(L +7.00%)	7/18/2019	12/31/2020	333,333	332,582	324,938	1.2
Senior Secured Loan (Delayed Draw)		9.75%	(L +8.75%)	7/20/2018	12/22/2022	500,000	500,000	464,552	1.8
						1,500,000	1,495,357	1,408,893	5.4
Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		3.93%	(L +3.75%)	5/30/2017	4/22/2024	15,908	15,820	14,726	0.1
Senior Secured Loan		9.25%	(L +8.25%)	5/30/2017	4/21/2025	1,878,456	1,814,659	1,751,431	6.7
						1,894,364	1,830,479	1,766,157	6.8
TTG Healthcare, LLC	Diagnostic Imaging Centers
Senior Secured Loan		10.00%	(L +9.00%)	3/1/2019	3/1/2024	1,003,518	991,548	986,378	3.8
Preferred Equity (191 units) (7) (13)				3/1/2019			191,409	289,158	1.1
						1,003,518	1,182,957	1,275,536	4.9
Wastebuilt Environmental Solutions, LLC	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		10.25%	(L +8.75%)	10/11/2018	10/11/2024	1,500,000	1,477,539	1,059,689	4.0

Xperi (9)	Semiconductor and Related Device Manufacturing
Senior Secured Loan		4.17%	(L +4.00%)	6/1/2020	6/1/2025	100,000	91,341	91,341	0.3

Total Debt and Equity Investments						$43,098,214	$43,253,863	$40,895,992	155.8%

Structured Finance Note Investments
Park Avenue Institutional Advisers CLO 2017-1 – Class D
Mezzanine bond - Class D		12.98% (14)	(L +6.22%)	6/5/2020	11/14/2029 (11)	100,000	80,128	86,030	0.3

Regatta II Funding – Class DR2
Mezzanine bond - Class DR2		13.56% (14)	(L +6.95%)	6/5/2020	1/15/2029 (11)	800,000	672,896	703,695	2.7

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2020

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets

Total Structured Finance Note Investments						$900,000	$753,024	$789,725	3.0%

Total Investments						$43,998,214	$44,006,887	$41,685,717	158.8%

(1)
Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Rule 6-03(f) of Regulation S-X or Rule 144 of the Securities Act.

(2)
The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of June 30, 2020:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%

(3)
Substantially all of the debt investments bear interest at rates determined by reference to LIBOR (L), and which are reset monthly or quarterly. For all variable-rate investments the schedule presents the spread over LIBOR and the interest rate as of June 30, 2020. All investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(4)
Unless otherwise noted with footnote 9, fair value was determined using significant unobservable inputs for all of the Company's investments and are considered Level 3 under GAAP. See Note 5 for further details.

(5)	Commitment fee on undrawn funds.

(6)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of June 30, 2020:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
Carolina Lubes, Inc.	9.10%	8.68%	0.42%
Chemical Resources Holdings, Inc.	9.33%	7.50%	1.83%
DRS Imaging Services, LLC	10.17%	9.00%	1.17%
Milrose Consultants, LLC	7.18%	6.50%	0.68%
OnSite Care, PLLC	8.73%	7.25%	1.48%
SourceHOV Tax, Inc.	7.87%	7.00%	0.87%

(7)	Non-income producing.

(8)	Investments pledged as collateral under the PWB Credit Facility.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2020

(9)	Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.

(10)	Investment was on non-accrual status as of June 30, 2020, meaning the Company has ceased recognition of all or a portion of income on the investment. See Note 4 for further details.

(11)
Maturity represents the contractual maturity date of the structured finance notes. Expected maturity and cash flows, not contractual maturity and cash flows, were utilized in deriving the effective yield of the investments.

(12) Subject to unfunded commitments. See Note 6 for further details.
(13) All or portion of investment held by HPCI-MB, a wholly owned subsidiary subject to corporate income tax.
(14) The rate disclosed is an estimated effective yield, historically established at the time of the most recent distribution, and based upon the projection of the amount and timing of distributions in addition to the estimated amount and timing of terminal principal payments at that time. Effective yields for the Company's Structured Finance Note investments are monitored and evaluated at each reporting date. The estimated yield and investment cost may ultimately not be realized.

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
The Company’s objective is to provide stockholders with current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments primarily in middle-market companies located principally in the United States. OFS Advisor, an affiliate of the Company and a registered investment adviser, manages the day-to-day operations of, and provides investment advisory services to, the Company and, effective as of August 3, 2020, CIM Capital, an affiliate of the Company, OFS Advisor and CCO Capital and a registered investment adviser, serves as the Company's sub-adviser.
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
The Company intends to raise up to $200,000,000 through offering shares of its common stock to investors in a continuous offering in reliance on exemptions from the registration requirements of the Securities Act. In addition, through August 3, 2020, the Company and OFS Advisor were party to a dealer manager agreement (the "Prior Dealer Management Agreement") with International Asset Advisory, LLC ("IAA"). Placement activities were conducted by IAA and participating broker dealers who solicited subscriptions to purchase shares of the Company’s common stock. For the six months ended June 30, 2019, fees and expenses pursuant to the Dealer Manager Agreement were paid by OFS Advisor.
On August 3, 2020, the Prior Dealer Manager Agreement was amended and restated to include CCO Capital, LLC, a Delaware limited liability company (the “Dealer Manager”), an affiliate of the Company, OFS Advisor and CIM Capital, as an additional dealer manager for the Offering. From August 3, 2020 through August 31, 2020, the parties intend for the Dealer Manager and IAA to serve as “co-dealer managers” and, effective September 1, 2020, IAA shall assign and transfer all of IAA’s rights, obligations, interests and benefits under the Dealer Manager Agreement to the Dealer Manager.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
Investment Sub-Advisory Agreement: CIM Capital serves as the Company’s sub-adviser pursuant to the CIM Sub-Advisory Agreement, which became effective on August 3, 2020. Pursuant to the terms of the CIM Sub-Advisory Agreement, CIM Capital evaluates and advises the Company on its private capital market strategy, including market trends and terms, provides financial and strategic planning advice and analysis, interprets market demand for products, assists in establishing the Company's operational readiness and selecting and negotiating engagements with third-party service providers, and coordinates the dissemination of customary information to interested parties.
Under the CIM Sub-Advisory Agreement, at the end of each calendar quarter, OFS Advisor shall pay CIM Capital a fee calculated by: (i) taking the total management fees (base management fees plus any incentive fees) payable to OFS Advisor by the Company for each such quarter and multiplying such amount by a fraction, the numerator of which shall equal total unlevered equity capital attributable to the sale of the Company’s common stock through the end of the quarter (the “Total Contributed Capital”) minus $29,512,462 and the denominator of which shall equal the Total Contributed Capital (such product, the “Adjusted Management Fee Amount”); and (ii) multiplying the Adjusted Management Fee Amount by 0.50. CIM Capital's fees will be paid by OFS Advisor out of the fees OFS Advisor receives from the Company pursuant to the Investment Advisory Agreement and will not impact the Company’s expenses.
Dealer Manager Agreement: Pursuant to the Dealer Manager Agreement, IAA and the Dealer Manager, an affiliate of the Company, OFS Advisor and CIM Capital, will together and, effective September 1, 2020, the Dealer Manager will solely, provide certain sales, promotional and marketing services to the Company in connection with the Offering. The Company will pay the co-dealer managers, or the Dealer Manager, as applicable, an aggregate dealer manager fee of 3.0% of the gross proceeds from sales of the Offering.
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
Equity Ownership: As of June 30, 2020, affiliates of OFS Advisor held 74,084 shares of common stock, which is approximately 3% of the Company's outstanding shares of common stock.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Distributions paid to affiliates and expenses recognized under agreements with OFS Advisor and OFS Services for the three and six months ended June 30, 2020 and 2019 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Base management fees	$134,632	$98,319	$265,397	$191,041
Incentive fees	65,427	29,296	141,477	78,066
Administration fees	215,124	185,164	401,741	327,038
Distributions paid to affiliates	18,069	19,447	37,516	38,894
Expense Limitation Agreements: Prior to August 3, 2020, OFS Advisor limited the Company's incurred expenses under two agreements: the Investment Advisory Agreement, which contains provisions limiting offering costs and Contractual Issuer Expenses; and an Expense Support Agreement, which limits all other operating expenses. Expense limitations provided under the Investment Advisory Agreement and Expense Support Agreement for the three and six months ended June 30, 2020 and 2019, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net offering costs and Contractual Issuer Expenses limitations under Investment Advisory Agreement	$79,445	$1,282	$161,918	$8,977
Operating expense limitations under Expense Support Agreement	425,718	238,847	759,878	511,394
Net expense limitations under agreements with OFS Advisor	$505,163	$240,129	$921,796	$520,371
The Company is conditionally obligated to reimburse OFS Advisor for aggregate expense support provided of $4,420,935 and $4,167,383 at June 30, 2020 and December 31, 2019, respectively, as presented below:

	June 30, 2020	December 31, 2019
Unreimbursed costs under Investment Advisory Agreement:
Offering costs:
Unamortized as of period end	$168,508	$167,776
Amortized as of period end	529,212	418,283
Contractual Issuer Expenses	49,767	77,476
Total unreimbursed costs under Investment Advisory Agreement	747,487	663,535
Unreimbursed operating expense support under Expense Support Agreement	3,673,448	3,503,848
Total conditional reimbursement obligation under expense limitation agreements with OFS Advisor	$4,420,935	$4,167,383

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Offering Costs and Contractual Issuer Expense Limitations: The Company is conditionally liable for offering costs and Contractual Issuer Expenses that OFS Advisor and its affiliates have incurred on its behalf under the terms of the Investment Advisory Agreement. The Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid by OFS Advisor and its affiliates have been recovered. Offering expenses and Contractual Issuer Expenses incurred by OFS Advisor or its affiliates will be eligible for reimbursement for three years from the date incurred. Unreimbursed offering costs and Contractual Issuer Expenses subject to conditional reimbursement as of June 30, 2020, are summarized below:

Period incurred	Unreimbursed Total	Expiration of reimbursement eligibility (1)
Three months ended September 30, 2017	$43,760	September 30, 2020
Three months ended December 31, 2017	79,120	December 31, 2020
Three months ended March 31, 2018	49,363	March 31, 2021
Three months ended June 30, 2018	50,109	June 30, 20221
Three months ended September 30, 2018	26,413	September 30, 2021
Three months ended December 31, 2018	23,452	December 31, 2021
Three months ended March 31, 2019	4,113	March 31, 2022
Three months ended June 30, 2019	137,749	June 30, 2022
Three months ended September 30, 2019	85,068	September 30, 2022
Three months ended December 31, 2019	78,506	December 31, 2022
Three months ended March 31, 2020	82,976	March 31, 2023
Three months ended June 30, 2020	86,858	June 30, 2023
Total unreimbursed organization and offering costs, and Contractual Issuer Expenses	$747,487
(1) Expenses are pooled monthly for the determination of their reimbursement expiration date. Therefore, the unreimbursed totals each consist of three monthly expense pools. The expiration of reimbursement eligibility occurs at each month-end within the quarterly periods presented above.
Pursuant to the terms of the CIM Sub-Advisory Agreement, beginning August 3, 2020, CIM Capital assumes responsibility for bearing the Company's offering costs and Contractual Issuer Expenses. Prior to August 3, 2020, OFS Advisor paid the Company's organization and offering costs and Contractual Issuer Expenses.
CIM Capital will be entitled to receive reimbursement from the Company of offering costs and Contractual Issuer Expenses incurred after August 3, 2020 paid on behalf of the Company, up to 1.5% of the aggregate gross proceeds of the Offering, after offering costs and Contractual Issuer Expenses incurred prior to August 3, 2020 have expired or have been reimbursed. Offering expenses and Contractual Issuer Expenses incurred by CIM Capital or its affiliates will be eligible for reimbursement for three years from the date incurred. Any such reimbursement by the Company will be allocated first to reimburse any reimbursable expenses incurred by OFS Advisor or its affiliates that are eligible for reimbursement pursuant to the Investment Advisory Agreement.
Expense Support Agreement: The Expense Support Agreement is designed to ensure no portion of the Company’s distribution to stockholders will be paid from its Offering proceeds, and provides for expense-reduction payments from OFS Advisor to the Company in any quarterly period in which the Company’s cumulative distributions to stockholders exceeds its cumulative distributable ordinary income and net realized gains ("Cumulative Taxable Income"). Cumulative distributions to stockholders may exceed Cumulative Taxable Income to the extent of cumulative tax-basis return-of-capital distributions received by the Company from its investments without resulting in an expense limitation payment from OFS Advisor. The Expense Support Agreement provides for reimbursement of these payments ("Reimbursement Payments") by the Company to OFS Advisor, however, such liability shall only accrue (i) to the extent they do not cause the then-current annualized year-to-date and quarterly "Other Operating Expense Ratio" (defined below) to exceed such ratios for the annual and quarterly periods, respectively, for which the Company will reimburse OFS Advisor as presented in the table below, and (ii) if the then-current annualized rate of distribution per share equals or exceeds the annualized rate of distribution per share of the supported period for which the Company will reimburse OFS Advisor. The Other Operating Expense Ratio is defined as total operating expenses reported in the statement of operations excluding interest expense, management fees, incentive fees, organization cost, amortization of deferred offering costs, and Contractual Issuer Expenses as a percentage of net assets. OFS Advisor will not be entitled to reimbursement (i) if the Other Operating Expenses Ratio at the time of reimbursement, after consideration of the impact of reimbursement on such ratio, exceeds the Other Operating Expenses Ratio in effect at the time the expenses were

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

reimbursed or (ii) if our distribution rate is lower than the distribution rate for the period the expenses will be reimbursed. Payments under the Expense Support Agreement will be eligible for reimbursement for three years from the date accrued. All Reimbursement Payments shall be applied to the earliest eligible unreimbursed expense payments made by OFS Advisor to the Company within three years prior to the last business day of the quarter in which such Reimbursement Payment obligation is incurred.
Unreimbursed support for operating expenses provided under the Expense Support Agreement and subject to conditional reimbursement as of June 30, 2020, is summarized below:

		Other Operating Expense Ratio
Supported period	Amount of expense limitation	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share (1)	Expiration of reimbursement eligibility
Three months ended September 30, 2017	$314,987	10.7%	18.1%	7.0%	September 30, 2020
Three months ended December 31, 2017	316,379	8.1%	18.1%	7.0%	December 31, 2020
Three months ended March 31, 2018	369,270	10.1%	7.2%	7.0%	March 31, 2021
Three months ended June 30, 2018	320,732	8.2%	7.2%	7.0%	June 30, 2021
Three months ended September 30, 2018	275,339	6.9%	7.2%	7.0%	September 30, 2021
Three months ended December 31, 2018	188,188	5.3%	7.2%	7.0%	December 31, 2021
Three months ended March 31, 2019	272,547	6.1%	5.5%	7.0%	March 31, 2022
Three months ended June 30, 2019	238,847	5.7%	5.5%	7.0%	June 30, 2022
Three months ended September 30, 2019	231,737	5.1%	5.5%	7.1%	September 30, 2022
Three months ended December 31, 2019	385,544	4.9%	5.5%	7.2%	December 31, 2022
Three months ended March 31, 2020	334,160	5.9%	n/m(2)	7.2%	March 31, 2023
Three months ended June 30, 2020	425,718	6.1%	n/m(2)	7.2%	June 30, 2023
Total unreimbursed operating expense limitations provided under Expense Support Agreement	$3,673,448

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
On August 3, 2020, the Expense Support Agreement was amended to, among other things, require CIM Capital to pay future expense support payments. In addition, any Reimbursement Payments relate to the unreimbursed expense support payments identified by OFS Advisor from the expense support payments made by OFS Advisor to the Company within three years prior to the last business day of the quarter in which such Reimbursement Payment obligation is incurred. Thereafter, Reimbursement Payments relate to the unreimbursed expense support payments identified by CIM Capital from the expense support payments made by CIM Capital to the Company within three years prior to the last business day of the quarter in which such reimbursement payment obligation is incurred.
Amounts Due to OFS Advisor and its Affiliates: Amounts due to OFS Advisor and its affiliates of $71,302 and $107,024 reported in the consolidated statements of assets and liabilities as of June 30, 2020 and December 31, 2019, respectively, represents amounts payable under the Investment Advisory Agreement and Administration Agreement net of amounts receivable under the Expense Support Agreement.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 4. Investments
As of June 30, 2020, the Company had loans to 33 portfolio companies, of which 98% were senior secured loans and 2% were subordinated loans, at fair value, as well as common and preferred equity investments in seven of these portfolio companies. The Company also held only equity in one portfolio company in which it did not hold a debt investment and two Structured Finance Note investments. At June 30, 2020, investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments (1)	$41,083,694	93.4%	156.5%	$39,179,018	93.9%	149.3%
Subordinated debt investments	1,481,630	3.4	5.6	904,371	2.2	3.4
Preferred equity investments	191,409	0.4	0.7	289,158	0.7	1.1
Common equity investments	497,130	1.1	1.9	523,445	1.3	2.0
Total debt and equity investments	$43,253,863	98.3%	164.7%	$40,895,992	98.1%	155.8%
Structured Finance Notes	753,024	1.7	2.9	789,725	1.9	3.0
Total investments	$44,006,887	100.0%	167.6%	$41,685,717	100.0%	158.8%
(1) Includes debt investments, typically referred to as unitranche, in which we have entered into contractual arrangements with co-lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. Amortized cost and fair value of these investments were $8,345,918 and $8,256,180, respectively.
At June 30, 2020, all of the Company’s investments were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$2,350,520	5.4%	9.0%	$2,249,263	5.5%	8.6%
Arts, Entertainment, and Recreation
All Other Amusement and Recreation Industries	1,495,357	3.5	5.7	1,408,893	3.4	5.4
Construction
Plumbing, Heating, and Air-Conditioning Contractors	514,587	1.2	2.0	472,992	1.2	1.8
Finance and Insurance
Direct Health and Medical Insurance Carriers	1,349,353	3.1	5.1	1,338,518	3.3	5.1
Insurance Agencies and Brokerages	1,401,302	3.2	5.3	1,236,657	3.0	4.7
Health Care and Social Assistance
Child Day Care Services	698,642	1.6	2.7	660,787	1.6	2.5
Diagnostic Imaging Centers	1,182,957	2.7	4.5	1,275,536	3.1	4.9
Home Health Care Services	2,183,626	5.0	8.3	2,184,786	5.3	8.3
Offices of Physicians, Mental Health Specialists	2,031,634	4.7	7.7	1,912,880	4.7	7.3
Outpatient Mental Health and Substance Abuse Centers	993,281	2.3	3.8	950,826	2.3	3.6
Information
Data Processing, Hosting, and Related Services	1,193,499	2.8	4.5	1,176,268	2.9	4.5
Software Publishers	3,170,958	7.4	12.1	3,121,706	7.5	11.9

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Manufacturing
Commercial Printing (except Screen and Books)	$245,290	0.6%	0.9%	$226,788	0.6%	0.9%
Custom Compounding of Purchased Resins	1,411,231	3.3	5.4	1,424,558	3.5	5.4
Semiconductor and Related Device Manufacturing	91,341	0.2	0.3	91,341	0.2	0.3
Truck Trailer Manufacturing	1,830,479	4.2	7.0	1,766,157	4.3	6.6
Unlaminated Plastics Profile Shape Manufacturing	2,007,771	4.6	7.6	1,780,000	4.4	6.7
Other Services (except Public Administration)
Automotive Oil Change and Lubrication Shops	547,711	1.3	2.1	533,237	1.3	2.0
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	3,029,345	7.0	11.5	2,986,649	7.3	11.4
Other Accounting Services	2,290,022	5.3	8.7	2,274,760	5.6	8.7
Other Computer Related Services	1,180,883	2.7	4.5	1,110,463	2.7	4.2
Public Administration
Other Justice, Public Order, and Safety Activities	53,405	0.1	0.2	54,497	0.1	0.2
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	1,984,251	4.6	7.6	1,912,814	4.7	7.3
Shoe Store	511,989	1.2	2.0	487,216	1.2	1.9
Wholesale Trade
Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers	2,102,652	4.9	8.0	2,109,278	5.2	8.0
Industrial Machinery and Equipment Merchant Wholesalers	1,697,385	3.9	6.5	1,549,707	3.8	5.9
Industrial Supplies Merchant Wholesalers	1,477,539	3.4	5.6	1,059,689	2.6	4.0
Motor Vehicle Parts (Used) Merchant Wholesalers	3,219,712	7.5	12.3	3,094,466	7.6	11.8
Stationery and Office Supplies Merchant Wholesalers	1,007,141	2.3	3.8	445,260	1.1	1.7
	$43,253,863	100.0%	164.7%	$40,895,992	100.0%	155.6%

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
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. At June 30, 2020, the aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $1,007,141 and $445,260, respectively, and $577,810 and $32,579, respectively, at December 31, 2019.
On March 27, 2020, the Company's debt investments in Constellis Holdings, LLC were restructured pursuant to which, the Company converted its non-accrual debt investments for two new debt investments and 1,362 common shares of equity. The cost and fair value of debt investments received were $6,174 and $6,172, respectively, and the cost and fair value of the common shares received were $46,403 and $46,410, respectively. For the three months ended March 31, 2020, the Company recognized a realized loss of $526,444 on the restructuring, which was fully recognized as an unrealized loss as of December 31, 2019.

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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The Company observed significant declines in market liquidity due to the COVID-19 pandemic that disqualified certain NBIP as Level 2 inputs. Senior securities with a fair value of $1,614,176 and $-0- were transfered from Level 3 to Level 2, and senior securities with a fair value of $14,726 and $-0- were transferred from Level 2 to Level 3 during the three and six months ended June 30, 2020. Senior securities with a fair value of $1,004,802 were transfered from Level 3 to Level 2 during the three and six months ended June 30, 2019.
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
The following tables present the Company's investment portfolio measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

Security	Level 1	Level 2	Level 3	Fair Value at June 30, 2020
Debt investments	$—	$1,705,516	$38,377,873	$40,083,389
Equity investments	—	—	812,603	812,603
Structured Finance Notes	—	—	789,725	789,725
	$—	$1,705,516	$39,980,201	$41,685,717

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2019
Debt investments	$—	$3,360,575	$35,977,667	$39,338,242
Equity investments	—	—	786,681	786,681
	$—	$3,360,575	$36,764,348	$40,124,923
The following tables provide quantitative information about valuation techniques and the Company’s significant inputs to the Company’s Level 3 fair value measurements as of June 30, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at June 30, 2020	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$37,466,005	Discounted cash flow	Discount rates	6.11% - 24.01% (10.90%)
Senior secured	7,497	Market approach	EBITDA multiples	9.15x - 9.15x (9.15x)
Subordinated	459,111	Discounted cash flow	Discount rates	15.81% - 15.81% (15.81%)
Subordinated	445,260	Market approach	EBITDA multiples	7.82x - 7.82x (7.82x)

Structured Finance Notes(3):
Mezzanine debt	789,725	Discounted cash flow	Discount rates	9.25% - 9.50% (9.47%)
			Constant Default Rate(1)	2.00% - 2.00% (2.00%)
			Constant Default Rate(2)	3.00% - 3.00% (3.00%)
			Recovery Rate	60.00% - 60.00% (60.00%)
Equity investments:
Preferred equity	289,158	Market approach	EBITDA multiples	7.50x - 7.50x (7.50x)
Common equity and warrants	523,445	Market approach	EBITDA multiples	3.25x - 10.75x (6.64x)

	$39,980,201
(1) Constant default rates for the next eighteen months.
(2) Constant default rates for the twelve months following the next eighteen months.
(3) The cash flows utilized in the discounted cash flow calculations assume liquidation at current market prices and redeployment of proceeds on all assets currently in default and all assets below specified fair value thresholds.

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
The following tables present changes in the investment measured at fair value using Level 3 inputs for the six months ended June 30, 2020 and 2019:

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Structured Finance Notes	Total
Level 3 assets, January 1, 2020	$34,592,771	$1,384,896	$201,006	$585,675	$—	$36,764,348
Net unrealized appreciation (depreciation) on investments	(1,153,660)	(483,345)	88,152	(108,633)	36,701	(1,620,785)
Net realized loss on investments	(578,747)	—	—	—	—	(578,747)
Amortization of Net Loan Fees	42,577	420	—	—	1,024	44,021
Paid-in-kind interest income	3,274	2,400	—	—	—	5,674
Proceeds from principal payments on portfolio investments	(3,851,527)	—	—	—	—	(3,851,527)
Sale of portfolio investments	(800,983)	—	—	—	—	(800,983)
Purchase of portfolio investments	9,266,867	—	—	—	752,000	10,018,867
Conversion from debt investment to equity investment (Note 4)	(46,403)	—	—	46,403	—	—
Amendment fees collected	(667)	—	—	—	—	(667)
Level 3 assets, June 30, 2020	$37,473,502	$904,371	$289,158	$523,445	$789,725	$39,980,201

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Total
Level 3 assets, January 1, 2019	$26,391,677	$1,450,840	$—	$258,984	$28,101,501
Net unrealized appreciation on investments	206,139	27,781	15,591	212,547	462,058
Net realized gain on investments	52	—	—	—	52
Amortization of Net Loan Fees	25,779	2,220	—	—	27,999
Paid-in-kind interest and dividend income	1,697	7,388	—	—	9,085
Proceeds from principal payments on portfolio investments	(1,488,187)	—	—	—	(1,488,187)
Sale or redemption of portfolio investments	(1,539,696)	—	—	—	(1,539,696)
Purchase of portfolio investments	5,467,709	—	191,409	166,469	5,825,587
Transfers out of Level 3	(1,004,802)	—	—	—	(1,004,802)
Level 3 assets, June 30, 2019	$28,060,368	$1,488,229	$207,000	$638,000	$30,393,597
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the six months ended June 30, 2020 and 2019, attributable to the Company’s assets still held at those respective period ends was as follows:

	Period ended June 30,
	2020	2019
Senior secured debt investments	$(1,746,799)	$189,039
Subordinated debt investments	(483,345)	27,781
Preferred equity	88,152	15,591
Common equity	(108,633)	212,547
Structured Finance Notes	36,701	—
Net unrealized appreciation (depreciation) on investments held	$(2,213,924)	$444,958
Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments, such as cash, receivables and payables, approximate the fair value of such items due to the short maturity of such instruments. The PWB Credit Facility is a variable rate instrument and fair value approximates book value as of June 30, 2020 and December 31, 2019.
The following tables present the fair value measurements of the Company's debt and indicate the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of June 30, 2020 and December 31, 2019:

	June 30, 2020
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$1,800,000	$1,800,000
Unsecured Note	—	—	15,339,971	15,339,971
Total debt, at fair value	$—	$—	$17,139,971	$17,139,971

	December 31, 2019
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$—	$—
Unsecured Note	—	—	14,641,555	14,641,555
Total debt, at fair value	$—	$—	$14,641,555	$14,641,555
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The following are the carrying values and fair values of the Company’s debt as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020		As of December 31, 2019
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
PWB Credit Facility	$1,800,000	$1,800,000	$—	$—
Unsecured Note	14,677,366	15,339,971	14,696,550	14,641,555
Total debt, at fair value	$16,477,366	$17,139,971	$14,696,550	$14,641,555
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
Note 6. Commitments and Contingencies
The Company has the following unfunded commitments to portfolio companies as of June 30, 2020 and December 31, 2019, respectively:

Name of Portfolio Company	Investment Type	June 30, 2020	December 31, 2019
Carolina Lubes, Inc.	Senior Secured Loan (Revolver)	$80,357	$80,357
Inergex Holdings, LLC	Senior Secured Loan (Revolver)	93,750	62,500
		$174,107	$142,857
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2020 and December 31, 2019, respectively.
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
Note 7. Borrowings
PWB Credit Facility: The Company has a $10.0 million credit commitment under its PWB Credit Facility, maturing February 28, 2021, of which $1.8 million was drawn as of June 30, 2020. The effective interest rate on the PWB Credit Facility was 6.20% at June 30, 2020. The unfunded commitment under the PWB Credit Facility as of June 30, 2020 was $8.2 million and is available, subject to a borrowing base and other covenants. All investments are pledged as collateral under the PWB Credit Facility.
Unsecured Note: As of June 30, 2020, the Company's Unsecured Note had an aggregate outstanding principal of $15.0 million. The Unsecured Note has a fixed interest rate of 6.50% and is due on November 27, 2024. The effective interest rate on the Unsecured Note was 6.92% at June 30, 2020.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The Company's interest expense, average outstanding borrowing and weighted average interest expense on the Company's debt are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
PWB Credit Facility	$73,276	$103,670	$114,710	$199,019
Unsecured Note	259,158	—	518,316	—
Total interest expense (1)	$332,434	$103,670	$633,026	$199,019

Average dollar borrowings	$19,179,121	$5,221,429	$17,932,967	$4,930,663
Weighted average interest rate	6.76%	7.96%	6.80%	8.14%
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
The tax-basis of portfolio investments and net unrealized appreciation (depreciation) on investments did not materially differ from their GAAP basis as of June 30, 2020 and December 31, 2019, respectively.
For further information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 9. Financial Highlights
The following is a schedule of financial highlights for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Per share operating performance:
Net asset value per share at beginning of period	$11.89	$13.28	$13.00	$13.00
Net investment income (6)	0.24	0.24	0.50	0.49
Net realized loss on non-control/non-affiliate investments (6)	(0.01)	—	(0.26)	—
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments (6)	0.11	(0.04)	(0.76)	0.24
Total from investment operations	0.34	0.20	(0.52)	0.73
Distributions (1)	(0.24)	(0.26)	(0.51)	(0.52)
Issuance of common stock (2) (6)	0.01	0.02	0.03	0.03
Net asset value per share at end of period	$12.00	$13.24	$12.00	$13.24
Total return based on net asset value (3)(8)	3.0%	1.7%	(3.7)%	5.9%
Shares outstanding at end of period	2,188,275	2,092,378	2,188,275	2,092,378
Weighted average shares outstanding	2,229,750	1,964,548	2,237,446	1,916,979
Ratio/Supplemental Data
Average net asset value (4)	$26,503,630	$26,730,286	$27,375,922	$25,699,486
Net asset value at end of period	$26,249,692	$27,706,535	$26,249,692	$27,706,535
Net investment income	$535,016	$480,858	$1,121,876	$943,289
Ratio of total net operating expenses to average net assets (5)	7.7%	6.1%	8.0%	5.9%
Ratio of net investment income to average net assets (5)	8.1%	7.2%	8.2%	7.3%
Portfolio turnover (7)	2.5%	2.6%	15.3%	10.0%

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

(4)	Based on the average of the net asset value at the beginning and end of the indicated period and if applicable the preceding calendar quarters.

(5)	Annualized.

(6)	Calculated on the average share method.

(7)	Portfolio turnover rate is calculated using the lesser of period-to-date sales and principal payments or period-to-date purchases over the average of the invested assets at fair value.

(8)	Not annualized.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 10. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued or subscribed in the Offering during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020		2019
	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	34,788	$478,992	290,014	$4,069,625
Commissions and dealer manager fees	—	(39,000)	—	(271,869)
Dealer manager fees paid by OFS Advisor	—	—	—	122,036
Net proceeds to the Company	34,788	$439,992	290,014	$3,919,792
From May 19, 2017 through June 30, 2019, OFS Advisor paid the dealer manager fee on sales of shares of the Company's common stock in the Offering. Payments of dealer manager fees by OFS Advisor were not subject to reimbursement by the Company. The Company has agreed to pay the dealer manager fees on sales of shares of our common stock in the Offering subsequent to June 30, 2019.
Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the six months ended June 30, 2020 and 2019. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount	Cash Distribution
Six Months Ended June 30, 2019
January 29, 2019	January 29, 2019, February 26, 2019 and March 27, 2019	April 15, 2019	$0.0875	$489,716
April 26, 2019	April 26, 2019, May 29, 2019 and June 26, 2019	July 15, 2019	0.0875	514,645
Six Months Ended June 30, 2020
January 29, 2020	January 29, 2020, February 26, 2020 and March 27, 2020	April 15, 2020	$0.0875	$589,261
April 28, 2020	April 28, 2020	July 15, 2020	0.0825	182,996
May 27, 2020	May 27, 2020	July 15, 2020	0.0792	177,251
June 25, 2020	June 26, 2020	July 15, 2020	0.0822	179,554
The quarterly per share distribution amount was $0.2625 and $0.2439 for the three months ended March 31, 2020 and three months ended June 30, 2020, respectively. The quarterly per share distribution amount was $0.2625 for the three months ended March 31, 2019 and three months ended June 30, 2019, respectively.
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
Effective August 3, 2020, the Expense Support Agreement was amended to, among other things, require CIM Capital to pay future expense support payments to the Company. The Expense Support Agreement may be terminated by CIM Capital, without payment of any penalty, with or without notice to the Company.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Repurchases of Shares
The following table summarizes the common stock repurchases by the Company as of June 30, 2020:

	Number of Shares	Amount
November 6, 2018 through December 31, 2018	18,425	$243,030
January 1, 2019 through April 5, 2019 (1)	7,407	98,296
April 6, 2019 through June 30, 2019	9,029	119,821
July 1, 2019 through September 30, 2019	7,407	97,111
October 1, 2019 through December 31, 2019	15,597	204,317
January 1, 2020 through April 3, 2020 (2)	32,622	364,383
April 4, 2020 through June 30, 2020	53,665	654,713
(1)  The Company's February 11, 2019 tender offer that was originally scheduled to expire on March 27, 2019, was amended to extend the offer period to April 5, 2019.
(2) The Company's February 21, 2020 tender offer that was originally schedule to expire on March 27, 2020, was amended to extend the offer period to April 3, 2020.
All repurchased shares were retired upon acquisition.
Note 11. Subsequent Events Not Disclosed Elsewhere
Subsequent to June 30, 2020, the Company sold an additional 25,926 common shares for additional net proceeds of $315,000.
On July 28, 2020, the Board declared a distribution of $0.081 per common share, which represents a 7.2% distribution yield, payable on October 15, 2020, to stockholders of record on July 29, 2020.
On August 4, 2020, the Board approved a tender offer, commencing on August 28, 2020, to purchase 2.5% of the weighted average number of shares of the outstanding Common Stock for the trailing 12-month period ending June 30, 2020.
COVID-19
The Company evaluated events subsequent to June 30, 2020 through August 6, 2020. On March 11, 2020, the World Health Organization declared the novel coronavirus as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to the COVID-19 pandemic. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. While several countries, as well as certain states in the United States, have begun to lift such restrictions with a view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Such actions have created, and continue to create, disruption in global supply chains and adversely impact a number of industries. The outbreak could have a continued adverse impact on economic and market conditions on a global scale. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic. Nevertheless, the ongoing COVID-19 pandemic presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Further, the operational and financial performance of the portfolio companies in which the Company makes investments have been, and may continue to be, significantly impacted by the COVID-19 pandemic, which in turn has, and may continue to have, an impact on the valuation of the Company’s investments.
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
Overview
Key performance metrics are presented below:

	June 30, 2020	December 31, 2019
Net asset value per common share	$12.00	$13.00

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net investment income per common share	$0.24	$0.24	$0.50	$0.49
Net increase (decrease) in net assets resulting from operations per common share	0.34	0.20	(0.52)	0.72
Distributions declared per common share	0.24	0.26	0.51	0.52
Our portfolio experienced net gains of $220,214, or $0.10 per share, during the three months ended June 30, 2020, principally due to the return of liquidity to the broadly syndicated loan market and tighter credit spreads in the underlying market. Net investment income per share remained consistent compared to the corresponding quarter in the prior year. Weighted average yield on debt for the three months ended June 30, 2020, declined to 9.15% from 10.99% in the second quarter ending June 30, 2019 primarily due to the decrease in LIBOR and the placement of our loan to Online Tech Stores, LLC on non-accrual status. However, our weighted average interest costs decreased to 6.93% from 7.96% due to the issuance of the Unsecured Note and the decrease in Prime Rate.
Since OFS Advisor implemented its business continuity plan in mid-March, the entire team has effectively transitioned to remote work and we are currently capable of maintaining our normal functionality to complete our operational requirements.
We are actively monitoring our portfolio companies throughout this period of economic uncertainty including assessing our portfolio companies' operational and liquidity outlook. During the quarter, portfolio companies drew down credit commitments of $218,393. As of June 30, 2020, we have unfunded commitments of $174,107 to two portfolio companies. Also, all of our performing loans as of March 31, 2020, satisfied their second quarter 2020 interest payments. We believe new loan activity in the market in which we operate has slowed and we continue to observe a decrease in origination and underwriting activity. The number of deals currently being reviewed and evaluated has decreased since the beginning of the year. During the three months ended June 30, 2020, we purchased one broadly syndicated loan for an aggregate cost of $91,250, and there has been no Portfolio Company Investments directly originated since March 16, 2020.
At June 30, 2020, our asset coverage ratio was 257% and we remained in compliance with all applicable financial covenant thresholds under our outstanding debt and our minimum asset coverage requirement under the 1940 Act. As of June 30, 2020, we had an unfunded commitment of $8.2 million under our PWB Credit Facility. Based on fair values and equity capital at June 30, 2020, we could access our entire commitment under the PWB Credit Facility and have an asset coverage ratio of 205%. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and selectively deploy capital in new investment opportunities in this challenging environment.
On July 28, 2020, our Board declared a distribution of $0.081 per common share, payable on October 15, 2020, to stockholders of record on July 29, 2020.
We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, and the magnitude of the economic impact of the outbreak, including the impact of travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which the COVID-19 pandemic will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and possibly default on their financial obligations to us and their other capital providers. Some of our portfolio companies have significantly curtailed business operations, furloughed or laid off employees and terminated service providers and deferred capital expenditures, which could impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.
We are also subject to financial risks, including changes in market interest rates. As of June 30, 2020, approximately $42 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. As of June 30, 2020, the majority of our variable rate debt investments are subject to the base rate floor, therefore, partially reducing the impact from the recent decrease in LIBOR over the past three months on our gross investment income.
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

•
The CIM Sub-Advisory Agreement with CIM Capital, an affiliate of OFS Advisor, to assist OFS Advisor with the management of our activities and operations. See "Item 1. Financial Statements –– Notes to Financial Statements – Note 3."

•
The Dealer Manager Agreement with CCO Capital, LLC, an affiliate of OFS Advisor and CIM Capital, to provide sales, promotional and marketing services to us in connection with the Offering. See "Item 1. Financial Statements –– Notes to Financial Statements – Note 3."

•
The Administration Agreement with OFS Services, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See "Item 1. Financial Statements – Notes to Financial Statements – Note 3."

•
Expense Limitation Agreements: OFS Advisor, and effective August 3, 2020, CIM Capital, limit the Company's incurred expenses under two agreements: (1) the Investment Advisory Agreement, which contains provisions limiting organization and offering costs, and Contractual Issuer Expenses; and (2) an Expense Support Agreement, which limits all other operating expenses. Both agreements contain conditions under which we may become obligated to reimburse OFS Advisor or CIM Capital for expense limitations provided thereunder. See "Item 1. Financial Statements – Notes to Financial Statements – Note 3."

OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital and OCCI. OFS Advisor provides sub-advisory services to CMFT Securities Investments, LLC, a wholly owned subsidiary of CIM Real Estate Finance Trust, Inc., a corporation that qualifies as a real estate investment trust. Additionally, OFS Advisor serves as sub-adviser to CIM Real Assets & Credit Fund, a newly organized externally managed registered investment company that operates as an interval fund that invests primarily in a combination of real estate, credit and related investments.
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received exemptive relief from the SEC to permit us to co-invest in portfolio companies with certain other funds, including other BDCs and registered investment companies, managed by OFS Advisor (the “Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). The Order superseded a previous order we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. Pursuant to the Order, we are generally permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
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
Fair value estimates. Our approach to fair value estimates was significantly adjusted in response to the economic uncertainty associated with the spread of the COVID-19 pandemic. Our use of NBIP includes assessment of whether a sufficient number of market quotations are available or whether a sufficient number of indicative prices from pricing services or brokers or dealers have been received, and whether the depth of the markets from which those quotes were received is sufficient to transact at those prices in amounts approximating our positions in such assets. Moreover, these assessments are generally based on a 90-day moving average of our depth and liquidity metrics. The 90-day moving average generally counters the effects of intermittent quoting activity observed and month- and quarter-ends, irregular quoting activity that tends to artificially inflate our metrics. We observed significant declines in market liquidity beginning in the middle of March and concluded the 90-day moving average was not representative of current market conditions given the significant market dislocation during this period. Accordingly, we adjusted our depth and liquidity assessment to one based on a 5-day moving average of the metrics in our liquidity assessments as of March 31, 2020, and partially reverted, utilizing a 30-day moving average, in our June 30, 2020, assessments, as liquidity partially returned to the loan market. One measure of liquidity in the broadly syndicated loan market is the average bid-ask spread on the Refinitiv Market Overall (North America) Loan Index which narrowed to 1.98 points at June 30, 2020, from 3.41 points at March 31, 2020, but has not yet returned to its long-term historic average of 1.0. These changes to our depth and liquidity metrics, as well as changes in the level of the metrics themselves, led to the transfer of one instrument with an aggregate amortized cost of $15,820 from a fair value estimate based on Level 2 NBIP inputs to estimates based on models and Level 3 inputs at March 31, 2020, of which three instruments with an aggregate amortized cost of $1,619,847 reverted back to fair value estimate based on Level 2 NBIP inputs.
We also adjusted our Level 3 fair value models throughout this period of heightened economic uncertainty. Our processes included assessments of the impact of the COVID-19 pandemic on the financial condition, results of operations or cash flows of our portfolio companies. Initially, such forward-looking assessments were fragmentary, however as such forward-looking estimates became more reliable, such information was directly incorporated into our fair value models. In circumstances in which reliable forward-looking information, we considered the market impact on performance-metric multiples and related impact on enterprise values. Additionally, management observed a decrease in the historic correlation between market spreads used in our synthetic debt rating method and those used in our reunderwriting analysis. These market spreads, though highly correlated before the on-set of the COVID-19 pandemic, relate to different segments of the lending market primarily on the basis of borrower size: the synthetic debt rating method based on market spreads for larger borrowers with rated debt, and the reunderwring analysis market spreads for what are considered middle-market borrowers. Management concluded, given the break-down in this relationship, the relative weight given to each of these methods required adjustment to correspond to the market most closely associated with the subject investment. Accordingly, we decreased the weighting for the synthetic debt rating method and increased the weighting for the reunderwriting analysis in the current period year, from a weighting of 50/50 to a weighting of 10/90, at March 31, 2020, and partially reverting to generally 25/75 at June 30, 2020. We believe the overweighting to the reunderwriting analysis more accurately captures the market in which these instruments are exchanged.
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments at June 30, 2020:

	Fair Value at June 30, 2020	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior secured	$39,179,018	$38,428,320	$39,931,568
Subordinated	904,371	840,288	968,452

Structured Finance Notes:
Mezzanine debt	789,725	770,103	809,348

Equity investments:
Preferred equity	289,158	251,319	326,998
Common equity	523,445	420,296	626,593
	$41,685,717	$40,710,326	$42,662,959
Portfolio Composition and Investment Activity
Portfolio Composition
The following table summarizes the composition of our Portfolio Company Investments as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$41,083,694	$39,179,018	$38,648,951	$37,953,346
Subordinated debt investments	1,481,630	904,371	1,478,811	1,384,896
Preferred equity investments	191,409	289,158	191,409	201,006
Common equity investments	497,130	523,445	450,958	585,675
	$43,253,863	$40,895,992	$40,770,129	$40,124,923
Total number of portfolio companies	34	34	34	34

(1)
Includes debt investments, typically referred to as unitranche, in which we have entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. At June 30, 2020, the aggregate amortized cost and fair value of these investments was $8,345,918 and $8,256,180, respectively.

As of June 30, 2020, all of our senior secured debt investments were floating rate loans and our subordinated debt investments were fixed rate loans. Approximately 98% of our debt investments at fair value, are senior securities of the borrower, rather than in the subordinated securities, preferred equity or common equity. We believe the seniority of our debt investments in the borrowers' capital structure may provide greater downside protection against the impact of the COVID-19 pandemic.
As of June 30, 2020, our investment portfolio’s three largest industries by fair value, were (1) Wholesale Trade of 20.3%, (2) Health Care and Social Assistance of 17.0%, and (3) Professional, Scientific, and Technical Services of 15.6%, totaling approximately 52.9% of the investment portfolio. We have limited exposure to the Retail Trade industry, 5.9%, which has been significantly impacted by the COVID-19 pandemic. For a full summary of our investment portfolio by industry, see "Item 1–Financial Statements–Note 4."
The following table presents our debt investment portfolio by investment size as of June 30, 2020 and December 31, 2019:

	Amortized Cost				Fair Value
	June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019
Up to $1,000,000	$5,821,077	13.7%	$7,737,315	19.3%	$6,102,371	15.2%	$7,171,472	18.2%
$1,000,000 to $1,500,000	13,740,701	32.3	13,360,333	33.3	11,858,086	29.6	13,198,830	33.6
$1,500,000 to $2,000,000	9,001,234	21.1	14,051,452	35.0	12,395,165	30.9	14,026,055	35.6
Greater than $2,000,000	14,002,312	32.9	4,978,662	12.4	9,727,767	24.3	4,941,885	12.6
Total	$42,565,324	100.0%	$40,127,762	100.0%	$40,083,389	100.0%	$39,338,242	100.0%
The following table displays the composition of our performing debt investments and Structured Finance Note portfolio by weighted average yield as of June 30, 2020 and December 31, 2019:

	June 30, 2020				December 31, 2019
	Senior Secured	Subordinated	Structured Finance	Total	Senior Secured	Subordinated	Total
Weighted Average Yield (1)	Debt	Debt	Notes	Debt	Debt	Debt	Debt
Less than 8%	11.3%	—%	—%	11.0%	1.7%	—%	1.7%
8% - 10%	60.4	—	—	58.6	45.9	—	44.2
10% - 12%	25.9	—	—	25.2	47.1	—	45.3
12% - 14%	2.4	100.0	100.0	5.2	5.3	100.0	8.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield - performing debt and Structured Finance Note investments (1)	9.25%	13.42%	13.50%	9.37%	10.15%	12.57%	10.24%
Weighted average yield - total debt and Structured Finance Note investments (2)	9.25%	4.30%	13.50%	9.15%	10.00%	12.57%	10.09%
(1) The weighted average yield on our performing debt and Structured Finance Note investments is computed as (a) the sum of (i) the annual stated accruing interest on debt investments plus the annualized accretion of Net Loan Fees; and (ii) the annual effective yield on Structured Finance Notes divided by (b) amortized cost of our debt and Structured Finance Note investments, excluding debt investments in non-accrual status as of the balance sheet date.
(2) The weighted average yield on our total debt and Structured Finance Note investments is computed as (a) the sum of (i) the annual stated accruing interest plus the annualized accretion of Net Loan Fees and (ii) plus the annual effective yield on Structured Finance Notes divided by (b) amortized cost of our debt and Structured Finance Note investments, including debt investments in non-accrual status as of the balance sheet date.
The weighted average yield on senior secured debt investments decreased approximately 75 basis point during the six months ended June 30, 2020, primarily as a result of an effective yield of 8.4% on new investments in new portfolio companies and a decrease in LIBOR. During the six months ended June 30, 2020, the weighted average yield on subordinated debt decreased 8.27% due to the change in status of Online Tech Stores, LLC to non-accrual.

The weighted average yield on total investments was 8.78% and 9.93% at June 30, 2020 and December 31, 2019, respectively. Weighted average yield on total investments is computed as (a) the sum of (i) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees, plus the effective yield on our performing preferred equity investments, (ii) plus the annual effective yield on Structured Finance Notes, divided by (b) amortized cost of our total investment portfolio, including assets in non-accrual status as of the balance sheet date. The weighted average yield of our investments is not the same as a return on investment for our stockholders but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.
Investment Activity
The following is a summary of our investment activity for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$91,250	$—	$6,278,807	$—
Investments in existing portfolio companies:
Follow-on investments	—	—	2,644,620	—
Restructured investments	—	—	10,147	46,403
Delayed draw / revolver funding	218,393	—	424,543	—
Total investments in existing portfolio companies	218,393	—	3,079,310	46,403
Total investments in new and existing portfolio companies	$309,643	$—	$9,358,117	$46,403
Number of new portfolio company investments	1	—	4	—
Number of existing portfolio company investments	3	—	11	1
Proceeds from principal payments	$1,250,387	—	$3,852,820	—
Proceeds from investments sold or redeemed	1,618,928	—	2,517,950	—
Total proceeds from principal payments, equity distributions and investments sold	$2,869,315	$—	$6,370,770	$—
Notable investments in new portfolio companies during the six months ended June 30, 2020, include A&A Transfer, LLC. ($2.0 million senior secured loan) and SourceHOV Tax, Inc. ($2.3 million senior secured loan).
We also invested $752,000 in Structure Finance Notes with a weighted average annual effective yield of 13.50% during the six months ended June 30, 2020.
Non-cash investment activity
On March 27, 2020, our debt investments in Constellis Holdings, LLC were restructured. We converted our non-accrual debt investments for two new debt investments and 1,362 common shares of equity. The cost and fair value of debt investments received were $6,174 and $6,172, respectively, and the cost and fair value of the common shares received were $46,403 and $46,410, respectively. For the six months ended June 30, 2019, we recognized a realized loss on the restructuring of $526,444, which was fully recognized as an unrealized loss as of December 31, 2019.

The following is a summary of our investment activity for six months ended June 30, 2019:

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
The weighted-average yield of debt investments in new portfolio companies during the six months ended June 30, 2019 was 11.7%.
Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity and the general economic and competitive environment in which we make investments. We believe new loan activity in the market in which we operate has slowed and we have observed a decrease in origination and underwriting activity. The number of deals currently being reviewed and evaluated has decreased since the beginning of the year. During the three months ended June 30, 2020, we purchased one broadly syndicated loan for an aggregate cost of $91,250; however, there has been no Portfolio Company Investments directly originated since March 16, 2020.
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2019. The following table shows the classification of our debt securities of portfolio companies, by credit risk rating as of June 30, 2020 and December 31, 2019.

	Debt Investments, at Fair Value
Risk Category	June 30, 2020		December 31, 2019
1 (Low Risk)	$2,650	—%	$—	—%
2 (Below Average Risk)	—	—	1,036,579	2.6
3 (Average)	38,167,644	95.2	37,359,182	95.0
4 (Special Mention)	1,467,835	3.7	909,902	2.3
5 (Substandard)	445,260	1.1	10,079	—
6 (Doubtful)	—	—	22,500	0.1
7 (Loss)	—	—	—	—
	$40,083,389	100.0%	$39,338,242	100.0%

Changes in the distribution of our debt investments across risk categories were a result of new debt investments, the receipt of amortization payments on existing debt investments, repayment of certain debt investments in full, changes in the fair value of our existing debt investments, realized gains on the sale of investments, as well as the risk rating change in debt investments from risk category 3 to risk category 4, with a total amortized cost and fair value of $1,906,412 and $1,462,988, respectively, as well as the risk rating change in a debt investment from risk category 4 to risk category 5, with an amortized cost and fair value of $1,007,141 and $445,260, respectively, and other investment activity.
Non-Accrual Loans
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. During the six months ended June 30, 2020, our debt investment in Online Tech Stores, LLC, with an amortized cost of $1,007,141, was placed on non-accrual status. At June 30, 2020, the aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $1,007,141 and $445,260, respectively, and $577,810 and $32,579 at December 31, 2019, respectively.
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
Comparison of the Three and Six Months Ended June 30, 2020, and 2019
Operating results for the three and six months ended June 30, 2020 and 2019, are as follows:
Investment Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income	$1,025,471	$878,315	$2,138,765	$1,659,366
Fee income	20,577	8,430	79,002	48,305
Total investment income	$1,046,048	$886,745	$2,217,767	$1,707,671
Investment income for the three and six months ended June 30, 2020 consisted primarily of interest income on our debt investments and syndication fee income. The increase in interest income for three and six months ended June 30, 2020 compared to the corresponding periods in the prior year was primarily due to the growth in our portfolio from the deployment of funds raised through our Offering and the deployment of funds from the Unsecured Note into portfolio securities. Fee income for the three and six months ended June 30, 2020 increased compared to the corresponding periods in the prior year, primarily due to approximately $33.4 million in loan originations in which OFS Advisor sourced, structured, and arranged the lending group, and for which we were additionally compensated.
Due to the COVID-19 pandemic and the impact to our borrowers, we have experienced, and expect to continue to experience, a partial shift from cash interest to PIK interest as a result of concessions granted to borrowers to support the borrowers' liquidity. Since the onset of the COVID-19 pandemic, we have continued to source and screen loan investments, although we have observed a decrease in underwriting and origination activity. Other than the purchase of one broadly syndicated loan for $91,250, there has been no Portfolio Company Investments originated since March 16, 2020.

Gross Expenses. Our gross expenses are limited under the Investment Management Agreement and the Expense Support Agreement; see "—Expense Limitations." Investment expenses shown with respect to each governing expense limitation agreement for the three and six months ended June 30, 2020 and 2019, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expenses subject to limitation under Investment Advisory Agreement:
Amortization of deferred offering costs	$84,229	$33,948	$168,566	$63,799
Contractual issuer expenses	—	3,084	536	6,196
Total expenses subject to limitation under Investment Advisory Agreement	84,229	37,032	169,102	69,995
Expenses subject to limitation under Expense Support Agreement:
Interest expense	332,434	103,670	633,026	199,019
Management fees	134,632	98,319	265,397	191,041
Incentive fees	65,427	29,296	141,477	78,066
Administration fee	215,124	185,164	401,741	327,038
Professional fees	124,772	119,193	289,068	273,532
Insurance expense	23,798	18,529	48,709	34,896
Transfer agent fees	22,286	24,302	46,808	54,121
Other expenses	13,493	30,511	22,359	57,045
Total expenses subject to limitation under Expense Support Agreement	931,966	608,984	1,848,585	1,214,758
Total expenses	$1,016,195	$646,016	$2,017,687	$1,284,753
Expenses Limited under the Investment Management Agreement
Offering Expenses. OFS Advisor incurred, on our behalf, offering costs of $86,858 and $134,665 during the three months ended June 30, 2020 and 2019, respectively, which are deferred and amortized over the twelve months following incurrence. Offering costs for the three and six months ended June 30, 2020 and 2019, relate to ordinary due diligence and development of distribution platforms for our common stock.
Pursuant to the terms of the CIM Sub-Advisory Agreement, beginning August 3, 2020, CIM Capital assumes responsibility for bearing costs relating to the Offering.
Amortization of offering costs were $84,229 and $168,566 for the three and six months ended June 30, 2020, respectively, compared to $33,948 and $63,799 for the three and six months ended June 30, 2019, respectively. Higher amortization expense in the three and six months ended June 30, 2020 relate to additional monthly costs of developing distribution platforms of the Offering.
Contractual Issuer Expenses. Contractual Issuer Expenses declined in the three and six months ended June 30, 2020, compared to the corresponding periods in the prior year as the fund has grown and the marketing of the fund has required less direct involvement of OFS Advisor’s employees and employees of their affiliates.
Pursuant to the terms of the CIM Sub-Advisory Agreement, beginning August 3, 2020, CIM Capital assumes responsibility for bearing Contractual Issuer Expenses.
Expenses Limited under the Expense Support Agreement
Interest expense increased due to the average dollar amount of borrowings outstanding of $19,179,121 and $17,932,967 during the three and six months ended June 30, 2020, respectively, primarily due to the issuance of the Unsecured Note.
Management and incentive fees increased for the six months ended June 30, 2020, compared to the corresponding periods in the prior year as a result of growth in our portfolio and investment activity from the deployment of Offering proceeds and the Unsecured Note. Administrative fees are primarily related to accounting and record-keeping services, and preparation and filing of required periodic reports with the SEC. Administrative fees for the six months ended June 30, 2020, compared to the corresponding period in the prior year increased due to more labor allocated to the fund due to the increase in the size of our portfolio.
Professional fees include fees for our attorneys, independent accountants and consultants. Professional fees remained stable compared to the corresponding periods.

General and administrative expenses, including insurance, transfer agent and other expenses were $59,577 and $117,876 for the three and six months ended June 30, 2020, respectively, compared to $73,342 and $146,062 for the three and six months ended June 30, 2019, respectively. The decrease in general and administrative expenses was primarily due to a decrease in taxes.
Expense Limitations
Expense Limitations under Investment Advisory Agreement. We reimbursed OFS Advisor $4,784 and $7,184 for offering expenses and Contractual Issuer Expenses for the three and six months ended June 30, 2020, respectively, compared to $35,750 and $61,018 for the three and six months ended June 30, 2019, respectively. This amount consisted of Contractual Issuer Expenses and offering expenses incurred in prior periods by OFS Advisor on our behalf.
We are conditionally obligated to pay OFS Advisor up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid by OFS Advisor and its affiliates have been recovered. Reimbursable offering costs and Contractual Issuer Expenses were $747,487 as of June 30, 2020.
CIM Capital will be entitled to receive reimbursement from us of offering costs and Contractual Issuer Expenses incurred after August 3, 2020 paid on our behalf, up to 1.5% of the aggregate gross proceeds of the Offering, after offering costs and Contractual Issuer Expenses incurred prior to August 3, 2020 have expired or have been reimbursed. Offering expenses and Contractual Issuer Expenses incurred by CIM Capital or its affiliates will be eligible for reimbursement for three years from the date incurred. Any such reimbursement by us will be allocated first to reimburse any reimbursable expenses incurred by OFS Advisor or its affiliates that are eligible for reimbursement pursuant to the Investment Advisory Agreement.
The determination of expense limitations under the Investment Advisory Agreement is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total expenses limited under Investment Advisory Agreement	$84,229	$37,032	$169,103	$69,995
Offering costs and Contractual Issuer Expenses reimbursed and incurred	(4,784)	(35,750)	(7,185)	(61,018)
Net offering costs and Contractual Issuer Expenses limitations under Investment Advisory Agreement	$79,445	$1,282	$161,918	$8,977

Expense Limitations under Expense Support Agreement. Gross operating expenses (operating expenses exclusive of organization and offering expenses, and Contractual Issuer Expenses, and before limitations) are subject to limitation under the Expense Support Agreement. OFS Advisor's obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to investment company taxable income (expense) and net realized gains (losses) prior to expense limitation, and the amount of declared distributions; the Expense Support Agreement provides expense support such that distributions are not paid from Offering proceeds. The determination of expense limitation under the Expense Support Agreement for the three and six months ended June 30, 2020 and 2019, is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total investment income	$1,046,048	$886,745	$2,217,767	$1,707,671
Expenses limited under the Expense Support Agreement (1):
Interest expense, base management fees, and incentive fees	532,493	231,285	1,039,900	468,126
Other operating expenses as defined in the Expense Support Agreement (2)	399,472	377,699	808,683	746,630
Total expenses limited under the Expense Support Agreement	931,965	608,984	1,848,583	1,214,756
Net investment income prior to expense limitation	114,083	277,761	369,184	492,915
Net realized gain (loss) in ICTI	—	(1,964)	—	52
ICTI prior to expense limitation	114,083	275,797	369,184	492,967
Declared distributions	539,801	514,644	1,129,062	1,004,361
Expense limitation under Expense Support Agreement	$425,718	$238,847	$759,878	$511,394

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
On August 3, 2020, the Expense Support Agreement was amended to, among other things, require CIM Capital to pay future expense support payments. In addition, any Reimbursement Payments relate to the unreimbursed expense support payments identified by OFS Advisor from the expense support payments made by OFS Advisor to us within three years prior to the last business day of the quarter in which such Reimbursement Payment obligation is incurred. Thereafter, Reimbursement Payments relate to the unreimbursed expense support payments identified by CIM Capital from the expense support payments made by CIM Capital to us within three years prior to the last business day of the quarter in which such reimbursement payment obligation is incurred.
Net realized and unrealized gain (loss) on investments
Three and six months ended June 30, 2020
We recognized net unrealized appreciation of $219,416 on our debt and Structured Finance Note investments in the second quarter primarily due to the return of liquidity to the broadly syndicated loan market and tighter credit spreads in underlying market. One measure of liquidity in the broadly syndicated loan market is the average bid-ask spread on the Refinitiv Market Overall (North America) Loan Index which narrowed to 1.98 points at June 30, 2020, from 3.41 points at March 31, 2020, but has not yet returned to its long-term historic average of 1.0. Additionally, we incurred a realized loss of $16,148 on the sale of a broadly syndicated loan.
We recognized net unrealized appreciation of $24,693 on our equity investments during the three months ended June 30, 2020, primarily due to our common equity investments in Chemical Resources Holdings, Inc. and TTG Holdings, LLC.

Our portfolio experienced net unrealized losses of $1,675,963 during the six months ended June 30, 2020, primarily due to the adverse economic effects of the COVID-19 pandemic on market conditions and the overall economy, and the related declines in quoted loan prices that have not yet fully recovered.
Three and six months ended June 30, 2019
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
Liquidity and Capital Resources
At June 30, 2020, we held cash of $2,273,081 and had $8.2 million of unfunded commitments that is available, subject to a borrowing base and other covenants, under our $10 million PWB Credit Facility. Based on fair values and equity capital at June 30, 2020, we could access our entire PWB Credit Facility and have an asset coverage ratio of 205%. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and selectively deploy capital in new investment opportunities in this challenging environment.
Sources and Uses of Cash
We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, including net amounts received from OFS Advisor and CIM Capital, (iii) the PWB Credit Facility and any other financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks, including the PWB Credit Facility, and issuances of senior securities. Our primary use of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying OFS Advisor and CIM Capital), (iii) debt service of any borrowings, including the Unsecured Note and (iv) cash distributions to the holders of our stock. These principal sources and uses of cash and liquidity are presented below:

	Six Months Ended June 30,
	2020	2019
Cash from net investment income	$1,038,622	$965,111
Net purchases and originations of portfolio investments	(8,232,553)	(3,518,990)
Net cash used in operating activities	(7,193,931)	(2,553,879)
Net proceeds from issuances of common stock	439,992	3,919,792
Repurchase of common stock	(364,384)	(218,118)
Net borrowings under revolving line of credit	1,800,000	375,000
Common stock distributions paid	(1,173,174)	(935,137)
Payment of debt issuance costs	(50,000)	—
Net change in cash	$(6,541,497)	$587,658
We used $7,193,931 and $2,553,879 in cash from operating activities for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the principal source of operating liquidity was investment income collected. The increase in total investment income collected is due to the growth in our portfolio from the deployment of Offering proceeds. Net cash used in operating activities decreased $4,640,052 over the corresponding period primarily due to an increase in net investment purchases of $4,713,563. Net cash used in operating activities benefited from the positive cash flow impact of expense limitations under the Investment Advisory Agreement and the Expense Support Agreement of $921,796 and $520,371 for the six months ended June 30, 2020 and 2019, respectively, which reduced the net amount paid to OFS Advisor and affiliates. Expense support and limitation under both the Investment Advisory Agreement and the Expense Support Agreement is cancelable at any time.
All of our performing loans as of March 31, 2020 satisfied their second quarter 2020 interest payments.
Net purchases and origination of portfolio investments relates to the deployment of Offering proceeds. See "—Portfolio Composition and Investment Activity."
We collected $439,992 and $3,919,792 from the sale of our common stock during the six months ended June 30, 2020 and 2019, respectively. Offering proceeds are net of aggregate commissions and dealer manager fees of $39,000 and $271,869 for the six months ended June 30, 2020 and 2019, respectively, of which $0 and $122,036, respectively, were paid by OFS Advisor.
During the six months ended June 30, 2020, we paid $1,173,174 in dividends to common stockholders and, subsequent to June 30, 2020, we paid $539,800 in dividends to our common stockholders.
Borrowings
PWB Credit Facility: We are party to the BLA with Pacific Western Bank, as lender, to provide us with a $10.0 million senior secured revolving credit facility, or the PWB Credit Facility. The PWB Credit Facility is available for general corporate purposes including investment funding and is scheduled to mature on February 28, 2021. The maximum availability of the PWB Credit Facility is equal to 35% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 5.50% floor, and includes an unused commitment fee for any unused portion in excess of $3.0 million, payable monthly in arrears, equal to 0.50% per annum on any unused portion. As of June 30, 2020, the stated interest rate on the PWB Credit Facility was 5.50%. The PWB Credit Facility bore an effective interest rate of 6.20%, inclusive of interest on the outstanding balance, commitment fees on undrawn amounts, and the amortization of deferred financing costs.
Our PWC Credit Facility is a $10.0 million revolving line of credit, of which $1.8 million was drawn as of June 30, 2020. As of June 30, 2020, the unfunded commitment under the PWB Credit Facility was $8.2 million, that is available, subject to a borrowing base and other covenants. As of June 30, 2020, we were in compliance with the applicable covenants under the PWB Credit Facility.
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
The Note Purchase Agreement contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a business development company within the meaning of the 1940 Act, and minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, certain judgments and orders, and certain events of bankruptcy. As of June 30, 2020, we were in compliance with the applicable covenants under the Note Purchase Agreement.
As of June 30, 2020, the Unsecured Note had the following terms and balances:

	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate	Effective Interest Rate (1)	Maturity	2020 Interest Expense (2)
Unsecured Note	$15,000,000	$322,634	6.50%	6.92%	11/27/24	$518,316
(1) The effective interest rate on the Unsecured Note includes deferred debt issuance cost amortization.
(2) Interest expense includes debt issuance costs amortization of $30,816 for the six months ended June 30, 2020.
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
As of June 30, 2020, the aggregate amount outstanding of the senior securities issued by the Company was $16.8 million, for which the Company’s asset coverage was 257%. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
Contractual Obligations
We, with approval by our Board, entered into the Investment Advisory Agreement, the Expense Support Agreement, the CIM Sub-Advisory Agreement, and the Administration Agreement. See "Item 1. Financial Statements – Notes to Financial Statements – Note 3."
The following table shows our contractual obligations as of June 30, 2020 (in thousands):

	Payments due by period
Contractual Obligation	Total	Less than year	1-3 years	3-5 years	After 5 years
PWB Credit Facility (1)	$1,800,000	$1,800,000	$—	$—	$—
Unsecured Note	15,000,000	—	—	15,000,000	—
Total	$16,800,000	$1,800,000	$—	$15,000,000	$—
(1) The PWB Credit Facility is scheduled to mature on February 28, 2021.
(2) The Unsecured Note is scheduled to mature on November 27, 2024.
We continue to believe our long-dated financing, with approximately 89% of our total debt contractually maturing in
2024, affords us operational flexibility.
Off-Balance Sheet Arrangements
Amounts Conditionally Reimbursable to OFS Advisor.
OFS Advisor and its affiliates have incurred organizational and offering costs, and Contractual Issuer Expenses related to the Company of which $747,487 and $663,534 were unreimbursed as of June 30, 2020 and December 31, 2019, respectively. We remain conditionally liable for organization and offering costs incurred by OFS Advisor and its affiliates on our behalf. See "Item 1. Financial Statements – Notes to FInancial Statements – Note 3."
Pursuant to the terms of the CIM Sub-Advisory Agreement, beginning August 3, 2020, CIM Capital assumed responsibility for bearing costs relating to the Offering.
OFS Advisor has provided aggregate operating expense support of $3,673,448 and $3,503,848 as of June 30, 2020 and December 31, 2019, respectively. We remain conditionally liable for operating expense support provided by OFS Advisor. See "Item 1. Financial Statements – Notes to Financial Statements – Note 3."
On August 3, 2020, the Expense Support Agreement was amended to, among other things, require CIM Capital to pay future expense support payments on behalf of us.
Unfunded Commitments.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $174,107 of total unfunded commitments to two portfolio companies at June 30, 2020. See "Item 1. Financial Statements – Notes to Financial Statements – Note 6."
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
Share Repurchases
On November 6, 2018, a "required majority" (as defined in Section 57(o) of the 1940 Act) of our Board approved the application of a reduced 150% asset coverage ratio to us. In accordance with the SBCAA, we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, effective November 6, 2019, the asset coverage ratio test applicable to us was decreased from 200% to 150%. Additionally, in each fiscal quarter subsequent to November 6, 2019, the Board has approved tender offers to purchase, in each case, 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period.
The repurchase offer allowed our stockholders to sell their shares back to us at a price equal to the most recently disclosed net asset value per share of our common stock immediately prior to the date of repurchase. See "Item 1. Financial Statements – Notes to Financial Statements – Note 10" for details on share repurchases.
Recent Developments
On July 28, 2020, our Board declared a distribution of $0.081 per common share, payable on October 15, 2020, to stockholders of record on July 29, 2020.
On August 4, 2020, our Board approved a tender offer, commencing on August 28, 2020, to purchase 2.5% of the weighted average number of shares of the outstanding Common Stock for the trailing 12-month period.

On August 3, 2020, we entered into the CIM Sub-Advisory Agreement, Dealer Manager Agreement, and Expense Support Agreement.
We evaluated events subsequent to June 30, 2020 through August 6, 2020. On March 11, 2020, the World Health Organization declared the novel coronavirus as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to the COVID-19 pandemic. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. While several countries, as well as certain states in the United States, have begun to lift such restrictions with a view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Such actions have created, and continue to create, disruption in global supply chains and adversely impact a number of industries. The outbreak could have a continued adverse impact on economic and market conditions on a global scale. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic. Nevertheless, the ongoing COVID-19 pandemic presents material uncertainty and risks with respect to the underlying value of our portfolio companies, our business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Further, the operational and financial performance of the portfolio companies in which we make investments have been, and may continue to be, significantly impacted by the COVID-19 pandemic, which in turn has, and may continue to have, an impact the valuation of our investments.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2019; however, uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks. For additional information concerning the COVID-19 outbreak and its potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors.
Our outstanding Unsecured Note bears interest at a fixed rate. Our PWB Credit Facility has a floating interest rate provision based on the Prime Rate with a 5.50% interest rate floor, which resulted in an stated interest rate of 5.50% as of June 30, 2020. Assuming that the interim, unaudited Statement of Assets and Liabilities as of June 30, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase	Interest income	Interest expense	Net increase in net investment income
25	$2,707	$—	$2,707
50	101,438	—	101,438
75	287,901	—	287,901
100	497,118	—	497,118
125	708,343	—	708,343

Basis point decrease	Interest income	Interest expense	Net decrease in net investment income
25	$(40,039)	$—	$(40,039)
50	(40,039)	—	(40,039)
75	(40,039)	—	(40,039)
100	(40,039)	—	(40,039)
125	(40,039)	—	(40,039)

Item 4.  Controls and Procedures
Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in "Part I – Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in "Part II, Item 1A. Risk Factors" in our Quarterly Report in Form 10-Q for the quarter ended March 31, 2020 (the "First Quarter 10-Q"), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and First Quarter 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Other than the risks described below, there have been no material changes from the risk factors previously disclosed in "Part I – Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 and first Quarter Report on Form 10-Q. However, the risks below and disclosed in our Annual Report on Form 10-K and first Quarter Report on Form 10-Q, may be, and will continue to be, heightened or exacerbated by the COVID-19 pandemic and any worsening of the economic environment, The risks previously disclosed in our Annual Report on Form 10-K and First Quarter 10-Q should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
We have been, and will continue to be, adversely impacted by the outbreak of COVID-19 and a potential worsening of the pandemic.
The COVID-19 pandemic has caused a sharp global slowdown of economic activity resulting in a recession, a steep increase in unemployment in the U.S., and significant volatility and disruption of financial markets. Health advisors warn that a “second wave” of the pandemic is possible if reopening is pursued too soon or in the wrong manner, which may negatively affect or exacerbate the global economy, the United States economy and the global financial markets. The pandemic had a significant adverse impact on us during the first quarter of 2020, continues to have an adverse impact us during the second quarter of 2020 and is expected to continue to adversely impact our company beyond second-quarter 2020. As the potential impact of the COVID-19 pandemic is difficult to predict, the extent to which the COVID-19 pandemic could negatively affect our and our portfolio companies’ operating results or the duration of any potential business or supply-chain disruption, is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the COVID-19 pandemic or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
Uncertainty relating to the LIBOR calculation process and transition timing may adversely affect the value of any portfolio of LIBOR-indexed, floating-rate debt securities.
Uncertainty relating to the LIBOR calculation process may adversely affect the value of any portfolio of LIBOR-indexed, floating-rate debt securities. Concerns have been publicized that some of the member banks surveyed by the British Bankers' Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing. Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. Uncertainty as to the nature of such potential changes may adversely affect the market for LIBOR-based securities, including our potential portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our potential portfolio of LIBOR indexed, floating-rate debt securities.
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
In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 pandemic on transition timelines and update the marketplace as soon as possible. It is unclear if after 2021 LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended June 30, 2020, we sold 23,815 shares of our common stock for gross proceeds of $318,992, or a weighted average price of $13.39 per share, to investors who participated in the Offering and each of whom met the criteria of an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act.
The offer and sale of the Company’s common stock in the Offering was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of, and Rule 506 of Regulation D under, the Securities Act. We paid $23,200 in commissions in connection with the sale of the shares. On May 19, 2017, OFS Advisor agreed to pay the dealer manager fee on sales of shares of our common stock in the Offering. Effective July 1, 2019, we pay the dealer manager fee on sales of shares of our common stock in the Offering. Previous payments of dealer manager fees by OFS Advisor are not subject to reimbursement by us.
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
On November 6, 2018, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our board of directors approved the application of a reduced 150% asset coverage ratio to us. In accordance with the SBCAA, we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, effective November 6, 2019, the asset coverage ratio test applicable to us decreased from 200% to 150%. Additionally, in each fiscal quarter subsequent to November 6, 2019, the Company's Board approved tender offers to purchase, in each case, 2.5% of the weighted average number of shares of the outstanding Common Stock for the trailing 12-month period.
The following table summarizes the common stock repurchases by us as of June 30, 2020:

	Number of Shares	Amount
November 6, 2018 through December 31, 2018	18,425	$243,030
January 1, 2019 through April 5, 2019 (1)	7,407	98,296
April 6, 2019 through June 30, 2019	9,029	119,821
July 1, 2019 through September 30, 2019	7,407	97,111
October 1, 2019 through December 31, 2019	15,597	204,317
January 1, 2020 through April 3, 2020 (2)	32,622	364,383
April 4, 2020 through June 30, 2020	53,665	654,713
(1)  The Company's February 11, 2019 tender offer that was originally scheduled to expire on March 27, 2019, was amended to extend the offer period to April 5, 2019.
(2) The Company's February 21, 2020 tender offer that was originally schedule to expire on March 27, 2020, was amended to extend the offer period to April 3, 2020.
Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Not applicable.

Item 6.  Exhibits
Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q

10.1	Sub-Advisory Agreement, dated as of August 3, 2020, by and between OFS Capital Management, LLC and CIM Capital IC Management, LLC.	Form 8-K	August 3, 2020

10.2
Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of August 3, 2020, by and among Hancock Park Corporate Income, Inc., OFS Capital Management, LLC and CIM Capital IC Management, LLC.
		Form 8-K	August 3, 2020

11.1	Computation of Per Share Earnings			+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

+	Included in the statements of operations contained in this report
*	Filed herewith.
†	Furnished herewith.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 7, 2020	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer