Form 10-Q
period 2020-09-30
Hancock Park Corporate Income, Inc.
filed 2020-11-13
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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
Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of November 11, 2020 was 2,175,710.

HANCOCK PARK CORPORATE INCOME, INC.

3

Defined Terms
We have used "we," "us," "our," "our company," and "the Company" to refer to Hancock Park Corporate Income, Inc. in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration agreement between the Company and OFS Services, dated July 15, 2016
Advisers Act	The Investment Advisers Act of 1940, as amended
Advisors	OFS Advisor and CIM Capital
Advisory Agreements	The Investment Advisory Agreement and CIM Sub-Advisory Agreement
Affiliated Account	Another account managed by OFS Advisor or an affiliate of OFS Advisor
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
CIM Capital	CIM Capital IC Management, LLC, an affiliate of OFS Advisor, and a registered investment adviser under the Advisers Act, and sub-adviser to the Company
CIM Sub-Advisory Agreement	Sub-Advisory Agreement dated as of August 3, 2020, by and between OFS Advisor and CIM Capital
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Company	Hancock Park Corporate Income, Inc. and its consolidated subsidiaries
Contractual Issuer Expenses	Salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in offering and other contractually-defined activities
Dealer Manager	CCO Capital, LLC, a Delaware limited liability company, and an affiliate of the Company
Dealer Manager Agreement	Broker dealer management agreement dated August 3, 2020 by and among the Company, OFS Advisor, International Assets Advisory, LLC and the Dealer Manager, as amended, supplemented or modified
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
Expense Support Agreement	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of August 3, 2020, by and among the Company, OFS Advisor and CIM Capital
FASB	Financial Accounting Standards Board
Funding I	OFS Funding I, LLC, a wholly-owned subsidiary of OFSAM and an affiliate of OFS Advisor
GAAP	Accounting principles generally accepted in the United States
HPCI-MB	HPCI-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code and generally holds the equity investments of the Company that are taxed as pass-through entities
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment advisory and management agreement between the Company and OFS Advisor, dated July 15, 2016
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Minimum Offering Requirement
The minimum capitalization requirement to commence the Offering. This was satisfied on August 30, 2016, when Funding I, a subsidiary of OFSAM, purchased 74,074 shares of our common stock in the Offering for gross proceeds of $1,000,000, or $13.50 per share

NBIP	Non-binding indicative price

Term	Explanation or Definition
Net Loan Fees	The cumulative amount of fees, such as discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock
OFS Advisor	OFS Capital Management, LLC, a wholly-owned subsidiary of OFSAM and registered investment advisor under the Advisers Act
OFS Capital	OFS Capital Corporation, a Delaware corporation and publicly-traded BDC for whom OFS Advisor serves as investment advisor
OFS Services	OFS Capital Services, LLC, a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations
Order
An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with certain funds managed by OFS Advisor in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions

PIK	Payment-in-kind. PIK interest and dividends are paid in the form of additional loan principal or preferred securities
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Notes
Prime Rate	United States Prime interest rate
Prior Expense Support Agreement	Expense support and conditional reimbursement agreement dated July 15, 2016, between the Company and OFS Advisor
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
Reunderwriting Analysis	A discount rate method based upon a hypothetical recapitalization of the entity given its current operating performance and current market condition
RIC	Regulated investment company under the Code
SBCAA	Small Business Credit Availability Act
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Structured Finance Notes	CLO mezzanine debt and CLO subordinated debt positions.
Synthetic Rating Analysis
A discount rate method that assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and then estimates the discount rate based on observed market yields for actual rated debt

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

•
uncertain valuations of our portfolio investments, including our belief that reverting back to an equal weighting of the Reunderwriting Analysis method and Synthetic Rating Analysis method more accurately captures certain data related to the observed return of market liquidity and the historic correlative relationship between these markets; and

•	the effect of new or modified laws or regulations governing our operations.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 and in "Part II, Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities

	September 30, 2020	December 31, 2019
	(unaudited)
Assets:
Non-control/non-affiliate investments at fair value (amortized cost of $45,828,360 and $40,770,129 respectively)	$44,451,479	$40,124,923
Cash	1,166,759	8,814,578
Interest receivable	152,794	116,040
Receivable for investment sold	129,521	—
Prepaid expenses and other assets	65,399	41,544
Total assets	$45,965,952	$49,097,085

Liabilities:
Revolving line of credit	$2,750,000	$—
Unsecured note (net of discount and deferred debt issuance costs of $304,199 and $303,450, respectively)	14,695,801	14,696,550
Payable for investments purchased	—	4,316,624
Due to advisor and affiliates (see Note 3)	150,330	107,024
Accrued professional fees	73,335	129,135
Payable for repurchase of common stock	694,818	—
Distribution payable	542,729	583,912
Other liabilities	201,031	143,334
Total liabilities	19,108,044	19,976,579

Commitments and contingencies (see Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized as of September 30, 2020, and December 31, 2019; 2,160,836 and 2,239,774 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively; 3,814 and -0- shares subscribed as of September 30, 2020, and December 31, 2019, respectively	2,165	2,240
Paid-in capital in excess of par	28,887,103	29,786,761
Total distributable earnings (losses)	(2,031,360)	(668,495)
Total net assets	26,857,908	29,120,506

Total liabilities and net assets	$45,965,952	$49,097,085

Number of shares outstanding or subscribed	2,164,650	2,239,774
Net asset value per share	$12.41	$13.00

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment income
Interest income	$1,027,919	$905,172	$3,166,684	$2,564,538
Fee income	12,610	32,643	91,612	80,948
Total investment income	1,040,529	937,815	3,258,296	2,645,486

Operating expenses
Amortization of deferred offering costs	77,114	51,510	245,680	115,309
Contractual issuer expenses	4,712	513	5,248	6,709
Interest expense	302,774	88,033	935,800	287,052
Management fees	135,497	100,333	400,894	291,374
Incentive fees	72,366	48,938	213,843	127,004
Administrative fees	242,737	175,533	644,478	502,571
Professional fees	126,553	134,599	415,621	408,131
Insurance expense	24,495	20,606	73,204	55,502
Transfer agent fees	20,961	26,348	67,769	80,469
Other expenses	28,262	10,462	50,621	67,507
Total operating expenses	1,035,471	656,875	3,053,158	1,941,628
Less: Expense limitations under agreements with advisers (see Note 3)	(527,931)	(255,200)	(1,449,727)	(775,571)
Net operating expenses	507,540	401,675	1,603,431	1,166,057

Net investment income	532,989	536,140	1,654,865	1,479,429

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	4,898	—	(585,099)	52
Net unrealized appreciation (depreciation) on investments, net of taxes	920,127	(390,606)	(774,400)	37,388
Net gain (loss) on investments	925,025	(390,606)	(1,359,499)	37,440

Net increase in net assets resulting from operations	$1,458,014	$145,534	$295,366	$1,516,869

Net investment income per common share – basic and diluted	$0.24	$0.25	$0.74	$0.74
Net increase in net assets resulting from operations per common share – basic and diluted	$0.66	$0.07	$0.13	$0.76
Distributions declared per common share	$0.25	$0.26	$0.75	$0.78
Basic and diluted weighted average shares outstanding or subscribed	2,203,227	2,147,688	2,225,957	1,994,994

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at January 1, 2019	1,818,799	$1,819	$24,200,918	$(564,851)	$23,637,886
Net investment income	—	—	—	1,479,429	1,479,429
Net realized gain on investment	—	—	—	52	52
Net unrealized appreciation on investments, net of taxes	—	—	—	37,388	37,388
Tax reclassifications of permanent differences	—	—	(89,578)	89,578	—
Common stock issued	425,953	426	5,704,465	—	5,704,891
Repurchase of common stock	(23,842)	(24)	(315,205)	—	(315,229)
Distributions to stockholders	—	—	—	(1,569,059)	(1,569,059)
Net increase for the period ended September 30, 2019	402,111	402	5,299,682	37,388	5,337,472
Balances at September 30, 2019	2,220,910	$2,221	$29,500,600	$(527,463)	$28,975,358

Balances at June 30, 2019	2,092,378	$2,092	$27,841,302	$(136,859)	$27,706,535
Net investment income	—	—	—	536,140	536,140
Net unrealized depreciation on investments, net of taxes	—	—	—	(390,606)	(390,606)
Tax reclassifications of permanent differences	—	—	(28,560)	28,560	—
Common stock issued or subscribed	135,939	137	1,784,962	—	1,785,099
Repurchase of common stock	(7,407)	(8)	(97,104)	—	(97,112)
Distributions to stockholders	—	—	—	(564,698)	(564,698)
Net increase (decrease) for the period ended September 30, 2019	128,532	129	1,659,298	(390,604)	1,268,823
Balances at September 30, 2019	2,220,910	$2,221	$29,500,600	$(527,463)	$28,975,358

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at January 1, 2020	2,239,774	$2,240	$29,786,761	$(668,495)	$29,120,506
Net investment income	—	—	—	1,654,865	1,654,865
Net realized loss on investment	—	—	—	(585,099)	(585,099)
Net unrealized depreciation on investments, net of taxes	—	—	—	(774,400)	(774,400)
Tax reclassifications of permanent differences	—	—	(13,560)	13,560	—
Common stock issued or subscribed	66,483	67	827,675	—	827,742
Repurchase of common stock	(141,607)	(142)	(1,713,773)	—	(1,713,915)
Distributions to stockholders	—	—	—	(1,671,791)	(1,671,791)
Net decrease for the period ended September 30, 2020	(75,124)	(75)	(899,658)	(1,362,865)	(2,262,598)
Balances at September 30, 2020	2,164,650	$2,165	$28,887,103	$(2,031,360)	$26,857,908

Balances at June 30, 2020	2,188,275	$2,188	$29,200,524	$(2,953,020)	$26,249,692
Net investment income	—	—	—	532,989	532,989
Net realized gain on investment	—	—	—	4,898	4,898
Net unrealized appreciation on investments, net of taxes	—	—	—	920,127	920,127
Tax reclassifications of permanent differences	—	—	(6,375)	6,375	—
Common stock issued or subscribed	31,695	32	387,718	—	387,750
Repurchase of common stock	(55,320)	(55)	(694,764)	—	(694,819)
Distributions to stockholders	—	—	—	(542,729)	(542,729)
Net increase (decrease) for the period ended September 30, 2020	(23,625)	(23)	(313,421)	921,660	608,216
Balances at September 30, 2020	2,164,650	$2,165	$28,887,103	$(2,031,360)	$26,857,908

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net increase in net assets resulting from operations	$295,366	$1,516,869
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation on investments, net of taxes	774,400	(37,388)
Net realized (gains) losses on investments	585,099	(52)
Amortization of Net Loan Fees and discounts on investments	(57,016)	(52,863)
Amendment fees collected	1,858	631
Amortization of deferred debt issuance costs	75,160	44,654
Paid-in-kind interest and dividend income	(8,939)	(14,758)
Purchase of portfolio investments	(12,293,012)	(8,151,419)
Proceeds from principal payments on portfolio investments	4,200,695	2,441,591
Sale or redemption of portfolio investments	2,517,293	1,539,696
Changes in operating assets and liabilities:
Interest receivable	(36,754)	15,922
Due to advisor and affiliates	43,306	199,246
Receivable for investment sold	(129,521)	—
Payable for investments purchased	(4,316,624)	(721,286)
Other assets and liabilities	(46,301)	(81,242)
Net cash used in operating activities	(8,394,990)	(3,300,399)

Cash flows from financing activities
Net proceeds from issuance of common stock	779,242	5,704,891
Distributions paid to stockholders	(1,712,974)	(1,451,605)
Borrowings under revolving line of credit	8,750,000	7,075,000
Repayments under revolving line of credit	(6,000,000)	(7,925,000)
Repurchase of common stock	(1,019,097)	(315,229)
Payment of debt issuance costs	(50,000)	(50,780)
Net cash provided by financing activities	747,171	3,037,277

Net decrease in cash	(7,647,819)	(263,122)
Cash at beginning of period	8,814,578	1,250,296
Cash at end of period	$1,166,759	$987,174

Supplemental disclosure of cash flow information:
Amortization of deferred offering costs limited by investment advisor (see Note 3)	$245,680	$115,309
Cash paid for interest	860,597	243,587
Subscription receivable	48,500	—

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2020

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		8.50%	(L +7.50%)	12/19/2019	8/20/2024	$3,244,154	$3,213,584	$3,086,651	11.5%

A&A Transfer, LLC	Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		8.25%	(L +6.50%)	2/7/2020	2/7/2025	1,872,000	1,847,470	1,899,045	7.1
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +6.50%)	2/7/2020	2/7/2025	—	(4,130)	3,428	—
						1,872,000	1,843,340	1,902,473	7.1
BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		9.25%	(L +8.25%)	3/22/2018	3/1/2025	1,000,000	993,644	987,781	3.7

Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (6)		8.64%	(L +7.64%)	8/23/2017	8/23/2022	546,026	544,207	539,696	2.0
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +7.64%)	8/23/2017	8/23/2022	—	(152)	(932)	—
						546,026	544,055	538,764	2.0
Chemical Resources Holdings, Inc.	Custom Compounding of Purchased Resins
Senior Secured Loan (6)		9.22%	(L +7.72%)	1/25/2019	1/25/2024	1,256,850	1,245,615	1,267,231	4.7
Common Equity (168 units) (7) (13)				1/25/2019			166,469	227,000	0.8
						1,256,850	1,412,084	1,494,231	5.5
Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		8.66%	(L +8.50%)	6/6/2017	11/1/2025	1,447,640	1,403,489	1,338,863	5.0

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2020

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		8.50%	(L +7.50%)	3/27/2020	3/27/2024	$2,650	$2,650	$2,677	—%
Senior Secured Loan		12.00%	(L +11.00%)	3/27/2020	3/27/2025	3,522	3,054	3,566	—
Common Equity (1,362 units) (7)				3/27/2020			46,403	45,950	0.2
						6,172	52,107	52,193	0.2
Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		7.50%	(L +6.75%)	9/28/2018	2/2/2026	2,393,750	2,357,739	2,265,797	8.4

Davis Vision, Inc.	Direct Health and Medical Insurance Carriers
Senior Secured Loan		7.75%	(L +6.75%)	7/16/2018	12/1/2025	1,371,000	1,350,360	1,371,000	5.0

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Senior Secured Loan (6)		10.12%	(L +9.12%)	3/8/2018	11/20/2023	1,080,577	1,074,926	1,080,577	4.0
Common Equity (115 units) (7) (13)				3/8/2018			115,154	172,000	0.6
						1,080,577	1,190,080	1,252,577	4.6
DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan (9)		3.50%	(L +2.75%)	8/22/2017	8/15/2024	96,348	96,081	94,180	0.4
Senior Secured Loan		7.75%	(L +7.00%)	8/22/2017	8/15/2025	1,939,435	1,935,526	1,904,435	7.1
						2,035,783	2,031,607	1,998,615	7.5
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (2)		12.50% cash / 1.50% PIK	N/A	7/13/2017	1/13/2023	478,222	475,186	281,625	1.0
Common Equity (3,750 units) (7)				7/13/2017			37,500	—	—
						478,222	512,686	281,625	1.0
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	4/25/2024	1,000,000	987,038	1,000,000	3.8

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2020

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Hyland Software, Inc.	Software Publishers
Senior Secured Loan (9)		4.00%	(L +3.25%)	10/24/2018	7/1/2024	$21,788	$21,766	$21,729	0.1%
Senior Secured Loan		7.75%	(L +7.00%)	10/24/2018	7/7/2025	333,469	334,883	331,171	1.2
						355,257	356,649	352,900	1.3
Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		8.00%	(L +7.00%)	10/1/2018	10/1/2024	1,097,594	1,086,399	1,024,660	3.8
Senior Secured Loan (Revolver) (12)		8.00%	(Prime +7.00%)	10/1/2018	10/1/2024	31,250	30,000	29,173	0.1
						1,128,844	1,116,399	1,053,833	3.9
Institutional Shareholder Services Inc.	Administrative Management and General Management Consulting Services
Senior Secured Loan		8.72%	(L +8.50%)	3/4/2019	3/5/2027	1,068,750	1,042,955	1,034,896	4.0

McAfee, LLC (9)	Software Publishers
Senior Secured Loan		9.50%	(L +8.50%)	11/15/2019	9/29/2025	1,500,000	1,501,635	1,515,938	5.6

Milrose Consultants, LLC	Administrative Management and General Management Consulting Services
Senior Secured Loan (6)		7.74%	(L +6.74%)	7/16/2019	7/16/2025	3,333,333	3,311,539	3,312,867	12.3

Online Tech Stores, LLC (10)	Stationery and Office Supplies Merchant Wholesalers
Subordinated Loan		13.50% PIK	N/A	2/1/2018	8/1/2023	1,128,629	1,007,141	443,341	1.7

OnSite Care, PLLC	Home Health Care Services
Senior Secured Loan (6)		8.70%	(L +7.70%)	8/10/2018	8/10/2023	1,206,281	1,196,806	1,206,281	4.5

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		9.75%	(L +8.75%)	11/16/2017	6/30/2025	2,000,000	1,985,045	1,990,007	7.4

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2020

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		8.75%	(L +7.75%)	9/24/2018	5/1/2026	$2,000,000	$2,007,435	$1,927,370	7.2%

Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		8.90% cash / 1.50% PIK	(L +8.75%)	3/23/2018	3/23/2023	435,173	430,966	415,112	1.5
Common Equity (86 units) (7)				3/23/2018			85,714	61,000	0.2
						435,173	516,680	476,112	1.7
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		5.50%	(L +4.50%)	6/7/2017	5/26/2023	68,283	67,980	66,264	0.2
Senior Secured Loan		9.50%	(L +8.50%)	6/7/2017	11/26/2023	178,571	177,266	168,480	0.6
						246,854	245,246	234,744	0.8
Rocket Software, Inc.	Software Publishers
Senior Secured Loan		8.51%	(L +8.25%)	11/20/2018	11/28/2026	1,285,406	1,267,312	1,220,769	4.5

RPLF Holdings, LLC	Software Publishers
Common Equity (45,890 units) (7) (13)				1/17/2018			45,890	76,000	0.3

SourceHOV Tax, Inc. (6)	Other Accounting Services
Senior Secured Loan		7.87%	(L +6.37%)	3/16/2020	3/17/2025	2,306,306	2,290,893	2,352,432	8.8

Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,)	Child Day Care Services
Senior Secured Loan		8.47%	(L +8.25%)	7/26/2018	7/30/2026	704,000	698,865	667,765	2.5

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (9)		5.25%	(L +4.25%)	5/15/2018	12/11/2024	104,104	103,938	99,432	0.4
Senior Secured Loan		9.00%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,593,191	1,485,663	5.5
						1,697,324	1,697,129	1,585,095	5.9

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2020

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		9.75%	(L +8.75%)	12/22/2017	12/22/2022	$500,000	$497,785	$467,750	1.7%
Senior Secured Loan		9.75%	(L +8.75%)	2/14/2020	12/31/2020	166,667	165,958	155,917	0.6
Senior Secured Loan		8.00%	(L +7.00%)	7/18/2019	12/31/2020	333,333	332,960	313,700	1.2
Senior Secured Loan (Delayed Draw)		9.75%	(L +8.75%)	7/20/2018	12/22/2022	500,000	500,000	467,750	1.7
						1,500,000	1,496,703	1,405,117	5.2
Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan (9)		3.90%	(L +3.75%)	5/30/2017	4/22/2024	15,867	15,785	15,419	0.1
Senior Secured Loan		9.25%	(L +8.25%)	5/30/2017	4/21/2025	1,878,456	1,818,003	1,851,993	6.9
						1,894,323	1,833,788	1,867,412	7.0
TTG Healthcare, LLC	Diagnostic Imaging Centers
Senior Secured Loan		10.00%	(L +9.00%)	3/1/2019	3/1/2024	1,003,518	992,371	1,011,002	3.8
Preferred Equity (191 units) (7) (13)				3/1/2019			191,409	287,000	1.1
						1,003,518	1,183,780	1,298,002	4.9
Wastebuilt Environmental Solutions, LLC	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		10.25%	(L +8.75%)	10/11/2018	10/11/2024	1,500,000	1,478,861	1,157,477	4.3

Xperi (9)	Semiconductor and Related Device Manufacturing
Senior Secured Loan		4.15%	(L +4.00%)	6/1/2020	6/1/2025	98,750	90,637	96,487	0.4

Total Debt and Equity Investments						$44,124,922	$44,263,201	$42,845,416	159.5%

Structured Finance Note Investments
Monroe Capital MML CLO X, LTD.
Mezzanine bond - Class E		9.08% (14)	(L +8.85%)	8/7/2020	8/20/2031 (11)	862,500	798,975	797,320	3.0

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2020

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Park Avenue Institutional Advisers CLO 2017-1 – Class D
Mezzanine bond - Class D		6.48% (14)	(L +6.22%)	6/5/2020	11/14/2029 (11)	$100,000	$81,282	$89,149	0.3%

Regatta II Funding – Class DR2
Mezzanine bond - Class DR2		7.23% (14)	(L +6.95%)	6/5/2020	1/15/2029 (11)	800,000	684,902	719,593	2.7

Total Structured Finance Note Investments						$1,762,500	$1,565,159	$1,606,063	6.0%

Total Investments						$45,887,422	$45,828,360	$44,451,479	165.5%

(1)
Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Rule 6-03(f) of Regulation S-X or Rule 144 of the Securities Act.

(2)
The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of September 30, 2020:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.50%	14.00% or 12.50%	1.50%

(3)
Substantially all of the debt investments bear interest at rates determined by reference to LIBOR (L), and which are reset monthly or quarterly. For all variable-rate investments the schedule presents the spread over LIBOR and the interest rate as of September 30, 2020. All investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

(4)
Unless otherwise noted with footnote 9, fair value was determined using significant unobservable inputs for all of the Company's investments and are considered Level 3 under GAAP. See Note 5 for further details.

(5)
Not meaningful as there is no outstanding balance on the revolver. The Company earns unfunded commitment fees on undrawn revolving lines of credit balances, which are reported in fee income. The Company considers undrawn amounts in the determination of fair value on revolving lines of credit.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2020

(6)
The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of September 30, 2020:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
Carolina Lubes, Inc.	8.64%	8.25%	0.39%
Chemical Resources Holdings, Inc.	9.22%	7.50%	1.72%
DRS Imaging Services, LLC	10.12%	9.00%	1.12%
Milrose Consultants, LLC	7.74%	7.00%	0.74%
OnSite Care, PLLC	8.70%	7.25%	1.45%
SourceHOV Tax, Inc.	7.87%	7.00%	0.87%

(7)	Non-income producing.

(8)	Investments pledged as collateral under the PWB Credit Facility.

(9)	Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.

(10)	Investment was on non-accrual status as of September 30, 2020, meaning the Company has suspended recognition of all or a portion of income on the investment. See Note 4 for further details.

(11)
Maturity date represents the contractual maturity date of the Structured Finance Notes. Projected cash flows, including the projected amount and timing of terminal principal payments which may be projected to occur prior to contractual maturity date, were utilized in deriving the effective yield of the investments.

(12) Subject to unfunded commitments. See Note 6 for further details.
(13) All or portion of investment held by HPCI-MB, a wholly owned subsidiary subject to corporate income tax.
(14) The rate disclosed is the estimated effective yield, generally established at purchase and re-evaluated upon receipt of distributions, and based upon projected amounts and timing of future distributions and the projected amount and timing of terminal principal payments at the time of estimation. The estimated yield and investment cost may ultimately not be realized.

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
In addition, OFS Advisor serves as the investment adviser to OFS Capital, a publicly traded BDC with an investment strategy similar to that of the Company. OFS Advisor also serves as the investment adviser to OCCI, a non-diversified, externally managed, closed-end management investment company that is registered as an investment company under the 1940 Act and primarily invests in the equity tranche of CLOs.
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
On August 3, 2020, the Prior Dealer Manager Agreement was amended and restated to include the Dealer Manager as an additional dealer manager for the Offering. From August 3, 2020 through August 31, 2020, the Dealer Manager and IAA served as “co-dealer managers” and, effective September 1, 2020, IAA assigned and transferred all of IAA’s rights, obligations, interests and benefits under the Dealer Manager Agreement to the Dealer Manager.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Offering costs: Offering costs include legal, accounting, printing and other offering expenses pertaining to the preparation of the Offering; the related dealer-manager agreement; and other underwriting expenses, which include permissible due diligence reimbursements to the Dealer Manager and participating broker-dealers. Both the Investment Advisory Agreement and CIM Sub-Advisory Agreement (together, the "Advisory Agreements") limit the Company's liability for offering costs, and the related amortization expense, during the periods in which such limitations are operative; the Investment Advisory Agreement limited offering costs through August 3, 2020, and the CIM Sub-Advisory Agreement limits offering costs thereafter. See Expense Limitation Agreements and Contractual Issuer Expenses, below, and Note 3.
Expense Limitation Agreements and Contractual Issuer Expenses: The Company benefits from the following expense limitation agreements with the Advisors: (i) portions of the Advisory Agreements, which limit offering costs as well as certain Contractual Issuer Expenses, and (ii) the Prior Expense Support Agreement and the Expense Support Agreement (together, the "ESAs"), which limit all other operating expenses; the Prior Expense Support Agreement was in effect through August 3, 2020, with the Expense Support Agreement effective thereafter. See Note 3.
Advisory Agreements
The Advisory Agreements contain provisions limiting the Company's obligation to recognize and pay (i) offering costs and (ii) other contractually-defined costs pertaining to the Offering, including (a) costs associated with technology integration between the Company’s systems and those of its participating broker-dealers; (b) permissible due diligence reimbursements, marketing expenses, which includes development of marketing materials and marketing presentations, training and educational meetings, and generally coordinating the marketing process for the Company; and (c) the salaries and direct expenses of the Advisors' employees, employees of their affiliates and others while engaged in organization, offering, and these other contractually-defined activities.
The Company recognizes a reimbursement liability for expenses limited under the Advisory Agreements as the substantive conditions for incurrence of the liability—specifically, the sale of shares, the proceeds of which may be used to pay the Advisors for unreimbursed costs—become satisfied. Any such reimbursement by the Company will be allocated first to reimburse any reimbursable expenses incurred by OFS Advisor or its affiliates that are eligible for reimbursement pursuant to the Investment Advisory Agreement, followed by reimbursement to CIM Capital pursuant to the CIM Sub-Advisory Agreement.
Expense Support Agreements
During the periods in which each ESA is in effect, each ESA limits all other operating expenses not separately limited under the Advisory Agreements, such that no portion of the Company’s distributions to stockholders will be paid from its Offering proceeds, and provides for expense reduction payments from the Advisors to the Company in any quarterly period in which the Company’s cumulative distributions to stockholders exceeds its cumulative distributable ordinary income and net realized gains ("Cumulative Taxable Income"). Cumulative distributions to stockholders may exceed Cumulative Taxable Income to the extent of cumulative tax-basis return-of-capital distributions received by the Company from its investments without resulting in an expense limitation payment from the Advisors.

The ESAs provide for reimbursement of expense reduction payments ("Reimbursement Payments") by the Company to the Advisors; however, such liability shall only accrue (i) to the extent they do not cause the then-current annualized year-to-date and quarterly "Other Operating Expense Ratio" (defined below) to exceed such ratios for the annual and quarterly periods, respectively, for which the Company will reimburse the Advisors, and (ii) if the then-current annualized rate of distribution per share equals or exceeds the annualized rate of distribution per share of the supported period for which the Company will reimburse the Advisors. The Other Operating Expense Ratio is defined as total operating expenses reported in the statement of operations excluding interest expense, management fees, incentive fees, organization cost, amortization of deferred offering costs, and Contractual Issuer Expenses as a percentage of net assets. The Advisors will not be entitled to reimbursement (i) if the Other Operating Expenses Ratio at the time of reimbursement, after consideration of the impact of reimbursement on such ratio, exceeds the Other Operating Expenses Ratio in effect at the time the expenses were reimbursed or (ii) if our current distribution rate is lower than the distribution rate for the period the expenses will be reimbursed. Any such reimbursement by the Company will be allocated first to reimburse any reimbursable expenses incurred by OFS Advisor or its affiliates that are eligible for reimbursement pursuant to the Prior Expense Support Agreement, followed by reimbursement to CIM Capital pursuant to the Expense Support Agreement.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

contract. This ASU was effective upon the issuance and its optional relief can be applied through December 31, 2022. The Company will consider this optional guidance prospectively, if applicable.
Note 3. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to an Investment Advisory Agreement, which became effective on August 30, 2016, when the Company satisfied the Minimum Offering Requirement. Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis. OFS Advisor is a subsidiary of OFSAM and a registered investment advisor under the Advisers Act.
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to CLO funds and other companies, including OFS Capital and OCCI.
OFS Advisor receives fees for providing services, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.25% and based on the average value of the Company’s total assets (other than cash, but including assets purchased with borrowed amounts and assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gain Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation).
The Investment Advisory Agreement was originally approved for a period of two years from August 30, 2016 to August 30, 2018 and, unless terminated earlier as described below, will remain in effect from year-to-year upon annual approval by the Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the Company’s directors who are not “interested persons” as defined in the 1940 Act. On April 2, 2020, the Board approved the continuation of the Investment Advisory Agreement. The Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, and may be terminated by the Company or OFS Advisor without penalty upon not less than 60 days written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days written notice.
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

Dealer Manager Agreement: Pursuant to the Dealer Manager Agreement, the Dealer Manager, an affiliate of the Company, OFS Advisor and CIM Capital, provides certain sales, promotional and marketing services to the Company in connection with the Offering. The Company pays the Dealer Manager an aggregate dealer manager fee of 3.0% of the gross proceeds from sales of the Offering.
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
Equity Ownership: As of September 30, 2020, affiliates of OFS Advisor held 74,084 shares of common stock, which is approximately 3% of the Company's outstanding shares of common stock.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Distributions paid to affiliates and expenses recognized under agreements with the Advisors, the Dealer Manager and OFS Services for the three and nine months ended September 30, 2020 and 2019 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Base management fees	$135,497	$100,333	$400,894	$291,374
Incentive fees	72,366	48,938	213,843	127,004
Administration fees	242,737	175,533	644,478	502,571
Dealer manager fees	1,500	—	1,500	—
Reimbursements of organizational, offering and Contractual Issuer Expenses	6,375	28,560	13,560	89,578
Distributions paid to affiliates	18,380	19,447	55,896	58,341
Expense Limitation Agreements: The Advisory Agreements and ESAs limit the Company's incurred expenses. The Advisory Agreements and the ESAs are substantively identical in their terms and conditions with respect to expense limitation support provided to the Company. Expense limitations prior to August 3, 2020, were provided by OFS Advisor and expense limitations on or after August 3, 2020, are provided by CIM Capital. Expense limitations provided under the Advisory Agreements and ESAs for the three and nine months ended September 30, 2020 and 2019, are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net offering costs and Contractual Issuer Expenses limitations under the Advisory Agreements	$75,451	$23,463	$237,369	$32,440
Operating expense limitations under the ESAs	452,480	231,737	1,212,358	743,131
Net expense limitations under agreements with the Advisors	$527,931	$255,200	$1,449,727	$775,571
The Company is conditionally obligated to reimburse the Advisors for aggregate expense support provided of $4,559,180 and $4,167,383 at September 30, 2020 and December 31, 2019, respectively, as presented below:

	September 30, 2020	December 31, 2019
Unreimbursed costs under the Advisory Agreements:
Offering costs:
Unamortized as of period end	$131,193	$167,776
Amortized as of period end	573,678	418,283
Contractual Issuer Expenses	43,368	77,476
Total unreimbursed costs under the Advisory Agreements	748,239	663,535
Unreimbursed operating expense support under the ESAs	3,810,941	3,503,848
Total conditional reimbursement obligation under expense limitation agreements with the Advisors	$4,559,180	$4,167,383

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Offering Costs and Contractual Issuer Expense Limitations: The Company is conditionally liable for offering costs and Contractual Issuer Expenses that the Advisors have incurred on its behalf under the terms of the Advisory Agreements. The Advisory Agreements entitle the Advisors to receive up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid have been recovered. Offering expenses and Contractual Issuer Expenses incurred by the Advisors will be eligible for reimbursement for three years from the date incurred. Unreimbursed offering costs and Contractual Issuer Expenses subject to conditional reimbursement as of September 30, 2020, are summarized below:

Period incurred	Unreimbursed Total	Expiration of reimbursement eligibility (1)
Three months ended December 31, 2017	$79,120	December 31, 2020
Three months ended March 31, 2018	49,363	March 31, 2021
Three months ended June 30, 2018	50,109	June 30, 20221
Three months ended September 30, 2018	26,413	September 30, 2021
Three months ended December 31, 2018	23,452	December 31, 2021
Year ended December 31, 2019	305,436	December 31, 2022
Nine months ended September 30, 2020	214,346	September 30, 2023
Total unreimbursed offering costs and Contractual Issuer Expenses	$748,239
(1) Expenses are pooled monthly for the determination of their reimbursement expiration date and are summarized into quarterly, yearly and year-to-date pools for presentation purposes. Expirations of reimbursement eligibility for portions of each pool occurs at each month-end within the periods presented above.
Expense Support Agreement: Unreimbursed support for operating expenses provided under the ESAs and subject to conditional reimbursement as of September 30, 2020, is summarized below:

		Other Operating Expense Ratio
Supported period	Amount of expense limitation	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share (1)	Expiration of reimbursement eligibility
Three months ended December 31, 2017	$316,379	8.1%	18.1%	7.0%	December 31, 2020
Three months ended March 31, 2018	369,270	10.1%	7.2%	7.0%	March 31, 2021
Three months ended June 30, 2018	320,732	8.2%	7.2%	7.0%	June 30, 2021
Three months ended September 30, 2018	275,339	6.9%	7.2%	7.0%	September 30, 2021
Three months ended December 31, 2018	188,188	5.3%	7.2%	7.0%	December 31, 2021
Three months ended March 31, 2019	272,547	6.1%	5.5%	7.0%	March 31, 2022
Three months ended June 30, 2019	238,847	5.7%	5.5%	7.0%	June 30, 2022
Three months ended September 30, 2019	231,737	5.1%	5.5%	7.1%	September 30, 2022
Three months ended December 31, 2019	385,544	4.9%	5.5%	7.2%	December 31, 2022
Three months ended March 31, 2020	334,160	5.9%	n/m(2)	7.2%	March 31, 2023
Three months ended June 30, 2020	425,718	6.1%	n/m(2)	7.2%	June 30, 2023
Three months ended September 30, 2020	452,480	6.7%	n/m(2)	7.2%	September 30, 2023
Total unreimbursed operating expense limitations provided under the ESAs	$3,810,941

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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Amounts Due to OFS Advisor and its Affiliates: Amounts due to OFS Advisor and its affiliates of $150,330 and $107,024 reported in the consolidated statements of assets and liabilities as of September 30, 2020 and December 31, 2019, respectively, represent amounts payable under the Advisory Agreements and Administration Agreement net of amounts receivable under the ESAs.
Note 4. Investments
As of September 30, 2020, the Company had loans to 33 portfolio companies, of which 98% were senior secured loans and 2% were subordinated loans, at fair value, as well as common and preferred equity investments in seven of these portfolio companies. The Company also held only equity in one portfolio company in which it did not hold a debt investment and three Structured Finance Note investments. At September 30, 2020, investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments (1)	$42,092,335	91.9%	156.6%	$41,251,500	92.9%	153.5%
Subordinated debt investments	1,482,327	3.2	5.5	724,966	1.6	2.7
Preferred equity investments	191,409	0.4	0.7	287,000	0.6	1.1
Common equity investments	497,130	1.1	1.9	581,950	1.3	2.2
Total debt and equity investments	$44,263,201	96.6%	164.7%	$42,845,416	96.4%	159.5%
Structured Finance Notes	1,565,159	3.4	5.8	1,606,063	3.6	6.0
Total investments	$45,828,360	100.0%	170.5%	$44,451,479	100.0%	165.5%
(1) Includes debt investments, typically referred to as unitranche, in which we have entered into contractual arrangements with co-lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. Amortized cost and fair value of these investments were $9,663,986 and $9,759,084, respectively.
At September 30, 2020, all of the Company’s debt and equity investments were domiciled in the United States, while its Structured Finance Notes were domiciled in the Cayman Islands. Structured Finance Notes generally hold underling portfolios of investments in companies domiciled in the United States of America. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$2,357,739	5.1%	8.8%	$2,265,797	5.1%	8.4%
Arts, Entertainment, and Recreation
All Other Amusement and Recreation Industries	1,496,703	3.3	5.6	1,405,117	3.2	5.2
Construction
Plumbing, Heating, and Air-Conditioning Contractors	516,680	1.1	1.9	476,112	1.1	1.7
Finance and Insurance
Direct Health and Medical Insurance Carriers	1,350,360	2.9	5.0	1,371,000	3.1	5.1
Insurance Agencies and Brokerages	1,403,489	3.1	5.2	1,338,863	3.0	5.0
Health Care and Social Assistance
Child Day Care Services	698,865	1.5	2.6	667,765	1.5	2.5
Diagnostic Imaging Centers	1,183,780	2.6	4.4	1,298,002	2.9	4.9
Home Health Care Services	2,183,844	4.8	8.1	2,206,281	5.0	8.2
Offices of Physicians, Mental Health Specialists	2,031,607	4.4	7.6	1,998,615	4.5	7.5

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Outpatient Mental Health and Substance Abuse Centers	$993,644	2.2%	3.7%	$987,781	2.2%	3.7%
Information
Data Processing, Hosting, and Related Services	1,190,080	2.6	4.4	1,252,577	2.8	4.6
Software Publishers	3,171,487	6.9	11.8	3,165,607	7.1	11.7
Manufacturing
Commercial Printing (except Screen and Books)	245,246	0.5	0.9	234,744	0.5	0.8
Custom Compounding of Purchased Resins	1,412,084	3.1	5.3	1,494,231	3.4	5.6
Semiconductor and Related Device Manufacturing	90,637	0.2	0.3	96,487	0.2	0.4
Truck Trailer Manufacturing	1,833,788	4.0	6.8	1,867,412	4.2	7.0
Unlaminated Plastics Profile Shape Manufacturing	2,007,435	4.4	7.5	1,927,370	4.3	7.2
Other Services (except Public Administration)
Automotive Oil Change and Lubrication Shops	544,055	1.2	2.0	538,764	1.2	2.0
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	4,354,494	9.6	16.2	4,347,764	9.8	16.2
Other Accounting Services	2,290,893	5.0	8.5	2,352,432	5.3	8.8
Other Computer Related Services	1,116,399	2.4	4.2	1,053,833	2.4	3.9
Public Administration
Other Justice, Public Order, and Safety Activities	52,107	0.1	0.2	52,193	0.1	0.2
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	1,985,045	4.3	7.4	1,990,007	4.5	7.4
Shoe Store	512,686	1.1	1.9	281,625	0.6	1.0
Wholesale Trade
Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers	1,843,340	4.0	6.9	1,902,473	4.3	7.1
Industrial Machinery and Equipment Merchant Wholesalers	1,697,129	3.7	6.3	1,585,095	3.6	5.9
Industrial Supplies Merchant Wholesalers	1,478,861	3.2	5.5	1,157,477	2.6	4.3
Motor Vehicle Parts (Used) Merchant Wholesalers	3,213,583	7.1	12.0	3,086,651	6.9	11.5
Stationery and Office Supplies Merchant Wholesalers	1,007,141	2.2	3.7	443,341	1.0	1.7
Total debt and equity investments	$44,263,201	96.6%	164.7%	$42,845,416	96.4%	159.5%
Structured Finance Notes	1,565,159	3.4	5.8	1,606,063	3.6	6.0
Total investments	$45,828,360	100.0%	170.6%	$44,451,479	100.0%	165.5%
As of December 31, 2019, the Company had loans to 33 portfolio companies, of which 96% were senior secured loans and 4% were subordinated loans, at fair value, as well as equity investments in five of these portfolio companies. The Company also

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. At September 30, 2020, the aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $1,007,141 and $443,341, respectively, and $577,810 and $32,579, respectively, at December 31, 2019.
On March 27, 2020, the Company's debt investments in Constellis Holdings, LLC were restructured, pursuant to which the Company converted its non-accrual debt investments into two new debt investments and 1,362 shares of common equity. The cost and fair value of debt investments received were $6,174 and $6,172, respectively, and the cost and fair value of the shares of common equity received were $46,403 and $46,410, respectively. For the nine months ended September 30, 2020, the Company recognized a realized loss of $526,444 on the restructuring, which was fully recognized as an unrealized loss as of December 31, 2019.
Note 5. Fair Value of Financial Instruments
The Company’s investments are valued as determined by the Board. These fair values are determined in accordance with a documented valuation policy and a consistently applied valuation process.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. Senior securities with a fair value of $114,851 and $114,851 were transferred from Level 3 to Level 2 during the three and nine months ended September 30, 2020, respectively. Senior securities with a fair value of $0 and $3,927,041 were transferred from Level 3 to Level 2 during the three and nine months ended September 30, 2019, respectively.
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded. The Company’s investments are subject to market risk, which is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.
The following tables present the Company's investment portfolio measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

Security	Level 1	Level 2	Level 3	Fair Value at September 30, 2020
Debt investments	$—	$1,843,185	$40,133,281	$41,976,466
Equity investments	—	—	868,950	868,950
Structured Finance Notes	—	—	1,606,063	1,606,063
	$—	$1,843,185	$42,608,294	$44,451,479

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2019
Debt investments	$—	$3,360,575	$35,977,667	$39,338,242
Equity investments	—	—	786,681	786,681
	$—	$3,360,575	$36,764,348	$40,124,923

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The following tables provide quantitative information about valuation techniques and the Company’s significant inputs to the Company’s Level 3 fair value measurements as of September 30, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at September 30, 2020	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$39,402,072	Discounted cash flow	Discount rates	7.01% - 24.42% (10.19%)
Senior secured	6,243	Market approach	EBITDA multiples	8.00x - 8.00x (8.00x)
Subordinated	724,966	Market approach	EBITDA multiples	3.87x - 7.50x (6.09x)

Structured Finance Notes(3):
Mezzanine debt	1,606,063	Discounted cash flow	Discount rates	8.60% - 10.50% (9.79%)
			Constant Default Rate(1)	0.00% - 2.00% (1.01%)
			Constant Default Rate(2)	3.00% - 3.00% (3.00%)
			Recovery Rate	60.00% - 60.00% (60.00%)
Equity investments:
Preferred equity	287,000	Market approach	EBITDA multiples	7.50x - 7.50x (7.50x)
Common equity and warrants	581,950	Market approach	EBITDA multiples	3.75x - 9.00x (6.47x)

	$42,608,294
(1) Constant default rates for the next nine months.
(2) Constant default rates for the nine months following the next nine months.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.
The following tables present changes in the investment measured at fair value using Level 3 inputs for the nine months ended September 30, 2020 and 2019:

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Structured Finance Notes	Total
Level 3 assets, January 1, 2020	$34,592,771	$1,384,896	$201,006	$585,675	$—	$36,764,348
Net unrealized appreciation (depreciation) on investments	(114,953)	(663,445)	85,994	(50,128)	40,903	(701,629)
Net realized loss on investments	(572,253)	—	—	—	—	(572,253)
Amortization of Net Loan Fees	68,022	705	—	—	15,348	84,075
Paid-in-kind interest income	4,937	4,002	—	—	—	8,939
Proceeds from principal payments on portfolio investments	(4,197,505)	—	—	—	—	(4,197,505)
Sale of portfolio investments	(800,983)	—	—	—	—	(800,983)
Purchase of portfolio investments	10,590,200	—	—	—	1,549,812	12,140,012
Conversion from debt investment to equity investment (Note 4)	(46,403)	—	—	46,403	—	—
Amendment fees collected	(667)	(1,192)	—	—	—	(1,859)
Transfers out of Level 3	(114,851)	—	—	—		(114,851)
Level 3 assets, September 30, 2020	$39,408,315	$724,966	$287,000	$581,950	$1,606,063	$42,608,294

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Total
Level 3 assets, January 1, 2019	$26,391,677	$1,450,840	$—	$258,984	$28,101,501
Net unrealized appreciation (depreciation) on investments	(149,978)	(17,302)	6,591	214,778	54,089
Net realized gain on investments	52	—	—	—	52
Amortization of Net Loan Fees	46,085	3,349	—	—	49,434
Paid-in-kind interest and dividend income	3,516	11,242	—	—	14,758
Proceeds from principal payments on portfolio investments	(2,441,591)	—	—	—	(2,441,591)
Sale or redemption of portfolio investments	(1,539,696)	—	—	—	(1,539,696)
Purchase of portfolio investments	7,793,541	—	191,409	166,469	8,151,419
Transfers out of Level 3	(3,927,041)	—	—	—	(3,927,041)
Level 3 assets, September 30, 2019	$26,176,565	$1,448,129	$198,000	$640,231	$28,462,925

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the nine months ended September 30, 2020 and 2019, attributable to the Company’s assets still held at those respective period ends was as follows:

	Period ended September 30,
	2020	2019
Senior secured debt investments	$(682,959)	$(172,081)
Subordinated debt investments	(663,445)	(17,302)
Preferred equity	85,994	6,591
Common equity	(49,897)	214,778
Structured Finance Notes	40,903	—
Net unrealized appreciation (depreciation) on investments held	$(1,269,404)	$31,986
Other Financial Assets and Liabilities
The Company provides disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments, such as cash, receivables and payables, approximate the fair value of such items due to the short maturity of such instruments. The PWB Credit Facility is a variable rate instrument and fair value approximates book value as of September 30, 2020 and December 31, 2019.
The following tables present the fair value measurements of the Company's debt and indicate the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of September 30, 2020 and December 31, 2019:

	September 30, 2020
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$2,750,000	$2,750,000
Unsecured Note	—	—	15,634,037	15,634,037
Total debt, at fair value	$—	$—	$18,384,037	$18,384,037

	December 31, 2019
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$—	$—
Unsecured Note	—	—	14,641,555	14,641,555
Total debt, at fair value	$—	$—	$14,641,555	$14,641,555
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

The following table sets forth the carrying values and fair values of the Company’s debt as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020		As of December 31, 2019
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
PWB Credit Facility	$2,750,000	$2,750,000	$—	$—
Unsecured Note	14,695,801	15,634,037	14,696,550	14,641,555
Total debt	$17,445,801	$18,384,037	$14,696,550	$14,641,555
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 6. Commitments and Contingencies
The Company has the following unfunded commitments to portfolio companies as of September 30, 2020 and December 31, 2019, respectively:

Name of Portfolio Company	Investment Type	September 30, 2020	December 31, 2019
A&A Transfer, LLC	Senior Secured Loan (Revolver)	$237,303	$—
Carolina Lubes, Inc.	Senior Secured Loan (Revolver)	80,357	80,357
Inergex Holdings, LLC	Senior Secured Loan (Revolver)	156,250	62,500
		$473,910	$142,857
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2020.
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnification. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. The Company believes the risk of any material obligation under these indemnifications to be low.
Note 7. Borrowings
PWB Credit Facility: The Company has a $10.0 million credit commitment under its PWB Credit Facility, maturing February 28, 2021, of which $2.8 million was drawn as of September 30, 2020. The effective interest rate on the PWB Credit Facility was 6.20% at September 30, 2020. The unfunded commitment under the PWB Credit Facility was $7.2 million as of September 30, 2020 and is available, subject to a borrowing base and other covenants. All investments are pledged as collateral under the PWB Credit Facility.
Unsecured Note: As of September 30, 2020, the Company's Unsecured Note had an aggregate outstanding principal of $15.0 million. The Unsecured Note has a fixed interest rate of 6.50% and is due on November 27, 2024. The effective interest rate on the Unsecured Note was 6.99% at September 30, 2020.
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
The Company's interest expense, average outstanding borrowing and weighted average interest expense on the Company's debt are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
PWB Credit Facility	$40,587	$88,033	$155,297	$287,052
Unsecured Note	262,187	—	780,503	—
Total interest expense (1)	$302,774	$88,033	$935,800	$287,052

Average dollar borrowings	$16,684,239	$4,315,761	$17,513,686	$4,723,443
Weighted average interest rate	6.91%	8.16%	6.88%	8.10%
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
The Company records reclassifications to its capital accounts for permanent and temporary differences between the GAAP and tax treatment of components of income and the bases of assets and liabilities.
The tax-basis of portfolio investments and net unrealized appreciation (depreciation) on investments did not materially differ from their GAAP basis as of September 30, 2020 and December 31, 2019, respectively.
For further information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
Note 9. Financial Highlights
The following is a schedule of financial highlights for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Per share operating performance:
Net asset value per share at beginning of period	$12.00	$13.24	$13.00	$13.00
Net investment income (6)	0.24	0.25	0.74	0.74
Net realized loss on non-control/non-affiliate investments (6)	—	—	(0.26)	—
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments, net of taxes (6)	0.42	(0.18)	(0.35)	0.02
Total from investment operations	0.66	0.07	0.13	0.76
Distributions (1)	(0.25)	(0.26)	(0.75)	(0.78)
Issuance of common stock (2) (6)	—	—	0.03	0.07
Net asset value per share at end of period	$12.41	$13.05	$12.41	$13.05
Total return based on net asset value (3)(8)	5.5%	0.5%	1.5%	6.5%
Shares outstanding or subscribed at end of period	2,164,650	2,220,910	2,164,650	2,220,910
Weighted average shares outstanding or subscribed	2,203,227	2,147,688	2,225,957	1,994,994
Ratio/Supplemental Data
Average net asset value (4)	$26,553,800	$28,340,947	$27,246,418	$26,518,454
Net asset value at end of period	$26,857,908	$28,975,358	$26,857,908	$28,975,358
Net investment income	$532,989	$536,140	$1,654,865	$1,479,429
Ratio of total net operating expenses to average net assets (5)	7.6%	5.7%	7.8%	5.9%
Ratio of net investment income to average net assets (5)	8.0%	7.6%	8.1%	7.4%
Portfolio turnover (7)	0.8%	3.0%	15.9%	13.0%

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

(2)
The issuance of common stock on a per share basis reflects the incremental net asset value change as a result of the issuance of common stock shares in the Company’s continuous public offering and the dilutive or anti-dilutive impact from significant changes in weighted-average shares outstanding during the period.

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
Note 10. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued or subscribed in the Offering during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020		2019
	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	66,483	$903,992	425,953	$5,973,635
Commissions and dealer manager fees	—	(76,250)	—	(390,780)
Dealer manager fees paid by OFS Advisor	—	—	—	122,036
Net proceeds to the Company	66,483	$827,742	425,953	$5,704,891
From May 19, 2017 through June 30, 2019, OFS Advisor paid the dealer manager fee on sales of shares of the Company's common stock in the Offering. Payments of dealer manager fees by OFS Advisor were not subject to reimbursement by the Company. The Company has agreed to pay the dealer manager fees on sales of shares of our common stock in the Offering subsequent to June 30, 2019.
Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the nine months ended September 30, 2020 and 2019. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount	Cash Distribution
Nine Months Ended September 30, 2019
January 29, 2019	January 29, 2019, February 26, 2019 and March 27, 2019	April 15, 2019	$0.0875	$489,716
April 26, 2019	April 26, 2019, May 29, 2019 and June 26, 2019	July 15, 2019	0.0875	514,645
July 29, 2019	July 29, 2019, August 28, 2019 and September 26, 2019	October 15, 2019	0.0875	564,698
Nine Months Ended September 30, 2020
January 29, 2020	January 29, 2020, February 26, 2020 and March 27, 2020	April 15, 2020	$0.0875	$589,261
April 28, 2020	April 28, 2020	July 15, 2020	0.0825	182,996
May 27, 2020	May 27, 2020	July 15, 2020	0.0792	177,251
June 25, 2020	June 26, 2020	July 15, 2020	0.0822	179,554
July 28, 2020	July 29, 2020	October 15, 2020	0.0810	177,250
August 26, 2020	August 27, 2020	October 15, 2020	0.0825	182,672
September 25, 2020	September 28, 2020	October 15, 2020	0.0846	182,807
The per share distribution amount was $0.7545 and $0.7875 for the nine months ended September 30, 2020 and September 30, 2019, respectively.
The above distributions were funded, in part, through the reimbursement of certain operating expenses by the Advisors under the ESAs. The ESAs are designed to ensure no portion of the Company's distribution to stockholders will be paid from Offering proceeds, and will provide for expense reduction payments to the Company in any quarterly period in which the Company's cumulative distributions to stockholders exceeds the Company's cumulative ICTI and net realized gains. The ESAs may be terminated by the Advisors, without payment of any penalty, with or without notice to the Company.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Repurchases of Shares
The following table summarizes the common stock repurchases by the Company as of September 30, 2020:

	Number of Shares	Amount
November 6, 2018 through December 31, 2018	18,425	$243,030
January 1, 2019 through April 5, 2019 (1)	7,407	98,296
April 6, 2019 through June 30, 2019	9,029	119,821
July 1, 2019 through September 30, 2019	7,407	97,111
October 1, 2019 through December 31, 2019	15,597	204,317
January 1, 2020 through April 3, 2020 (2)	32,622	364,383
April 4, 2020 through June 30, 2020	53,665	654,713
July 1, 2020 through September 30, 2020	55,320	694,819
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
Note 11. Subsequent Events Not Disclosed Elsewhere
As of September 30, 2020, the Company's subscription receivable in prepaid expenses and other assets of $48,500 was subsequently settled on October 5, 2020.
Subsequent to September 30, 2020, the Company sold an additional 11,060 common shares for additional net proceeds of $140,650.
On October 27, 2020, the Board declared a distribution of $0.0846 per common share, which represents a 7.2% distribution yield, payable on January 15, 2021, to stockholders of record on October 28, 2020.
On November 10, 2020, the Board approved a tender offer, commencing on November 30, 2020, to purchase 2.5% of the weighted average number of shares of the outstanding Common Stock for the trailing 12-month period ending September 30, 2020.
COVID-19
The Company evaluated events subsequent to September 30, 2020 through November 12, 2020. On March 11, 2020, the World Health Organization declared the novel coronavirus as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to the COVID-19 pandemic. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The COVID-19 pandemic and the preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions, and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. The outbreak could have a continued adverse impact on economic and market conditions on a global scale. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic. Nevertheless, the ongoing COVID-19 pandemic presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Further, the operational and financial performance of the portfolio companies in which the Company makes investments have been, and may continue to be, significantly impacted by the COVID-19 pandemic, which in turn has, and may continue to have, an impact on the valuation of the Company’s investments.
Accordingly, the Company cannot predict the full extent to which its business, financial condition, results of operations and cash flows will be affected at this time. The potential impact to the Company’s results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic and the

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
Overview
Key performance metrics are presented below:

	September 30, 2020	December 31, 2019
Net asset value per common share	$12.41	$13.00

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net investment income per common share	$0.24	$0.25	$0.74	$0.74
Net increase in net assets resulting from operations per common share	0.66	0.07	0.13	0.76
Distributions declared per common share	0.25	0.26	0.75	0.78
Our portfolio experienced net gains of $925,025, or $0.42 per share, during the three months ended September 30, 2020, principally due to the return of liquidity to the broadly syndicated loan market and tighter credit spreads in the underlying market. Net investment income per share remained consistent compared to the corresponding prior year quarter. Weighted average yield on debt and Structured Finance Notes for the three months ended September 30, 2020 declined to 8.96% from 10.99% in the quarter ending September 30, 2019, primarily due to the decrease in LIBOR and the placement of our loan to Online Tech Stores, LLC on non-accrual status. However, our weighted average interest costs decreased to 6.91% from 8.16% due to the issuance of the Unsecured Note and the decrease in Prime Rate.
Since OFS Advisor implemented its business continuity plan in mid-March 2020, the entire team has effectively transitioned to remote work and we are currently capable of maintaining our normal functionality to complete our operational requirements.
We are actively monitoring our portfolio companies throughout this period of economic uncertainty, including assessing our portfolio companies' operational and liquidity outlook. During the quarter, portfolio companies paid down credit commitments of $299,803. As of September 30, 2020, we had unfunded commitments of $473,910 to three portfolio companies. Also, all of our performing loans as of June 30, 2020 satisfied their third quarter 2020 interest payments. We believe new loan activity in the market in which we operate is below historical levels and we observed a decrease in origination and underwriting activity during the second and third quarters; however, the number of deals currently being reviewed and evaluated has increased to its highest level since the beginning of the COVID-19 pandemic. During the three months ended September 30, 2020, we purchased one Structured Finance Note for an aggregate cost of $797,812, and completed a $1,323,333 million follow-on investment in a portfolio company.
At September 30, 2020, our asset coverage ratio was 251% and we remained in compliance with all applicable financial covenant thresholds under our outstanding debt and our minimum asset coverage requirement under the 1940 Act. As of September 30, 2020, we had an unfunded commitment of $7.2 million under our PWB Credit Facility. Based on fair values and equity capital at September 30, 2020, we could access our entire commitment under the PWB Credit Facility and have an asset coverage ratio of 207%. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and selectively deploy capital in new investment opportunities in this challenging environment.
On October 27, 2020, our Board declared a distribution of $0.0846 per common share, payable on January 15, 2021, to stockholders of record on October 28, 2020.
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
We are also subject to financial risks, including changes in market interest rates. As of September 30, 2020, approximately $43 million (principal amount) of our debt investments bore interest at variable rates, which are generally LIBOR-based, and many of which are subject to reference-rate floors. In connection with the COVID-19 pandemic, and primarily during the second quarter of 2020, the U.S. Federal Reserve and other central banks reduced certain interest rates and LIBOR decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on our portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities indexed to LIBOR. As of September 30, 2020, the majority of our variable rate debt investments are subject to the base rate floor, partially mitigating the impact of the recent decrease in LIBOR on our gross investment income.
We will continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impact of the COVID-19 pandemic on our financial condition, results of operations or cash flows in the future. However, to the extent our portfolio companies continue to be adversely impacted by the COVID-19 pandemic, our future net investment income, financial condition, results of operations and the fair value of our portfolio investments may be materially adversely impacted.
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

•
The CIM Sub-Advisory Agreement with CIM Capital, an affiliate of OFS Advisor, to assist OFS Advisor with the management of our activities and operations. See "Item 1. Financial Statements –– Notes to Financial Statements – Note 2 and Note 3."

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

•
Expense Limitation Agreements: OFS Advisor, and effective August 3, 2020, CIM Capital, limit the Company's incurred expenses under two agreements: (1) the Investment Advisory Agreement, which contains provisions limiting organization and offering costs, and Contractual Issuer Expenses; and (2) an Expense Support Agreement, which limits all other operating expenses. Both agreements contain conditions under which we may become obligated to reimburse OFS Advisor or CIM Capital for expense limitations provided thereunder. See "Item 1. Financial Statements – Notes to Financial Statements – Note 2 and Note 3."

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
Fair value estimates. Our approach to fair value estimates was significantly adjusted in response to the economic uncertainty associated with the spread of the COVID-19 pandemic. Our use of NBIP includes an assessment of whether a sufficient number of market quotations are available or whether a sufficient number of indicative prices from pricing services or brokers or dealers have been received, and whether the depth of the markets from which those quotes were received is sufficient to transact at those prices in amounts approximating our positions in such assets. Moreover, these assessments are generally based on a 90-day moving average of our depth and liquidity metrics. The 90-day moving average generally counters the effects of intermittent quoting activity observed at month- and quarter-ends, irregular quoting activity that tends to artificially inflate our market depth and liquidity metrics. We observed significant declines in market liquidity beginning in the middle of March 2020 and concluded the 90-day moving average was not representative of current market conditions given the significant market dislocation during this period. Accordingly, we adjusted our depth and liquidity assessment to one based on a 5-day moving average of the metrics in our liquidity assessments as of March 31, 2020, and partially reverted, utilizing a 60-day moving average, in our September 30, 2020, assessments, as liquidity continued to return to the loan market. One measure of liquidity in the broadly syndicated loan market is the average bid-ask spread on the Refinitiv Market Overall (North America) Loan Index which narrowed to 1.53 points at September 30, 2020, from 3.41 points at March 31, 2020, but has not yet returned to its long-term historic average of 1.0. These changes to our depth and liquidity metrics, as well as changes in the level of the metrics themselves, led to the transfer of two instruments with an aggregate amortized cost and fair value of $119,723 and $114,851, respectively, from a fair value estimate based on models and Level 3 inputs to estimates based on Level 2 NBIP inputs during the three months ended September 30, 2020.
We also adjusted our Level 3 fair value models throughout this period of heightened economic uncertainty. Our processes included assessments of the impact of the COVID-19 pandemic on the financial condition, results of operations or cash flows of our portfolio companies. Initially, such forward-looking assessments were fragmentary; however, as such forward-looking estimates became more reliable, such information was directly incorporated into our fair value models. In circumstances in which reliable forward-looking information was unavailable, we considered the market impact on performance-metric multiples and related impact on enterprise values. Additionally, management observed a decrease in the historic correlation between market spreads used in our synthetic debt rating method and those used in our reunderwriting analysis. These market spreads, though highly correlated before the onset of the COVID-19 pandemic, relate to different segments of the lending market primarily on the basis of borrower size, the synthetic debt rating method based on market spreads for larger borrowers with rated debt, and the reunderwring analysis market spreads for what are considered middle-market borrowers. Given the break-down in this relationship, management concluded the relative weight given to each of these methods required adjustment to correspond to the market most closely associated with the subject investment. Accordingly, we decreased the weighting for the synthetic debt rating method and increased the weighting for the reunderwriting analysis in the current period year, from an equal rating at December 31, 2019 to generally a weighting of 10/90 at March 31, 2020, and partially reverting to a weighting of 25/75 at June 30, 2020. We believe the overweighting to the reunderwriting analysis during this period more accurately captured the market in which these instruments are exchanged. As of September 30, 2020, we have fully reverted to an equal weighting of these models as we have observed a return, in all significant respects, of the historical correlative relationship between these markets.
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments at September 30, 2020:

	Fair Value at September 30, 2020	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior secured	$41,251,500	$40,746,213	$41,740,152
Subordinated	724,966	617,534	826,042

Structured Finance Notes:
Mezzanine debt	1,606,063	1,564,026	1,648,100

Equity investments:
Preferred equity	287,000	251,000	323,000
Common equity	581,950	483,673	674,180
	$44,451,479	$43,662,446	$45,211,474
Portfolio Composition and Investment Activity
Portfolio Composition
The following table summarizes the composition of our Portfolio Company Investments as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$42,092,335	$41,251,500	$38,648,951	$37,953,346
Subordinated debt investments	1,482,327	724,966	1,478,811	1,384,896
Preferred equity investments	191,409	287,000	191,409	201,006
Common equity investments	497,130	581,950	450,958	585,675
	$44,263,201	$42,845,416	$40,770,129	$40,124,923
Total number of portfolio companies	34	34	34	34

(1)
Includes debt investments, typically referred to as unitranche, in which we have entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. At September 30, 2020, the aggregate amortized cost and fair value of these investments was $9,663,986 and $9,759,084, respectively.

As of September 30, 2020, all of our senior secured debt investments were floating rate loans and our subordinated debt investments were fixed rate loans. Approximately 96% of our Portfolio Company Investments at fair value, are senior securities of the borrower, rather than in the subordinated securities, preferred equity or common equity. We believe the seniority of our debt investments in the borrowers' capital structures may provide greater downside protection against the impact of the COVID-19 pandemic.
As of September 30, 2020, the three largest industries of our Portfolio Company Investments by fair value, were (1) Wholesale Trade of 18.4%, (2) Professional, Scientific, and Technical Services of 17.5%, and (3) Health Care and Social Assistance of 16.1%, totaling approximately 52.0% of the investment portfolio. We have limited exposure to the Retail Trade industry, approximately 5.1%, which has been significantly impacted by the COVID-19 pandemic. For a full summary of our investment portfolio by industry, see "Item 1–Financial Statements–Note 4."
The following table presents our debt investment portfolio by investment size as of September 30, 2020 and December 31, 2019:

	Amortized Cost				Fair Value
	September 30, 2020		December 31, 2019		September 30, 2020		December 31, 2019
Up to $1,000,000	$5,820,361	13.4%	$7,737,315	19.3%	$5,024,762	12.0%	$7,171,472	18.2%
$1,000,000 to $1,500,000	13,680,567	31.4	13,360,333	33.3	13,147,047	31.3	13,198,830	33.6
$1,500,000 to $2,000,000	8,860,937	20.3	14,051,452	35.0	12,786,910	30.5	14,026,055	35.6
Greater than $2,000,000	15,212,797	34.9	4,978,662	12.4	11,017,747	26.2	4,941,885	12.6
Total	$43,574,662	100.0%	$40,127,762	100.0%	$41,976,466	100.0%	$39,338,242	100.0%

The weighted average yield on total investments(1) was 8.55% and 9.93% at September 30, 2020 and December 31, 2019, respectively. The following table displays the composition of our performing debt investments and Structured Finance Note portfolio by yield range and its weighted average yields as of September 30, 2020 and December 31, 2019:

	September 30, 2020				December 31, 2019
	Senior Secured	Subordinated	Structured Finance		Senior Secured	Subordinated
Yield Range	Debt	Debt	Notes	Total	Debt	Debt	Total
Less than 8%	6.3%	—%	49.0%	7.8%	1.7%	—%	1.7%
8% - 10%	71.3	—	51.0	69.8	45.9	—	44.2
10% - 12%	20.1	—	—	19.1	47.1	—	45.3
12% - 14%	2.3	100.0	—	3.3	5.3	100.0	8.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield - performing debt and Structured Finance Note investments (2)	9.16%	13.54%	8.14%	9.17%	10.15%	12.57%	10.24%
Weighted average yield - total debt and Structured Finance Note investments (3)	9.16%	4.34%	8.14%	8.96%	10.00%	12.57%	10.09%
(1) Weighted average yield on total investments is computed as (a) the sum of (i) the annual stated accruing interest on our debt investments at the balance sheet date, plus the annualized accretion of Net Loan Fees, plus the effective yield on our performing preferred equity investments, (ii) plus the annual effective yield on Structured Finance Notes, divided by (b) amortized cost of our total investment portfolio, including assets in non-accrual status as of the balance sheet date.
(2) The weighted average yield on our performing debt and Structured Finance Note investments is computed as (a) the sum of (i) the annual stated accruing interest on debt investments plus the annualized accretion of Net Loan Fees; and (ii) the annual effective yield on Structured Finance Notes divided by (b) amortized cost of our debt and Structured Finance Note investments, excluding debt investments in non-accrual status as of the balance sheet date.
(3) The weighted average yield on our total debt and Structured Finance Note investments is computed as (a) the sum of (i) the annual stated accruing interest plus the annualized accretion of Net Loan Fees and (ii) plus the annual effective yield on Structured Finance Notes divided by (b) amortized cost of our debt and Structured Finance Note investments, including debt investments in non-accrual status as of the balance sheet date.
The weighted average yield on senior secured debt investments decreased approximately 99 basis point during the nine months ended September 30, 2020, primarily as a result of an effective yield of 8.4% on new investments in new portfolio companies and a decrease in LIBOR. During the nine months ended September 30, 2020, the weighted average yield on our total subordinated debt decreased 8.23% due to the change in status of Online Tech Stores, LLC to non-accrual.
The weighted average yield of our investments is not the same as a return on investment for our stockholders but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

Investment Activity
The following is a summary of our investment activity for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$—	$—	$6,278,807	$—
Investments in existing portfolio companies:
Follow-on investments	1,323,333	—	3,983,300	—
Restructured investments	—	—	10,147	46,403
Delayed draw / revolver funding	—	—	424,543	—
Total investments in existing portfolio companies	1,323,333	—	4,417,990	46,403
Total investments in new and existing portfolio companies	$1,323,333	$—	$10,696,797	$46,403
Number of new portfolio company investments	—	—	4	—
Number of existing portfolio company investments	1	—	15	1
Proceeds from principal payments	$347,218	—	$4,200,695	—
Proceeds from investments sold or redeemed	—	—	2,517,293	—
Total proceeds from principal payments, equity distributions and investments sold	$347,218	$—	$6,717,988	$—
Notable investments in new portfolio companies during the nine months ended September 30, 2020, include A&A Transfer, LLC. ($2.0 million senior secured loan), Milrose Consultants, LLC ($1.3 million senior secured loan) and SourceHOV Tax, Inc. ($2.3 million senior secured loan).
We also invested $1,549,812 in Structured Finance Notes with a weighted average annual effective yield of 8.14% during the nine months ended September 30, 2020.
Non-cash investment activity
On March 27, 2020, our debt investments in Constellis Holdings, LLC were restructured. We converted our non-accrual debt investments into two new debt investments and 1,362 shares of common equity. The cost and fair value of debt investments received were $6,174 and $6,172, respectively, and the cost and fair value of the shares of common equity received were $46,403 and $46,410, respectively. For the nine months ended September 30, 2020, we recognized a realized loss on the restructuring of $526,444, which was fully recognized as an unrealized loss as of December 31, 2019.
The following is a summary of our investment activity for nine months ended September 30, 2019:

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

Notable investments in new portfolio companies during the nine months ended September 30, 2019, included Chemical Resources Holdings, Inc. ($1.2 million senior secured loan and $0.2 million common equity), TTG Healthcare, LLC ($1.0 million senior secured loan and $0.2 million preferred stock), Institutional Shareholder Services, Inc. ($1.0 million senior secured loan) and Milrose Consultants, LLC ($2.0 million senior secured loan).
The weighted-average yield of debt investments in new portfolio companies during the nine months ended September 30, 2019 was 10.4%.
Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity and the general economic and competitive environment in which we make investments. We believe new loan activity in the market in which we operate is below historical levels and we observed a decrease in origination and underwriting activity during the second and third quarters; however, the number of deals currently being reviewed and evaluated has increased to its highest level since the beginning of the COVID-19 pandemic. During the three months ended September 30, 2020, we purchased one Structured Finance Note for an aggregate cost of $797,812 and completed a $1,323,333 million follow-on investment in a portfolio company.
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2019. The following table shows the classification of our debt securities of portfolio companies, by credit risk rating as of September 30, 2020 and December 31, 2019.

	Debt Investments, at Fair Value
Risk Category	September 30, 2020		December 31, 2019
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	—	—	1,036,579	2.6
3 (Average)	39,672,667	94.5	37,359,182	95.0
4 (Special Mention)	1,860,457	4.4	909,902	2.3
5 (Substandard)	443,341	1.1	10,079	—
6 (Doubtful)	—	—	22,500	0.1
7 (Loss)	—	—	—	—
	$41,976,465	100.0%	$39,338,242	100.0%

Changes in the distribution of our debt investments across risk categories during the nine months ended September 30, 2020 were a result of new debt investments, the receipt of amortization payments on existing debt investments, repayment of certain debt investments in full, changes in the fair value of our existing debt investments and realized gains on the sale of investments. Risk rating changes included debt investments from risk category 3 to risk category 4, with a total amortized cost and fair value of $2,385,013 and $1,854,214, respectively, as well as the risk rating change in a debt investment from risk category 4 to risk category 5, with an amortized cost and fair value of $1,007,141 and $443,341, respectively.
Non-Accrual Loans
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. During the nine months ended September 30, 2020, our debt investment in Online Tech Stores, LLC, with an amortized cost of $1,007,141, was placed on non-accrual status, while our debt investment in Constellis Holdings, LLC was restructured and removed from non-accrual status. At September 30, 2020, the aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $1,007,141 and $443,341, respectively, and $577,810 and $32,579 at December 31, 2019, respectively.
On March 27, 2020, our debt investments in Constellis Holdings, LLC were restructured. We converted our non-accrual debt investments into two new debt investments and 1,362 shares of common equity. The cost and fair value of debt investments received were $6,174 and $6,172, respectively, and the cost and fair value of the shares of common equity received were $46,403 and $46,410, respectively.

Results of Operations
Our key financial measures are described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations–Results of Operations–Key Financial Measures" in our Annual Report on Form 10-K for the year ended December 31, 2019. The following is a discussion of the key financial measures that management uses in reviewing the performance of our operations.
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
Comparison of the Three and Nine Months Ended September 30, 2020, and 2019
Operating results for the three and nine months ended September 30, 2020 and 2019, are as follows:
Investment Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income	$1,027,919	$905,172	$3,166,684	$2,564,538
Fee income	12,610	32,643	91,612	80,948
Total investment income	$1,040,529	$937,815	$3,258,296	$2,645,486
Investment income for the three and nine months ended September 30, 2020 consisted primarily of interest income on our debt investments and syndication fee income. The increase in interest income for three and nine months ended September 30, 2020 compared to the corresponding periods in the prior year was primarily due to the growth in our portfolio from the deployment of funds raised through our Offering and the deployment of funds from the Unsecured Note into portfolio securities. Fee income for the three months ended September 30, 2020, compared to the corresponding prior year period, decreased due to a reduction in syndication fees. Fee income for the nine months ended September 30, 2020, compared to the corresponding prior year period, increased due to an additional prepayment fees.
Due to the COVID-19 pandemic and the impact to our borrowers, we have experienced, and expect to continue to experience, a partial shift from cash interest to PIK interest as a result of concessions granted to borrowers to support the borrowers' liquidity. During the three months ended September 30, 2020, we amended a loan to increase the PIK rate, and amended one loan to convert third quarter cash interest into PIK interest; however, this interest was not recognized in income in the third quarter due to reasonable doubt as to whether it would be collected. We believe new loan activity in the market in which we operate is below historical levels and we observed a decrease in origination and underwriting activity during the second and third quarters; however, the number of deals currently being reviewed and evaluated has increased to its highest level since the beginning of the COVID-19 pandemic. During the three months ended September 30, 2020, we purchased one Structured Finance Note for an aggregate cost of $797,812 and completed a $1,323,333 million follow-on investment in a portfolio company.

Gross Expenses. Our gross expenses are limited under the Advisory Agreements and the ESAs; see "—Expense Limitations." Investment expenses shown with respect to each governing expense limitation agreement for the three and nine months ended September 30, 2020 and 2019, are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expenses subject to limitation under the Advisory Agreements:
Amortization of deferred offering costs	$77,114	$51,510	$245,680	$115,309
Contractual issuer expenses	4,712	513	5,248	6,709
Total expenses subject to limitation under the Advisory Agreements	81,826	52,023	250,928	122,018
Expenses subject to limitation under the ESAs:
Interest expense	302,774	88,033	935,800	287,052
Management fees	135,497	100,333	400,894	291,374
Incentive fees	72,366	48,938	213,843	127,004
Administration fee	242,737	175,533	644,478	502,571
Professional fees	126,553	134,599	415,621	408,131
Insurance expense	24,495	20,606	73,204	55,502
Transfer agent fees	20,961	26,348	67,769	80,469
Other expenses	28,262	10,462	50,621	67,507
Total expenses subject to limitation under the ESAs	953,645	604,852	2,802,230	1,819,610
Total expenses	$1,035,471	$656,875	$3,053,158	$1,941,628
Expenses Limited under the Advisory Agreements
Offering Expenses. The Advisors incurred, on our behalf, offering costs of $44,512 and $84,556 during the three months ended September 30, 2020 and 2019, respectively, which are deferred and amortized over the twelve months following incurrence. Offering costs for the three and nine months ended September 30, 2020 and 2019, relate to ordinary due diligence and development of distribution platforms for our common stock.
Pursuant to the terms of the CIM Sub-Advisory Agreement, beginning August 3, 2020, CIM Capital assumed responsibility for bearing costs relating to the Offering.
Amortization of offering costs were $77,114 and $245,680 for the three and nine months ended September 30, 2020, respectively, compared to $51,510 and $115,309 for the three and nine months ended September 30, 2019, respectively. Higher amortization expense in the three and nine months ended September 30, 2020 relate to additional monthly costs of developing distribution platforms of the Offering.
Contractual Issuer Expenses. Contractual Issuer Expenses remained stable in the three and nine months ended September 30, 2020, compared to the corresponding prior year periods as the marketing of the fund by the Advisors’ employees and employees of their affiliates remained consistent.
Pursuant to the terms of the CIM Sub-Advisory Agreement, beginning August 3, 2020, CIM Capital assumed responsibility for bearing Contractual Issuer Expenses.
Expenses Limited under the ESAs
Interest expense increased due to the average dollar amount of borrowings outstanding of $16,684,239 and $17,513,686 during the three and nine months ended September 30, 2020, respectively, primarily due to the issuance of the Unsecured Note.
Management and incentive fees increased for the three and nine months ended September 30, 2020, compared to the corresponding prior year periods as a result of growth in our portfolio and investment activity from the deployment of Offering proceeds and the Unsecured Note. Administrative fees are primarily related to accounting and record-keeping services, and preparation and filing of required periodic reports with the SEC. Administrative fees for the three and nine months ended September 30, 2020, compared to the corresponding prior year periods rose due to an increase in our allocable portion of OFS Services's personnel and software costs.
Professional fees include fees for our attorneys, independent accountants and consultants. Professional fees remained stable compared to the corresponding periods.
General and administrative expenses, including insurance, transfer agent and other expenses were $73,718 and $191,594 for the three and nine months ended September 30, 2020, respectively, compared to $57,416 and $203,478 for the three and nine months ended September 30, 2019, respectively. For the nine months ended September 30, 2020, the decrease in general and administrative expenses was primarily due to a decrease in taxes.
Expense Limitations
Expense Limitations under the Advisory Agreements. We reimbursed the Advisors $6,375 and $13,560 for offering expenses and Contractual Issuer Expenses for the three and nine months ended September 30, 2020, respectively, compared to $28,560 and $89,578 for the three and nine months ended September 30, 2019, respectively. This amount consisted of Contractual Issuer Expenses and offering expenses incurred in prior periods by the Advisors on our behalf.
We are conditionally obligated to pay the Advisors up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid by the Advisors have been recovered. Reimbursable offering costs and Contractual Issuer Expenses were $748,239 as of September 30, 2020.
CIM Capital will be entitled to receive reimbursement from us for offering costs and Contractual Issuer Expenses paid on our behalf, after August 3, 2020 up to 1.5% of the aggregate gross proceeds of the Offering, after offering costs and Contractual Issuer Expenses incurred prior to August 3, 2020 have expired or have been reimbursed. Offering expenses and Contractual Issuer Expenses incurred by CIM Capital or its affiliates will be eligible for reimbursement for three years from the date incurred. Any such reimbursement by us will be allocated first to reimburse any reimbursable expenses incurred by OFS Advisor or its affiliates that are eligible for reimbursement pursuant to the Advisory Agreements.
The determination of expense limitations under the Advisory Agreements are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total expenses limited under the Advisory Agreements	$81,826	$52,023	$250,928	$122,018
Offering costs and Contractual Issuer Expenses reimbursed and incurred	(6,375)	(28,560)	(13,559)	(89,578)
Net offering costs and Contractual Issuer Expenses limitations under the Advisory Agreements	$75,451	$23,463	$237,369	$32,440

Expense Limitations under the ESAs. Gross operating expenses (operating expenses exclusive of organization and offering expenses, and Contractual Issuer Expenses, and before limitations) are subject to limitation under the ESAs. The Advisors' obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to investment company taxable income (expense) and net realized gains (losses) prior to expense limitation, and the amount of declared distributions; the ESAs provide expense support such that distributions are not paid from Offering proceeds. The determination of expense limitation under the ESAs for the three and nine months ended September 30, 2020 and 2019, are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total investment income	$1,040,529	$937,815	$3,258,296	$2,645,486
Expenses limited under the ESAs (1):
Interest expense, base management fees, and incentive fees	510,637	237,304	1,550,537	705,430
Other operating expenses as defined in the ESAs (2)	439,643	367,548	1,248,326	1,114,180
Total expenses limited under the ESAs	950,280	604,852	2,798,863	1,819,610
Net investment income prior to expense limitation	90,249	332,963	459,433	825,876
Net realized gain (loss) in ICTI	—	—	—	52
ICTI prior to expense limitation	90,249	332,963	459,433	825,928
Declared distributions	542,729	564,700	1,671,791	1,569,059
Expense limitation under ESAs	$452,480	$231,737	$1,212,358	$743,131

(1)
Expense limitation under the ESAs exclude organization costs, amortization of deferred offering costs, Contractual Issuer Expenses, and the related expense support under the Advisory Agreements as such items are permanent differences between GAAP and taxable income. See “Item 8. Financial Statements–Notes to Financial Statements–Note 8” in our Annual Report on Form 10-K.

(2)
Generally defined in the ESAs as our operating expenses determined in accordance with GAAP excluding organization and offering expenses, Contractual Issuer Expenses, interest expenses, and base management fees, and incentive fees. Other operating expenses exclude operating expenses of HPCI-MB. The annualized ratio of other operating expenses to net assets at the time of support and annual ratio for the year in which support is provided constitute conditions for reimbursement to the Advisors. See "Item 1. Financial Statements–Notes to Financial Statements–Note 2 and Note 3."

Expense support provided by the Advisors is reimbursable for three years from the date incurred. Expense limitation under both the Advisory Agreements and the ESAs are cancelable at any time.
Net realized and unrealized gain (loss) on investments
Three and nine months ended September 30, 2020
We recognized net unrealized appreciation of $887,942 on our debt and Structured Finance Note investments in the third quarter, primarily due to the return of liquidity to the broadly syndicated loan market and tighter credit spreads in underlying market. One measure of liquidity in the broadly syndicated loan market is the average bid-ask spread on the Refinitiv Market Overall (North America) Loan Index which narrowed to 1.53 points at September 30, 2020 from 3.41 points at March 31, 2020, but has not yet returned to its long-term historic average of 1.0. Additionally, we recognized a realized gain of $4,898 on the sale of a broadly syndicated loan.
We recognized net unrealized appreciation of $32,185 on our equity investments during the three months ended September 30, 2020, primarily due to our common equity investments in Chemical Resources Holdings, Inc. and DRS Imaging Services, LLC.
Our portfolio experienced net unrealized losses of $774,400 during the nine months ended September 30, 2020, primarily due to the adverse economic effects of the COVID-19 pandemic on market conditions and the overall economy, and the related declines in quoted loan prices that have not yet fully recovered, as well as unrealized depreciation of $196,885 and $257,377 related to our debt investments in Eblens Holdings, Inc. and Wastebuilt Environmental Solutions, LLC, respectively.
Three and nine months ended September 30, 2019
We recognized net unrealized depreciation of $356,121 and $149,978 on senior secured investments for the three and nine months ended September 30, 2019, respectively, primarily as a result of negative company-specific performance factors in Constellis Holding, LLC and Online Tech Stores, LLC.

We recognized net unrealized appreciation of $221,369 on common and preferred stock for the nine months ended September 30, 2019, primarily due to the positive impact of portfolio company-specific performance factors in DRS Imaging Services, LLC and Professional Pipe Holdings, LLC.
Liquidity and Capital Resources
At September 30, 2020, we held cash of $1,166,759 and had $7.2 million of unfunded commitments under our $10 million PWB Credit Facility that is available subject to a borrowing base and other covenants. Based on fair values and equity capital at September 30, 2020, we could access our entire PWB Credit Facility and have an asset coverage ratio of 208%. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and selectively deploy capital in new investment opportunities in this challenging environment.
Sources and Uses of Cash
We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, including net amounts received from the Advisors, (iii) the PWB Credit Facility and any other financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks, including the PWB Credit Facility, and issuances of senior securities. Our primary use of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Advisors), (iii) debt service of any borrowings, including the Unsecured Note and (iv) cash distributions to the holders of our stock. These principal sources and uses of cash and liquidity are presented below:

	Nine Months Ended September 30,
	2020	2019
Cash from net investment income	$1,626,179	$1,591,019
Net purchases and originations of portfolio investments	(10,021,169)	(4,891,418)
Net cash used in operating activities	(8,394,990)	(3,300,399)
Net proceeds from issuances of common stock	779,242	5,704,891
Repurchase of common stock	(1,019,097)	(315,229)
Net borrowings (repayments) under revolving line of credit	2,750,000	(850,000)
Common stock distributions paid	(1,712,974)	(1,451,605)
Payment of debt issuance costs	(50,000)	(50,780)
Net change in cash	$(7,647,819)	$(263,122)
We used $8,394,990 and $3,300,399 in cash from operating activities for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the principal source of operating liquidity was investment income collected. The increase in total investment income collected is due to the growth in our portfolio from the deployment of Offering proceeds and the deployment of funds from the Unsecured Note into portfolio securities. Net cash used in operating activities decreased $5,094,591 over the corresponding period primarily due to an increase in net investment purchases of $5,129,751. Net cash used in operating activities benefited from the positive cash flow impact of expense limitations under the Advisory Agreements and ESAs of $1,449,727 and $775,571 for the nine months ended September 30, 2020 and 2019, respectively, which reduced the net amount paid to the Advisors. Expense support and limitation under both the Advisory Agreements and the ESAs are cancelable at any time.
All of our performing loans as of June 30, 2020 satisfied their third quarter 2020 interest payments.
Net purchases and origination of portfolio investments relates to the deployment of Offering proceeds. See "—Portfolio Composition and Investment Activity."
We collected $779,242 and $5,704,891 from the sale of our common stock during the nine months ended September 30, 2020 and 2019, respectively. Offering proceeds are net of aggregate commissions and dealer manager fees of $74,750 and $390,780 for the nine months ended September 30, 2020 and 2019, respectively, of which $0 and $122,036, respectively, were paid by OFS Advisor.
During the nine months ended September 30, 2020, we paid $1,712,974 in dividends to common stockholders and, subsequent to September 30, 2020, we paid $542,729 in dividends to our common stockholders.
Borrowings
PWB Credit Facility: The PWB Credit Facility is available for general corporate purposes including investment funding and is scheduled to mature on February 28, 2021. The maximum availability of the PWB Credit Facility is equal to

35% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 5.50% floor, and includes an unused commitment fee equal to 0.50% per annum for any unused portion in excess of $3.0 million, payable monthly in arrears. As of September 30, 2020, the stated interest rate on the PWB Credit Facility was 5.50%. The PWB Credit Facility bore an effective interest rate of 6.20%, inclusive of interest on the outstanding balance, commitment fees on undrawn amounts, and the amortization of deferred financing costs.
Our PWB Credit Facility is a $10.0 million revolving line of credit, of which $2.8 million was drawn as of September 30, 2020. As of September 30, 2020, the unfunded commitment under the PWB Credit Facility was $7.2 million, that is available, subject to a borrowing base and other covenants. As of September 30, 2020, we were in compliance with the applicable covenants under the PWB Credit Facility.
Unsecured Note: On November 27, 2019, we entered into an agreement with a qualified institutional investor ("Note Purchase Agreement") pursuant to which we issued the Unsecured Note. The purchase price of the Unsecured Note was $14,700,000 after deducting the offering price discount. The Unsecured Note has a fixed interest rate of 6.50% and is due on November 27, 2024, unless redeemed, purchased or prepaid prior to such date by us or its affiliates in accordance with its terms. Interest on the Unsecured Note is due quarterly. In addition,we are obligated to repay the Unsecured Note at par if certain change in control events occur. The Unsecured Note is a general unsecured obligation that ranks pari passu with all outstanding and future unsecured unsubordinated indebtedness we may issue.
The Note Purchase Agreement contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a business development company within the meaning of the 1940 Act, and minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, certain judgments and orders, and certain events of bankruptcy. As of September 30, 2020, we were in compliance with the applicable covenants under the Note Purchase Agreement.
As of September 30, 2020, the Unsecured Note had the following terms and balances:

	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate	Effective Interest Rate (1)	Maturity	2020 Interest Expense (2)
Unsecured Note	$15,000,000	$304,199	6.50%	6.99%	11/27/24	$780,503
(1) The effective interest rate on the Unsecured Note includes deferred debt issuance cost amortization.
(2) Interest expense includes debt issuance costs amortization of $49,253 for the nine months ended September 30, 2020.
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
As of September 30, 2020, the aggregate amount of senior securities outstanding was $17.8 million, for which our asset coverage was 251%. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
Contractual Obligations
We, with approval of our Board, entered into the Investment Advisory Agreement, the ESAs, the CIM Sub-Advisory Agreement, and the Administration Agreement. See "Item 1. Financial Statements – Notes to Financial Statements – Note 3."
The following table shows our contractual obligations as of September 30, 2020 (in thousands):

	Payments due by period
Contractual Obligation	Total	Less than year	1-3 years	3-5 years	After 5 years
PWB Credit Facility (1)	$2,750,000	$2,750,000	$—	$—	$—
Unsecured Note (2)	15,000,000	—	—	15,000,000	—
Total	$17,750,000	$2,750,000	$—	$15,000,000	$—
(1) The PWB Credit Facility is scheduled to mature on February 28, 2021.
(2) The Unsecured Note is scheduled to mature on November 27, 2024.
We continue to believe our long-dated financing, with approximately 85% of our total debt contractually maturing in
2024, affords us operational flexibility.
Off-Balance Sheet Arrangements
Amounts Conditionally Reimbursable to OFS Advisor.
The Advisors have incurred organizational and offering costs and Contractual Issuer Expenses, of which $748,239 and $663,534 were unreimbursed as of September 30, 2020 and December 31, 2019, respectively. We remain conditionally liable for organization and offering costs incurred by the Advisors on our behalf. See "Item 1. Financial Statements – Notes to FInancial Statements – Note 3."
Pursuant to the terms of the CIM Sub-Advisory Agreement, beginning August 3, 2020, CIM Capital assumed responsibility for bearing costs relating to the Offering.
The Advisors have provided aggregate operating expense support of $3,810,941 and $3,503,848 as of September 30, 2020 and December 31, 2019, respectively. We remain conditionally liable for operating expense support provided by the Advisors. See "Item 1. Financial Statements – Notes to Financial Statements – Note 2 and Note 3."
On August 3, 2020, the Expense Support Agreement was amended to, among other things, require CIM Capital to pay future expense support payments on behalf of us.
Unfunded Commitments.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $473,910 of total unfunded commitments to three portfolio companies at September 30, 2020. See "Item 1. Financial Statements – Notes to Financial Statements – Note 6."
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
Our distributions through June 30, 2020 were funded through expense limitation payments by OFS Advisor under the Prior Expense Support Agreement and, and our distributions may in the future, be funded through expense limitation payments by CIM Capital under the Expense Support Agreement. The Expense Support Agreement is designed to ensure no portion of our distribution to stockholders will be paid from Offering proceeds, and provides for expense limitation payments to us in any quarterly period our cumulative distributions to stockholders exceeds the Company's cumulative ICTI and net realized gains. Any such distributions funded through expense limitation payments are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or CIM Capital continues to make such payments. The Expense Support Agreement may be terminated by us or CIM Capital, without payment of any penalty, upon written notice to us.
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
Recent Developments
On October 27, 2020, our Board declared a distribution of $0.0846 per common share, payable on January 15, 2021, to stockholders of record on October 28, 2020.
On November 10, 2020, our Board approved a tender offer, commencing on November 30, 2020, to purchase 2.5% of the weighted average number of shares of the outstanding Common Stock for the trailing 12-month period.
We evaluated events subsequent to September 30, 2020 through November 12, 2020. On March 11, 2020, the World Health Organization declared the novel coronavirus as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to the COVID-19 pandemic. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The COVID-19 pandemic and the preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions, and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. The outbreak could have a continued adverse impact on economic and market conditions on a global scale. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic. Nevertheless, the ongoing COVID-19 pandemic presents material uncertainty and risks with respect to the underlying value of our portfolio companies, our business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Further, the operational and financial performance of the portfolio companies in which we make investments have been, and may continue to be, significantly impacted by the COVID-19 pandemic, which in turn has, and may continue to have, an impact the valuation of our investments.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2019; however, uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, our net interest margin will be compressed and adversely affect our operating results. For additional information concerning the COVID-19 outbreak and its potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors.
Our outstanding Unsecured Note bears interest at a fixed rate. Our PWB Credit Facility has a floating interest rate provision based on the Prime Rate with a 5.50% interest rate floor, which resulted in an stated interest rate of 5.50% as of September 30, 2020. Assuming that the interim, unaudited Statement of Assets and Liabilities as of September 30, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase	Interest income	Interest expense	Net increase in net investment income
25	$11,828	$—	$11,828
50	23,882	—	23,882
75	43,533	—	43,533
100	118,650	—	118,650
125	206,651	—	206,651

Basis point decrease	Interest income	Interest expense	Net decrease in net investment income
25	$(10,030)	$—	$(10,030)
50	n/m (1)	n/m (1)	n/m (1)
75	n/m (1)	n/m (1)	n/m (1)
100	n/m (1)	n/m (1)	n/m (1)
125	n/m (1)	n/m (1)	n/m (1)
(1) Not meaningful.

Item 4.  Controls and Procedures
Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Other than the risks described below, there have been no material changes from the risk factors previously disclosed in "Part I – Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019. However, the risks below and disclosed in our Annual Report on Form 10-K, may be, and will continue to be, heightened or exacerbated by the COVID-19 pandemic and any worsening of the economic environment, The risks previously disclosed in our Annual Report on Form 10-K should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
Events outside of our control, including public health crises such as the COVID-19 pandemic, have and will continue to negatively affect the results of our operations.
Periods of market volatility may continue in response to pandemics, such as the COVID-19 pandemic, or other events outside of our control. These types of events have and will continue to adversely affect our operating results. In December 2019, COVID-19, caused by a novel strain of the coronavirus, surfaced in Wuhan, China. In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such outbreak. The outbreak has become increasingly widespread globally and in the United States, including in the markets in which we operate. We have been and continue to assess the effects of the COVID-19 pandemic on our borrowers and are taking steps to help mitigate the adverse consequences to each of their businesses. As a result of the COVID-19 pandemic, we have and may continue to experience difficulty collecting timely interest and principal payments from our borrowers, our asset values have and may continue to decline, and certain of our outstanding loans may need to be extended or restructured. We have held discussions with our borrowers and they have expressed their general concern about the uncertain economic conditions. The impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the COVID-19 pandemic or treat its impact, all of which are beyond our control. Though the magnitude of the impact remains to be seen, our borrowers and by extension our operating results will be adversely impacted by the COVID-19 pandemic.
In addition to adverse United States domestic and global macroeconomic effects, including the adverse impacts on our portfolio companies and investment assets, the COVID-19 pandemic has caused, and will continue to cause, a reduction in our ability to access capital through the capital markets and through our credit facilities, and has otherwise adversely impacted, and will continue to impact, the operation of our business. The COVID-19 pandemic has also caused, and will continue to cause, substantial disruption to our employees, investors, business partners, referral sources, borrowers and prospective borrowers through self-isolation, travel limitations, business restrictions, and otherwise. Many areas within the United States have imposed mandatory closures for businesses not deemed to be essential, and it is currently unclear for how long such closures will last. Though all of OFS Advisor's employees are able to work remotely, these closures have nevertheless affected many of our borrowers and many businesses through which we seek new borrowers, resulting in significant declines in new loans and investments. These effects, individually or in the aggregate, have, and will continue to, adversely impact our business, financial condition, operating results and cash flows and such adverse impacts may be material.

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
The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The United States now has the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of infected individuals. A majority of states, including Illinois, where we are headquartered, have declared states of emergency. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the beginning of the COVID-19 pandemic, more than 55 million people have filed claims for unemployment, and stock markets have experienced increased volatility and, in particular, BDC stocks have significantly declined in value. In response to the COVID-19 pandemic, the Federal Reserve Board has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused OFS Advisor to modify its business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. OFS Advisor may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers and business partners.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended September 30, 2020, we sold 29,740 shares of our common stock for gross proceeds of $425,000, or a weighted average price of $14.29 per share, to investors who participated in the Offering and each of whom met the criteria of an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act.
The offer and sale of the Company’s common stock in the Offering was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of, and Rule 506 of Regulation D under, the Securities Act. We paid $35,750 in commissions in connection with the sale of the shares. On May 19, 2017, OFS Advisor agreed to pay the dealer manager fee on sales of shares of our common stock in the Offering. Effective July 1, 2019, we pay the dealer manager fee on sales of shares of our common stock in the Offering. Previous payments of dealer manager fees by OFS Advisor are not subject to reimbursement by us.
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
On November 6, 2018, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board approved the application of a reduced 150% asset coverage ratio to us. In accordance with the SBCAA, we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, effective November 6, 2019, the asset coverage ratio test applicable to us decreased from 200% to 150%. Additionally, in each fiscal quarter subsequent to November 6, 2019, the Board approved tender offers to purchase, in each case, 2.5% of the weighted average number of shares of the outstanding Common Stock for the trailing 12-month period.
The following table summarizes the common stock repurchases by us as of September 30, 2020:

	Number of Shares	Amount
November 6, 2018 through December 31, 2018	18,425	$243,030
January 1, 2019 through April 5, 2019 (1)	7,407	98,296
April 6, 2019 through June 30, 2019	9,029	119,821
July 1, 2019 through September 30, 2019	7,407	97,111
October 1, 2019 through December 31, 2019	15,597	204,317
January 1, 2020 through April 3, 2020 (2)	32,622	364,383
April 4, 2020 through June 30, 2020	53,665	654,713
July 1, 2020 through September 30, 2020	55,320	694,819
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

Dated: November 13, 2020	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer