Form 10-K
period 2020-12-31
Hancock Park Corporate Income, Inc.
filed 2021-03-26
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
There is no established market for the registrants common stock. On March 24, 2021 there were 2,261,482 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

Defined Terms
We have used "we," "us," "our," "our company," and "the Company" to refer to Hancock Park Corporate Income, Inc. in this report. We also have used several other terms in this report, which are explained or defined below:

1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration agreement between the Company and OFS Services, dated July 15, 2016
Advisers Act	The Investment Advisers Act of 1940, as amended
Advisors	OFS Advisor and CIM Capital
Advisory Agreements	The Investment Advisory Agreement and the Sub-Advisory Agreement
Affiliated Account	An account, other than the Company, managed by OFS Advisor or an affiliate of OFS Advisor
Affiliated Fund	Certain other funds, including other BDCs and registered investment companies managed by OFS Advisor
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the FASB
ASC Topic 820	ASC Topic 820, "Fair Value Measurement"
ASC Topic 946	ASC Topic 946, "Financial Services-Investment Companies"
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
CCO	CCO Capital, LLC, a Delaware limited liability company and the Company's dealer manager
CIM Capital	CIM Capital IC Management, LLC, an affiliate of OFS Advisor
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Dealer Manager Agreement	Amended and Restated Dealer Management Agreement dated as of August 3, 2020 by and among the Company, OFS Advisor, International Assets Advisory, LLC and CCO Capital, LLC, as amended, supplemented or modified
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
Expense Support Agreement	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of August 3, 2020, by and among the Company, OFS Advisor and CIM Capital
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Funding I	OFS Funding I, LLC, a wholly-owned subsidiary of OFSAM and an affiliate of OFS Advisor
GAAP	Accounting principles generally accepted in the United States
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor, dated July 15, 2016
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
OCCI	OFS Credit Company, Inc., a closed-end management investment company that has registered as an investment company under the 1940 Act that primarily invests in CLO debt and subordinated (i.e., residual or equity) securities
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock
OFS	The collective activities and operations of OFSAM, its subsidiaries, and certain affiliates

OFS Advisor	OFS Capital Management, LLC, a wholly-owned subsidiary of OFSAM and registered investment advisor under the Advisers Act
OFSC	Orchard First Source Capital, Inc., a wholly owned subsidiary of OFSAM
OFS Capital	OFS Capital Corporation, a publicly traded BDC with an investment strategy similar to the Company for whom OFS Advisor serves as investment adviser
OFS Services	OFS Capital Services, LLC, a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leverage financed solutions to U.S. companies
Order	An exemptive relief order from the SEC to permit co-investment in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
PIK	Payment-in-kind. PIK interest and dividends are paid in the form of additional loan principal or preferred securities.
Prime Rate	United States Prime interest rate
Prior Expense Support Agreement	Expense Support and Conditional Reimbursement Agreement dated July 15, 2016, between the Company and OFS Advisor
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
Reunderwriting Analysis	A discount rate method based upon a hypothetical recapitalization of the entity given its current operating performance and current market condition
RIC	Regulated investment company under the Code
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933, as amended
Staffing Agreement	Staffing Agreement between the Company and OFSC dated November 7, 2012
Structured Finance Notes	CLO mezzanine debt and CLO subordinated debt positions
Sub-Advisory Agreement	Sub-Advisory Agreement dated August 3, 2020, by and between OFS Advisor and CIM Capital
Synthetic Rating Analysis	A discount rate method that assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and then estimates the discount rate based on observed market yields for actual rated debt
Transaction Price	The cost of an arm's length transaction occurring in the same security
Unsecured Note	An agreement with a qualified institutional investor in which the Company sold in a private placement an unsecured note in an aggregate principal amount of $15,000,000

PART I
As used in this annual report on Form 10-K, except as otherwise indicated, the terms “Hancock Park,” “the Company,” “we,” “us,” and “our” refer to Hancock Park Corporate Income, Inc.
Item 1.    Business
GENERAL
We are an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a BDC under the 1940 Act. We were formed on December 8, 2015, as a corporation under the laws of Maryland. Our investment objective is to provide our stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments. Our investment strategy focuses primarily on investments in middle-market companies in the United States. We use the term “middle-market” to refer to companies that may exhibit one or more of the following characteristics: number of employees between 150 and 2,000; revenues between $15 million and $300 million; annual EBITDA, between $5 million and $50 million; generally, private companies owned by private equity firms or owners/operators; and enterprise value between $10 million and $500 million. For additional information about how we define the middle-market, see "—Investment Criteria/Guidelines."
Our investment strategy focuses primarily on investments in middle-market companies in the United States, including senior secured loans, which includes first-lien, second-lien and unitranche loans, as well as subordinated loans and, to a lesser extent, warrants and other equity securities. Our investments may be directly originated or may be purchased in the U.S. leveraged loan market for Broadly Syndicated Loans (as defined below). As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments of portfolio companies not otherwise eligible under applicable regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt of middle-market companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have, and may continue to, make opportunistic investments in Structured Finance Notes and other non-qualifying assets consistent with our investment strategy.
We intend to raise up to $200,000,000 through the Offering in reliance on exemptions from the registration requirements of the Securities Act. In addition, on August 1, 2016, we and OFS Advisor entered into a dealer manager agreement with International Assets Advisory, LLC ("IAA”), which was subsequently amended in each of May 2017 and June 2019. On August 3, 2020, the Dealer Manager Agreement was amended and restated to include CCO, as an additional dealer manager for the Offering. From August 3, 2020 through August 31, 2020, CCO and IAA served as “co-dealer managers” and, effective September 1, 2020, IAA assigned and transferred all of IAA’s rights, obligations, interests and benefits under the Dealer Manager Agreement to CCO. Placement activities are conducted by CCO and participating broker dealers who solicit subscriptions to purchase shares of our common stock.  From May 19, 2017 through June 30, 2019, OFS Advisor paid the dealer manager fee on sales of shares of our common stock in the Offering. We now pay the dealer manager fee on sales of shares of our common stock in the Offering, resulting in fewer proceeds to us compared to when OFS Advisor paid the dealer manager fees. Previous payments of dealer manager fees by OFS Advisor are not subject to reimbursement by us. On August 30, 2016, Funding I purchased 74,074 shares of our common stock in the Offering for gross proceeds of $1,000,000, or $13.50 per share. No selling commissions or dealer manager fees were paid in connection with this purchase. Since commencing operations on August 30, 2016, we have sold a total of 2,455,773 shares of common stock for net gross proceeds of $34,090,295.
Our investment activities are managed by OFS Advisor and supervised by our Board, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital, a publicly traded BDC with an investment strategy similar to the Company's. Effective August 3, 2020, OFS Advisor engaged CIM Capital to provide sub-advisory services to us pursuant to the Sub-Advisory Agreement. See "—Management and Other Agreements–Investment Sub-Advisory Agreement." See "—Risks Related to OFS Advisor and its Affiliates."

Also, we have entered into an Administration Agreement with OFS Services. Under our Administration Agreement, we have agreed to reimburse OFS Services for our allocable portion (subject to the review and approval of our Board) of overhead and other expenses incurred by OFS Services in performing its obligations under the Administration Agreement. See "—Management and Other Agreements–Administration Agreement."
A BDC is generally not permitted to incur indebtedness unless immediately after such borrowing it has an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, Section 61(a)(2) of the 1940 Act permits BDCs to be subject to a minimum asset coverage ratio of 150%, if specific conditions are satisfied, when issuing senior securities (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets).
On November 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, and we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholder as of November 6, 2018, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, the asset coverage ratio test applicable to us was decreased from 200% to 150%, effective November 6, 2019.
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
About OFS and Our Advisor
OFS is a full-service provider of capital and leveraged finance solutions to U.S. companies. As of December 31, 2020, OFS had 50 full-time employees. OFS is headquartered in Chicago, Illinois and also has offices in New York, New York and Los Angeles, California.
Our investment activities are managed by OFS Advisor, our investment adviser. OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. As our investment adviser, OFS Advisor allocates investment opportunities among us and any other clients in accordance with its allocation policy. See "Regulation — Exemptive Relief". OFS Advisor is a registered investment adviser under the Advisers Act and a wholly-owned subsidiary of OFSAM.
Our relationship with OFS Advisor is governed by and dependent on the Investment Advisory Agreement and may be subject to conflicts of interest. See "Item 1A. Risk Factors — Risks Related to Our Business and Structure  — We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients." OFS Advisor provides us with advisory services in exchange for a base management fee and incentive fee; see “Management and Other Agreements—Investment Advisory Agreement”. The base management fee is based on our total assets (other than cash and cash equivalents. Our management fee includes assets purchased with borrowed funds and assets owned by any consolidated entity; therefore, OFS Advisor will benefit when we incur debt or use leverage. Our Board is charged with protecting our interests by monitoring how OFS Advisor addresses these and other conflicts of interest associated with its management services and compensation. While our Board is not expected to review or approve each borrowing or incurrence of leverage, our independent directors periodically review OFS Advisor’s services and fees as well as its portfolio management decisions and portfolio performance.
Under the Staffing Agreement, OFSC makes experienced investment professionals available to OFS Advisor and provides OFS Advisor with access to the senior investment personnel of OFS and its affiliates. The Staffing Agreement also provides OFS Advisor with access to deal flow generated by OFS and its affiliates in the ordinary course of their businesses and commits the members of OFS Advisor’s investment committee to serve in that capacity. See "Item 1A. Business — Conflicts of Interest" and "Item 1A. Risk Factors — Risks Related to Our Business and Structure  — We may have additional conflicts related to other arrangements with OFS Advisor or its affiliates."
OFS Advisor capitalizes on the deal origination and sourcing, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of OFS’s professionals. The senior management team of OFS, including Bilal Rashid and Jeffrey A. Cerny, provides services to OFS Advisor. These managers have developed a broad network of contacts within the investment community, and possess an average of over 20 years of experience investing in debt and equity securities of middle-market companies. In addition, these managers have extensive experience investing in assets that constitute our primary focus and have expertise in investing across all levels of the capital structure of middle-market companies.
Competitive Strengths and Core Competencies
Deep Management Team Experienced in All Phases of Investment Cycle and Across All Levels of the Capital Structure. We are managed by OFS Advisor, which has access to the resources and expertise of OFS’s investment professionals through the Staffing Agreement with OFSC. As of December 31, 2020, OFS’s credit and investment professionals (including all investment committee members) employed by OFSC had an average of over 15 years of investment experience with strong institutional backgrounds.
Significant Investment Capacity. The net proceeds of equity and debt offerings and borrowing capacity under our credit facilities will provide us with a substantial amount of capital available for deployment into new investment opportunities in our targeted asset class.
Scalable Infrastructure Supporting the Entire Investment Cycle. We believe that our loan acquisition, origination and sourcing, underwriting, administration and management platform is scalable (that is, it can be expanded on a cost-efficient basis within a timeframe that meets the demands of business growth). Our platform extends beyond origination and sourcing and includes a regimented credit monitoring system. We believe that our careful approach, which involves ongoing review and analysis by an experienced team of professionals, should enable us to identify problems early and to assist borrowers before they face difficult liquidity constraints.
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
Sub-Advisor
Effective August 3, 2020, OFS Advisor engaged CIM Capital to serve as our sub-adviser in accordance with the Sub-Advisory Agreement. Pursuant to the terms of the Sub-Advisory Agreement, CIM Capital evaluates and advises us on private capital market strategy, including market trends and terms, provides financial and strategic planning advice and analysis, interprets market demand for products, assists in establishing our operational readiness and selecting and negotiating engagements with third-party service providers, and coordinates the dissemination of customary information to interested parties.
Under the Sub-Advisory Agreement, at the end of each calendar quarter, OFS Advisor pays CIM Capital a fee calculated by: (i) taking the total management fees (base management fees plus any incentive fees) payable to OFS Advisor by the Company for each such quarter and multiplying such amount by a fraction, the numerator of which shall equal total unlevered equity capital attributable to the sale of the Company’s common stock through the end of the quarter (the “Total Contributed Capital”) minus $29,512,462 and the denominator of which shall equal the Total Contributed Capital (such product, the “Adjusted Management Fee Amount”); and (ii) multiplying the Adjusted Management Fee Amount by 0.50. CIM Capital's fees will be paid by OFS Advisor out of the fees OFS Advisor receives from us pursuant to the Investment Advisory Agreement and will not impact our expenses.
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
Market Opportunity
Our investment strategy is focused primarily on investments in middle-market companies in the United States. We find the middle-market attractive for the following reasons:
Large Target Market. According to the National Center for the Middle Market, as of the fourth quarter of 2020 there were approximately 200,000 companies in the United States with annual revenues between $10 million and $1.0 billion. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow.
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
We target U.S. middle-market companies through OFS’s access to a network of financial institutions, private equity sponsors, investment banks, consultants and attorneys, and our proprietary database of borrowers developed over OFS’s more than 20 years in lending to middle-market companies. A typical targeted borrower will exhibit certain of the following characteristics:
•number of employees between 150 and 2,000;
•revenues between $15 million and $300 million;
•annual EBITDA between $5 million and $50 million;
•generally, private companies owned by private equity firms or owners/operators;
•enterprise value between $10 million and $500 million;
•effective and experienced management teams;
•defensible market share;
•solid historical financial performance, including a steady stream of cash flow;
•high degree of recurring revenue;
•diversity of customers, markets, products and geography; and

•differentiated products or services.
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
Our due diligence and underwriting process typically addresses the following elements (although certain elements may not be included in every due diligence undertaking):
•Prospective Portfolio Company Characteristics: focusing on primary drivers of the company’s revenues and cash flows, including its key products and services; customer and supplier concentrations, and contractual relationships; depth, breadth, and quality of company management, as well as the extent to which the management team is appropriately compensated with equity incentives; and any regulatory, labor, or litigation matters impacting the company.
•Industry and Competitive Overview: including industry size and the company’s position within it; growth potential and barriers to entry; governmental, regulatory, or technological issues potentially affecting the industry; and cyclicality or seasonality risks associated with the industry.
•Financial Analysis: involving an understanding of the company’s historical financial results, focusing on actual operating trends experienced over time, in order to forecast future performance, including in various sensitized performance scenarios; attention to projected cash flows, debt service coverage, and leverage multiples under such scenarios; and an assessment of enterprise valuations and debt repayment/investment recovery prospects given such sensitized performance scenarios.
•Investment Documentation: focusing on obtaining the best legal protections available to us given our position within the capital structure, including, as appropriate, financial covenants; collateral liens and stock pledges; review of loan documents of other of the prospective portfolio company’s creditors; and negotiation of inter-creditor agreements.
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
As of December 31, 2020, we had debt investments in 29 portfolio companies, totaling $39,271,526 at fair value, of which $0, $37,258,347, $1,861,548, $151,631, and $0 were rated 2, 3, 4, 5, and 6, respectively.
Investment Committees
OFS Advisor’s Pre-Allocation Investment Committee, Broadly Syndicated Investment Committee, Structured Credit Investment Committee, and Middle-Market Investment Committee, (collectively, the “Advisor Investment Committees”), are responsible for the overall asset allocation decisions and the evaluation and approval of investments of OFS Advisor’s advisory clients.
The Middle-Market Investment Committee, which is comprised of Richard Ressler (Chairman), Jeffrey A. Cerny, Kyde Sharp and Bilal Rashid, is responsible for the evaluation and approval of all the investments made by us.
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
Broadly Syndicated Loans. Broadly Syndicated Loans (whose features are similar to those described under “Senior Secured First-Lien Loans” and “Senior Secured Second-Lien Loans” above) are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than the middle-market characteristics described above. The proceeds of Broadly Syndicated Loans are often used for leveraged buyout transactions, mergers and acquisitions, recapitalizations, refinancings, and financing capital expenditures. Broadly Syndicated Loans are typically distributed by the arranging bank to a diverse group of investors primarily consisting of: CLOs; senior secured loan and high yield bond mutual funds; closed-end funds, hedge funds, banks and insurance companies; and finance companies. A borrower must comply with various covenants contained in a loan agreement or note purchase agreement between the borrower and the holders of the Broadly Syndicated Loan (the “Loan Agreement”). In a typical Broadly Syndicated Loan, an administrative agent (the “Agent”) administers the terms of the Loan Agreement. In such cases, the Agent is normally responsible for the collection of principal and interest payments from the borrower and the apportionment of these payments to the credit of all institutions that are parties to the Loan Agreement. We will generally rely upon the Agent or an intermediate participant to receive and forward to us our portion of the principal and interest payments on the Broadly Syndicated Loan. Additionally, we normally will rely on the Agent and the other loan investors to use appropriate credit remedies against the borrower. The Agent is typically responsible for monitoring compliance with covenants contained in the Loan Agreement based upon reports prepared by the borrower. The Agent may monitor the value of the collateral and, if the value of the collateral declines, may accelerate the Broadly Syndicated Loan, may give the borrower an opportunity to provide additional collateral or may seek other protection for the benefit of the participants in the Broadly Syndicated Loan. The Agent is compensated by the borrower for providing these services under a Loan Agreement, and such compensation may include special fees paid upon structuring and funding the Broadly Syndicated Loan and other fees paid on a continuing basis. The Broadly Syndicated Loans in which we invest may include loans that are considered “covenant-lite” loans, because of their lack of a full set of financial maintenance covenants.
These loans referenced above are categorized as Senior Secured Loans in our consolidated schedule of investments included in "Part II, Item 8. Financial Statements and Supplementary Data."
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
Structured Finance Notes. Structured Finance Notes include the subordinated debt or mezzanine debt positions of a CLO. We may purchase interests in the subordinated debt (colloquially referred to as “equity securities”) or the mezzanine debt, generally considered the tranches rated BB to B, of CLOs—which are collateralized by portfolios primarily consisting of below-investment-grade senior secured loans with a large number of distinct underlying U.S. borrowers across various industry sectors. The subordinated debt tranches of CLOs are unrated, represent the first loss position in a CLO structure, are typically leveraged 9 to 13 times which translates to approximately 11% to 8% of a CLOs’ capital structure, respectively. The leverage can magnify our gains and losses on such investments. CLO subordinated debt positions are entitled to recurring distributions which are generally equal to the residual cash flow of payments received from underlying securities less contractual payments to more senior CLO debt holders and fund expenses. Economically, CLO subordinated debt is equity-like in that it represents the residual interest in the CLO assets that bears the ultimate risk of loss and receives the benefits of success, but lacks features enabling its holders to direct the operations of the entity typically associated with equity instruments. Mezzanine debt is typically the tranches immediately senior to the subordinated debt and representing approximately 4% to 7% of the CLOs’ capital structures. Mezzanine debt tranches represent the second loss position, and can become the residual interest if assets are insufficient to retire the mezzanine tranche at par.
General Structuring Considerations. We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. We seek to limit the downside potential of our investments by:
•selecting investments that we believe have a very low probability of loss;
•requiring a total return on our investments (including both interest and potential equity appreciation) that we believe will compensate us appropriately for credit risk; and
•negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with the preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or rights to a seat on the board of directors under some circumstances.
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
We expect to continue to use the expertise of the investment professionals of OFS to which we have access, to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of the senior members of OFS and its affiliates will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. See "Item 1A. Risk Factors - We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses" for additional information concerning the competitive risks we face.
Administration
We do not have any direct employees, and our day-to-day investment operations are managed by OFS Advisor. We have a chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, corporate secretary and, to the extent necessary, our Board may elect to appoint additional officers going forward. Our officers are employees of OFSC, an affiliate of OFS Advisor, and a portion of the compensation paid to our officers is paid by us pursuant to the Administration Agreement. All of our executive officers are also officers of OFS Advisor.
MANAGEMENT AND OTHER AGREEMENTS
Investment Advisory Agreement
OFS Advisor is registered as an investment adviser under the Advisers Act. OFS Advisor is a wholly owned subsidiary of OFSAM. Pursuant to the Investment Advisory Agreement with and subject to the overall supervision of our Board and in accordance with the 1940 Act, OFS Advisor provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, OFS Advisor:
•determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•assists us in determining what securities we purchase, retain or sell;
•identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and
•executes, closes, services and monitors the investments we make.
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
We pay OFS Advisor an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:
•no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate;
•100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter. We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.1875%) as the “catch-up” provision. The catch-up is meant to provide OFS Advisor with 20.0% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this pre-incentive fee net investment income exceeds 2.1875% in any calendar quarter; and
•20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter.
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
The base management fee is payable quarterly in arrears and was $542,416, $405,282, and $183,011 for the years ended December 31, 2020, 2019, and 2018, respectively.
Examples of Incentive Fee Calculation
Example 1—Income Related Portion of Incentive Fee:
Assumptions
◦Hurdle rate(1) = 1.75%
◦Management fee(2) = 0.3125%
◦Other estimated expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%
(1)Represents a quarter of the 7.0% annualized hurdle rate.
(2)Represents a quarter of the 1.25% annualized management fee.
(3)Excludes estimated offering expenses.
Alternative 1
Additional Assumptions
•Investment income (including interest, dividends, fees, etc.) = 1.25%
•Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 0.7375%
Pre-incentive fee net investment income does not exceed the hurdle rate, therefore there is no incentive fee.
Alternative 2
Additional Assumptions
•Investment income (including interest, dividends, fees, etc.) = 2.60%
•Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 2.0875%
Pre-incentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee.

Incentive Fee	=	100% × “Catch-Up” + the greater of 0% AND (20% × (pre-incentive fee net investment income – 2.1875%))

	=	(100% × (2.0875% – 1.75%)) + 0%

	=	100% × 0.3375%

	=	0.3375%
Alternative 3
Additional Assumptions
•Investment income (including interest, dividends, fees, etc.) = 3.30%
•Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 2.7875%
Pre-incentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee.

Incentive Fee	=	100% × “Catch-Up” + the greater of 0% AND (20% × (pre-incentive fee net investment income – 2.1875%))

	=	(100% × (2.1875% – 1.75%)) + (20% × (2.7875% – 2.1875%))

	=	0.4375% + (20% × 0.60%)

	=	0.4375% + 0.12%

	=	0.5575%

Example 2—Capital Gains Portion of Incentive Fee:
Alternative 1
Assumptions
•Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)
•Year 2: Investment A is sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million
•Year 3: FMV of Investment B determined to be $25 million
•Year 4: Investment B sold for $31 million
The capital gains portion of the incentive fee, if any, would be:
•Year 1: None (no sales transactions)
•Year 2: $6 million (20% multiplied by $30 million realized capital gains on sale of Investment A)
•Year 3: None; $5 million (20% multiplied by $30 million cumulative realized capital gains less $5 million cumulative unrealized capital depreciation) less $6 million (Capital Gains Fee paid in Year 2)
•Year 4: $200,000; $6.2 million (20% multiplied by $31 million cumulative realized capital gains) less $6 million (Capital Gains Fee paid in Year 2)

Alternative 2
Assumptions
•Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
•Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million
•Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million
•Year 4: FMV of Investment B determined to be $35 million
•Year 5: Investment B sold for $20 million
The capital gains portion of the incentive fee, if any, would be:
•Year 1: None (no sales transactions)
•Year 2: $5 million (20% multiplied by $30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)
•Year 3: $1.4 million; $6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains on Investment A and Investment C less $3 million cumulative unrealized capital depreciation on Investment B)) less $5 million (Capital Gains Fee paid in Year 2)
•Year 4: $0.6 million; $7 million (20% multiplied by $35 million (cumulative realized capital gains on Investment A and Investment C)) less $6.4 million (cumulative Capital Gains Fee paid in all prior years)
•Year 5: None; $5 million (20% multiplied by $25 million ($35 million cumulative realized capital gains on Investments A and C less $10 million realized capital losses on Investment B)) less $7 million (cumulative Capital Gains Fee paid in all prior years))
Incentive fee expense incurred was $277,399, $195,720, and $-0- for the years ended December 31, 2020, 2019 and 2018, respectively. Incentive fees for the years ended December 31, 2020, 2019 and 2018, included Part One incentive fees (based on net investment income) of $277,399, $195,720, and $-0-, and Part Two incentive fees (based upon net realized and unrealized gains and losses, or capital gains) of $0, $0 and $0, respectively.
Payment of Our Expenses
Under the Investment Advisory Agreement, OFS Advisor paid the costs relating to our organization and the Offering, and, effective August 3, 2020, CIM Capital has paid, and may continue to pay, expenses related to the Offering as long as the Sub-Advisory Agreement is in effect. Offering costs consist of costs incurred by CIM Capital and its affiliates on our behalf for legal, accounting, printing and other offering expenses, including costs associated with technology integration between our systems and those of participating broker-dealers, permissible due diligence reimbursements, marketing expenses, employments costs and direct expenses of OFS Advisor's or CIM Capital's employees, employees of their affiliates and others while engaged in marketing our common stock, which include the development of marketing materials and marketing presentations and training and educational meetings and generally coordinating the marketing process for us.
For so long as the Advisory Agreements are in effect, we will reimburse the Advisors for the organization and offering expenses incurred by the Advisors on our behalf in an amount up to 1.5% of the gross proceeds raised by us in the Offering. Our obligation to reimburse the Advisors for the organization and offering costs incurred by the Advisors on our behalf will terminate three years from the date on which each such expense was incurred.
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
Duration and Termination
Unless terminated earlier as described below, the Investment Advisory Agreement will remain in effect from year to year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by OFS Advisor and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice.
Expense Support Agreement
OFS Advisor previously provided us expense support under the Prior Expense Support Agreement, pursuant to which OFS Advisor paid us a portion of our operating expenses (an “Expense Support Payment”) for each quarter in which we declared a distribution to our stockholders. Pursuant to the Expense Support Agreement, CIM Capital will provide us with ongoing expense support. The Prior Expense Support Agreement was in effect through August 3, 2020, with the Expense Support Agreement effective thereafter. The Prior Expense Support Agreement and the Expense Support Agreement (the "ESAs") are designed to ensure no portion of our distribution to stockholders will be paid from Offering proceeds, and will provide for expense reduction payments to us in any quarterly period our cumulative distributions to stockholders exceeds our cumulative distributable ordinary income and net realized gains.
The ESAs also provide for reimbursement of these payments by us to the Advisors conditioned upon our maintenance of our historic distribution rate and our realization of an unsupported "other operating expenses" ratio below historic levels of supported expense ratios for the period(s) to be reimbursed. For this purpose, “other operating expenses” means all of our operating expenses, excluding organizational and offering expenses, base management fees and incentive fees, distribution and stockholder servicing fees, financing fees and interest, and brokerage commissions and extraordinary expenses. In addition, all reimbursement payments shall be deemed to relate to the earliest unreimbursed expense payments made by the Advisors to us within three years prior to the last business day of the quarter in which such reimbursement payment obligation is incurred.
The Expense Support Agreement may be terminated by CIM Capital, without payment of any penalty, upon written notice to us. In addition, the Expense Support Agreement will automatically terminate in the event of (i) our termination of the Sub-Advisory Agreement, or (ii) our dissolution or liquidation. The expense reimbursement may not be made for the purpose or effect of increasing the amount of the incentive fee to be paid by us to OFS Advisor. The Advisors will not be entitled to reimbursement if our distribution rate is lower than the distribution rate made at the time the expenses were reimbursed or if the other operating expense ratio at the time of reimbursement exceeds the expense ratio that was in effect at the time the expenses were reimbursed.
OFS Advisor voluntarily agreed to provide expense support for operating expenses, excluding organization and operating expenses, which are separately supported under the Investment Advisory Agreement, incurred through December 31, 2016, and to only seek reimbursement for such voluntary expense support in accordance with the Prior Expense Support Agreement as if such expense support had been required by the Prior Expense Support Agreement in connection with a distribution at an annualized rate of 7.0% per share.
Sub-Advisory Agreement
Effective August 3, 2020, OFS Advisor engaged CIM Capital to serve as our sub-adviser in accordance with the Sub-Advisory Agreement. Pursuant to the terms of the Sub-Advisory Agreement, CIM Capital evaluates and advises us on private capital market strategy, including market trends and terms, provides financial and strategic planning advice and analysis, interprets market demand for products, assists in establishing our operational readiness and selecting and negotiating engagements with third-party service providers, and coordinates the dissemination of customary information to interested parties.
Under the Sub-Advisory Agreement, at the end of each calendar quarter, OFS Advisor shall pay CIM Capital a fee calculated by: (i) taking the total management fees (base management fees plus any incentive fees) payable to OFS Advisor by the Company for each such quarter and multiplying such amount by a fraction, the numerator of which shall equal total unlevered equity capital attributable to the sale of the Company’s common stock through the end of the quarter (the “Total Contributed Capital”) minus $29,512,462 and the denominator of which shall equal the Total Contributed Capital (such product, the “Adjusted Management Fee Amount”); and (ii) multiplying the Adjusted Management Fee Amount by 0.50. CIM Capital's fees will be paid by OFS Advisor out of the fees OFS Advisor receives from the Company pursuant to the Investment Advisory Agreement and will not impact the Company’s expenses.
Administration Agreement
Pursuant to the Administration Agreement, OFS Services, an affiliate of OFS Advisor, provides the administrative services necessary for us to operate. OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, and bookkeeping and record keeping services at such facilities. Under the Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, OFS Services provides managerial assistance on our behalf to certain portfolio companies that accept our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our Board) of OFS Services’ overhead in performing its obligations under the Administration Agreement, including rent, information technology, and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. The Administration Agreement may be renewed annually with the approval of our Board, including a majority of our directors who are not “interested persons.” The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that OFS Services outsources any of its functions, we pay the fees associated with such functions at cost without incremental profit to OFS Services.
We incurred administration fee expenses of $842,972, $675,155 and $581,294 for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Board Approval of the Investment Advisory and Administrative Agreements
Our Board, including our independent directors, approved the continuation of the Investment Advisory Agreement at a meeting held on April 2, 2020. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:
•the nature, quality and extent of the advisory and other services to be provided to us by OFS Advisor;
•the fee structures of comparable externally managed BDCs that engage in similar investing activities;
•our projected operating expenses and expense ratio compared to BDCs with similar investment objectives;
•any existing and potential sources of indirect income to OFS Advisor from its relationship with us and the profitability of that relationship, including through the Investment Advisory Agreement;
•information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; and
•the organizational capability and financial condition of OFS Advisor and its affiliates.
Based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors, concluded that the investment advisory fee rates are reasonable in relation to the services to be provided and approved the Investment Advisory Agreement as being in the best interests of our stockholders.
The Administration Agreement was originally approved by our Board on March 31, 2016, became effective on July 15, 2016 and was continued on April 2, 2020.
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
We generally cannot issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if (1) our Board determines that such sale is in our best interests and the best interests of our stockholders, and (2) our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such securities.
We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received exemptive relief from the SEC to permit us to co-invest in portfolio companies with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. The Order superseded a previous co-investment order we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. We are generally permitted to co-invest with Affiliated Funds if under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of OFS Capital and/or other portfolio funds established by OFS Advisor that could avail themselves of the exemptive relief.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates, even if such other funds had not previously invested in such existing portfolio company. Without this order, affiliated funds would not be able to participate in such co-investments with us unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order expired on December 31, 2020, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein.
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Prior to January 19, 2021, except for registered money market funds, we generally were prohibited from acquiring more than 3% of the voting stock of any registered investment company, investing more than 5% of the value of our total assets in the securities of one investment company, or investing more than 10% of the value of our total assets in the securities of more than one investment company without obtaining exemptive relief from the SEC. However, the SEC adopted new rules, which became effective on January 19, 2021, that allow us to acquire the securities of other investment companies in excess of the 3%, 5%, and 10% limitations without obtaining exemptive relief if we comply with certain conditions. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies. None of our investment policies are fundamental and may be changed without stockholder approval.
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
(a)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:
•is organized under the laws of, and has its principal place of business in, the United States;
•is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
•satisfies either of the following:
◦does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or
◦is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company;
(b)Securities of any eligible portfolio company which we control;
(c)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements;
(d)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company;
(e)Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities; and
(f)Cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.
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
Managerial Assistance to Portfolio Companies
A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (a), (b) or (c) under "Qualifying Assets" above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance, although this may not be the sole method by which the BDC satisfies the requirement to make available managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
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
Senior Securities
A BDC generally is not permitted to incur indebtedness unless immediately after such borrowing it has an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, Section 61(a)(2) of the 1940 Act provides that a BDC may reduce its asset coverage ratio, provided that certain conditions are met.
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
On November 6, 2018, the Company’s Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved a proposal to permit the Company to reduce the minimum asset coverage ratio applicable to it from 200% to 150%, as permitted by Section 61(a)(2) of the 1940 Act and we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholder as of November 6, 2018, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, the asset coverage ratio test applicable to the Company decreased from 200% to 150%, effective November 6, 2019.
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
Exemptive Relief
We are generally prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the BDC prohibition on transactions with affiliates to prohibit all “joint transactions” between entities that share a common investment adviser. Further, the 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so.

On August 4, 2020, we received exemptive relief from the SEC to permit us to co-invest in portfolio companies with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. The Order superseded a previous co-investment order we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. We are generally permitted to co-invest with Affiliated Funds if under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates even if such other funds had not previously invested in such existing portfolio company. Without this order, affiliated funds would not be able to participate in such co-investments with us unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein.
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
Taxation as a RIC
If we:
•maintain our qualification as a RIC; and
•satisfy the Annual Distribution Requirement;
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
In order to maintain our qualification as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, certain payments with respect to loans of stock and securities, gains from the sale or other disposition of stock, securities, or foreign currencies and other income (including but not limited to gains from options, futures or forward contracts) derived with respect to our business of investing in such stock, securities or currencies, and net income derived from interests in “qualified publicly traded partnerships,” as such term is defined in the Code (the "90% Income Test"); and
•diversify our holdings so that at the end of each quarter of the taxable year:
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities, with such other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of our assets and 10% of the outstanding voting securities of such issuer; and
◦no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that we control (as determined under applicable tax rules) and that are engaged in the same, similar or related trades or businesses or of one or more qualified publicly traded partnerships (the “Diversification Tests”).
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
Our investments in Structured Finance Notes are “passive foreign investment company” (a “PFIC”) investments, which can subject us to U.S. federal income tax on our allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if our allocable share of such income is distributed as a taxable dividend to our stockholders. Additional charges in the nature of interest generally would also be imposed on us for the deemed delay in our reporting of such excess distribution and the earning of such income by underlying PFIC. However, we have elected, and expect to continue to elect, to treat our investments in PFICs as a “qualified electing funds” under the Code (a “QEF”), and in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. In lieu of a QEF election, we may in the future elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in its income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.
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
Conflicts Related to Portfolio Investments
Conflicts may arise when we make an investment in conjunction with an investment being made by an Affiliated Account, or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Questions arise as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced.
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
Co-Investment with Affiliates
On August 4, 2020, we received exemptive relief from the SEC to permit us to co-invest in portfolio companies with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. The Order superseded a previous co-investment order we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. We are generally permitted to co-invest with Affiliated Funds if under the terms of the Order, a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates, even if such other funds had not previously invested in such existing portfolio company. Without this order, affiliated funds would not be able to participate in such co-investments with us unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order expired on December 31, 2020, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein.
When we invest alongside Affiliated Accounts, OFS Advisor will, to the extent consistent with applicable law, regulatory guidance, or the Order, allocate investment opportunities in accordance with its allocation policy. Under this allocation policy, if two or more investment vehicles with similar or overlapping investment strategies are in their investment periods, an available opportunity will be allocated based on the provisions governing allocations of such investment opportunities in the relevant organizational, offering or similar documents, if any, for such investment vehicles. In the absence of any such provisions, OFS Advisor will consider the following factors and the weight that should be given with respect to each of these factors:
•investment guidelines and/or restrictions, if any, set forth in the applicable organizational, offering or similar documents for the investment vehicles;
•the status of tax restrictions and tests and other regulatory restrictions and tests;
•risk and return profile of the investment vehicles;
•suitability/priority of a particular investment for the investment vehicles;
•if applicable, the targeted position size of the investment for the investment vehicles
•level of available cash for investment with respect to the investment vehicles;
•total amount of funds committed to the investment vehicles; and
•the age of the investment vehicles and the remaining term of their respective investment periods, if any.
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

Item 1A.    Risk Factors
RISK FACTORS
Investing in our common stock involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our common stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in our common stock, as well as those factors generally associated with an investment company with investment objectives, investment policies and capital structures similar to ours.
Summary Risk Factors
We are subject to risks related to our business and structure.
•Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
•Due to the COVID-19 pandemic or other disruptions in the economy, we may reduce, defer or eliminate our dividends and choose to incur US federal excise tax in order preserve cash and maintain flexibility.
•Historical data regarding our business, results of operations, financial condition and liquidity does not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance.
•We may leverage our portfolio, which would magnify the potential for gain or loss on amounts invested and will increase the risk of investing in us.
•Our investment portfolio is recorded at fair value, with our Board having final responsibility for overseeing, reviewing and determining, in accordance with the 1940 Act, the fair value of our investments. As a result, there will be uncertainty as to the value of our portfolio investments.
•Our financial condition and results of operations depend on OFS Advisor’s ability to effectively manage and deploy capital, and we are dependent upon the OFS senior professionals for our future success and upon their access to the investment professionals and partners of OFSAM and its affiliates.
•OFS Advisor and OFS Services each has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
•There are significant potential conflicts of interest which could impact our investment returns.
•Our incentive fee structure may incentivize OFS Advisor to pursue speculative investments, use leverage when it may be unwise to do so, refrain from de-levering when it would otherwise be appropriate to do so, or include optimistic assumptions in the determination of net investment income.
•A general increase in interest rates may have the effect of making it easier for OFS Advisor to receive incentive fees, without necessarily resulting in an increase in our net earnings.
•OFS Advisor’s liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify OFS Advisor against certain liabilities, which may lead OFS Advisor to act in a riskier manner on our behalf than it would when acting for its own account.
•We may not replicate the historical results achieved by OFSAM or other entities managed or sponsored by OFSAM and its other affiliates.
•Our Board may change our operating policies and strategies without stockholder approval, the effects of which may be adverse.
•We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our tax treatment as a RIC.
•Our subsidiaries and portfolio companies may be unable to make distributions to us that will enable us to meet RIC requirements, which could result in the imposition of an entity-level tax.
•We may choose to pay distributions in our own common stock, in which case, our stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions they receive.
•Because we expect to distribute substantially all of our ordinary income and net realized capital gains to our stockholders, we may need additional capital to finance the acquisition of new investments and such capital may not be available on favorable terms, or at all.
•Significant stockholders may control the outcome of matters submitted to our stockholders.

•Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.
•Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We are subject to risks related to our investments.
•Events outside of our control, including public health crises, have negatively affected and will continue to negatively affect our investments and our results of operations.
•Our investments in private and middle-market portfolio companies are generally considered lower credit quality obligations, are risky, and we could lose all or part of our investment.
•Our investments in Structured Finance Notes carry additional risks to the risks associated with investing in private debt.
•Our investments in Structured Finance Notes are more likely to suffer a loss of all or a portion of their value in the event of a default.
•We are a non-diversified management investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer.
•If we make subordinated investments, the obligors or the portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
•Uncertainty relating to the LIBOR calculation process may adversely affect the value of any portfolio of LIBOR-indexed, floating-rate debt securities.
•There is a risk that stockholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital. We are subject to risks related to our business and structure.

Risks Related to the COVID-19 Pandemic

Global economic, political and market conditions caused by the current public health crisis have adversely affected, and may continue to adversely affect our business, results of operations and financial condition and those of our portfolio companies.
A novel strain of coronavirus (“COVID-19”) initially appeared in China in late 2019 and rapidly spread to other countries, including the United States. In an attempt to slow the spread of the coronavirus, governments in many jurisdictions, including the United States, placed restrictions on travel, issued “stay at home” orders and ordered the temporary closure of “non-essential” businesses, such as factories and retail stores. These restrictions and closures have impacted supply chains, consumer demand and the operations of many businesses. As jurisdictions around the United States and the world continue to experience surges in cases of COVID-19 and governments consider pausing the lifting of or re-imposing restrictions, there is considerable uncertainty surrounding the full economic impact of the coronavirus and the long-term effects on the U.S. and global financial markets.
Any disruptions in the capital markets, as a result of the COVID-19 pandemic or otherwise, may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and any other unfavorable economic conditions created by the COVID-19 pandemic and related restrictions and closures could increase our funding costs, limit our access to the capital markets and result in a decision by lenders not to extend credit to us. During most of 2020, the occurrence of these events negatively impacted the fair value of the investments that we held, and if they were to continue, worsen, or occur again in the future, could limit our investment originations (including as a result of the investment professionals of OFS Advisor diverting their time to the restructuring of certain investments), negatively impact our operating results and limit our ability to grow. In addition, our success depends in substantial part on the management, skill and acumen of OFS Advisor, whose operations may be adversely impacted, including through quarantine measures and travel restrictions imposed on its investment professionals or service providers, or any related health issues of such investment professionals or service providers. Though all of OFS Advisor’s employees are able to work remotely, these closures have nevertheless affected many of our borrowers and many businesses through which we seek new borrowers, resulting in significant declines in new loans and investments throughout 2020. These effects, individually or in the aggregate, have had, and may in the future continue to have, an adverse impact on our business, financial condition, operating results and cash flows and such adverse impacts may be material.
In addition, the COVID-19-related restrictions and closures and related market conditions resulted in, and if re- imposed in the future, could further result in, certain of our portfolio companies halting or significantly curtailing operations and negative impacts to the supply chains of certain of our portfolio companies. The financial results of middle-market companies in which we primarily invest, have experienced deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults, and further deterioration will further depress the outlook for middle- market companies. Further, adverse economic conditions have decreased, and may in the future decrease, the value of collateral securing some of our loans and the value of our equity investments. Such conditions have required, and may in the future require, us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which can result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations. In addition, as governments ease COVID-19 related restrictions, certain of our portfolio companies may experience increases in health and safety expenses, payroll costs and other operating expenses. The COVID-19 pandemic has also led to significant interest rate reductions by the Federal Reserve, including dropping certain rates to near zero, and market uncertainty, which has had, and may continue to have, a materially adverse effect on us.
As the potential impact of the COVID-19 pandemic remains difficult to predict, the extent to which the COVID-19 pandemic could negatively affect our and our portfolio companies’ operating results or the duration or reoccurrence of any potential business or supply-chain disruption is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments regarding the duration and severity of the COVID-19 pandemic and the actions taken by governments (including stimulus measures or the lack thereof) and their citizens to contain the COVID-19 pandemic or treat its impact, all of which are beyond our control. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur US federal excise tax in order preserve cash and maintain flexibility.
As a BDC, we are not required to make any distributions to stockholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to stockholders for each taxable year at least 90% of our ICTI (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to corporate-level US federal income tax on our ICTI and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to stockholders. We will be subject to a 4% US federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.
Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to stockholders of record in the current year, the dividend will be treated for all U.S. federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2020 until as late as December 31, 2021. However, if we choose to pay a spillover dividend, we will still incur the 4% U.S. federal excise tax on some or all of the distribution.
Due to the COVID-19 pandemic or other disruptions in the economy, we anticipate that we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we anticipate that we may not be able to increase our dividends. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed below under the risk factor “We may in the future choose to pay distributions in our own stock, in which case stockholders may be required to pay tax in excess of the cash they receive”.

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
We do not have any internal management capacity or employees. We will depend on the diligence, skill and network of business contacts of the OFS senior professionals to achieve our investment objective. Our future success will depend, to a significant extent, on the continued service and coordination of the OFS senior management team, particularly Bilal Rashid, Senior Managing Director and President of OFSC, Jeffrey A. Cerny, Senior Managing Director and Treasurer of OFSC and Kyde Sharp, Managing Director of OFSC. Each of these individuals is an employee at will of OFSC. In addition, we rely on the services of Richard Ressler, Chairman of the executive committee of OFSAM and Chairman of certain of the Advisor Investment Committees, pursuant to a consulting agreement with Orchard Capital Corporation. The departure of Mr. Ressler or any of the senior managers of OFSC, or of a significant number of its other investment professionals, could have a material adverse effect on our ability to achieve our investment objective.
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
The Middle-Market Investment Committee that oversees our investment activities are provided by OFS Advisor under the Investment Advisory Agreement. The Middle-Market Investment Committee consists of Richard Ressler (Chairman), Jeffrey A. Cerny, Kyde Sharp and Bilal Rashid. The loss of any member of the Middle-Market Investment Committee or of other OFS senior professionals could limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition and results of operation.
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
Our investments may include contractual PIK interest or PIK dividends, which represents contractual interest or dividends added to a loan balance or equity security and due at the end of such loan’s or equity security’s term. To the extent PIK interest and PIK dividends constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash. Such risks include:
•The higher interest or dividend rates of PIK instruments reflect the payment deferral and increased risk associated with these instruments, and PIK instruments often represent a significantly higher risk than non-PIK instruments.
•Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
•PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK income may also create uncertainty about the source of our cash distributions.
•For accounting purposes, any cash distributions to stockholders representing PIK income are not treated as coming from paid-in capital. As a result, despite the fact that a distribution representing PIK income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.
•PIK interest or dividends have the effect of generating investment income at a compounding rate, thereby further increasing the incentive fees payable to OFS Advisor. Similarly, all things being equal, the deferral associated with PIK interest or dividends also decreases the investment principal-to-value ratio at a compounding rate.
A significant amount of our portfolio investments are recorded at fair value as determined in good faith by our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.
Many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our securities. Most of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures (ASC Topic 820). This means that a majority of our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of these portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We presently retain the services of independent service providers to prepare the valuation of these securities.
The types of factors that the Board takes into account in determining the fair value of our investments generally include, as appropriate, comparison to third-party yield benchmarks and comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
We adjust quarterly the valuation of our portfolio to reflect our Board's determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of income as net change in unrealized appreciation or depreciation.

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
On November 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of a reduced 150% asset coverage ratio to us; and we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholder as of November 6, 2018, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, pursuant to Section 61(a)(2) of the 1940 Act, we are subject to the reduced asset coverage ratio effective November 6, 2019. See "Effective November 6, 2019, we became subject to 150% Asset Coverage after receive the approval of our Board and meeting certain conditions".

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
Effective November 6, 2019, we became subject to 150% Asset Coverage after receiving the approval of our Board and meeting certain conditions.
The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, Section 61(a)(2) of the 1940 Act allows a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On November 6, 2018 a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board approved the application of the reduced asset coverage ratio to us. In accordance with Section 61(a)(2) of the 1940 Act, we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, the asset coverage ratio test applicable to us decreased from 200% to 150%, effective November 6, 2019 and we are able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets), assuming that additional borrowings are available.
Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then the additional leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not increased our leverage. Conversely, if the value of our assets decreases, the additional leverage would cause net asset value to decline more sharply than it otherwise would have had we not increased our leverage. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the additional leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not increased our leverage. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Risks Related to Our Business and Structure - We may finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

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
We may enter into reverse repurchase agreements as part of our management of our temporary investment portfolio. Under a reverse repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the reverse repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for our benefit.
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
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
In November 2020, the SEC adopted a rule regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the newly-adopted rule, BDCs that use derivatives would be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined in the rule. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our tax treatment as a RIC.
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
Our subsidiaries and portfolio companies may be unable to make distributions to us that will enable us to meet RIC requirements, which could result in the imposition of an entity-level tax.
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
We distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. In accordance with guidance issued by the Internal Revenue Service, a publicly traded RIC should generally be eligible to treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder is permitted to elect to receive his or her distribution in either cash or stock of the RIC (even where there is a limitation on the percentage of the distribution payable in cash, provided that the limitation is at least 20%), subject to the satisfaction of certain guidelines. If too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If this and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be a taxable distribution in an amount equal to the amount of cash that could have been received instead of stock. If we decide to make any distributions consistent with this guidance that are payable in part in our stock, stockholders receiving such distribution would be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, it may be subject to transaction fees (e.g., broker fees or transfer agent fees) and the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
Because we expect to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we may need additional capital to finance our growth and such capital may not be available on favorable terms or at all.
We have elected to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. If we meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify for tax treatment as RIC under the Code and will not have to pay corporate-level U.S. federal taxes on income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. Because we received the approval of our Board, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 150% at the time we issue any debt or preferred stock. See "Item 1A. Risk Factors - Effective November 6, 2019, we became subject to 150% Asset Coverage after receiving the approval of our Board and meeting certain conditions". This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure investors that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

Our PWB Credit Facility contains various covenants and restrictions which, if not complied with, could accelerate our repayment obligations under the credit facility or limit its use, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
The PWB Credit Facility provides us with a senior secured revolving line of credit of up to $15.0 million, with maximum availability equal to 35% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the PWB Credit Facility. The PWB Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The PWB Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. The PWB Credit Facility permits us to fund additional investments as long as we are within the conditions set out in the PWB Credit Facility. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lender, which would accelerate our repayment obligations under the PWB Credit Facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. We had $4.8 million outstanding under the PWB Credit Facility as of December 31, 2020.
Events outside of our control, including public health crises, may negatively affect the results of our operations.
Periods of market volatility could continue to occur in response to pandemics or other events outside of our control. We, OFS Advisor and the portfolio companies in which we invest could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including us, OFS Advisor, a portfolio company or a counterparty to us, OFS Advisor, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to a senior manager of OFS Advisor or its affiliates, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact us, OFS Advisor, or portfolio companies, as applicable.
Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more portfolio companies or its assets, could result in a loss to us, including if the investment in such portfolio companies is canceled, unwound or acquired (which could result in inadequate compensation). Any of the foregoing could therefore adversely affect the performance of us and our investments.

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
In addition, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy. Such changes could result in material differences to the strategies and plans set forth in this Annual Report on Form 10-K and our accounting practices described in this Annual Report on Form 10-K, and may shift our investment focus from the areas of expertise of OFS Advisor to other types of investments in which OFS Advisor may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder’s investment.
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
Significant U.S. federal tax reform legislation was recently enacted that, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, expands the circumstances in which a foreign corporation will be treated as a “controlled foreign corporation” and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. Prospective investors are urged to consult their tax advisors regarding the effects of the legislation on an investment in us.
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
There has been on-going discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs, which has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
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
Loss of tax treatment as a RIC would reduce our net asset value and distributable income.
We have elected to be treated as a RIC under the Code. As a RIC we will not pay U.S.federal income taxes on our income (including realized gains) that we distribute to our stockholders, provided that we satisfy certain distribution and other requirements. Accordingly, we will not be permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we fail to qualify for tax treatment as a RIC in any year, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value and the amount potentially available for distribution. In addition, if we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of stockholders. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock. See “Item 1. Business — Material U.S. Federal Income Tax Considerations — Taxation as a RIC.”
Our Board may change our investment objectives, operating policies and strategies without prior notice or stockholder approval.
Our Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the price value of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.
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
We are conditionally liable for costs incurred on our behalf by OFS Advisor and CIM Capital.
OFS Advisor and its affiliates have incurred significant organizational and offering costs on our behalf. Under the terms of the Investment Advisory Agreement, we are conditionally liable for these costs, meaning OFS Advisor is entitled to receive up to 1.5% of the gross proceeds raised in the Offering until all of the organization and offering costs paid by OFS Advisor and its affiliates have been recovered. Additionally, OFS Advisor, CIM Capital and their affiliates may continue to incur offering costs on our behalf throughout the Offering and for which we will also be conditionally liable.
Historically, OFS Advisor provided us with expense support that ensured, and CIM Capital currently provides support, under the Expense Support Agreement that ensures, no portion of our distributions to stockholders were, or will be paid, from Offering proceeds, and provided or provides as the case may be, for expense-reduction payments to us in any quarterly period in which our cumulative distributions to stockholders exceed our cumulative distributable ordinary income and net realized gains. We may become obligated to reimburse OFS Advisor or CIM Capital for expense support payments, conditioned upon maintenance of our per-share distribution rate and our realization of improved unsupported expense ratios.
Our dealer manager may face conflicts of interest as a result of a compensation arrangement between one of its affiliates and OFS Advisor.
In exchange for the provision of the sub-advisory services pursuant to the Sub-Advisory Agreement, CIM Capital, an affiliate of CCO, is entitled to receive a percentage of the total compensation received by OFS Advisor from the management and incentive fees payable by us to OFS Advisor in its capacity as our investment adviser. The purpose of this arrangement is to permit OFS Advisor to capitalize upon the expertise of CIM Capital and its affiliates in providing administrative, marketing and operational services with respect to non-exchange traded investment vehicles similar to us.
As a result of the Sub-Advisory Agreement, CCO has a financial interest in the performance of the assets recommended by OFS Advisor. CCO may face conflicts of interest as a result and may have an incentive to influence OFS Advisor to select investments that may not be in our best interest.
Risks Related to OFS Advisor and its Affiliates
We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients.
OFS Advisor and its affiliates manage other assets, including those of other BDCs and registered investment companies, separately managed accounts, accounts for which OFS Advisor or its affiliates may serve as subadviser and CLOs, and may manage other entities in the future, and these other funds and entities may have similar or overlapping investment strategies. Our executive officers, directors and members of the Advisor Investment Committees serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by OFS Advisor or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, OFS Advisor currently serves as the investment adviser to OFS Capital, a publicly-traded BDC, that invests primarily in senior secured loans of middle-market companies in the United States, similar to those we target for investment, including first-lien, second-lien and unitranche loans as well as subordinated loans and, to a lesser extent, warrants and other equity securities. OFS Advisor also serves as the investment adviser to OCCI, a closed-end management investment company that primarily invests in CLO debt and subordinated securities. Therefore, many investment opportunities will satisfy the investment criteria for both OFS Capital and us and, in certain instances, investment opportunities may be appropriate for OCCI as us. OFS Capital operates as a distinct and separate entity and any investment in our common stock will not be an investment in OFS Capital. In addition, our executive officers and certain of our independent directors serve in substantially similar capacities for OFS Capital and OCCI. Similarly, OFS Advisor and/or its affiliates may have other clients with, similar, different or competing investment objectives. In serving in these multiple capacities, our executive officers and directors, OFS Advisor and/or its affiliates, and members of the Advisor Investment Committees may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders.
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
Many of our portfolio investments may be made in the form of securities that are not publicly traded. As a result, our Board will determine the fair value of these securities in good faith and, as a result, there may be uncertainty as to the value of our portfolio investments. In connection with that determination, investment professionals from OFS Advisor may provide our Board with portfolio company valuations based upon the most recent portfolio company consolidated financial statements available and projected financial results of each portfolio company. In addition, the members of our Board who are not independent directors have a substantial indirect pecuniary interest in OFS Advisor. The participation of the OFS Advisor’s investment professionals in our valuation process, and the indirect pecuniary interest in OFS Advisor by those members of our Board, could result in a conflict of interest since OFS Advisor’s management fee is based, in part, on our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity).
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
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received exemptive relief from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds subject to compliance with the Order. The Order superseded a previous order we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. Pursuant to the Order, we are generally permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates, even if such other funds had not previously invested in such existing portfolio company. Without this order, affiliated funds would not be able to participate in such co-investments with us unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order expired on December 31, 2020, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein.
When we invest alongside clients of OFSAM and its affiliates or their respective other clients, OFS Advisor will, to the extent consistent with applicable law, regulatory guidance, or the Order, allocate investment opportunities in accordance with its allocation policy. Under this allocation policy, if two or more investment vehicles with similar or overlapping investment strategies are in their investment periods, an available opportunity will be allocated based on the provisions governing allocations of such investment opportunities in the relevant organizational, offering or similar documents, if any, for such investment vehicles. In the absence of any such provisions, OFS Advisor will consider the following factors and the weight that should be given with respect to each of these factors:
•investment guidelines and/or restrictions, if any, set forth in the applicable organizational, offering or similar documents for the investment vehicles;
•the status of tax restrictions and tests and other regulatory restrictions and tests;
•risk and return profile of the investment vehicles;
•suitability/priority of a particular investment for the investment vehicles;
•if applicable, the targeted position size of the investment for the investment vehicles;
•level of available cash for investment with respect to the investment vehicles;
•total amount of funds committed to the investment vehicles; and
•the age of the investment vehicles and the remaining term of their respective investment periods, if any.
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
OFS Advisor has the right, under the Investment Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If OFS Advisor resigns, we may not be able to find a new investment advisor or hire internal management with similar expertise and the ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the OFS Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
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
Our base management fee is payable based upon our total assets, other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity. This fee structure may encourage OFS Advisor to cause us to borrow money to finance additional investments. Under certain circumstances, the use of borrowed money may increase the likelihood of default, which would disfavor holders of our common stock. Given the subjective nature of the investment decisions made by OFS Advisor on our behalf, our Board may not be able to monitor this potential conflict of interest effectively.
Our incentive fee may induce OFS Advisor to make certain investments, including speculative investments.
The incentive fee payable by us to OFS Advisor may create an incentive for OFS Advisor to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to OFS Advisor is determined may encourage OFS Advisor to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor our stockholders. Generally, the more equity we sell in offerings and the greater the risk assumed by us with respect to our investments, the greater the potential for growth in our assets and profits (and, correlatively, the fees payable by us to CCO and OFS Advisor). These compensation arrangements could affect OFS Advisor’s or its affiliates’ judgment with respect to public offerings of equity and investments made by us, which allow CCO to earn additional sales commissions and dealer manager fees and OFS Advisor to earn increased asset management fees. In addition, the way in which the incentive fee payable to OFS Advisor is determined may encourage OFS Advisor to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor our stockholders.
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
Our Board is charged with protecting our interests by monitoring how OFS Advisor addresses these and other conflicts of interests associated with its management services and compensation. While our Board is not expected to review or approve each borrowing or incurrence of leverage, our independent directors will periodically review OFS Advisor’s services and fees. In connection with these reviews, our independent directors will consider whether our fees and expenses (including those related to leverage) remain appropriate.
Our incentive fee structure may create incentives for OFS Advisor that are not fully aligned with the interests of our stockholders.
In the course of our investing activities, we will pay management and incentive fees to OFS Advisor. The base management fee is based on our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity). As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our total assets, other than cash and cash equivalents but including assets purchased with borrowed amounts and including any assets owned by any consolidated entity, OFS Advisor will benefit when we incur debt or use leverage. Our Board is charged with protecting our interests by monitoring how OFS Advisor addresses these and other conflicts of interests associated with its management services and compensation. While our Board is not expected to review or approve each borrowing or incurrence of leverage, our independent directors will periodically review OFS Advisor’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors will consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, OFS Advisor or its affiliates may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.
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
Under the Investment Advisory Agreement, OFS Advisor will not assume any responsibility to us other than to render the services called for under that agreement, and it will not be responsible for any action of our Board in following or declining to follow OFS Advisor’s advice or recommendations. Under the terms of the Investment Advisory Agreement, OFS Advisor and its affiliates’ respective officers, directors, members, managers, stockholders and employees will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify OFS Advisor and its affiliates’ respective officers, directors, members, managers, stockholders and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead OFS Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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
If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in our stockholders’ best interest. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive dividends would be senior to those of holders of shares of our common stock. We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve any such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and our stockholders might experience dilution.
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
Our investments in debt instruments may include “covenant-lite” loans. Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
The documents governing the loans underlying our CLO investments may allow for “priming transactions”.
The documents governing the loans underlying our CLO investments may allow for “priming transactions,” where majority lenders or debtors can amend the documents to the detriment of other lenders, amend the documents in order to move collateral, or amend the documents in order to facilitate capital outflow to other parties/subsidiaries in a capital structure, any of which may adversely affect the rights and security priority with respect to such loans.

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
Our investments in Structured Finance Notes carry additional risks to the risks associated with investing in private debt.
In addition to the general risks associated with debt securities and structured products discussed herein, CLOs carry additional risks, including, but not limited to (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the possibility that the investments in CLOs are subordinate to other classes or tranches thereof, (iv) the potential of spread compression in the underlying loans of the CLO, which could reduce credit enhancement in the CLOs and (v) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results. CLO equity securities that we may acquire are subordinated to more senior tranches of CLO debt. CLO equity securities are subject to increased risks of default relative to the holders of superior priority interests in the same securities. In addition, at the time of issuance, CLO equity securities are under-collateralized in that the liabilities of a CLO at inception exceed its total assets. When we invest in CLOs, we may be in a first loss or subordinated position with respect to realized losses on the assets of the CLOs in which it is invested. We may recognize phantom taxable income from our investments in the subordinated tranches of CLOs.
Between the closing date and the effective date of a CLO, the CLO collateral manager will generally expect to purchase additional collateral obligations for the CLO. During this period, the price and availability of these collateral obligations may be adversely affected by a number of market factors, including price volatility and availability of investments suitable for the CLO, which could hamper the ability of the collateral manager to acquire a portfolio of collateral obligations that will satisfy specified concentration limitations and allow the CLO to reach the initial par amount of collateral prior to the effective date. An inability or delay in reaching the target initial par amount of collateral may adversely affect the timing and amount of interest or principal payments received by the holders of the CLO debt securities and distributions of the CLO on equity securities and could result in early redemptions which may cause CLO debt and equity investors to receive less than the face value of their investment.
In addition, the portfolios of certain CLOs in which we may invest may contain “covenant-lite” loans. Accordingly, to the extent we are exposed to “covenant-lite” loans, we may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.The failure by a CLO in which we invest to satisfy financial covenants, including with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in the payments we receive from the CLO. In the event that a CLO fails certain tests, holders of CLO senior debt may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting CLO or any other investment we may make. If any of these occur, it could adversely affect our operating results and cash flows.
Our CLO investments will be exposed to leveraged credit risk. If a CLO does not meet certain minimum collateral value ratios and/or interest coverage ratios, primarily due to senior secured loan defaults, then cash flow that otherwise would have been available to pay us distributions may instead be used to redeem any senior notes or to purchase additional senior secured loans, until the ratios again exceed the minimum required levels or any senior notes are repaid in full.
Our investments in Structured Finance Notes are more likely to suffer a loss of all or a portion of their value in the event of a default.
From time to time, we invest in Structured Finance Notes that comprise the equity tranche of CLOs, which are junior in priority of payment and are subject to certain payment restrictions generally set forth in an indenture governing such investments. In addition, Structured Finance Notes generally do not benefit from any creditors’ rights or ability to exercise remedies under the indenture governing such investments. Structured Finance Notes are not guaranteed by another party and are subject to greater risk than the secured notes issued by the CLO. CLOs are typically highly levered, utilizing up to approximately 9-13 times leverage, and therefore Structured Finance Notes are subject to a risk of total loss. There can be no assurance that distributions on the assets held by the CLO will be sufficient to make any distributions or that the yield on the Structured Finance Notes will meet our expectations.
CLOs generally may make payments on Structured Finance Notes only to the extent permitted by the payment priority provisions of an indenture governing the notes issued by the CLO. CLO indentures generally provide that principal payments on Structured Finance Notes may not be made on any payment date unless all amounts owing under secured notes are paid in full. In addition, if a CLO does not meet the asset coverage tests or the interest coverage test set forth in the indenture governing the Structured Finance Notes issued by the CLO, cash would be diverted from the Structured Finance Notes to first pay the secured notes in amounts sufficient to cause such tests to be satisfied.
We will have no influence on management of underlying investments managed by non-affiliated third-party CLO collateral managers.
We are not responsible for, and have no influence over, the asset management of the portfolios underlying the Structured Finance Notes we hold as those portfolios are managed by non-affiliated third-party CLO collateral managers. Similarly, we are not responsible for and have no influence over the day-to-day management, administration or any other aspect of the issuers of the CLOs. As a result, the values of the portfolios underlying our Structured Finance Notes could decrease as a result of decisions made by third-party CLO collateral managers.
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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:
•a comparison of the portfolio company’s securities to publicly traded securities;
•the enterprise value of a portfolio company;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•the markets in which the portfolio company does business; and
•changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.
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
Our portfolio is, and may in the future be, concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:
•increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•preserve or enhance the value of our investment.
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
As of December 31, 2020, our investments in the health care and social assistance sector represented 14.6% of our total portfolio at fair value. Our investments in the health care and social assistance sector, which include portfolio companies providing services such as child care, home healthcare, substance abuse treatment and mental health outpatient treatments, are subject to substantial risks. Our portfolio companies in the health care and social assistance sector are often subject to various federal, state and local laws, as well as a variety of regulatory provisions related to zoning, sanitation, licensing, curriculum, health and safety, among others. The laws and rules governing the business of social assistance companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. In particular, policies and regulations regarding government and third-party reimbursement and insurance coverage of in-home healthcare and mental health and substance abuse treatment fluctuate often. Existing or future laws and rules could force our portfolio companies in the health care and social assistance sector to change how they do business, restrict revenue, increase costs, change reserve levels, change business practices and increase liability in federal and state courts. Participants in the health care and social assistance industry may be subject to certain claims, allegations or litigation involving the care, development and supervision of patients and clients. Such claims, allegations or litigation could significantly damage the reputation of the provider and have adverse effects on the social assistance industry, the financial condition of our portfolio companies, and in turn, our returns, even if such claims, allegations or litigation are proven false.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
We have invested a substantial portion of our capital in senior secured, unitranche, second-lien and mezzanine loans issued by our portfolio companies. The portfolio companies may be permitted to incur other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
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
The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with more senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first-priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first-priority liens:
•the ability to cause the commencement of enforcement proceedings against the collateral;
•the ability to control the conduct of such proceedings;
•the approval of amendments to collateral documents;
•releases of liens on the collateral; and
•waivers of past defaults under collateral documents.
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
On March 5, 2021, the FCA announced that it will not compel banks to contribute to the overnight and 1, 3, 6, and 12 month UST LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans.

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
Our dealer manager in the Offering may be unable to sell a sufficient number of shares of common stock for us to achieve our investment objective. Our ability to conduct the Offering successfully is dependent, in part, on the ability of CCO to successfully establish, operate and maintain relationships with a network of broker-dealers.
The success of the Offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of CCO to establish and maintain relationships with a network of licensed securities broker-dealers and other agents to sell our shares. If CCO fails to perform, we may not be able to raise adequate proceeds through the Offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.
The dealer manager in the Offering has limited experience selling shares on behalf of a BDC and may be unable to sell a sufficient number of shares of common stock for us to achieve our investment objective.
The success of the Offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of CCO to establish and maintain a network of licensed securities brokers-dealers and other agents. Our dealer manager in the Offering has no prior experience selling shares on behalf of a BDC. There is therefore no assurance that CCO will be able to sell a sufficient number of shares to allow us to have adequate funds to purchase a diversified portfolio of investments. If CCO fails to perform, we may not be able to raise adequate proceeds through the Offering to implement our investment strategy. As a result, we may be unable to achieve our investment objective, and you could lose some or all of the value of your investment. In addition, because CCO is an affiliate of OFS Advisor and CIM Capital, it may face conflicts of interest. See “Item 1A. Risk Factors - Our dealer manager may face conflicts of interest as a result of a compensation arrangement between one of its affiliates and OFS Advisor”.
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
On November 6, 2018, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board approved the application of a reduced 150% asset coverage ratio to us. In accordance with Section 61(a)(2) of the 1940 Act, we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, the asset coverage ratio test applicable to us decreased from 200% to 150%, effective November 6, 2019.
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
The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•loss of RIC or BDC status;
•distributions that exceed our net investment income and net income as reported according to GAAP;
•changes in earnings or variations in operating results;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•departure of either of OFS Advisor or certain of their respective key personnel;
•general economic trends and other external factors; and
•loss of a major funding source.
Our Unsecured Note is effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future and will rank pari passu with, or equal to, all outstanding and future unsecured, unsubordinated indebtedness issued by us and our general liabilities.
Our Unsecured Note is not secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the Unsecured Note is effectively subordinated to any secured indebtedness we have outstanding (including the PWB Credit Facility or that we may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holder of the Unsecured Note.
There is a risk that stockholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
Subject to our Board’s discretion and applicable legal restrictions, we intend to authorize, declare and pay cash distributions on a quarterly basis. We expect to pay distributions out of assets legally available for distribution. We cannot assure stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions.

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
The Company does not currently qualify as a “publicly offered regulated investment company,” as defined in the Code. Accordingly, stockholders will be taxed as though they received a distribution of some of the Company’s expenses. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. The Company anticipates that it will not qualify as a publicly offered RIC for the 2021 tax year, and the Company cannot determine when it will qualify as a publicly offered RIC. Since the Company is not a publicly offered RIC, a non-corporate stockholder’s allocable portion of the Company’s affected expenses, including a portion of its management fees, will be treated as an additional distribution to the stockholder. A non-corporate stockholder’s allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such stockholders.
General Risk Factors
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
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union, or EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The decision made in the United Kingdom referendum to leave the EU (commonly known as “Brexit”) has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. Under the terms of the withdrawal agreement negotiated and agreed to between the United Kingdom and the European Union, the United Kingdom's departure from the European Union was followed by a transition period which ran until December 31, 2020 and during which the United Kingdom continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. On December 24, 2020, the European Union and United Kingdom governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the United Kingdom and the European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union. Notwithstanding the foregoing, the longer term economic, legal, political, and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. While recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
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
Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, including domestic terrorism, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.
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
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. We and OFS Advisor’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation damage to business relationships and damage to our competitiveness, stock price and long-term stockholder value. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by OFS Services and third-party service providers, and the information systems of our portfolio companies. OFS Advisor has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data.  If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.
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
Item 3.     Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2020. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
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
Stockholders
As of March 24, 2021, there were 442 holders of record of our stock.
Issuer Purchases of Equity Securities
On November 6, 2018, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our board of directors approved the application of a reduced 150% asset coverage ratio to us. In accordance with Section 61(a)(2) of the 1940 Act, we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, the asset coverage ratio test applicable to us decreased from 200% to 150%, effective November 6, 2019.
The following table summarizes the common stock repurchases by us as of December 31, 2020:

	Number of Shares	Amount
November 6, 2018 through December 31, 2018	18,425	$243,030
January 1, 2019 through April 5, 2019 (1)	7,407	98,296
April 6, 2019 through June 30, 2019	9,029	119,821
July 1, 2019 through September 30, 2019	7,407	97,111
October 1, 2019 through December 31, 2019	15,597	204,317
January 1, 2020 through April 3, 2020 (2)	32,622	364,384
April 4, 2020 through June 30, 2020	53,665	654,713
July 1, 2020 through September 30, 2020	55,320	694,819
October 1, 2020 through December 31, 2020	55,674	700,935
(1) Our February 11, 2019 tender offer that was originally scheduled to expire on March 27, 2019, was amended to extend the offer period to April 5, 2019.
(2) Our February 21, 2020 tender offer that was originally schedule to expire on March 27, 2020, was amended to extend the offer period to April 3, 2020.
All repurchased shares were retired upon acquisition.
Sales of Unregistered Securities
During the year ended December 31, 2020, we issued and sold 136,427 shares of our common stock for gross proceeds of $1,855,992 or a weighted average price of $13.60 per share.
The offer and sale of the Company’s Common Stock in the private placement was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of, and Rule 506 of Regulation D under, the Securities Act. We paid $144,810 in commissions in connection with the sale of the shares.
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
Distributions in excess of our current and accumulated ICTI are reported as returns of capital; the tax treatment to the stockholder will depend on a variety of factors including the stockholder’s tax basis in our shares. The determination of the tax attributes of our distributions is made annually as of the end of the year, and is based on our taxable income for the full year and distributions paid for the full year; therefore, determinations made on a quarterly basis may not be representative of the tax attributes of our distributions to stockholders. Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus, which is a nontaxable distribution) is mailed to our U.S. stockholders. For the year ended December 31, 2020, all of our distributions were paid from ordinary income.

Item 6.    Selected Consolidated Financial Data
The following selected financial and other data for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 are derived from our consolidated financial statements. The selected financial and other data for the year ended December 31, 2020 and 2019 have been audited by KPMG LLP, our independent registered public accounting firm. The selected financial and other data for the years ended December 31, 2018, 2017 and 2016 have been audited our former independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this annual report on Form 10-K.

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Statement of Operations Data:
Total investment income	$4,384,912	$3,527,589	$1,692,444	$197,048	$993
Net operating expenses	2,196,833	1,471,509	562,988	(22,290)	14,468
Net investment income (expense)	2,188,079	2,056,080	1,129,456	219,338	(13,475)
Net unrealized appreciation (depreciation) on investments, net of deferred taxes	(351,706)	(103,642)	(578,478)	13,475	152
Net realized gain (loss) on investments	(590,347)	52	1,414	—	—
Net increase (decrease) in net assets resulting from operations	1,246,026	1,952,490	552,392	232,813	(13,323)
Per share data:
Net asset value	$12.59	$13.00	$13.00	$13.33	$13.33
Net investment income (expenses)	0.99	1.00	0.88	0.61	(0.54)
Net realized loss on investments	(0.27)	—	—	—	—
Net unrealized appreciation (depreciation) on investments	(0.16)	(0.05)	(0.45)	0.04	0.01
Net increase (decrease) in net assets resulting from operations	0.56	0.95	0.43	0.65	(0.53)
Distributions declared (1)	1.01	1.05	1.05	1.05	—
Balance sheet data at year end:
Investments, at fair value	$45,314,688	$40,124,923	$28,101,501	$5,138,659	$98,652
Cash and cash equivalents	3,012,833	8,814,578	1,250,296	6,259,541	974,312
Other assets	829,901	157,584	317,775	381,598	299,357
Total assets	49,157,422	49,097,085	29,669,572	11,779,798	1,372,321
Total liabilities	21,715,547	19,976,579	6,031,688	509,766	327,294
Total net assets	27,441,875	29,120,506	23,637,886	11,270,032	1,045,027
Other data (unaudited):
Weighted average yield on performing debt investments (2)	9.03%	10.24%	10.92%	10.50%	9.20%
Number of portfolio companies at end of year	35	34	31	13	1
(1) The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. For the years ended December 31, 2020, 2019, 2018 and 2017, all of our distributions were paid from ordinary income.
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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our ability and experience operating a BDC or maintaining our qualification as a RIC under the Code;
•our dependence on key personnel;
•our ability to maintain or develop referral relationships;
•the ability of OFS Advisor to identify, invest in and monitor companies that meet our investment criteria;
•the belief that the carrying amounts of our financial instruments, such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments and that such financial instruments are held with high credit quality institutions to mitigate the risk of loss due to credit risk;
•actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM;
•constraint on investment due to access to material nonpublic information;
•restrictions on our ability to enter into transactions with our affiliates;
•the use of borrowed money to finance a portion of our investments;
•our increased ability to incur additional leverage pursuant to Section 61(a)(2) of the 1940 Act, and the impact of such leverage on our net investment income and results of operations;
•competition for investment opportunities;
•the percentage of investments that bear interest on a floating rate or fixed rate basis;
•our ability to raise debt or equity capital as a BDC;
•the timing, form and amount of any distributions from our portfolio companies;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•interest rate volatility, including the decommissioning of LIBOR;
•the general economy and its impact on the industries in which we invest;
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the COVID-19 pandemic; the length and duration of the COVID-19 pandemic in the United States as well as worldwide and the magnitude of the economic impact of the outbreak; the effect of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows and those of our portfolio companies (including the expectation that a shift from cash interest to PIK interest will result from concessions granted to borrowers due to the COVID-19 pandemic), including our and their ability to achieve our respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business (including our belief that new loan activity in the market in which we operate has slowed) and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments;
•the belief that we have sufficient levels of liquidity to support our existing portfolio companies and deploy capital in new investment opportunities;
•uncertain valuations of our portfolio investments, including our belief that reverting back to an equal weighting of the Reunderwriting Analysis method and Synthetic Rating Analysis method more accurately captures certain data related to the observed return of market liquidity and the historic correlative relationship between these markets; and
•the effect of new or modified laws or regulations governing our operations.

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
Overview
Key performance metrics are presented below:

	December 31, 2020	December 31, 2019
Net asset value per common share	$12.59	$13.00

	Year Ended December 31,
	2020	2019	2018
Net investment income per common share	$0.99	$1.00	$0.88
Net increase in net assets resulting from operations per common share	0.56	0.95	0.43
Distributions paid per common share	1.01	1.05	1.05

During the year ended December 31, 2020, net increase in net assets resulting from operations of $0.56 per common share decreased $0.39 per common share compared to the prior year, primarily due to net losses on investments of $758,271, or $0.34 per common share, related to our debt investment in Online Tech Stores, LLC, which was placed on non-accrual status as of January 1, 2020. Net investment income per common share remained consistent compared to the prior year. Weighted average yield on debt and Structured Finance Notes for the year ended December 31, 2020 declined to 8.81% from 10.09% in the prior year, primarily due to the decrease in LIBOR and the placement of our loan to Online Tech Stores, LLC on non-accrual status. However, our weighted average interest costs decreased to 7.12% from 7.92% due to the issuance of the Unsecured Note and the decrease in Prime Rate.
Since OFS Advisor implemented its business continuity plan in mid-March 2020, the entire team effectively transitioned to remote work, maintained our normal functionality and we remain capable of completing our operational requirements.
We have actively monitored our portfolio companies throughout this period of economic uncertainty, which has included assessments of our portfolio companies' operational and liquidity outlook. During the year ended December 31, 2020, we waived covenant defaults, rescheduled due dates of interest payments, and converted cash interest to PIK interest in order to support our portfolio companies through the COVID-19 pandemic. As of December 31, 2020, we have unfunded commitments of $454,107 to three portfolio companies. For details on our portfolio activity for the year ended December 31, 2020, see “Portfolio Composition and Investment Activity — Investment Activity”.
We will continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation.
We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, and the magnitude of the economic impact of the outbreak, including the impact of travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which the COVID-19 pandemic will further negatively affect our portfolio companies’ operating results, or the impact that such disruptions may have on our results of operations and financial condition. Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will continue to experience financial distress and possibly default on their financial obligations to us and their other capital providers. We also expect that some of our portfolio companies may significantly curtail business operations, furlough or lay-off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company, as well as adversely affect our result of operations and cash flow, and such impacts could be material. See “Item 1A. Risk Factors — Risks Related to the COVID-19 Pandemic” for additional information.
We are also subject to financial risks, including changes in market interest rates. As of December 31, 2020, approximately $39.7 million (principal amount) of our debt investments bore interest at variable rates, which are generally LIBOR-based, and many of which are subject to reference-rate floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks reduced certain interest rates and LIBOR decreased, primarily in the second quarter of 2020. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the credit spread over LIBOR that we earn on our portfolio investments, or a decrease in our operating expenses, including our incentive fee and the interest costs on our liabilities indexed to LIBOR. As of December 31, 2020, the majority of our variable rate debt investments are subject to the base rate floor, partially mitigating the impact of the recent decrease in LIBOR on our gross investment income. See “Item 1A. Risk Factors — Risks Related to our Business and Structure” for additional information.
At December 31, 2020, our asset coverage ratio was 239% and we remained in compliance with all applicable financial covenant thresholds under our outstanding debt and our minimum asset coverage requirement under the 1940 Act. As of December 31, 2020, we had an unfunded commitment of $5,225,000 under our PWB Credit Facility. Based on fair values and net asset value at December 31, 2020, we could access our entire commitment under the PWB Credit Facility and have an asset coverage ratio of 210%. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and selectively deploy capital in new investment opportunities in this challenging environment.
On January 26, 2021, our Board declared a distribution of $0.0846 per common share, payable on April 15, 2021, to stockholders of record on January 27, 2021.
On February 23, 2021, our Board declared a distribution of $0.0846 per common share, payable on April 15, 2021, to stockholders of record on February 24, 2021.
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

The revenue recognized on these Instruments is a function of the fee or other consideration allocated to them, including amounts allocated to loan syndication fees at the time of acquisition. Additionally, subsequent amendments to these Instruments can involve both:
•a determination as to whether the amendment is
◦of such significance to deem it the consummation of the initial investment transaction and the acquisition of new Instruments (i.e., a "significant modification"), or
◦a modification of those instruments to be recognized over their remaining lives, and
•an additional allocation of consideration among newly acquired instruments.
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
PIK Income. Our recognition of PIK interest and dividends include assessments of collectibility, and may result in recognition of the PIK income that corresponds to the fair value of the associated investment. If the in-kind securities received is non-accretive to overall value of the Company’s investment position (i.e., the recognition of PIK income merely results in the recognition of offsetting unrealized depreciation on the position, and no increase in the Company’s net assets), the PIK income for the in-kind securities received will be adjusted downwards, in some instances to zero. Furthermore, the recognition of PIK interest at zero does not necessarily correspond to the placement of a loan on non-accrual status, which can result in the non-recognition of cash interest as well.
Structured Finance Notes. Recognition of interest income on our Structured Finance Notes requires development of numerous assumptions regarding the performance and behavior of the underlying loans and portfolio companies, as well as assumption regarding the actions expected by the collateral managers of the CLOs. Income recognized under ASC Sub-topic 325-40, Beneficial Interests in Securitized Financial Assets, the authoritative accounting literature for income recognition on our Structured Finance Notes, is the constant yield-to-redemption that equates the expected cash flows from the instrument to its cost or amortized cost. The estimated cash flows from a subordinated note structured finance instrument are estimated, on a period-by-period basis, as
•the expected cash flows from the underlying portfolio of the CLO vehicle, derived by adjusting the contractual amounts due on the portfolio investments for, among other things
◦expected losses on defaults,
◦expected prepayments, and
◦the impact to cash flows (positive or negative) from the assumed reinvestment of recoveries on defaults and amounts collected on prepayments, less
•the amounts contractually due on tranches senior to the subordinated notes, which generally requires use of forward reference rate curves and the stated spread over such rates specified in the CLO indentures, through the expected redemption of the subordinated notes, which is generally assumed to occur upon the exercise of an optional redemption by the collateral manager of the underlying CLO sometime after the reinvestment period specified in the CLO indenture. Following the reinvestment period specified in the indenture, CLO instruments enter their amortization period during which the principle balances of the CLO senior debt tranches are reduced through amortization payment. As the senior CLO debt tranches amortize, the management of the CLO becomes less economically viable to its collateral manager, prompting the manager to exercise options to liquidate the underlying portfolio, distribute cash to remaining tranches in order of seniority, and wind-up the CLO vehicle. Depending on where the CLO vehicle is in its reinvestment period, the period over which these cash flows are forecast can be several years from the valuation date and cross several business cycles. Such estimates involve significant judgement by management. When the amortized cost of an CLO instrument exceeds the undiscounted expected cash flows from the instrument as of the estimation date, the yield on that instrument is set to zero percent (-0-%).
The cash flow assumptions utilized in our Structured Finance Notes revenue recognition determination (our “Revenue Assumptions”) generally involve the same economic considerations as the cash flow assumptions utilized in our period-end fair value estimates for these instruments (our “Fair Value Assumptions”), though on an factor-by-factor basis the assumptions will not be identical as the assumptions are developed by independent parties. To ensure that our Revenue Assumptions and our Fair

Value Assumptions are consistent, management performs period tests involving with-and-without type considerations to ensure the collection of assumptions for each purpose produce consistent cash flows in all material respects.
Expense Limitation Agreements
We benefit from two expense limitation agreements with CIM Capital: portions of the Sub-Advisory Agreement, which limits our liability to reimburse CIM Capital for organization and offering expenses it incurs on our behalf, and the Expense Support Agreement. See “Item 8 – Financial Statements – Note 3. Related Party Transactions.”
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
We regularly evaluate the Advisory Agreements conditions for reimbursement, and have concluded the expense-reduction recognition it has been given is appropriate because the substantive conditions for recognition of liability by us—specifically, the sale of shares from whose proceeds the Advisors will be paid for unreimbursed costs—have not been satisfied.
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
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We are evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intend to comply with the new rule’s requirements on or before the compliance date in September 2022.
As described in “Item 8 – Financial Statements – Note 5. Fair Value of Financial Instruments.” we follow a process, under the supervision and review of the Board, to determine these unobservable inputs used in the fair value estimates of our investments. The most significant unobservable inputs in the Level 3 fair value measurements are the discount rates and EBITDA multiples. Investments classified as Level 2 are measured on the basis of Indicative Prices provided by pricing services.
Our discounted cash flow valuations involve a determination of discount rate commensurate with the risk inherent in each investment. Management uses two primary methods to estimate discount rates: a method based upon a hypothetical recapitalization of the entity given its current operating performance and current market conditions; and a synthetic debt rating method, which assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and then estimates the discount rate based on observed market yields for actual rated debt. Management may also use a relative value method to estimate yields, which involves estimating the discount rate of non-traded subject debt investments based on an expected or assumed relationship between Indicative Prices or observed prices on traded debt and the subject debt for a portfolio company. All methods for estimating the discount rate generally involve calibration of unobservable inputs utilized in estimating the discount rate on the subject investment to its internal rate of return at close or purchase date. These methods generally produce a range of discount rates, and we generally select the midpoint of the range for use in fair value measures, subject to limitations on the basis of the borrowers' ability to prepay the debt without penalty.
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
We adjusted our approach to fair value estimates throughout 2020 in response to the economic uncertainty associated with the spread of the COVID-19 pandemic. Our use of Indicative Prices includes assessments of whether a sufficient number of market quotations are available and whether the depth of the markets from which those Indicative Prices were received is sufficient to transact in amounts approximating our positions in such assets without impacting such prices. Moreover, these assessments are generally based on 90-day moving averages of our depth and liquidity metrics. The 90-day moving average generally counters the effects of intermittent quoting activity observed at month- and quarter-ends, irregular quoting activity that tends to artificially inflate our market depth and liquidity metrics. We observed significant declines in market liquidity beginning in the middle of March 2020 and concluded the 90-day moving average was not representative of market conditions given the significant market dislocation during that period. Accordingly, we adjusted our depth and liquidity assessment to one based on a 5-day moving average of the metrics in our liquidity assessments as of March 31, 2020, and partially reverted, utilizing 30-day and 60-day moving average, in our June 30, 2020, and September 30, 2020, assessments respectively, as liquidity continued to return to the loan market. We fully reverted to use of the 90-day moving average in our December 31, 2020, assessments. One measure of liquidity in the broadly syndicated loan market is the average bid-ask spread on the Refinitiv Market Overall (North America) Loan Index which narrowed to 1.98 points at June 30, 2020, and 1.53 points at September 30, 2020, from 3.41 points at March 31, 2020, and has not yet returned to its long-term historic average of 1.0, but narrowed to 1.24 at December 31, 2020. These changes to our depth and liquidity metrics, as well as changes in the level of the metrics themselves, led to securities with a fair value of $3,125,313 to transfer from Indicative Prices to models and Level 3 inputs at March 31, 2020; however, as of December 31, 2020, none of these instruments remained at Level 3 within the fair value hierarchy.
We also adjusted the relative weighting of our Level 3 fair value models throughout this period of heightened economic uncertainty. Our processes included assessments of the impact of the COVID-19 pandemic on the financial condition, results of operations or cash flows of our portfolio companies. Initially, such forward-looking assessments were fragmentary; however as such forward-looking estimates became more reliable, such information was directly incorporated into our fair value models. In circumstances in which reliable forward-looking information was unavailable, we considered the market impact on performance-metric multiples and related impact on enterprise values. Additionally, management observed a decrease in the historic correlation between market spreads used in our synthetic debt rating method and those used in our Reunderwriting Analysis. These market spreads, though highly correlated before the on set of COVID-19, relate to different segments of the lending market primarily on the basis of borrower size. The synthetic debt rating method is based on market spreads for larger borrowers with rated debt, while the reunderwring analysis market spreads are generally used for what are considered middle-market borrowers. Management concluded, given the break-down in this relationship, the relative weight given to each of these methods required adjustment to correspond to the market most closely associated with the subject investment. Accordingly, we decreased the weighting for the synthetic debt rating method and increased the weighting for the reunderwriting analysis in the current period year, from a weighting of 50/50 to a weighting of 10/90, at March 31, 2020, and partially reverted to generally 25/75 at June 30, 2020. We believed the overweighting to the Reunderwriting Analysis during this period more accurately captured the market in which these instruments are exchanged. By September 30, 2020, we had fully reverted to an equal weighting of these models as we have observed a return, in all significant respects, of the historic correlative relationship between these markets.

The following table illustrates the impact of our fair value measures if we selected the low or high end of the range for all investments at December 31, 2020:

	Fair Value at December 31, 2020	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior Secured	$37,908,001	$37,392,385	$38,427,216
Senior Secured (valued at Transaction Price)	982,009	982,009	982,009
Subordinated	381,516	276,173	486,858

Structured Finance Notes
Subordinated notes	3,295,738	3,204,483	3,387,357
Mezzanine debt	1,701,388	1,656,524	1,746,339

Equity investments:
Preferred equity	338,000	288,000	388,000
Common equity and warrants	708,036	616,204	781,804
	$45,314,688	$44,415,778	$46,199,583

Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•The Investment Advisory Agreement with OFS Advisor to manage our operating and investment activities. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. See “Item 1 – Business - Management and Other Agreements” and “Item 8 – Financial Statements – Note 3. Related Party Transactions.”
•The Sub-Advisory Agreement with CIM Capital, an affiliate of OFS Advisor, to assist OFS Advisor with the management of our activities and operations. See "Item 1 – Business - Management and Other Agreements” and “Item 8 – Financial Statements – Note 3. Related Party Transactions.”
•The Dealer Manager Agreement with CCO Capital, LLC, an affiliate of OFS Advisor and CIM Capital, to provide sales, promotional and marketing services to us in connection with the Offering. See "Item 1 – Business - Management and Other Agreements” and “Item 8 – Financial Statements – Note 3. Related Party Transactions.”
•The Administration Agreement with OFS Capital Services, LLC, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See “Item 1 – Business - Management and Other Agreements" and “Item 8 – Financial Statements – Note 3. Related Party Transactions.”
•Expense Limitation Agreements: OFS Advisor, and effective August 3, 2020, CIM Capital, limit the Company's incurred expenses under four agreements: (1) the Investment Advisory Agreement and Sub-Advisory Agreement, which contains provisions limiting organization and offering costs, and Contractual Issuer Expenses; and (2) the Prior Expense Support Agreement and Expense Support Agreement, which limit all other operating expenses. All agreements contain conditions under which we may become obligated to reimburse OFS Advisor or CIM Capital, as applicable, for expense limitations provided thereunder. See “Item 1 – Business - Management and Other Agreements" and “Item 8 – Financial Statements – Note 3. Related Party Transactions.”
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs managed by OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser or collateral manager to CLOs and other assets, including OFS Capital, a publicly-traded BDC with an investment strategy similar to the Company, as well as OCCI. OFS Advisor provides sub-advisory services to CMFT Securities Investments, LLC, a wholly owned subsidiary of CIM Real Estate Finance Trust, Inc., a corporation that qualifies as a real estate investment trust. Additionally, OFS Advisor serves as sub-adviser to CIM Real Assets & Credit Fund, an externally managed registered investment company that operates as an interval fund that invests primarily in a combination of real estate, credit and related investments.

The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received exemptive relief from the SEC to permit us to co-invest in portfolio companies with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. The Order superseded a previous order we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. We are generally permitted to co-invest with Affiliated Funds if under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates even if such other funds had not previously invested in such existing portfolio company. Without this order, affiliated funds would not be able to participate in such co-investments with us unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein.
Conflicts may arise when an account managed by OFS Advisor makes an investment in conjunction with an investment being made by an Affiliated Account, or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Questions arise as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced. See "Item 1A. Business — Conflicts of Interest" and "Item 1A. Risk Factors — Risks Related to Our Business and Structure  — We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients."
Portfolio Composition and Investment Activity
Our investment strategy focuses primarily on middle-market companies in the United States, including senior secured loans, which includes first-lien, second-lien and unitranche loans, as well as subordinated loans and, to a lesser extent, preferred, common, and other equity securities. Such middle-market company investments are more likely to be considered lower grade investments, which are either rated below investment grade by one or more nationally-recognized statistical rating agencies at the time of investment, or may be unrated but determined by OFS Advisor to be of comparable quality. We also make investments in other investment companies including Structured Finance Notes.
Portfolio Composition
As of December 31, 2020, the fair value of our debt investment portfolio totaled $39,271,526 in 29 portfolio companies, of which 99% and 1% were senior secured loans and subordinated loans, respectively. We also held $1,046,036 in equity investments, at fair value, in five portfolio companies in which we also held debt investments and two portfolio companies in which we solely held equity investments. We had unfunded commitments of $454,107 to three portfolio companies at December 31, 2020.
The following table presents our investment portfolio by each wholly owned legal entity within the consolidated group as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Hancock Park Corporate Income, Inc. (Parent)	$45,664,632	$44,375,688	$40,250,976	$39,531,167
HPCI-MB	561,949	939,000	519,153	593,756
Total investments	$46,226,581	$45,314,688	$40,770,129	$40,124,923

The following table summarizes the composition of our investment portfolio as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$39,315,954	$38,890,010	$38,648,951	$37,953,346
Subordinated debt investments	1,482,464	381,516	1,478,811	1,384,896
Preferred equity investments	191,409	338,000	191,409	201,006
Common equity investments	540,157	708,036	450,958	585,675
Total debt and equity investments	41,529,984	40,317,562	40,770,129	40,124,923
Structured Finance Notes	4,696,597	4,997,126	—	—
Total investments	$46,226,581	$45,314,688	$40,770,129	$40,124,923
Total number of portfolio companies	35	35	34	34
(1)Includes debt investment in which we have entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. At December 31, 2020, the amortized cost and fair value of this investment was $8,665,211, respectively and $8,736,860, respectively.
As of December 31, 2020, our investment portfolio’s three largest industries by fair value, were (1) Health Care and Social Assistance (14.6%), (2) Wholesale Trade (13.4%) and (3) Professional, Scientific, and Technical Services (13.3%), totaling approximately 41.3% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Item 8 – Financial Statements–Note 4. Investments."
The following table displays the composition of our performing debt investments and Structured Finance Note portfolio by yield range and its weighted average yields as of December 31, 2020 and 2019:

	December 31, 2020				December 31, 2019
	Senior Secured	Subordinated	Structured Finance Notes	Total	Senior Secured	Subordinated	Total
Yield Range	Debt	Debt		Debt	Debt	Debt	Debt
Less than 8%	25.5%	—%	16.6%	25.2%	1.7%	—%	1.7%
8% - 10%	55.7	—	17.1	55.0	45.9	—	44.2
10% - 12%	16.3	—	—	16.1	47.1	—	45.3
12% - 14%	2.5	100.0	—	3.7	5.3	100.0	8.8
Greater than 14%	—	—	66.3	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield - performing debt and Structured Finance investments (2)	8.99%	12.73%	12.12%	9.03%	10.15%	12.57%	10.24%
Weighted average yield - total debt and Structured Finance Note investments (3)	8.99%	4.08%	12.12%	8.81%	10.00%	12.57%	10.09%
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
As of December 31, 2020 and 2019, floating rate loans at fair value were 99% and 96% of our debt investment portfolio, respectively, and fixed rate loans at fair value were 1% and 4% of our debt investment portfolio, respectively.
Non-Accrual Loans
At December 31, 2020, we had a loan to one portfolio company (Online Tech Stores, LLC) on non-accrual status with respect to all interest and Net Loan Fee amortization, with an aggregate amortized cost and fair value of $1,007,141 and $151,631, respectively. The change to non-accrual status for our investment in Online Tech Stores, LLC was effective January 1, 2020.
Investment Activity
The following is a summary of our debt and equity investment activity for the year ended December 31, 2020:

	Year Ended December 31, 2020
	Debt Investments	Equity Investments
Investments in new portfolio companies	$7,261,307	$—
Investments in existing portfolio companies:
Follow-on investments	6,456,919	46,403
Restructured investments	—	—
Delayed draw / revolver funding	424,030	—
Total investments in existing portfolio companies	6,880,949	46,403
Total investments in new and existing portfolio companies	$14,142,256	$46,403
Number of new portfolio company investments	5	—
Number of existing portfolio company investments	14	1
Proceeds from principal payments	$10,447,939	$—
Proceeds from investments sold or redeemed	2,517,794	—
Total proceeds from principal payments, equity distributions and investments sold	$12,965,733	$—
Notable investments in new portfolio companies during the year ended December 31, 2020 include A&A Transfer Buyer, LLC ($2.6 million senior secured loan), Milrose Consultants, LLC ($1.3 million senior secured loan) and SourceHOV Tax, Inc. ($2.3 million senior secured loan).
During the year ended December 31, 2020, we purchased four Structured Finance Notes for $4,615,447.
Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.
Non-cash Investment Activity
On March 27, 2020, our debt investments in Constellis Holdings, LLC were restructured, pursuant to which we converted its non-accrual debt investments into two new debt investments and 1,362 shares of common equity. The allocated cost and fair value of the debt investments received were $6,174 and $6,172, respectively, and the allocated cost and fair value of the shares of common equity received were $46,403 and $46,410, respectively. For the year ended December 31, 2020, we recognized a realized loss of $526,444 on the restructuring, which was fully recognized as an unrealized loss as of December 31, 2019.

We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring.” The following table shows the classification of our debt investments portfolio by risk category as of December 31, 2020 and 2019 (dollar amounts in thousands):

	As of December 31,
	2020		2019
Risk Category	Debt Investments, at Fair Value	% of Debt Investments	Debt Investments, at Fair Value	% of Debt Investments
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	—	—%	1,036,579	2.6%
3 (Average)	37,258,347	94.9%	37,359,182	95.0%
4 (Special Mention)	1,861,548	4.7%	909,902	2.3%
5 (Substandard)	151,631	0.4%	10,079	—%
6 (Doubtful)	—	—%	22,500	0.1%
7 (Loss)	—	—	—	—
	$39,271,526	100.0%	$39,338,242	100.0%
During the year ended December 31, 2020, we had debt investments with a risk downgrade from risk category 3 to risk category 4 with a total amortized cost and fair value of $2,330,846 and $1,855,305 at December 31, 2020. We had a debt investment with risk rating downgrade from risk category 4 to risk category 5 with an amortized cost and fair value of $1,007,141 and $151,631, respectively, for the year ended December 31, 2020.
Results of Operations
Key Financial Measures
The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
Net Investment Income: Total investment income less total expenses (“NII”) is a key performance metric in obtaining part of our investment objective of providing current income to stockholders. NII can be a general indicator of ICTI and the amount of distributions that will be required to be made due to RIC requirements. One of our main objectives is to increase NII, and in turn, increase distributions to stockholders.
Total Investment Income. We generate revenue primarily in the form of interest income on debt investments and Structured Finance Notes. Our debt investments typically have a term of three to eight years and typically bear interest at floating rates. As of December 31, 2020, floating rate and fixed rate loans comprised 99% and 1%, respectively, of our current debt investment portfolio at fair value. In some cases, our investments provide for PIK interest, or PIK dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash). Net Loan Fees are capitalized, and accreted or amortized over the life of the loan as interest income. When we receive principal payments on a loan in an amount that exceeds its amortized cost, we recognize the excess principal payment as income in the period it is received. From time to time, our common equity investments declare dividends, which are recognized when declared.
We also generate revenue in the form of other contractual fees, which are recognized as the related services are rendered. In the general course of business, we receive certain non-recurring fees from portfolio companies, such as prepayment fees on loans that repaid prior to their scheduled due date, which are recognized as earned when received. Syndication fees are received for capital structuring, loan syndication or advisory services from certain portfolio companies, which are recognized as earned upon closing of the investment. Syndication fees are dependant on our pipeline and loan originations of middle-market loans.

Expenses. Our primary operating expenses include interest expense due under our outstanding borrowings, the payment of fees to OFS Advisor under the Investment Advisory Agreement and our allocable portion of overhead expenses under the Administration Agreement. We also incur professional fees such as legal and accounting fees in connection with compliance oblgiations under the 1940 Act and other applicable U.S. federal and state securities law. We also will incur standard operating costs common to BDCs such as transfer agent, custodial and board of director fees. Additionally, we will pay interest expense on any outstanding debt under any new credit facility or other debt instrument we may enter into. We will bear all other out-of-pocket costs and expenses of our operations and transactions, whether incurred by us directly, OFS Services or its affiliates, or on our behalf by a third party.
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
Net Asset Value: Total assets less total liabilities (“NAV”) is a key performance metric that is monitored to ensure part of our investment objective of capital appreciation to stockholders is fulfilled.
We do not believe that our historical operating performance is necessarily indicative of our future results of operations that we expect to report in future periods. Our investment strategy is to maintain a credit investment portfolio, primarily focused on investments in middle-market companies in the United States, including debt investments and, to a lesser extent, equity investments, including warrants and other minority equity securities. Moreover, as a BDC and a RIC, we are also subject to certain constraints on our operations, including, but not limited to, limitations imposed by the 1940 Act and the Code.
Net increase in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net increase in net assets resulting from operations may not be meaningful.
Comparison of the years ended December 31, 2020, 2019 and 2018
Operating results for the years ended December 31, 2020, 2019, and 2018:

	Years Ended December 31,
	2020	2019	2018
Total investment income	$4,384,912	$3,527,589	$1,692,444
Total operating expenses	4,101,448	2,691,878	1,695,400
Expense limitation under agreements with the Advisors	(1,904,615)	(1,220,369)	(1,132,412)
Net operating expenses	2,196,833	1,471,509	562,988
Net investment income	2,188,079	2,056,080	1,129,456
Net unrealized loss on investments	(351,706)	(103,642)	(578,478)
Net realized gain (loss) on investments	(590,347)	52	1,414
Net increase in net assets resulting from operations	$1,246,026	$1,952,490	$552,392
Discussion of the years ended December 31, 2020, 2019, and 2018
Investment Income
Investment income for the years ended December 31, 2020, 2019, and 2018:

	Years Ended December 31,
	2020	2019	2018
Interest income	$4,262,609	$3,429,780	$1,620,644
Payment-in-kind dividend income	—	—	2,630
Fee income	122,303	97,809	69,170
Total investment income	$4,384,912	$3,527,589	$1,692,444
Investment income for the years ended December 31, 2020, 2019, and 2018, consisted primarily of interest income on our debt investments. Growth in investment income for the year ended December 31, 2020, is due to the deployment of funds raised through our Offering and from the Unsecured Note into portfolio securities. Fee income increased in 2020 due to syndication fees in which OFS Advisor sourced, structured, and arranged the lending group, and for which we were additionally compensated.
Gross Expenses
Our gross expenses are limited under the Advisory Agreements and the ESAs; see "—Expense Limitations." Investment expenses shown with respect to each governing expense limitation agreement:

	Years Ended December 31,
	2020	2019	2018
Expenses subject to limitation under the Advisory Agreements:
Amortization of deferred offering costs	$307,688	$180,872	$171,649
Contractual issuer expenses	8,151	7,659	14,963
Total expenses subject to limitation under the Advisory Agreements:	315,839	188,531	186,612
Expenses subject to limitation under the ESAs:
Interest expense	1,259,298	427,432	61,259
Management fees	542,416	405,282	183,011
Incentive fees	277,399	195,720	—
Administration fees	842,972	675,155	581,294
Professional fees	604,265	534,433	430,107
Insurance expense	97,607	76,550	82,026
Transfer agent fees	91,540	102,068	80,020
Other expenses	70,112	86,707	91,071
Total expenses subject to limitation under the ESAs	3,785,609	2,503,347	1,508,788
Total expenses	$4,101,448	$2,691,878	$1,695,400
Expenses Limited under the Advisory Agreements
Offering expenses. The Advisors incurred offering costs of $209,205, $297,776 and $134,375 during the years ended December 31, 2020, 2019 and 2018, respectively. All offering costs are deferred and amortized over a twelve month period from the date incurred. Offering costs in these periods consist of professional fees of attorneys and other fees related to the preparation of our private placement memorandum and our dealer-manager agreement, due diligence activities, and development of marketing plans and materials for our common stock.
Amortization of offering costs were $307,688, $180,872 and 171,649 for the years ended December 31, 2020, 2019 and 2018, respectively.
Contractual issuer expenses. The Advisors incurred contractual issuer expenses of $8,151, $7,659 and $14,963 for the years ended December 31, 2020, 2019 and 2018, respectively, related to salaries and direct expenses of personnel of the Advisors and their affiliates directly involved in the activities enumerated above in offering expenses.
Expenses Limited under the ESAs
Interest expense. We incurred interest expense of $1,259,298, $427,432 and $61,259 for the years ended December 31, 2020, 2019 and 2018, respectively. The increase in interest expense primarily related to a full year’s interest on the Unsecured Note issued in November 2019.
Management fees. Management fees were $542,416, $405,282, and $183,011 for the years ended December 31, 2020, 2019 and 2018, respectively. The increase in management fees were due to an increase in our average total assets, primarily due to deploying the proceeds from the issuance of the Unsecured Note and proceeds from the issuance of common stock.
Incentive fees. Incentive fees were $277,399, $195,720 and $0 for the years ended December 31, 2020, 2019 and 2018, respectively. The increase in incentive fees were due to an increase in net investment income.
Administrative fees. Administrative fees were $842,972, $675,155 and $581,294 for the years ended December 31, 2020, 2019 and 2018, respectively, primarily related to accounting and record-keeping services, preparation and filing of required periodic reports with the SEC and research. The increase was primarily due to an increase in the aforementioned administration services in connection with an increased level of investment activity and other fund operations.
Professional fees. We incurred professional fees of $604,265, $534,433 and $430,107 for the years ended December 31, 2020, 2019 and 2018, respectively, primarily comprised of consulting fees and professional fees of our attorneys, independent registered public accounting firm and a third-party valuation service provider. The increase was primarily due to an increase in these professional services in connection with an increased level of investment activity and other fund operations.
Insurance. transfer agent and other expenses. We incurred insurance, transfer agent and other expenses of $259,259 $265,325 and $253,117 for the years ended December 31, 2020, 2019 and 2018 respectively. These expenses have remained stable over the three year period.
Expense Limitations
Expense Limitations under Advisory Agreements. We reimbursed the Advisors $27,840 and $96,836 for organization and offering expenses and Contractual Issuer Expenses during the years ended December 31, 2020 and 2019, respectively.
We are conditionally obligated to pay the Advisors up to 1.5% of the gross proceeds raised in the Offering until all reimbursable organization and offering costs and Contractual Issuer Expenses paid by the Advisors and their affiliates have been recovered. Reimbursable organization and offering costs and Contractual Issuer Expenses were $672,129 as of December 31, 2020.
The determination of expense limitations under the the Advisory Agreements are presented below:

	Year ended December 31,
	2020	2019	2018
Total Expenses limited under the Advisory Agreements	$315,839	$188,530	$186,612
Organization costs, amortization of deferred offering costs, and contractual issuer expenses reimbursed and incurred	(27,840)	(96,836)	(207,734)
Net organization and offering costs, and Contractual Issuer Expenses limitations (reimbursements) under the Advisory Agreements	$287,999	$91,694	$(21,122)
Expense Limitations under the ESAs
All other gross operating expenses (operating expenses exclusive of organization and offering expenses, and contractual issuer expenses, and before limitations) are subject to limitation under the ESAs. The Advisors' obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to unsupported investment company taxable income (expense) and the amount of the declared distribution; the ESAs provide expense support such that distributions are not paid from Offering proceeds. The determination of expense limitation under the ESAs for the years ended December 31, 2020, 2019, and 2018 are presented below:

	Years Ended December 31,
	2020	2019	2018
Total investment income	$4,384,912	$3,527,589	$1,692,444
Expenses limited under the ESAs(1):
Interest expense, base management fees, and incentive fees	2,079,113	1,028,434	244,270
Other operating expenses as defined in the ESAs(2)	1,706,496	1,474,914	1,264,518
Total expenses limited under the ESAs	3,785,609	2,503,348	1,508,788
Net investment income prior to limitation	599,303	1,024,241	183,656
Differences in recognition of ICTI and GAAP net investment income (1)	(5,069)	—	(4,007)
Realized gains in ICTI	—	(54)	(1,414)
ICTI prior to expense limitation	604,372	1,024,295	189,077
Declared distributions	2,220,988	2,152,970	1,342,611
Expense limitation under ESAs	$1,616,616	$1,128,675	$1,153,534
(1) Expense limitation under ESAs exclude organization costs, amortization of deferred offering costs, Contractual Issuer Expenses, and the related expense support under the Advisory Agreements, and other operating expenses of HPCI-MB as such expenses are permanent differences between GAAP and ICTI. See "Item 8 – Financial Statements – Note 8. Federal Income Tax."
(2) Generally defined in the ESAs as our operating expenses determined in accordance with GAAP excluding organization and offering expenses, Contractual Issuer Expenses, interest expense, base management fees, and incentive fees. The annualized ratio of other operating expenses to net assets for the period support in which support is provided, and the annual ratio for the year in which support, constitute conditions for reimbursement to the Advisors. See "Item 8 – Financial Statements – Note 3. Related Party Transactions."

Expense support provided by the Advisors is reimbursable for three years from the date incurred. Expense limitation under both the Sub-Advisory Agreement and Expense Support Agreement can be terminated by CIM Capital, without payment of any penalty, with or without notice, to us at any time.

Net realized and unrealized gain (loss) on investments
During the year ended December 31, 2020, we recognized net losses on investments of $942,053 primarily due to an unrealized loss of $758,271 on our subordinated debt investment in Online Tech Stores, LLC.

Comparison of the three months ended December 31, 2020 and September 30, 2020
Investment Income
Investment income for the three months ended December 31, 2020 and September 30, 2020

	Three Months Ended
	December 31, 2020	September 30, 2020
Investment income
Interest income	$1,095,924	$1,027,919
Fee income	30,691	12,610
Total investment income	$1,126,615	$1,040,529
Investment income for the three months ended December 31, 2020 consisted primarily of interest income on our debt investments. Fee income increased due to syndication fees in which OFS Advisor sourced, structured, and arranged the lending group, and for which we were additionally compensated.

Gross Expenses
Our gross expenses are limited under the Advisory Agreements and the ESAs; see "—Expense Limitations." Investment expenses shown with respect to each governing expense limitation agreement:

	Three Months Ended
	December 31, 2020	September 30, 2020
Expenses subject to limitation under the Advisory Agreements:
Amortization of deferred offering costs	$62,007	$77,114
Contractual issuer expenses	2,903	4,712
Total expenses subject to limitation under the Advisory Agreements:	64,910	81,826
Expenses subject to limitation under the ESAs:
Interest expense	323,498	302,774
Management fees	141,522	135,497
Incentive fees	63,555	72,366
Administration fees	198,494	242,737
Professional fees	188,644	126,553
Insurance expense	24,403	24,495
Transfer agent fees	23,771	20,961
Other expenses	19,492	28,262
Total expenses subject to limitation under the ESAs	983,379	953,645
Total expenses	$1,048,289	$1,035,471
For the three months ended December 31, 2020, total expenses increased $12,818 primarily due to an increase in interest expense, offset by a reduction in administration fees.
The determination of expense limitations under the the Advisory Agreements are presented below:

	Three Months Ended
	December 31, 2020	September 30, 2020
Total Expenses limited under the Advisory Agreements	$64,910	$81,826
Organization costs, amortization of deferred offering costs, and contractual issuer expenses reimbursed and incurred	(14,280)	(6,375)
Net organization and offering costs, and Contractual Issuer Expenses limitations (reimbursements) under the Advisory Agreements	$50,630	$75,451
Expense Limitations under the ESAs
The determination of expense limitation under the ESAs for the three months ended December 31, 2020 and September 30, 2020 are presented below:

	Three Months Ended
	December 31, 2020	September 30, 2020
Total investment income	$1,126,615	$1,040,529
Expenses limited under the ESAs:
Interest expense, base management fees, and incentive fees	528,575	510,637
Other operating expenses as defined in the ESAs	454,804	443,008
Total expenses limited under the ESAs	983,379	953,645
Net investment income prior to limitation	143,236	86,884
Differences in recognition of ICTI and GAAP net investment income	(1,703)	(3,365)
ICTI prior to expense limitation	144,939	90,249
Declared distributions	549,197	542,729
Expense limitation under ESAs	$404,258	$452,480

Liquidity and Capital Resources
Sources and Uses of Cash and Cash Equivalents
We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, including Expense Support Agreement payments from CIM Capital, (iii) the PWB Credit Facility and any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks, including the PWB Credit Facility, and issuances of senior securities. Our primary use of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying OFS Advisor and OFS Services), (iii) debt service of any borrowings, including the Unsecured Note, and (iv) cash distributions to the holders of our stock. Principal sources and uses of cash and liquidity are presented below:

	Years Ended December 31,
	2020	2019	2018
Cash from net investment income	$1,886,689	$2,069,669	$1,319,405
Net purchases and origination of portfolio investments	(10,154,997)	(8,413,883)	(22,735,176)
Net cash used in operating activities	(8,268,308)	(6,344,214)	(21,415,771)
Net proceeds from issuances of common stock	1,711,182	6,202,646	13,401,109
Repurchase of common stock	(1,713,916)	(519,546)	(243,030)
Proceeds from unsecured note, net of discount and offering costs	—	14,690,655	—
Net borrowings under revolving line of credit	4,775,000	(4,400,000)	4,400,000
Payment of debt issuance costs	(50,000)	(50,780)	(62,750)
Cash distributions paid	(2,255,703)	(2,014,479)	(1,088,803)
Net cash provided by financing activities	2,466,563	13,908,496	16,406,526
Net increase (decrease) in cash and cash equivalents	$(5,801,745)	$7,564,282	$(5,009,245)
Comparison of the years ended December 31, 2020 and 2019.
We used $8,268,308 and $6,344,214 in cash from operating activities for the years ended December 31, 2020 and 2019, respectively. The increase in cash used in operations compared to prior year was primarily due to an increase in net purchases of portfolio investments. Net cash used in operating activities benefited from the positive cash flow impact of expenses limitations under the Advisory Agreements and the ESAs of $1,904,615 and $1,220,369 for the years ended December 31, 2020 and 2019, respectively, which reduced the net amount paid to the Advisors and affiliates. Expense support and limitation under both the Advisory Agreements and the ESAs are cancelable at any time.
Net cash provided by financing activities decreased $11,441,933 primarily due to an increase in the repurchase of common stock and the issuance in November 2019 of the Unsecured Note.
We raised net proceeds from our Offering of $1,711,182 and $6,202,646 during the years ended December 31, 2020 and 2019, respectively.
Subsequent to December 31, 2020, we paid a $549,197 distribution to our common stockholders and sold an additional 21,708 shares of our common stock for net proceeds of $276,000.
Comparison of the years ended December 31, 2019 and 2018.
We used $6,344,212 and $21,415,771 in cash from operating activities for the years ended December 31, 2019 and 2018, respectively. The decrease in cash used in operations compared to prior year was primarily due to a decrease of $14,321,293 in net purchases of portfolio investments. Net cash used in operating activities benefited from the positive cash flow impact of expenses limitations under the Investment Advisory Agreement and the Prior Expense Support Agreement of $1,220,369 and $1,132,412 for the years ended December 31, 2019 and 2018, respectively, which reduced the net amount paid to OFS Advisor and affiliates.
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

The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of December 31, 2020, we were in compliance with the applicable covenants.
The key terms of the PWB Credit Facility as of December 31, 2020 were as follows:

	Maximum Availability	Floor Rate	Interest Rate	Unused Fee	Maturity Date
PWB Credit Facility	$10,000,000	5.50%	Prime + 0.75%	0.50%	February 28, 2021
Availability under the PWB Credit Facility was $5.2 million, based on the stated advance rate of 35% under the borrowing base, and the $4.8 million outstanding as of December 31, 2020.
On February 17, 2021, we executed an amendment (the “Secured Revolver Amendment”) to the BLA with Pacific Western Bank. The Secured Revolver Amendment, among other things: (i) increased the maximum amount available under the PWB Credit Facility from $10.0 million to $15.0 million; (ii) decreased the interest rate floor from 5.50% per annum to 5.25% per annum; (iii) restricts the transfer of certain assets to our subsidiaries or incurrence of debt by, or the encumbrance of assets of our subsidiaries; and (iv) extended the maturity date from February 28, 2021 to February 28, 2023.
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
The Note Purchase Agreement contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a business development company within the meaning of the 1940 Act and minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, certain judgements and orders, and certain events of bankruptcy.

As of December 31, 2020, the Unsecured Note had the following terms and balances:

	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate	Effective Interest Rate (1)	Maturity	2020 Interest Expense (2)
Unsecured Note	$15,000,000	$285,765	6.50%	6.95%	11/27/24	$1,042,685
(1) The effective interest rate on the Unsecured Note includes deferred debt issuance cost amortization.
(2) Interest expense includes debt issuance costs amortization of $67,685 for the year ended December 31, 2020.
The average dollar borrowings and average interest rate for all of our debt for the years ended December 31, 2020, 2019, and 2018, were as follows:

Year ended	Average Dollar Borrowings	Weighted Average Interest Rate
December 31, 2020	$17,679,030	7.12%
December 31, 2019	5,396,301	7.92
December 31, 2018	514,930	6.88
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
We are permitted to borrow money from time to time within the levels permitted by the 1940 Act which generally prohibits us from incurring indebtedness, unless immediately after such borrowing, we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, Section 61(a)(2) of the 1940 Act provides that a BDC may reduce its asset coverage ratio from 200% to 150%, provided that certain conditions are met.
On November 6, 2018, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our board of directors approved the application of a reduced 150% asset coverage ratio to us. In accordance with Section 61(a)(2) of the 1940 Act, we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, the asset coverage ratio test applicable to us decreased from 200% to 150%, effective November 6, 2019. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
Contractual Obligations
On July 15, 2016, we, with approval by our board of directors, entered into the Investment Advisory Agreement, the Prior Expense Support Agreement and the Administration Agreement. The Investment Advisory Agreement became effective as of August 30, 2016, the date that we satisfied the Minimum Offering Requirement and was continued on April 4, 2019. On August 3, 2020, we, with approval by our board of directors, entered into the Dealer Manager Agreement, Sub-Advisory Agreement and Expense Support Agreement. See “Item 8 – Financial Statements – Note 3. Related Party Transactions.”
Off-Balance Sheet Arrangements
The Advisors and their affiliates have incurred organizational and offering costs, and Contractual Issuer Expenses related to us of which $672,129 and $663,535 were unreimbursed as of December 31, 2020 and 2019, respectively. We remain conditionally liable for organization and offering costs incurred by the Advisors and their affiliates on our behalf. See “Item 8 – Financial Statements – Note 3. Related Party Transactions.”
The Advisors have provided unreimbursed operating expense support of $3,898,820 and $3,503,848 as of December 31, 2020 and 2019, respectively. We remain conditionally liable for operating expense support provided by the Advisors. See “Item 8 – Financial Statements – Note 3. Related Party Transactions.”
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $454,107 of total unfunded commitments to three portfolio companies at December 31, 2020.
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
Our Board maintains a variable dividend policy with the objective of distributing four quarterly distributions in an amount not less than 90-100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, we may also pay an additional special dividend, or fifth dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities–Distributions." Our distributions for the years ended December 31, 2020, 2019 and 2018, were comprised entirely of ordinary income.

The following table reflects the cash distributions per share that we declared on our common stock during the years ended December 31, 2020, 2019, and 2018. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Monthly Amount Per Share	Cash Distribution
Year ended December 31, 2020
January 29, 2020	January 29, 2020, February 26, 2020 and March 27, 2020	April 15, 2020	$0.0875	$589,261
April 28, 2020	April 28, 2020	July 15, 2020	0.0825	182,996
May 27, 2020	May 27, 2020	July 15, 2020	0.0792	177,251
June 25, 2020	June 26, 2020	July 15, 2020	0.0822	179,554
July 28, 2020	July 29, 2020	October 15, 2020	0.0810	177,250
August 26, 2020	August 27, 2020	October 15, 2020	0.0825	182,672
September 25, 2020	September 28, 2020	October 15, 2020	0.0846	182,807
October 27, 2020	October 28, 2020	January 15, 2021	0.0846	183,130
November 25, 2020	November 26, 2020	January 15, 2021	0.0846	184,065
December 28, 2020	December 29, 2020	January 15, 2021	0.0846	182,002
				$2,220,988
Year ended December 31, 2019
January 29, 2019	January 29, 2019, February 26, 2019, March 27, 2019	April 15, 2019	$0.0875	$489,715
April 26, 2019	April 26, 2019, May 29, 2019, June 26, 2019	July 15, 2019	0.0875	514,644
July 29, 2019	July 29, 2019 August 28, 2019, September 26, 2019	October 15, 2019	0.0875	564,699
October 29, 2019	October 29, 2019, November 26, 2019, December 29, 2019	January 15, 2020	0.0875	583,912
				$2,152,970
Year ended December 31, 2018
January 29, 2018	January 29, 2018, February 26, 2018, March 28, 2018	April 16, 2018	$0.0875	$234,076
April 26, 2018	April 26, 2018, May 29, 2018, June 27, 2018	July 16, 2018	0.0875	297,097
July 27, 2018	July 27, 2018, August 29, 2018, September 26, 2018	October 15, 2018	0.0875	366,019
October 29, 2018	October 29, 2018, November 28, 2018, December 27, 2018	January 15, 2019	0.0875	445,421
				$1,342,613
The above distributions were funded, in part, through the reimbursement of certain operating expenses by the Advisors under the ESAs. The ESAs are designed to ensure no portion of our distribution to stockholders will be paid from Offering proceeds, and will provide for expense reduction payments to us in any quarterly period in which our cumulative distributions to stockholders exceeds our cumulative ICTI and net realized gains. The Expense Support Agreement may be terminated by CIM Capital, without payment of any penalty, with or without notice to us.

Repurchase of common stock
On November 6, 2018, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our board of directors approved the application of a reduced 150% asset coverage ratio to us. In accordance with Section 61(a)(2) of the 1940 Act, we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, the asset coverage ratio test applicable to us decreased from 200% to 150%, effective November 6, 2019. Additionally, in November 2019, the Board approved an offering to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period.

The following table summarizes the common stock repurchases by us as of December 31, 2020:

	Number of Shares	Amount
November 6, 2018 through December 31, 2018	18,425	$243,030
January 1, 2019 through April 5, 2019 (1)	7,407	98,296
April 6, 2019 through June 30, 2019	9,029	119,821
July 1, 2019 through September 30, 2019	7,407	97,111
October 1, 2019 through December 31, 2019	15,597	204,317
January 1, 2020 through April 3, 2020 (2)	32,622	364,384
April 4, 2020 through June 30, 2020	53,665	654,713
July 1, 2020 through September 30, 2020	55,320	694,819
October 1, 2020 through December 31, 2020	55,674	700,935
	255,146	$3,177,426
(1) Our February 11, 2019 tender offer, that was originally scheduled to expire on March 27, 2019, was amended to extend the offer period to April 5, 2019.
(2) Our February 21, 2020 tender offer, that was originally schedule to expire on March 27, 2020, was amended to extend the offer period to April 3, 2020.
All repurchased shares were retired upon acquisition.
Recent Developments
On January 8, 2021, the Board, upon the recommendation of the Nominating and Corporate Governance Committee, voted to appoint Elaine E. Healy as a Class III director of the Board, lead independent director, chair of the Nominating and Corporate Governance Committee and a member of the Audit Committee, to fill the vacancy created by the untimely death of Robert J. Cresci on December 22, 2020. Ms. Healy was appointed to serve as a member of the Board until the 2022 annual meeting of stockholders, or until her successor is duly elected and qualified. The Board and the Nominating and Corporate Governance Committee determined that Ms. Healy is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company.
On January 26, 2021, our Board declared a distribution of $0.0846 per common share, payable on April 15, 2021, to stockholders of record on January 27, 2021.
On February 19, 2021, we commenced a tender offer pursuant to which we are offering to purchase up to 55,377 shares of our issued and outstanding common stock at a price equal to our net asset value per share on March 30, 2021.
On February 23, 2021, our Board declared a distribution of $0.0846 per common share, payable on April 15, 2021, to stockholders of record on February 24, 2021.
Subsequent to December 31, 2020, we sold 21,708 common shares for net proceeds of $276,000.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of future funding and the valuation of our investment portfolio. As of December 31, 2020, 99% of our debt investments bore interest at floating interest rates and 1% of our debt investments bore interest at fixed rates, at fair value. The interest rates on our debt investments bearing floating interest rates are usually based on a floating LIBOR, and the debt investments typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. A significant portion of our loans that are subject to the floating LIBOR rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2020, substantially all of our floating rate loans were based on a floating LIBOR (not subject to a floor).
Our outstanding Unsecured Note bears interest at a fixed rate. Our PWB Credit Facility has a floating interest rate provision based on the Prime Rate with an effective interest rate of 8.09% as of December 31, 2020.
Assuming that our balance sheet as of December 31, 2020, were to remain constant, and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Basis point increase	Interest income	Interest expense	Net increase
25	$11,964	—(1)	$11,964
50	23,636	—(1)	23,636
75	42,347	—(1)	42,347
100	108,142	—(1)	108,142
125	185,642	—(1)	185,642

Basis point decrease	Interest income	Interest expense	Net decrease
25	$(10,812)	—(1)	$(10,812)
50	(10,812)	—(1)	(10,812)
75	(10,812)	—(1)	(10,812)
100	(10,812)	—(1)	(10,812)
125	(10,812)	—(1)	(10,812)
(1) Any additional increase or decrease in LIBOR would not result in a change to interest expense due to a minimum base rate, or floor, that we incur on the PWB Credit Facility.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Hancock Park Corporate Income, Inc., and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the two‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in its net assets and its cash flows for each of the years in the two‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with custodians, agents, or portfolio companies, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Chicago, Illinois
March 26, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Hancock Park Corporate Income, Inc.
Chicago, Illinois
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of operations, changes in net assets and cash flows of Hancock Park Corporate Income, Inc. (the “Company”) for the year ended December 31, 2018, and the related notes, including the financial highlights for each of the three years in the period ended December 31, 2018 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations, the changes in its net assets, and its cash flows for the year ended December 31, 2018, and the financial highlights for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Chicago, Illinois
March 29, 2019

Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities

	December 31,
	2020	2019
Assets:
Non-control/non-affiliate investments at fair value (amortized cost of $46,226,581 and $40,770,129 respectively)	$45,314,688	$40,124,923
Cash and cash equivalents	3,012,833	8,814,578
Interest receivable	164,222	116,040
Due from sub-adviser (see Note 3)	659,003	—
Prepaid expenses and other assets	6,676	41,544
Total assets	$49,157,422	$49,097,085

Liabilities:
Revolving line of credit	$4,775,000	$—
Unsecured note (net of discount and deferred debt issuance costs of $285,765 and $303,450, respectively)	14,714,235	14,696,550
Payable for investment purchased	—	4,316,624
Due to adviser and affiliates (see Note 3)	589,318	107,024
Accrued professional fees	161,842	129,135
Payable for repurchase of common stock	700,935	—
Distributions payable	549,197	583,912
Other liabilities	225,020	143,334
Total liabilities	21,715,547	19,976,579

Commitments and contingencies (Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized as of December 31, 2020 and 2019; 2,178,920 and 2,239,774 shares issued and outstanding as of December 31, 2020 and 2019, respectively	2,179	2,240
Paid-in capital in excess of par	29,042,554	29,786,761
Total distributable earnings (accumulated losses)	(1,602,858)	(668,495)
Total net assets	27,441,875	29,120,506

Total liabilities and net assets	$49,157,422	$49,097,085

Number of shares outstanding	2,178,920	2,239,774
Net asset value per share	$12.59	$13.00

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2020	2019	2018
Investment income
Interest income	$4,262,609	$3,429,780	$1,620,644
Payment-in-kind dividend income	—	—	2,630
Fee income	122,303	97,809	69,170
Total investment income	4,384,912	3,527,589	1,692,444

Operating expenses
Amortization of deferred offering costs	307,688	180,872	171,649
Contractual issuer expenses (see Notes 2 and 3)	8,151	7,659	14,963
Interest expense	1,259,298	427,432	61,259
Management fees	542,416	405,282	183,011
Incentive fees	277,399	195,720	—
Administrative fees	842,972	675,155	581,294
Professional fees	604,265	534,433	430,107
Insurance expense	97,607	76,550	82,026
Transfer agent expense	91,540	102,068	80,020
Other expenses	70,112	86,707	91,071
Total operating expenses	4,101,448	2,691,878	1,695,400
Less: Net expense limitation under agreements with advisers (see Notes 2 and 3)	(1,904,615)	(1,220,369)	(1,132,412)
Net operating expenses	2,196,833	1,471,509	562,988

Net investment income	2,188,079	2,056,080	1,129,456

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	(590,347)	52	1,414
Net unrealized depreciation on investments, net of deferred taxes	(351,706)	(103,642)	(578,478)
Net loss on investments	(942,053)	(103,590)	(577,064)

Net increase in net assets resulting from operations	$1,246,026	$1,952,490	$552,392

Net investment income per common share - basic and diluted	$0.99	$1.00	$0.88
Net increase in net assets resulting from operations per common share - basic and diluted	$0.56	$0.95	$0.43
Distributions declared per common share	1.01	1.05	1.05
Basic and diluted weighted average shares outstanding	2,214,984	2,053,953	1,288,439

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at January 1, 2018	845,700	$846	$11,251,552	$17,634	$11,270,032
Net investment income	—	—	—	1,129,456	1,129,456
Net realized gain on investments	—	—	—	1,414	1,414
Unrealized depreciation on investments, net of deferred taxes	—	—	—	(578,478)	(578,478)
Tax reclassifications of permanent differences	—	—	(207,734)	207,734	—
Common stock issued	991,524	991	13,400,112	—	13,401,103
Repurchase of common stock	(18,425)	(18)	(243,012)	—	(243,030)
Distributions to stockholders	—	—	—	(1,342,611)	(1,342,611)
Net increase (decrease) for the year ended December 31, 2018	973,099	973	12,949,366	(582,485)	12,367,854
Balances at December 31, 2018	1,818,799	$1,819	$24,200,918	$(564,851)	$23,637,886

Net investment income	—	—	—	2,056,080	2,056,080
Net realized gain on investments	—	—	—	52	52
Unrealized depreciation on investments, net of deferred taxes	—	—	—	(103,642)	(103,642)
Tax reclassifications of permanent differences	—	—	(96,836)	96,836	—
Common stock issued	460,414	460	6,202,186	—	6,202,646
Repurchase of common stock	(39,439)	(39)	(519,507)	—	(519,546)
Distributions to stockholders	—	—	—	(2,152,970)	(2,152,970)
Net increase (decrease) for the year ended December 31, 2019	420,975	421	5,585,843	(103,644)	5,482,620
Balances at December 31, 2019	2,239,774	$2,240	$29,786,761	$(668,495)	$29,120,506

Net investment income	—	—	—	2,188,079	2,188,079
Net realized loss on investments	—	—	—	(590,347)	(590,347)
Unrealized depreciation on investments, net of deferred taxes	—	—	—	(351,706)	(351,706)
Tax reclassifications of permanent differences	—	—	(40,599)	40,599	—
Common stock issued	136,427	136	1,711,046	—	1,711,182
Repurchase of common stock	(197,281)	(197)	(2,414,654)	—	(2,414,851)
Distributions to stockholders	—	—	—	(2,220,988)	(2,220,988)
Net decrease for the year ended December 31, 2020	(60,854)	(61)	(744,207)	(934,363)	(1,678,631)
Balances at December 31, 2020	2,178,920	$2,179	$29,042,554	$(1,602,858)	$27,441,875

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$1,246,026	$1,952,486	$552,392
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized depreciation on investments	351,706	103,642	578,478
Net realized (gain) loss on investments	590,347	(52)	(1,414)
Amortization of net loan fees	(144,672)	(73,690)	(71,832)
Amendment fees collected	8,293	3,820	3,082
Amortization of debt issuance costs	102,200	59,249	20,082
Payment-in-kind interest and dividend income	(10,264)	(20,856)	(17,832)
Accretion of interest income on Structured Finance Notes	(51,140)	—	—
Purchase of portfolio investments	(18,804,106)	(17,712,013)	(26,329,003)
Proceeds from principal payments on portfolio investments	10,447,939	4,163,149	2,785,305
Proceeds from the sale or redemption of portfolio investments	2,517,794	1,539,643	87,236
Changes in other operating assets and liabilities:
Interest receivable	(48,182)	76,255	(142,365)
Due from sub-adviser	(659,003)	—	—
Due to advisor and affiliates	482,294	(55,973)	277,770
Accrued professional fees	32,707	(61,876)	31,495
Payable for investments purchased	(4,316,624)	3,595,338	721,286
Other assets and liabilities	(13,623)	86,664	89,549
Net cash used in operating activities	(8,268,308)	(6,344,214)	(21,415,771)

Cash flows from financing activities
Net proceeds from the issuance of common stock	1,711,182	6,202,646	13,401,109
Distributions paid to stockholders	(2,255,703)	(2,014,479)	(1,088,805)
Repurchase of common stock	(1,713,916)	(519,546)	(243,030)
Proceeds from unsecured note, net of discount and offering costs	—	14,690,655	—
Borrowing under revolving line of credit	12,275,000	7,075,000	5,100,000
Repayments under revolving line of credit	(7,500,000)	(11,475,000)	(700,000)
Payment of debt issuance costs	(50,000)	(50,780)	(62,750)
Net cash provided by financing activities	2,466,563	13,908,496	16,406,526

Net increase (decrease) in cash and cash equivalents	(5,801,745)	7,564,282	(5,009,245)
Cash and cash equivalents at beginning of year	8,814,578	1,250,296	6,259,541
Cash and cash equivalents at end of year	$3,012,833	$8,814,578	$1,250,296
Supplemental disclosure of cash flow information:
Organization and offering costs, and contractual issuer expenses paid by investment adviser and its affiliates (see Notes 2 and 3)	$217,356	$307,129	$218,086
Amortization of deferred offering costs limited by investment advisers (see Notes 2 and 3)	307,688	180,872	171,649
Cash paid during the year for interest	1,156,040	277,592	39,210

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2020

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		8.50%	(L +7.50%)	12/19/2019	8/20/2024	$3,235,962	$3,207,447	$3,074,744	11.2%

A&A Transfer, LLC	Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		8.25%	(L +6.50%)	2/7/2020	2/7/2025	1,848,000	1,825,185	1,866,480	6.8
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +6.50%)	2/7/2020	2/7/2025	—	(3,891)	(2,373)	—
						1,848,000	1,821,294	1,864,107	6.8
BayMark Health Services	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		9.25%	(L +8.25%)	3/22/2018	3/1/2025	1,000,000	994,006	1,000,000	3.6

Chemical Resources Holdings, Inc.	Custom Compounding of Purchased Resins
Senior Secured Loan (6)		9.17%	(L +7.67%)	1/25/2019	1/25/2024	1,256,850	1,246,469	1,256,850	4.6
Common Equity (168 units) (7) (13)				1/25/2019			166,469	314,000	1.1
						1,256,850	1,412,938	1,570,850	5.7
Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		8.73%	(L +8.50%)	6/6/2017	11/1/2025	1,447,640	1,405,677	1,391,331	5.1

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		8.50%	(L +7.50%)	3/27/2020	3/27/2024	2,650	2,650	2,650	—
Senior Secured Loan		12.00%	(L +11.00%)	3/27/2020	3/27/2025	3,522	3,080	3,593	—
Common Equity (1,362 units)				3/27/2020			46,403	34,036	0.1
						6,172	52,133	40,279	0.1
Convergint Technologies	Security Systems Services (except Locksmiths)
Senior Secured Loan		7.50%	(L +6.75%)	9/28/2018	2/2/2026	2,393,750	2,353,885	2,330,921	8.5

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)				3/8/2018			115,154	178,000	0.6

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2020

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan (9)		3.50%	(L +2.75%)	8/22/2017	8/15/2024	$96,100	$95,851	$95,640	0.3%
Senior Secured Loan		7.75%	(L +7.00%)	8/22/2017	8/15/2025	1,939,435	1,935,728	1,939,435	7.1
						2,035,536	2,031,579	2,035,075	7.4
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (2)		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	479,683	475,323	229,885	0.8
Common Equity (3,750 units) (7)				7/13/2017			37,500	—	—
						479,683	512,823	229,885	0.8
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	4/25/2024	1,000,000	987,954	1,000,000	3.6

Hyland Software, Inc.	Software Publishers
Senior Secured Loan (9)		4.25%	(L +3.50%)	10/24/2018	7/1/2024	21,733	21,712	21,814	0.1
Senior Secured Loan		7.75%	(L +7.00%)	10/24/2018	7/7/2025	293,452	294,593	293,452	1.1
						315,185	316,305	315,267	1.2
Inergex Holdings	Other Computer Related Services
Senior Secured Loan		8.00%	(L +7.00%)	10/1/2018	10/1/2024	1,094,797	1,084,334	1,060,897	3.9
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +7.00%)	10/1/2018	10/1/2024	—	(1,171)	—	—
						1,094,797	1,083,163	1,060,897	3.9
Institutional Shareholder Services Inc.	Administrative Management and General Management Consulting Services
Senior Secured Loan		8.75%	(L +8.50%)	3/4/2019	3/5/2027	1,068,750	1,043,966	1,068,750	3.9

I&I Sales Group, LLC	Marketing Consulting Services
Senior Secured Loan		9.50%	(L +8.50%)	12/30/2020	7/10/2025	1,000,000	982,521	982,521	3.6
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +8.50%)	12/30/2020	7/10/2025	—	(512)	(512)	—
						1,000,000	982,009	982,009	3.6
Milrose Consultants, LLC	Administrative Management and General Management Consulting Services
Senior Secured Loan (6)		7.62%	(L +6.62%)	7/16/2019	7/16/2025	3,925,926	3,892,798	3,910,455	14.2

Online Tech Stores, LLC	Stationery and Office Supplies Merchant Wholesalers
Subordinated Secured Loan (10)		13.50% PIK	N/A	2/1/2018	8/1/2023	1,147,487	1,007,141	151,631	0.6

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2020

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		9.75%	(L +8.75%)	11/16/2017	6/30/2025	$1,636,364	$1,624,785	$1,636,364	6.0%

Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		8.75%	(L +7.75%)	9/24/2018	5/1/2026	2,000,000	2,007,100	1,979,900	7.2

Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		9.75% cash / 1.50% PIK	(L +8.75%)	3/23/2018	3/23/2023	379,552	375,340	368,870	1.3
Common Equity (86 units) (7)				3/23/2018			85,714	73,000	0.3
						379,552	461,054	441,870	1.6
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		5.50%	(L +4.50%)	6/7/2017	5/26/2023	68,105	67,831	67,337	0.2
Senior Secured Loan		9.50%	(L +8.50%)	6/7/2017	11/26/2023	178,571	177,371	178,204	0.6
						246,676	245,202	245,540	0.8
Rocket Software, Inc.	Software Publishers
Senior Secured Loan		8.46%	(L +8.25%)	11/20/2018	11/28/2026	1,285,406	1,268,054	1,278,549	4.7

RPLF Holdings, LLC	Software Publishers
Common Equity (45,890 units) (7) (13)				1/17/2018			88,917	109,000	0.4

SourceHOV Tax, Inc.	Other Accounting Services
Senior Secured Loan (6)		7.61%	(L +6.11%)	3/16/2020	3/17/2025	3,552,124	3,525,944	3,569,555	13.0

Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,)	Child Day Care Services
Senior Secured Loan		8.50%	(L +8.25%)	7/26/2018	7/30/2026	704,000	699,087	628,475	2.3

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (9)		5.25%	(L +4.25%)	5/15/2018	12/11/2024	103,836	103,681	99,705	0.4
Senior Secured Loan		9.00%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,593,192	1,506,214	5.6
						1,697,056	1,696,873	1,605,919	6.0

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2020

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		9.75%	(L +8.75%)	7/18/2019	12/22/2022	$500,000	$498,036	$474,777	1.7%
Senior Secured Loan		9.75%	(L +8.75%)	12/22/2017	12/31/2021	166,667	166,667	158,259	0.6
Senior Secured Loan		8.00%	(L +7.00%)	7/20/2018	12/31/2021	333,333	333,333	318,765	1.2
Senior Secured Loan (Delayed Draw)		9.75%	(L +8.75%)	7/20/2018	12/22/2022	500,000	500,000	474,777	1.7
						1,500,000	1,498,036	1,426,579	5.2
Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan (9)		3.90%	(L +3.75%)	5/30/2017	4/22/2024	15,826	15,750	15,829	0.1
Senior Secured Loan		9.25%	(L +8.25%)	5/30/2017	4/21/2025	1,878,456	1,821,347	1,878,456	6.8
						1,894,282	1,837,097	1,894,285	6.9
TTG Healthcare, LLC	Diagnostic Imaging Centers
Senior Secured Loan		8.50%	(L +7.50%)	3/1/2019	11/28/2025	1,625,354	1,609,224	1,619,283	5.9
Preferred Equity (191 units) (7) (13)				3/1/2019			191,409	338,000	1.2
						1,625,354	1,800,633	1,957,283	7.1
Wastebuilt Environmental Solutions, LLC.	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		10.25%	(L +8.75%)	10/11/2018	10/11/2024	1,500,000	1,480,183	1,256,550	4.6

Xperi	Semiconductor and Related Device Manufacturing
Senior Secured Loan (9)		4.15%	(L +4.00%)	6/1/2020	6/1/2025	83,214	76,747	83,492	0.3

Total Debt and Equity Investments						$41,359,765	$41,529,984	$40,317,562	146.9%

Structured Finance Note Investments
Apex Credit CLO 2020
Subordinated Notes (16)		14.16% (14)		11/16/2020	11/19/2031 (11)	3,650,000	3,116,775 (15)	3,295,738	12.0

Monroe Capital MML CLO X, LTD.
Mezzanine bond - Class E		9.08%	(L +8.85%)	8/7/2020	8/20/2031 (11)	862,500	801,944	838,043	3.1

Park Avenue Institutional Advisers CLO 2017-1 – Class D
Mezzanine bond - Class D		6.44%	(L +6.22%)	6/5/2020	11/14/2029 (11)	100,000	82,564	95,269	0.3

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2020

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Regatta II Funding – Class DR2
Mezzanine bond - Class DR2		7.19%	(L +6.95%)	6/5/2020	1/15/2029 (11)	$800,000	$695,314	$768,076	2.8%

Total Structured Finance Note Investments						$5,412,500	$4,696,597	$4,997,126	18.2%

Total Investments						$46,772,265	$46,226,581	$45,314,688	165.1%

(1) Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Rule 6-03(f) of Regulation S-X or Rule 144 of the Securities Act.
(2) The interest rate on this investment contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for this investment. The following table provides additional details on this PIK investment, including the maximum annual PIK interest rate allowed as of December 31, 2020:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%

(3) Substantially all of the investments that bear interest at a variable rate are indexed to LIBOR (L), generally between 0.75% and 1.0% at December 31, 2020, and reset monthly, quarterly, or semi-annually. Variable-rate loans with an aggregate cost of $39,315,954 include LIBOR reference rate floor provisions of generally 0.75% to 1.0% at December 31, 2020, the reference rate on such instruments was generally below the stated floor provisions. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at December 31, 2020. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
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

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2020
(6) The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of December 31, 2020:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
Chemical Resources Holdings, Inc.	9.17%	7.50%	1.67%
Milrose Consultants, LLC	7.62%	7.00%	0.62%
SourceHOV Tax, Inc.	7.61%	7.00%	0.61%

(7) Non-income producing.
(8) Investments pledged as collateral under the PWB Credit Facility.
(9) Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.
(10) Investment was on non-accrual status as of December 31, 2020, meaning the Company has suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(11) Maturity date represents the contractual maturity date of the Structured Finance Notes. Projected cash flows, including the projected amount and timing of terminal principal payments which may be projected to occur prior to contractual maturity date, were utilized in deriving the effective yield of the investments.
(12) Subject to unfunded commitments. See Note 6 for further details.
(13) Investment held by HPCI-MB, a wholly owned subsidiary subject to corporate income tax.
(14) The rate disclosed is the estimated effective yield, generally established at purchase and re-evaluated upon receipt of distributions, and based upon projected amounts and timing of future distributions and the projected amount and timing of terminal principal payments at the time of estimation. The estimated yield and investment cost may ultimately not be realized.
(15) Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated debt investments.
(16) CLO subordinated debt positions are entitled to recurring distributions which are generally equal to the remaining cash flow of payments made by underlying securities less contractual payments to debt holders and fund expenses

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2019

Portfolio Company (1) (8) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		9.40%	(L +7.50%)	12/19/2019	8/20/2024	$3,000,000	$2,970,229	$2,970,229	10.2%

Asurion, LLC (9)	Communication Equipment Repair and Maintenance
Senior Secured Loan		8.30%	(L +6.50%)	11/19/2019	8/4/2025	1,500,000	1,511,250	1,511,250	5.2

BayMark Health Services	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		10.21%	(L +8.25%)	3/22/2018	3/1/2025	1,000,000	992,561	1,000,000	3.4

Carolina Lubes, Inc.	Automotive Oil Change and Lubrication Shops
Senior Secured Loan (5)		9.83%	(L +7.70%)	8/23/2017	8/23/2022	557,824	555,230	563,314	1.9
Senior Secured Loan (Revolver) (7)		0.25% (11)	(L +7.25%)	8/23/2017	8/23/2022	—	(212)	(212)	—
						557,824	555,018	563,102	1.9
Chemical Resources Holdings, Inc.	Custom Compounding of Purchased Resins
Senior Secured Loan (5)		9.82%	(L +7.89%)	1/25/2019	1/25/2024	1,256,850	1,243,072	1,257,160	4.3
Common Equity (168 units) (6) (14)				1/25/2019			166,469	223,784	0.8
						1,256,850	1,409,541	1,480,944	5.1
Cirrus Medical Staffing, Inc.	Temporary Help Services
Senior Secured Loan (5)		10.19%	(L +8.25%)	3/5/2018	10/19/2022	820,283	813,402	806,839	2.8
Senior Secured Loan (Revolver) (7)		10.19%	(L +8.25%)	3/5/2018	10/19/2022	91,928	91,928	90,371	0.3
						912,211	905,330	897,210	3.1
Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		10.41%	(L +8.50%)	6/6/2017	11/1/2025	447,640	440,143	433,920	1.5

Constellis Holdings, LLC (12)	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		6.93%	(L +5.00%)	4/27/2017	4/21/2024	24,438	24,281	10,079	—
Senior Secured Loan		10.93%	(L +9.00%)	4/26/2017	4/21/2025	550,000	553,529	22,500	0.1
						574,438	577,810	32,579	0.1

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2019

Portfolio Company (1) (8) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Convergint Technologies	Security Systems Services (except Locksmiths)
Senior Secured Loan		8.55%	(L +6.75%)	9/28/2018	2/2/2026	$1,893,750	$1,856,191	$1,862,669	6.4%

Davis Vision, Inc.	Direct Health and Medical Insurance Carriers
Senior Secured Loan		8.55%	(L +6.75%)	7/16/2018	12/1/2025	1,371,000	1,347,363	1,370,999	4.7

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Senior Secured Loan (5)		11.21%	(L +9.27%)	3/8/2018	11/20/2023	1,092,259	1,085,181	1,074,896	3.7
Common Equity (115 units) (6) (14)				3/8/2018			115,385	135,361	0.5
						1,092,259	1,200,566	1,210,257	4.2
DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan (9)		4.55%	(L +2.75%)	8/22/2017	8/15/2024	97,091	96,770	96,909	0.3
Senior Secured Loan		8.80%	(L +7.00%)	8/22/2017	8/15/2025	1,590,882	1,594,381	1,590,882	5.5
						1,687,973	1,691,151	1,687,791	5.8
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (10)		12.00%	N/A	7/13/2017	1/13/2023	474,220	471,670	474,994	1.6
Common Equity (3,750 units) (6)				7/13/2017			37,500	46,925	0.2
						474,220	509,170	521,919	1.8
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	4/25/2024	1,000,000	984,311	957,589	3.3

Hyland Software, Inc.	Software Publishers
Senior Secured Loan (9)		5.30%	(L +3.50%)	10/24/2018	7/1/2024	21,955	21,929	22,111	0.1
Senior Secured Loan		8.80%	(L +7.00%)	10/24/2018	7/7/2025	333,469	335,106	335,453	1.2
						355,424	357,035	357,564	1.3
Inergex Holdings	Other Computer Related Services
Senior Secured Loan		8.94%	(L +7.00%)	10/1/2018	10/1/2024	1,105,984	1,092,589	1,099,360	3.8
Senior Secured Loan (Revolver) (7)		9.06%	(L +7.00%)	10/1/2018	10/1/2024	125,000	123,516	124,251	0.4
						1,230,984	1,216,105	1,223,611	4.2

Institutional Shareholder Services Inc.	Administrative Management and General Management Consulting Services
Senior Secured Loan		10.44%	(L +8.50%)	3/4/2019	3/5/2027	1,068,750	1,039,942	1,043,849	3.6

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2019

Portfolio Company (1) (8) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
McAfee, LLC (9)	Software Publishers
Senior Secured Loan		10.30%	(L +8.50%)	11/15/2019	9/29/2025	1,500,000	1,501,875	1,501,875	5.2

Milrose Consultants, LLC (5)	Administrative Management and General Management Consulting Services
Senior Secured Loan		8.14%	(L +6.20%)	7/16/2019	7/16/2025	$2,000,000	$1,986,156	$1,981,712	6.8%

Online Tech Stores, LLC	Stationery and Office Supplies Merchant Wholesalers
Subordinated Secured Loan		10.50%	N/A	2/1/2018	8/1/2023	1,020,175	1,007,141	909,902	3.1

OnSite Care, PLLC (5)	Home Health Care Services
Senior Secured Loan		9.10%	(L +7.75%)	8/10/2018	8/10/2023	1,209,375	1,197,378	1,161,457	4.0

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		10.70%	(L +8.75%)	11/16/2017	6/30/2025	2,000,000	1,982,998	1,982,998	6.8

Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		9.49%	(L +7.75%)	9/24/2018	5/1/2026	2,000,000	2,008,434	1,971,656	6.8

Performance Team LLC	General Warehousing and Storage
Senior Secured Loan		11.80%	(L +10.00%)	5/24/2018	11/24/2023	1,026,316	1,019,049	1,036,579	3.6

Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		10.55%	(L +8.75%)	3/23/2018	3/23/2023	430,236	424,753	434,538	1.4
Common Equity (86 Class A units) (6)				3/23/2018			85,714	146,000	0.5
						430,236	510,467	580,538	1.9
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		6.60%	(L +4.50%)	6/7/2017	5/26/2023	69,391	68,996	67,846	0.2
Senior Secured Loan		10.60%	(L +8.50%)	6/7/2017	11/26/2023	178,571	176,956	170,044	0.6
						247,962	245,952	237,890	0.8
Rocket Software, Inc.	Software Publishers
Senior Secured Loan (9)		6.05%	(L +4.25%)	11/20/2018	11/28/2025	136,300	135,720	132,970	0.5
Senior Secured Loan		10.05%	(L +8.25%)	11/20/2018	11/28/2026	1,285,406	1,265,107	1,248,468	4.3

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2019

Portfolio Company (1) (8) Investment Type (2)	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
						1,421,706	1,400,827	1,381,438	4.8
RPLF Holdings, LLC (6) (14)	Software Publishers
Common Equity (45,890 Class A units)				1/17/2018			45,890	33,605	0.1

SSH Group Holdings, Inc.	Child Day Care Services
Senior Secured Loan (9)		6.19%	(L +4.25%)	7/26/2018	7/30/2025	$94,800	$94,611	$95,452	0.3%
Senior Secured Loan		10.19%	(L +8.25%)	7/26/2018	7/30/2026	704,000	698,201	711,040	2.4
						798,800	792,812	806,492	2.7
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		6.05%	(L +4.25%)	5/15/2018	12/11/2024	104,907	104,709	104,821	0.4
Senior Secured Loan		9.80%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,593,186	1,585,535	5.3
						1,698,127	1,697,895	1,690,356	5.7
The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		8.80%	(L +7.00%)	7/18/2019	3/31/2020	333,333	331,582	331,810	1.1
Senior Secured Loan		10.55%	(L +8.75%)	12/22/2017	12/22/2022	500,000	497,770	498,106	1.7
Senior Secured Loan (Delayed Draw)		10.55%	(L +8.75%)	7/20/2018	12/22/2022	500,000	500,000	498,106	1.7
						1,333,333	1,329,352	1,328,022	4.5
Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan		5.55%	(L +3.75%)	5/30/2017	4/22/2024	15,990	15,890	15,653	0.1
Senior Secured Loan		10.05%	(L +8.25%)	5/30/2017	4/21/2025	1,878,456	1,808,043	1,791,751	6.2
						1,894,446	1,823,933	1,807,404	6.3
TTG Healthcare, LLC	Diagnostic Imaging Centers
Senior Secured Loan		10.71%	(L +9.00%)	3/1/2019	3/1/2024	1,003,518	989,921	975,594	3.4
Preferred Equity (191 units) (6) (14)				3/1/2019			191,409	201,006	0.7
						1,003,518	1,181,330	1,176,600	4.1
Wastebuilt Environmental Solutions, LLC.	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		10.69%	(L +8.75%)	10/11/2018	10/11/2024	1,500,000	1,474,924	1,410,917	4.8

Total Investments						$40,507,317	$40,770,129	$40,124,923	137.8%
(1) Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Rule 6-03(f) of Regulation S-X or Rule 144 of the Securities Act.
(2) All of the Company’s investments were qualifying assets under Section 55(a) of the 1940 Act as of the year end. Qualifying assets must represent at least 70% of the Company's assets, as defined under Section 55 of the 1940 Act, at the time of acquisition of any additional non-qualifying assets.

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
The Company’s objective is to provide stockholders with current income and capital appreciation through its strategic investment focus primarily on debt investments and, to a lesser extent, equity investments in middle-market companies principally in the United States. OFS Capital Management, LLC ("OFS Advisor"), an affiliate of the Company, a registered investment adviser, and a subsidiary of Orchard First Source Asset Management, LLC ("OFSAM"), serves as investment adviser to, manages the day-to-day operations of, the Company, and effective as of August 3, 2020, CIM Capital IC Management, LLC ("CIM Capital"), an affiliate of the Company, OFS Advisor and CCO Capital, LLC, and a registered investment adviser under the the Investment Advisers Act of 1940, as amended, serves as sub-adviser. OFS Advisor also serves as the investment adviser to collateralized loan obligation ("CLO") funds and other assets, including OFS Capital Corporation ("OFS Capital"). OFS Capital is a publicly-traded BDC with an investment strategy similar to the Company's. OFS Advisor also serves as the investment adviser for OFS Credit Company, Inc. ("OCCI"), a non-diversified, externally managed, closed-end management investment company that has registered as an investment company under the 1940 Act that primarily invests in CLO debt and subordinated securities ("Structured Finance Notes").
The Company intends to raise up to $200,000,000 through offering shares of its common stock to investors in a continuous offering (the “Offering”) in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the "Securities Act"). Through August 3, 2020, the Company and OFS Advisor were party to a dealer manager agreement (the "Dealer Management Agreement") with International Asset Advisory, LLC ("IAA"). Placement activities were conducted by IAA and participating broker dealers who solicited subscriptions to purchase shares of the Company’s common stock.
On August 3, 2020, the Dealer Manager Agreement was amended and restated to include CCO Capital, LLC, an affiliate of the Company, OFS Advisor and CIM Capital ("CCO"), as an additional dealer manager for the Offering. From August 3, 2020 through August 31, 2020, CCO and IAA served as “co-dealer managers” and, effective September 1, 2020, IAA assigned and transferred all of IAA’s rights, obligations, interests and benefits under the Dealer Manager Agreement to CCO.
The Company may make investments through HPCI-MB, Inc. ("HPCI-MB"), a wholly owned subsidiary of the Company that generally holds the equity investments that are taxed as pass-through entities.

Note 2. Summary of Significant Accounting Policies
Basis of presentation: The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"), including Accounting Standards Codification ("ASC") Topic 946, Financial Services–Investment Companies ("ASC Topic 946") and the requirements for reporting on Form 10-K, the 1940 Act, and Articles 6 and 12 of Regulation S-X. The consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation in accordance with GAAP. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.
Principles of consolidation: The Company consolidates majority-owned investment company subsidiaries. The Company does not own any controlled operating company whose business consists of providing services to the Company, which would also require consolidation. All intercompany balances and transactions are eliminated upon consolidation.
Investments: The Company applies fair value accounting in accordance with ASC Topic 820, Fair Value Measurements, which defines fair value, establishes a framework to measure fair value, and requires disclosures regarding fair value measurements. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined through the use of models and other valuation techniques, valuation inputs, and assumptions market participants would use to value the investment. Highest priority is given to prices for identical assets quoted in active markets (Level 1) and the lowest priority is given to unobservable valuation inputs (Level 3). The availability of observable inputs can vary significantly and is affected by many factors, including the type of product, whether the product is new to the market, whether the product is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that the valuation is based on unobservable inputs, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3 (i.e., those instruments valued using unobservable inputs), which comprise the majority of the Company’s investments. See Note 5 for details.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid investments not held for resale with initial maturities of three months or less. The Company’s cash and cash equivalents are maintained with a member bank of the Federal Deposit Insurance Corporation ("FDIC") and at times, such balances may be in excess of the FDIC insurance limits. Included in cash and cash equivalents is $3,012,833 and $8,814,578 held in a US Bank Money Market Deposit Account as of December 31, 2020 and 2019, respectively.
Offering costs: Offering costs include legal, accounting, printing and other expenses pertaining to the preparation of the Offering; the related dealer-manager agreement, and other underwriting expenses, which include permissible due diligence reimbursements to CCO and participating broker-dealers. Amortization of deferred offering costs for the years ended December 31, 2020, 2019 and 2018, were $307,688, $180,872 and $171,649 respectively. The investment advisory and management agreement between the Company and OFS Advisor, dated July 15, 2016 ("Investment Advisory Agreement"), as well as the sub-advisory agreement dated as of August 3, 2020, by and between OFS Advisor and CIM Capital (the "Sub-Advisory Agreement", and together with the Investment Advisory Agreement, the "Advisory Agreements"), limit the Company's liability for offering costs, and the related amortization expense, as discussed below and in Note 3.
Deferred offering costs as of December 31, 2020 and 2019, are as follows:

	December 31,
	2020	2019
Total deferred offering costs	$69,293	$167,776
Deferred offering costs limitation under the Advisory Agreements (see below and Note 3)	(69,293)	(167,776)
Deferred offering costs recognized by the Company	$—	$—
Expense Limitation Agreements and Contractual Issuer Expenses: The Company benefits from the following expense limitation agreements with OFS Advisor and CIM Capital (the "Advisors"): (i) portions of the Advisory Agreements, and (ii) the Expense Support Agreement and Conditional Reimbursement Agreement dated July 15, 2016, between the Company and OFS Advisor (the "Prior Expense Support Agreement") and the Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of August 3, 2020, by and among the Company, OFS Advisor and CIM Capital (the "Expense Support Agreement", and together with the Prior Expense Support Agreement, the "ESAs"), which limit all other operating expenses. The Prior Expense Support Agreement was in effect through August 3, 2020, with the Expense Support Agreement effective thereafter.
The Advisory Agreements contain provisions limiting the Company's obligation to recognize and pay (i) offering costs, and (ii) other contractually-defined costs pertaining to the Company's organization and the Offering, including (a) costs associated with technology integration between the Company’s systems and those of its participating broker-dealers; (b) marketing expenses, which includes development of marketing materials and marketing presentations, training and educational meetings, and generally coordinating the marketing process for the Company; and (c) the salaries and direct expenses of the Advisors' employees, employees of their affiliates and others while engaged in organization, offering, and these other contractually-defined activities ("Contractual Issuer Expenses").
The Company recognizes the reimbursement liability for expenses limited under the Advisory Agreements as the substantive conditions for incurrence of the liability—specifically, the sale of shares from whose proceeds the Advisors will be paid for

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

unreimbursed costs—become satisfied. Any such reimbursement by the Company will be allocated first to reimburse any reimbursable expenses incurred by OFS Advisor or its affiliates that are eligible for reimbursement pursuant to the Investment Advisory Agreement, followed by reimbursement to CIM Capital pursuant to the Sub-Advisory Agreement.
The ESAs limit all other operating expenses not separately limited under the Advisory Agreements such that no distribution by the Company is deemed to be a return of capital contributed by its stockholders (see Note 3). The Company has not, to date, recognized a reimbursement liability for expenses limited under the ESAs because substantive conditions for incurrence of the liability have not been satisfied.
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
The initial effect of expense limitation agreements are recognized reductions in gross expenses in the consolidated statement of operations, and elimination of associated assets and liabilities in the consolidated statement of assets and liabilities in the period of limitation. The Company is conditionally liable to reimburse the Advisors for costs that it has paid under the ESAs.
Revenue recognition:
Interest income: Interest income is recognized on an accrual basis and reported as an interest receivable until collected. Interest income is accrued daily based on the outstanding principal amount on the consolidated statements of assets and liabilities and the contractual terms of the debt investment. Certain of the Company’s investments contain a payment-in-kind interest income provision (“PIK interest”). The PIK interest, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash. Recognition of PIK interest includes assessments of collectibility, and may result in recognition of the PIK income that corresponds to the fair value of the associated investment. The Company discontinues accrual of interest income, including PIK interest, when there is reasonable doubt that the interest income will be collected.
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
Further, the Company may acquire or receive equity, warrants or other equity-related securities (“Equity”) in connection with the Company’s acquisition of, subsequent amendment or restructuing to, debt investments. The Company determines the cost basis of Equity based on its fair value, and the fair value of debt investments and other securities or consideration received. Any resulting difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the Equity is treated as OID, and accreted into interest income as described above.
Interest income - Structured Finance Notes: Interest income from investments in CLO mezzanine debt and CLO subordinated debt positions ("Structured Finance Notes") is recognized on the basis of the estimated effective yield to expected redemptions utilizing assumed cash flows in accordance with ASC Sub-topic 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash flows from its Structured Finance Notes and the effective yield is generally established at purchase and re-evaluated upon receipt of distributions.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

payable in additional preferred securities or contractually earned but not declared (“PIK dividends”) are recognized at fair value and recorded as an adjustment to the cost basis of the investment. Distributions in excess of the accumulated net income of the underlying portfolio company are recorded as a reduction in the cost of the common or preferred stock investment.
Fee income: The Company generates fee revenue in the form of syndication, prepayment, and other contractual fees, that are recognized as the related services are rendered. In the general course of its business, the Company receives certain fees, such as management fees, from portfolio companies which are non-recurring in nature. Prepayment fees are received on certain loans when repaid prior to their scheduled due date, which are recognized as earned when received, and syndication fees are received for capital structuring, loan syndication or advisory services from certain portfolio companies, which are recognized as earned upon closing of the investment.
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
The Company may utilize HPCI-MB, a wholly owned holding company taxed under Subchapter C of the Code, when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC. HPCI-MB is an investment company under GAAP, is consolidated in the Company’s GAAP financial statements, and may incur current and deferred federal and state income tax expense with respect to income derived from those investments. Such income, net of applicable income taxes, is not included in the Company’s tax-basis net investment income until distributed by HPCI-MB which may result in timing and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses. Income tax expense from HPCI-MB related to net investment income is included in general and administrative expenses, or the applicable net realized or unrealized gain (loss) line item from which the federal or state income tax originated for capital gains and losses. See Note 8 for further information.
The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater and undistributed ICTI, income and excise tax expense, and, if involving multiple years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions at December 31, 2020, 2019 and 2018. The current and prior three tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Distributions: Distributions to common stockholders are recognized on the record date. The timing of distributions as well as the amount to be paid out as a distribution is determined by the Board each quarter. Distributions from net investment income and net realized gains are determined in accordance with the Code. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. Distributions paid in excess of ICTI and not capital gains are considered returns of capital to stockholders.
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred debt issuance costs are presented as a direct reduction of the related debt liability on the consolidated statements of assets and liabilities except for deferred debt issuance costs associated with the Company's line of credit, which are included in prepaid expenses and other assets on the consolidated statements of assets and liabilities. Unamortized debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2020 and 2019 were $5,517 and $40,094, respectively. Deferred debt issuance costs are amortized to interest expense over the term of the related debt.
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
New accounting standards: The following table discusses recently issued Accounting Standard Updates ("ASUs") by the Financial Accounting Standards Board ("FASB"):

Standard	Description	Period of Adoption	Effect of Adoption on the Financial Statements
Standards that were adopted
ASU 2020-04, Reference Rate Reform (Topic 840): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	Provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates (e.g., LIBOR) that are expected to be discontinued. ASU 2020-04 allows, among other things, certain contract modifications, such as those within the scope of Topic 310 on receivables, to be accounted as a continuation of the existing contract.	First Quarter 2020, prospectively	Through December 31, 2020, no contracts have transitioned away from discontinued reference rates.

Note 3. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to the Investment Advisory Agreement, which became effective on August 30, 2016. Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis. OFS Advisor is a subsidiary of OFSAM and a registered investment advisor under the Investment Advisers Act of 1940, as amended.
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs managed by OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser or collateral manager to CLOs and other assets, including OFS Capital and OCCI.
OFS Advisor receives fees for providing services, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.25% and based on the average value of the Company’s total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter.
The base management fee was $542,416, $405,282 and $183,011 for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The Company accrues the Capital Gain Fee if, on a cumulative basis, the sum of net realized capital gains and (losses) plus net unrealized appreciation and (depreciation) is positive. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gain Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). The Company has not accrued a capital gains incentive since commencement of operations.
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
The Company incurred incentive fee expense of $277,399, $195,270 and $-0- for the years ended December 31, 2020, 2019 and 2018, respectively.
Sub-Advisory Agreement: Evolv Capital Advisors, LLC ("Evolv") served as the Company’s sub-adviser pursuant to an investment sub-advisory agreement dated July 15, 2016, (‘‘Prior Sub-Advisory Agreement’’) among Evolv, OFS Advisor, and

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

the Company. Effective March 26, 2019, Evolv resigned as our sub-advisor, thereby terminating Evolv’s services under the Prior Sub-Advisory Agreement.
Effective August 3, 2020, OFS Advisor engaged CIM Capital to serve the Company as sub-adviser in accordance with the Sub-Advisory Agreement. Pursuant to the terms of the Sub-Advisory Agreement, CIM Capital evaluates and advises the Company on private capital market strategy, including market trends and terms, provides financial and strategic planning advice and analysis, interprets market demand for products, assists in establishing the Company's operational readiness and selecting and negotiating engagements with third-party service providers, and coordinates the dissemination of customary information to interested parties.
Under the Sub-Advisory Agreement, at the end of each calendar quarter, OFS Advisor shall pay CIM Capital a fee calculated by: (i) taking the total management fees (base management fees plus any incentive fees) payable to OFS Advisor by the Company for each such quarter and multiplying such amount by a fraction, the numerator of which shall equal total unlevered equity capital attributable to the sale of the Company’s common stock through the end of the quarter (the “Total Contributed Capital”) minus $29,512,462 and the denominator of which shall equal the Total Contributed Capital (such product, the “Adjusted Management Fee Amount”); and (ii) multiplying the Adjusted Management Fee Amount by 0.50. CIM Capital's fees will be paid by OFS Advisor out of the fees OFS Advisor receives from the Company pursuant to the Investment Advisory Agreement and will not impact the Company’s expenses.
Dealer Manager Agreement: Pursuant to the Dealer Manager Agreement, CCO provides certain sales, promotional and marketing services to the Company in connection with the Offering. The Company pays CCO an aggregate dealer manager fee of 3.0% of the gross proceeds from sales of the Offering.
Administration Agreement: OFS Capital Services, LLC ("OFS Services"), a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor, furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to an administration agreement between the Company and OFS Services, dated July 15, 2016 ("Administration Agreement"). Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services. Amounts charged under the Administration Agreement exclude Contractual Issuer Expenses (as defined in the Expense Limitation Agreements section below).
Administrative fees were $842,972, $675,155 and $581,294 for the years ended December 31, 2020, 2019 and 2018, respectively.
Equity Ownership: As of December 31, 2020, affiliates of OFS Advisor held 74,084 shares of common stock, which is approximately 3.4% of the Company's outstanding shares of common stock.
Expense Limitation Agreements: The Advisors limit the Company's incurred expenses under the Advisory Agreements, which contains provisions limiting organization and offering costs, and Contractual Issuer Expenses; and the ESAs, which limit all other operating expenses. Expense limitations (net reimbursements) provided under the Advisory Agreements and ESAs for the years ended December 31, 2020 and 2019 and 2018, are presented below:

	Years Ended December 31,
	2020	2019	2018
Organization and offering costs, and Contractual Issuer Expenses limitations (net reimbursements) under the Advisory Agreements	$287,999	$91,694	$(21,122)
Operating expense limitations under the ESAs	1,616,616	1,128,675	1,153,534
Net expense limitations under agreements with Advisors	$1,904,615	$1,220,369	$1,132,412

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The Company is conditionally obligated at December 31, 2020 and 2019, to reimburse the Advisors for aggregate expense support provided since inception, as presented below:

	December 31,
	2020	2019
Unreimbursed costs under the Advisory Agreements:
Offering costs:
Unamortized as of balance sheet date	$69,293	$167,776
Amortized as of balance sheet date	572,063	418,283
Contractual Issuer Expenses	30,773	77,476
Total unreimbursed costs under the Advisory Agreements	672,129	663,535
Unreimbursed operating expense support under the ESAs	3,898,820	3,503,848
Total conditional reimbursement obligation under expense limitation agreements with the Advisors	$4,570,949	$4,167,383
Offering costs and Contractual Issuer Expense limitations: The Advisors have incurred aggregate expenses limited under the Advisory Agreements of $1,924,284 and $1,688,913 as of December 31, 2020 and 2019, respectively. Additionally, CIM Capital expects to continue to incur offering costs on behalf of the Company throughout the Offering. Under the terms of the Advisory Agreements, the Company is conditionally liable for these costs. These costs are eligible for reimbursement for three years from the date incurred. The Advisory Agreements entitle the Advisors to receive up to 1.5% of the gross proceeds raised in the Offering until all costs paid by the Advisors that remain eligible for reimbursement have been recovered. The Company reimbursed OFS Advisor organization and offering costs of $27,840 and $96,836 for the years ended December 31, 2020 and 2019, respectively.
Unreimbursed organization and offering costs, and Contractual Issuer Expenses as of December 31, 2020 are summarized below based on the period in which the costs were incurred:

Period incurred	Unreimbursed Total	Expiration of reimbursement eligibility(1)
Three months ended March 31, 2018	$49,363	March 31, 2021
Three months ended June 30, 2018	50,109	June 30, 2021
Three months ended September 30, 2018	26,413	September 30, 2021
Three months ended December 31, 2018	23,452	December 31, 2021
Year ended December 31, 2019	305,436	December 31, 2022
Year ended December 31, 2020	217,356	December 31, 2023
Total unreimbursed offering costs and Contractual Issuer Expenses	$672,129
(1)    Expenses are pooled monthly for the determination of their reimbursement expiration date and are summarized into quarterly and yearly pools for presentation purposes. Expiration of reimbursement eligibility for portions of each pool occurs at each month-end within the periods presented above.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Unreimbursed support for operating expenses provided under the ESAs as of December 31, 2020, are summarized below:

		Other Operating Expense Ratio
Supported period	Amount of expense limitation	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share (1)	Expiration of reimbursement eligibility
Three months ended March 31, 2018	$369,270	10.1%	7.2%	7.0%	March 31, 2021
Three months ended June 30, 2018	320,732	8.2%	7.2%	7.0%	June 30, 2021
Three months ended September 30, 2018	275,339	6.9%	7.2%	7.0%	September 30, 2021
Three months ended December 31, 2018	188,188	5.3%	7.2%	7.0%	December 31, 2021
Three months ended March 31, 2019	272,547	6.1%	5.5%	7.0%	March 31, 2022
Three months ended June 30, 2019	238,847	5.7%	5.5%	7.0%	June 30, 2022
Three months ended September 30, 2019	231,737	5.1%	5.5%	7.1%	September 30, 2022
Three months ended December 31, 2019	385,544	4.9%	5.5%	7.2%	December 31, 2022
Three months ended March 31, 2020	334,160	5.9%	6.2%	7.2%	March 31, 2023
Three months ended June 30, 2020	425,718	6.1%	6.2%	7.2%	June 30, 2023
Three months ended September 30, 2020	452,480	6.7%	6.2%	7.2%	September 30, 2023
Three months ended December 31, 2020	404,258	6.6%	6.2%	7.2%	December 31, 2023
Total unreimbursed operating expense limitations provided under Expense Support Agreement	$3,898,820
(1)    The annualized rate of distributions per share is expressed as a percentage equal to the annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular quarterly cash distribution per share as of such date without compounding), divided by our offering price per share as of such date.
Amounts Due to (from) the Advisors and Affiliates: Amounts due to adviser and affiliates of $589,318 and $107,024 reported in the consolidated statements of assets and liabilities as of December 31, 2020 and 2019, respectively, represents amounts payable under the Investment Advisory Agreement and Administration Agreement net of amounts receivable under the Prior Expense Support Agreement. Amounts due from sub-adviser of $659,003 and $-0- reported in the consolidated statements of assets and liabilities as of December 31, 2020 and 2019, respectively, represents amounts receivable under the Expense Support Agreement.
Note 4. Investments
As of December 31, 2020, the Company had loans to 29 portfolio companies, of which 99% were senior secured loans and 1% were subordinated loans, at fair value, as well as equity investments in five of these portfolio companies. The Company also held equity investments in two portfolio companies in which it did not hold a debt investment and four investments in Structured Finance Notes. At December 31, 2020, the Company's investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments (1)	$39,315,954	85.1%	143.3%	$38,890,010	85.8%	141.8%
Subordinated debt investments	1,482,464	3.2	5.4	381,516	0.8	1.4
Preferred equity investments	191,409	0.4	0.7	338,000	0.7	1.2
Common equity investments	540,157	1.2	2.0	708,036	1.6	2.6
Total debt and equity investments	41,529,984	89.8	151.4	40,317,562	89.0	147.0
Structured Finance Notes	4,696,597	10.2	17.1	4,997,126	11.0	18.2
Total	$46,226,581	100.0%	168.5%	$45,314,688	100.0%	165.2%

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

(1) Includes debt investments in which we entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, we agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. Amortized cost and fair value of these investments were $8,665,211 and $8,736,860, respectively.
At December 31, 2020, the Company had one portfolio company, Online Tech Stores, LLC, on non-accrual status with respect to all interest and Net Loan Fee amortization, with an aggregate amortized cost and fair value of $1,007,141 and $151,631, respectively.
On March 27, 2020, the Company's debt investments in Constellis Holdings, LLC were restructured, pursuant to which the Company converted its non-accrual debt investments into two new debt investments and 1,362 shares of common equity. The cost and fair value of debt investments received were $6,174 and $6,172, respectively, and the cost and fair value of the shares of common equity received were $46,403 and $46,410, respectively. The Company recognized a realized loss of $526,444 on the restructuring in 2020, which was fully recognized as an unrealized loss as of December 31, 2019.
At December 31, 2020, all of the Company’s debt and equity investments were domiciled in the United States, while its Structured Finance Notes were domiciled in the Cayman Islands. Structured Finance Notes generally represent beneficial interests in underling portfolios of investments in companies domiciled in the United States of America. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$2,353,885	5.1%	8.6%	$2,330,921	5.1%	8.5%
Arts, Entertainment, and Recreation
All other amusement and recreation industries	1,498,036	3.2	5.5	1,426,579	3.1	5.2
Construction
Plumbing, Heating, and Air-Conditioning Contractors	461,054	1.0	1.7	441,870	1.0	1.6
Health Care and Social Assistance
Child Day Care Services	699,087	1.5	2.5	628,475	1.4	2.3
Diagnostic Imaging Centers	1,800,633	3.9	6.6	1,957,283	4.3	7.1
Home Health Care Services	987,954	2.1	3.6	1,000,000	2.2	3.6
Offices of Physicians, Mental Health Specialists	2,031,579	4.4	7.4	2,035,075	4.5	7.4
Outpatient Mental Health and Substance Abuse Centers	994,006	2.2	3.6	1,000,000	2.2	3.6
Industry
Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers	1,821,294	3.9	6.6	1,864,107	4.1	6.8
Information
Data Processing, Hosting, and Related Services	115,154	0.2	0.4	178,000	0.4	0.6
Software Publishers	1,673,276	3.6	6.1	1,702,816	3.8	6.2
Finance and Insurance
Insurance Agencies and Brokerages	1,405,677	3.0	5.1	1,391,331	3.1	5.1
Manufacturing
Commercial Printing (except Screen and Books)	245,202	0.5	0.9	245,540	0.5	0.9
Custom Compounding of Purchased Resins	1,412,938	3.1	5.1	1,570,850	3.5	5.7

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Truck Trailer Manufacturing	$1,837,097	4.0%	6.7%	$1,894,285	4.2%	6.9%
Unlaminated Plastics Profile Shape Manufacturing	2,007,100	4.3	7.3	1,979,900	4.4	7.2
National industry
Marketing Consulting Services	982,009	2.1	3.6	982,009	2.2	3.6
Other Accounting Services	3,525,944	7.6	12.8	3,569,555	7.9	13.1
Semiconductor and Related Device Manufacturing	76,747	0.2	0.3	83,492	0.2	0.3
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	4,936,764	10.8	18.1	4,979,205	11	18.2
Other Computer Related Services	1,083,163	2.3	3.9	1,060,897	2.3	3.9
Public Administration
Other Justice, Public Order, and Safety Activities	52,133	0.1	0.2	40,279	0.1	0.1
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	1,624,785	3.5	5.9	1,636,364	3.6	6.0
Shoe Store	512,823	1.1	1.9	229,885	0.5	0.8
Wholesale Trade
Industrial Machinery and Equipment Merchant Wholesalers	1,696,873	3.7	6.2	1,605,919	3.5	5.9
Industrial Supplies Merchant Wholesalers	1,480,183	3.2	5.4	1,256,550	2.8	4.6
Motor Vehicle Parts (Used) Merchant Wholesalers	3,207,447	7.0	11.7	3,074,744	6.8	11.2
Stationery and Office Supplies Merchant Wholesalers	1,007,141	2.2	3.7	151,631	0.3	0.6
Total debt and equity investments	$41,529,984	89.8%	151.4%	$40,317,562	89.0%	147.0%
Structured Finance Notes	4,696,597	10.2	17.1	4,997,126	11.0	18.2
Total investments	$46,226,581	100.0%	168.5%	$45,314,688	100.0%	165.2%

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2019, the Company had loans to 33 portfolio companies, of which 96% were senior secured loans and 4% were subordinated loans, at fair value, as well as equity investments in five of these portfolio companies. The Company also held an equity investment in a portfolio company in which it did not hold a debt investment. At December 31, 2019, investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$38,648,951	94.8%	132.7%	$37,953,346	94.5%	130.4%
Subordinated debt investments	1,478,811	3.6	5.1	1,384,896	3.5	4.8
Preferred equity investments	191,409	0.5	0.7	201,006	0.5	0.7
Common equity investments	450,958	1.1	1.5	585,675	1.5	2.0
Total	$40,770,129	100.0%	140.0%	$40,124,923	100.0%	137.9%
(1) Includes debt investments in which we entered into contractual arrangements with co‑lenders whereby, subject to certain conditions, we agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. Amortized cost and fair value of these investments were $6,067,017 and $6,038,539, respectively.
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
At December 31, 2019, all of the Company’s investments were domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$1,856,192	4.6%	6.4%	$1,862,669	4.6%	6.4%
Temporary Help Services	905,329	2.2	3.1	897,210	2.2	3.1
Arts, Entertainment, and Recreation
All other amusement and recreation industries	1,329,352	3.3	4.6	1,328,022	3.3	4.6
Construction
Plumbing, Heating, and Air-Conditioning Contractors	510,467	1.3	1.8	580,538	1.4	2.0
Health Care and Social Assistance
Child Day Care Services	792,812	1.9	2.7	806,492	2.0	2.8
Diagnostic Imaging Centers	1,181,330	2.9	4.1	1,176,600	2.9	4.0
Home Health Care Services	2,181,688	5.4	7.5	2,119,046	5.3	7.3
Offices of Physicians, Mental Health Specialists	1,691,151	4.1	5.8	1,687,791	4.2	5.8
Outpatient Mental Health and Substance Abuse Centers	992,562	2.4	3.4	1,000,000	2.5	3.4
Information
Data Processing, Hosting, and Related Services	1,200,566	2.9	4.1	1,210,257	3.0	4.2
Software Publishers	3,305,628	8.1	11.3	3,274,482	8.2	11.2
Finance and Insurance

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Direct Health and Medical Insurance Carriers	$1,347,363	3.3%	4.6%	$1,370,999	3.4%	4.7%
Insurance Agencies and Brokerages	440,144	1.1	1.5	433,920	1.1	1.5
Manufacturing
Commercial Printing (except Screen and Books)	245,952	0.6	0.8	237,890	0.6	0.8
Custom Compounding of Purchased Resins	1,409,541	3.5	4.8	1,480,944	3.7	5.1
Truck Trailer Manufacturing	1,823,933	4.5	6.3	1,807,404	4.5	6.2
Unlaminated Plastics Profile Shape Manufacturing	2,008,434	4.8	6.9	1,971,656	4.9	6.8
Other Services (except Public Administration)
Automotive Oil Change and Lubrication Shops	555,017	1.4	1.9	563,102	1.4	1.9
Communication Equipment Repair and Maintenance	1,511,250	3.7	5.2	1,511,250	3.8	5.2
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	3,026,099	7.4	10.4	3,025,561	7.6	10.4
Other Computer Related Services	1,216,104	3.0	4.2	1,223,611	3.0	4.2
Public Administration
Other Justice, Public Order, and Safety Activities	577,810	1.4	2.0	32,579	0.1	0.1
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	1,982,998	4.9	6.8	1,982,998	4.9	6.8
Shoe Store	509,170	1.2	1.7	521,919	1.3	1.8
Transportation and Warehousing
General Warehousing and Storage	1,019,049	2.5	3.5	1,036,579	2.6	3.6
Wholesale Trade
Industrial Machinery and Equipment Merchant Wholesalers	1,697,896	4.2	5.8	1,690,356	4.2	5.8
Industrial Supplies Merchant Wholesalers	1,474,924	3.6	5.1	1,410,917	3.5	4.8
Motor Vehicle Parts (Used) Merchant Wholesalers	2,970,229	7.3	10.2	2,970,229	7.5	10.2
Stationery and Office Supplies Merchant Wholesalers	1,007,141	2.5	3.5	909,902	2.3	3.1
Total investments	$40,770,129	100.0%	140.0%	$40,124,923	100.0%	137.8%

Note 5. Fair Value of Financial Instruments
Investments
The Company’s investments are carried at fair value as determined by the Board. These fair values are determined in accordance with a documented valuation policy and a consistently applied valuation process.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. Senior securities with a fair value of $115,534 and $347,450 were transferred from Level 3 to Level 2 during the years ended December 31, 2020 and 2019, respectfully.
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
In addition, each quarter, the Company assesses whether an arm’s length transaction occurred in the same security, including the Company's new investments during the quarter, the cost of which (“Transaction Prices”), may be considered a reasonable indication of fair value for up to three months after the transaction date. Senior secured debt investments with a fair value of $982,009 were valued at their Transaction Price at December 31, 2020. Based on liquidity and other market factors, these securities are designated as Level 3 in the fair value hierarchy.
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
The fair value of Structured Finance Notes are also estimated primarily by discounted cash flow techniques. In valuing such investments, the Company considers CLO performance metrics, including prepayment rates, default rates, loss-on-default and recovery rates, and other metrics, as well as estimated market yields provided by a recognized industry pricing service as a primary source for discounted cash flow fair value estimates, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by broker-dealers in its estimate of the fair value of such investments. The Company also considers the operating metrics of the CLO vehicle, including compliance with collateralization tests, concentration limits, restructuring activity and prepayment rates on the underlying loans, if applicable.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
The following tables presents the Company's investment portfolio measured at fair value on a recurring basis as of December 31, 2020 and 2019, respectively.

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2020
Debt investments	$—	$316,480	$38,954,956	$39,271,436
Equity investments	—	—	1,046,036	1,046,036
Structured Finance Notes	—	—	4,997,216	4,997,216
	$—	$316,480	$44,998,208	$45,314,688

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2019
Debt investments	$—	$3,360,575	$35,977,667	$39,338,242
Equity investments	—	—	786,681	786,681
	$—	$3,360,575	$36,764,348	$40,124,923

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The following table provides quantitative information about the Company's significant unobservable inputs to the Company's Level 3 fair value measurements as of December 31, 2020 and December 31, 2019.

	Fair Value at December 31, 2020	Valuation techniques	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$37,591,521	Discounted cash flow	Discount rates	6.24% - 24.43% (10.02%)
Senior secured	982,009	Market approach	Transaction Price
Subordinated	381,516	Market approach	EBITDA multiples	7.05x - 9.10x (7.86x)

Structured Finance Notes:
Subordinated notes	3,295,738	Discounted cash flow	Discount rates	15.00% - 15.00% (15.00%)
			Constant default rate	0.00% - 0.00% (0.00%)
			Constant default rate after 6 months	2.00% - 2.00% (2.00%)
			Recovery rate	60.00% - 60.00% (60.00%)

Mezzanine debt	1,701,388	Discounted cash flow	Discount margin	7.25% - 9.45% (8.58%)
			Constant default rate	0.00% - 2.00% (1.01%)
			Constant default rate after 9 months	2.00% - 3.00% (2.49%)
			Recovery rate	60.00% - 60.00% (60.00%)

Equity investments:
Preferred equity	338,000	Market approach	EBITDA multiples	7.00x - 7.00x (7.00x)
Common equity	708,036	Market approach	EBITDA multiples	3.75x - 11.50x (8.43x)
	$44,998,208

	Fair Value at December 31, 2019	Valuation techniques	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$31,600,042	Discounted cash flow	Discount rates	5.64% - 35.00% (10.53%)
Senior secured	22,500	Market approach	EBITDA multiples	8.09x - 8.09x (8.09x)
Senior secured	2,970,229	Market approach	Transaction Price
Subordinated	1,384,896	Discounted cash flow	Discount rates	13.83% - 18.86% (17.14%)

Equity investments:
Preferred equity	201,006	Market approach	EBITDA multiples	9.02x - 9.02x (9.02x)
Common equity	585,675	Market approach	EBITDA multiples	4.50x - 10.75x (6.35x)
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

changes in EBITDA and/or EBITDA multiples, and in inverse relation to changes in the discount rate. Due to wide range of approaches towards developing input assumptions to these valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.
The following tables present changes in the investments measured at fair value using Level 3 inputs for the years ended December 31, 2020 and 2019:

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Structured Finance Notes	Total
Level 3 assets, January 1, 2020	$34,592,771	$1,384,896	$201,006	$585,675	$—	$36,764,348
Net unrealized appreciation (depreciation) on investments	308,399	(1,007,033)	136,994	32,931	300,529	(228,180)
Net realized loss on investments	(540,001)	—	—	—	—	(540,001)
Amortization of Net Loan Fees	149,802	1,040	—	—	30,099	180,941
Paid-in kind interest and dividend income	6,459	3,805	—	—	—	10,264
Accretion of interest income on Structured Finance Notes	—	—	—	—	51,140	51,140
Proceeds from principal payments on portfolio investments	(7,262,243)	—	—	—	—	(7,262,243)
Purchase of portfolio investments	12,316,311	—	—	43,027	4,615,448	16,974,786
Sale or redemption of portfolio investments	(828,071)	—	—	—	—	(828,071)
Conversion from debt investment to equity investment (Note 4)	(46,403)	—	—	46,403	—	—
Amendment fees collected and other	(8,050)	(1,192)	—	—	—	(9,242)
Transfers to Level 2	(115,534)	—	—	—	—	(115,534)
Level 3 assets, December 31, 2020	$38,573,440	$381,516	$338,000	$708,036	4,997,216	$44,998,208

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Total
Level 3 assets, January 1, 2019	$26,391,677	$1,450,840	$—	$258,984	$28,101,501
Net unrealized appreciation (depreciation) on investments	(166,850)	(86,092)	9,597	160,222	(83,123)
Net realized gain on investments	52	—	—	—	52
Amortization of Net Loan Fees	69,441	4,477	—	—	73,918
Paid-in kind interest and dividend income	5,185	15,671	—	—	20,856
Proceeds from principal payments on portfolio investments	(4,163,149)	—	—	—	(4,163,149)
Purchase of portfolio investments	14,343,508	—	191,409	166,469	14,701,386
Sale or redemption of portfolio investments	(1,539,643)	—	—	—	(1,539,643)
Transfers to Level 2	(347,450)	—	—	—	(347,450)
Level 3 assets, December 31, 2019	$34,592,771	$1,384,896	$201,006	$585,675	$36,764,348

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the year ended December 31, 2020 and 2019, attributable to the Company’s Level 3 assets still held at those respective years' ends was as follows:

	Year Ended December 31,
	2020	2019
Senior secured debt investments	$(282,553)	$(236,471)
Subordinated debt investments	(1,007,033)	(86,092)
Preferred equity	136,994	9,597
Common equity	33,162	160,222
Structured Finance Notes	300,529	—
Net unrealized depreciation on investments held	$(818,901)	$(152,744)
Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. The senior secured revolving credit facility between the Company and Pacific Western Bank, as lender ("PWB Credit Facility") is a variable rate instrument and fair value approximates book value as of December 31, 2020 and December 31, 2019.
The following tables present the fair value measurements of the Company's debt and the level within the fair value hierarchy of the significant unobservable inputs used to determine such fair values as of December 31, 2020 and 2019:

	December 31, 2020
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$4,775,000	$4,775,000
Unsecured Note(1)	—	—	15,723,415	15,723,415
Total debt, at fair value	$—	$—	$20,498,415	$20,498,415

	December 31, 2019
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$—	$—
Unsecured Note	—	—	14,641,555	14,641,555
Total debt, at fair value	$—	$—	$14,641,555	$14,641,555
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

The following are the carrying values and fair values of the Company’s debt as of December 31, 2020 and 2019:

	As of December 31, 2020		As of December 31, 2019
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
PWB Credit Facility	$4,775,000	$4,775,000	$—	$—
Unsecured Note	14,714,235	15,723,415	14,696,550	14,641,555
Total debt, at fair value	$19,489,235	$20,498,415	$14,696,550	$14,641,555
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 6. Commitments and Contingencies
The Company had the following unfunded commitments to portfolio companies as of December 31, 2020 and 2019, respectfully:

		Year Ended December 31,
Name of Portfolio Company	Investment Type	2020	2019
A&A Transfer, LLC	Senior Secured Loan (Revolver)	$237,303	$—
Carolina Lubes, Inc.	Senior Secured Loan (Revolver)	—	80,357
I&I Sales Group, LLC	Senior Secured Loan (Revolver)	29,304	—
Inergex Holdings	Senior Secured Loan (Revolver)	187,500	62,500
		$454,107	$142,857
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2020.
Additionally, the Company is subject to periodic inspection by regulators to assess compliance with applicable BDC regulations.
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. The Company believes the risk of any material obligation under these indemnifications to be remote.
Note 7. Borrowings
PWB Credit Facility: The Company is party to the business loan agreement ("BLA") with Pacific Western Bank, as lender, to provide the Company with a $10.0 million senior secured revolving credit facility ("PWB Credit Facility"). The PWB Credit Facility is available for general corporate purposes including investment funding and was scheduled to mature on February 28, 2021. The PWB Credit Facility is guaranteed by HPCI-MB and secured by all of our current and future assets of the Company. The maximum availability of the PWB Credit Facility is equal to 35% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The PWB Credit Facility bore interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 5.50% floor, and includes an unused commitment fee for any unused portion in excess of $3.0 million, payable monthly in arrears, equal to 0.50% per annum on any unused portion. As of December 31, 2020, the interest rate on the PWB Credit Facility was 5.50%.
During the year ended December 31, 2020, the average dollar amount of borrowings outstanding was $2,679,030. The effective interest rate, which includes amortization of deferred debt issuance costs as of December 31, 2020, was 8.09% based on the maximum amount available under the PWB Credit Facility. Deferred debt issuance costs, net of accumulated amortization, was $5,517 as of December 31, 2020. Amortization of debt issuance costs were $34,517 and $53,354 for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company recognized cash interest expense of $182,098.
As of December 31, 2020, maximum availability under the PWB Credit Facility was $5,225,000 based on the stated advance rate of 35% of the borrowing base, of which $4,775,000 was drawn.
On February 17, 2021, the Company executed an amendment (the “Secured Revolver Amendment”) to the BLA with Pacific Western Bank. The Secured Revolver Amendment, among other things: (i) increased the maximum amount available under the PWB Credit Facility from $10.0 million to $15.0 million; (ii) decreased the interest rate floor from 5.50% per annum to 5.25% per annum; (iii) restricts the transfer of certain assets to the Company's subsidiaries or incurrence of debt by, or the encumbrance of assets of the Company's subsidiaries; and (iv) extended the maturity date from February 28, 2021 to February 28, 2023.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of December 31, 2020, the Company was in compliance with the applicable covenants.
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
As of December 31, 2020, the Unsecured Note had the following terms and balances:

	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate	Effective Interest Rate (1)	Maturity	2020 Interest Expense (2)
Unsecured Note	$15,000,000	$285,765	6.50%	6.95%	11/27/24	$1,042,685
(1) The effective interest rate on the Unsecured Note includes deferred debt issuance cost amortization.
(2) Interest expense includes debt issuance costs amortization of $67,685 for the year ended December 31, 2020.

The average dollar borrowings and average interest rate for all Company debt in the years ended December 31, 2020, 2019, and 2018, were as follows:

Year ended	Average Dollar Borrowings	Weighted Average Interest Rate
December 31, 2020	$17,679,030	7.12%
December 31, 2019	5,396,301	7.92
December 31, 2018	514,930	6.88

Note 8. U.S. Federal Income Tax
The Company has elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain its status as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its ICTI, as defined by the Code. Additionally, to avoid a 4% U.S. federal excise tax on undistributed earnings the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year, (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no U.S. federal income tax. Maintenance of the Company's RIC status also requires adherence to certain source of income and asset diversification requirements. The Company has met the required distribution, source of income and asset diversification requirements and intends to continue to meet these requirements. Accordingly, there is no provision for U.S. federal income or excise taxes for the years ended December 31, 2020, 2019 and 2018.
HPCI-MB, an entity taxed as a corporation under Subchapter C of the Code, is consolidated in the Company’s GAAP financial statements but is not included in the determination of ICTI or the RIC compliance requirements of the Company. The income of HPCI-MB, net of applicable income taxes, is not included in the Company’s ICTI until distributed by HPCI-MB, which may result in timing and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses.
The Company’s ICTI differs from the net increase in net assets resulting from operations primarily due to differences in net unrealized appreciation (depreciation) of investments, and expense recognition related to organization costs, amortization of deferred offering costs, Contractual Issuer Expenses, and the related expense support under the Investment Advisory Agreement (together, "Net O&O Costs").

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The distributions paid to stockholders consisted entirely of ordinary income during the years ended December 31, 2020, 2019 and 2018, respectively.
There was no undistributed taxable income at December 31, 2020 and 2019. The Company had non-expiring capital loss carry forwards attributable to the RIC of $579,736 and $-0-, as of December 31, 2020 and 2019, respectively.
The Company records reclassifications to its capital accounts related to (i) permanent differences between the GAAP and tax treatment of Net O&O Costs and (ii) temporary differences between GAAP and tax treatment of realized gains and losses and other temporary differences. The Company recorded reclassifications to decrease additional paid-in capital against total distributable earnings (accumulated losses) of $40,599, $96,836 and $207,734 for the years ended December 31, 2020, 2019 and 2018, respectively.
The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of December 31, 2020 and 2019, were as follows:

	December 31,
	2020	2019
Tax-basis amortized cost of investments	$46,218,369	$40,761,887
Tax-basis gross unrealized appreciation on investments	946,021	281,637
Tax-basis gross unrealized depreciation on investments	(1,849,702)	(918,601)
Tax-basis net unrealized depreciation on investments	(903,681)	(636,964)
Fair value of investments	$45,314,688	$40,124,923
Deferred taxes: The Company recognizes deferred taxes on the unrealized appreciation or depreciation of securities held through HPCI-MB. Deferred tax assets and liabilities are measured using enacted corporate federal tax rates expected to apply to taxable income in the years in which those unrealized gains and losses are realized. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of the projected taxable income or other taxable events in HPCI-MB. Deferred tax assets and liabilities, and related valuation allowance, as of December 31, 2020 and 2019, were as follows:

	December 31,
	2020	2019
Total deferred tax assets	$—	$3,453
Total deferred tax liabilities	(108,306)	(26,741)
Net unrealized appreciation (depreciation) on investments reported in the statements of operations includes $85,018, $20,570 and $2,717 of net deferred tax expense (benefit) for the years ended December 31, 2020, 2019 and 2018, respectively.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 9. Financial Highlights
The financial highlights for the Company since inception are as follows:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Per share operating performance:
Net asset value per share at beginning of year	$13.00	$13.00	$13.33	$13.33	$15.00
Net investment income (loss) (6)	0.99	1.00	0.88	0.61	(0.54)
Net realized loss on investments (6)	(0.27)	—	—	—	—
Net unrealized appreciation (depreciation) on investments (6)	(0.16)	(0.05)	(0.45)	0.04	0.01
Total from investment operations	0.56	0.95	0.43	0.65	(0.53)
Distributions (1)	(1.01)	(1.05)	(1.05)	(1.05)	—
Issuance of common stock (2) (6)	0.04	0.10	0.29	0.40	(1.14)
Net asset value per share at end of year	$12.59	$13.00	$13.00	$13.33	$13.33

Total return based on net asset value (3)	5.1%	8.2%	5.5%	8.1%	(11.1)%
Shares issued or subscribed at end of year	2,178,920	2,239,774	1,818,799	845,700	78,385
Weighted average shares issued or subscribed	2,214,984	2,053,953	1,288,439	359,549	25,103
Ratio/Supplemental Data
Average net asset value (4)	$27,285,509	$27,038,864	$17,489,604	$5,621,403	$396,386
Net asset value at end of year	$27,441,875	$29,120,506	$23,637,886	$11,270,032	$1,045,027
Net investment income (loss)	$2,188,079	$2,056,080	$1,129,456	$219,338	$(13,475)
Ratio of total net operating expenses to average net assets	8.1%	5.4%	3.2%	(0.4)%	3.6%
Ratio of net investment income (loss) to average net assets	8.0%	7.6%	6.5%	3.9%	(3.4)%
Portfolio turnover (5)	30.2%	17.5%	18.8%	6.4%	—%
(1)The per share data for distributions is the actual amount of distributions declared per share during the year. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its ICTI for the full year and distributions paid for the full year. The Company anticipates its distributions to be comprised 100% from net investment income.
(2)The issuance of common stock on a per share basis reflects the incremental net asset value change as a result of the issuance of shares of common stock in the Company’s continuous public offering, the retirement of shares from the Company's repurchases of common stock and and the dilutive or anti-dilutive impact from significant changes in weighted-average shares outstanding during the year.
(3)Calculated as ending net asset value less beginning net asset value, adjusting for distributions reinvested at the Company’s most recent quarter-end net asset value prior to the respective payment date of the distributions.
(4)Based on the average of the net asset value as the beginning of the indicated year and the end of each calendar quarter within the year indicated.
(5)Portfolio turnover rate is calculated using the lesser of year-to-date sales and principal payments or year to-date purchases over the average of the invested assets at fair value.
(6)Calculated on the average share method.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 10. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued in the Offering during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	136,427	$1,855,992	460,414	$6,500,527	991,524	$13,848,547
Commissions and dealer manager fees	—	(144,810)	—	(419,917)	—	(870,106)
Dealer manager fees paid by OFS Advisor	—	—	—	122,036	—	415,738
Net proceeds to the Company	136,427	$1,711,182	460,414	$6,202,646	991,524	$13,394,179
From May 19, 2017 through June 30, 2019, OFS Advisor paid the dealer manager fee on sales of shares of the Company's common stock in the Offering. Payments of dealer manager fees by OFS Advisor were not subject to reimbursement by the Company. The Company has agreed to pay the dealer manager fees on sales of shares of our common stock in the Offering subsequent to June 30, 2019.
Repurchase of common stock transactions
Section 61(a)(2) of the 1940 Act permits a BDC to reduce its asset coverage ratio from 200% to 150% so long as such BDC complies with certain requirements contained within the SBCAA. For BDCs, like the Company, that do not have shares of common stock listed on a national securities exchange, in order to take advantage of the modified asset coverage ratio, they must, among other things, extend to each of the BDC’s stockholders as of the date of approval from the BDC’s board of directors, the opportunity to sell the securities held by that stockholder as of that date.
On November 6, 2018, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board approved the application of a reduced 150% asset coverage ratio to us. In accordance with Section 61(a)(2) of the 1940 Act, we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, the asset coverage ratio test applicable to us decreased from 200% to 150%, effective November 6, 2019. Additionally, the Company's Board approved an offering to purchase 2.5% of the weighted average number of shares of the outstanding Common Stock for the trailing 12-month period.
The following table summarizes the common stock repurchases by the Company as of December 31, 2020:

	Number of Shares	Amount
November 6, 2018 through December 31, 2018	18,425	$243,030
January 1, 2019 through April 5, 2019 (1)	7,407	98,296
April 6, 2019 through June 30, 2019	9,029	119,821
July 1, 2019 through September 30, 2019	7,407	97,111
October 1, 2019 through December 31, 2019	15,597	204,317
January 1, 2020 through April 3, 2020 (2)	32,622	364,384
April 4, 2020 through June 30, 2020	53,665	654,713
July 1, 2020 through September 30, 2020	55,320	694,819
October 1, 2020 through December 31, 2020	55,674	700,935

(1) The Company's February 11, 2019 tender offer, that was originally scheduled to expire on March 27, 2019, was amended to extend the offer period to April 5, 2019.
(2) The Company's February 21, 2020 tender offer, that was originally schedule to expire on March 27, 2020, was amended to extend the offer period to April 3, 2020.
All repurchased shares were retired upon acquisition.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Distributions
The following tables reflects the cash distributions per share that the Company declared on its common stock during the years ended December 31, 2020, 2019 and 2018, respectively. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount (1)	Cash Distribution
Year ended December 31, 2020
January 29, 2020	January 29, 2020, February 26, 2020 and March 27, 2020	April 15, 2020	$0.0875	$589,261
April 28, 2020	April 28, 2020	July 15, 2020	0.0825	182,996
May 27, 2020	May 27, 2020	July 15, 2020	0.0792	177,251
June 25, 2020	June 26, 2020	July 15, 2020	0.0822	179,554
July 28, 2020	July 29, 2020	October 15, 2020	0.0810	177,250
August 26, 2020	August 27, 2020	October 15, 2020	0.0825	182,672
September 25, 2020	September 28, 2020	October 15, 2020	0.0846	182,807
October 27, 2020	October 28, 2020	January 15, 2021	0.0846	183,130
November 25, 2020	November 26, 2020	January 15, 2021	0.0846	184,065
December 28, 2020	December 29, 2020	January 15, 2021	0.0846	182,002
				$2,220,988

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount (1)	Cash Distribution
Year ended December 31, 2019
January 29, 2019	January 29, 2019, February 26, 2019, March 27, 2019	April 15, 2019	$0.0875	$489,715
April 26, 2019	April 26, 2019, May 29, 2019, June 26, 2019	July 15, 2019	0.0875	514,644
July 29, 2019	July 29, 2019 August 28, 2019, September 26, 2019	October 15, 2019	0.0875	564,699
October 29, 2019	October 29, 2019, November 26, 2019, December 29, 2019	January 15, 2020	0.0875	583,912
				$2,152,970

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount (1)	Cash Distribution
Year ended December 31, 2018
January 29, 2018	January 29, 2018, February 26, 2018, March 28, 2018	April 16, 2018	$0.0875	$234,076
April 26, 2018	April 26, 2018, May 29, 2018, June 27, 2018	July 16, 2018	0.0875	297,097
July 27, 2018	July 27, 2018, August 29, 2018, September 26, 2018	October 15, 2018	0.0875	366,019
October 29, 2018	October 29, 2018, November 28, 2018, December 27, 2018	January 15, 2019	0.0875	445,421
				$1,342,613
(1) The annual aggregate per share distribution was $1.01, $1.05, and $1.05 for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Note 11. Subsequent Events Not Disclosed Elsewhere
On January 26, 2021, the Company's Board declared a distribution of $0.0846 per common share, payable on April 15, 2021, to stockholders of record on January 27, 2021.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

On February 19, 2021, the Company commenced a tender offer pursuant to which it is offering to purchase up to 55,377 shares of its issued and outstanding common stock at a price equal to its net asset value per share on March 30, 2021.
On February 23, 2021, the Company's Board declared a distribution of $0.0846 per common share, payable on April 15, 2021, to stockholders of record on February 24, 2021.
Subsequent to December 31, 2020, the Company sold 21,708 common shares for net proceeds of $276,000.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management (with the supervision and participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act), occurred during the fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Our business and affairs are managed under the direction of our board of directors. The responsibilities of our board of directors include, among other things, the oversight of our investment activities, the quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities. Our board of directors consists of three members, two of whom are not “interested persons” of the Company or of OFS Advisor as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by our board of directors. We refer to these individuals as our independent directors. Our board of directors elects our executive officers, who serve at the discretion of our board of directors.
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
Information regarding our board of directors is as follows:

Name	Age	Position	Director Since	Expiration of Term
Interested Director:
Bilal Rashid	50	Director, Chairman, President and Chief Executive Officer	2015	2021
Independent Directors:
Marc Abrams	75	Director	2016	2020
Elaine Healy(1)	58	Director	2021	2022
(1) On January 8, 2021, the Board, upon the recommendation of the Nominating and Corporate Governance Committee, voted to appoint Elaine E. Healy as the Class III director of the Board, the lead independent director, chair of the Nominating and Corporate Governance Committee and a member of the Audit Committee, to fill the vacancy created by the untimely death of Robert J. Cresci on December 22, 2020. Ms. Healy was appointed to serve as a member of the Board until the 2022 annual meeting of stockholders, or until her successor is duly elected and qualified.
Executive Officers
Our executive officers hold their office until their successors are chosen and qualified, or until the earlier of the resignation or removal. Information regarding the Company’s executive officers who are not directors is as follows:

Name	Age	Position	Officer Since
Jeffrey A. Cerny	58	Chief Financial Officer and Treasurer	2016
Mukya S. Porter	46	Chief Compliance Officer	2017
Jeffery S. Owen	56	Chief Accounting Officer	2016
Tod K. Reichert	59	Corporate Secretary	2017
Biographical Information
The following is information concerning the business experience of our board of directors and executive officers. The directors have been divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in the 1940 Act.
Interested Director
Bilal Rashid is the Chairman of our board of directors, the Chief Executive Officer and President of the Company, and is the Chairman of the board of directors and the Chief Executive Officer of OFS Capital, Chairman of the board of directors, President, and Chief Executive Officer of OFS Credit Company, Inc. ("OFS Credit"), a member of the board of CIM Real Assets and Credit Fund, President and a Senior Managing Director of Orchard First Source Capital, Inc. (“OFSC”) and OFS Advisor, Chief Executive Officer at OFSAM and a member of the investment and executive committees of OFSAM and OFS

Advisor. Prior to joining OFSC in 2008, Mr. Rashid was a managing director in the global markets and investment banking division at Merrill Lynch. Mr. Rashid has more than 20 years of experience in investment banking, debt capital markets and investing as it relates to structured credit and corporate credit. Over the years, he has advised and arranged financing for investment management companies and commercial finance companies including BDCs. Before joining Merrill Lynch in 2005, he was a vice president at Natixis Capital Markets, which he joined as part of a large team move from Canadian Imperial Bank of Commerce (“CIBC”). Prior to CIBC, he worked as an investment analyst in the project finance area at the International Finance Corporation, which is part of the World Bank. Prior to that, Mr. Rashid was a financial analyst at Lehman Brothers. Mr. Rashid has a B.S. in Electrical Engineering from Carnegie Mellon University and an MBA from Columbia University. Through his years of work in investment banking, capital markets and in sourcing, leading and managing investments, Mr. Rashid has developed expertise and skills that are relevant to understanding the risks and opportunities that the Company faces and which are critical to implementing our strategic goals and evaluating our operational performance.
Independent Directors
Elaine E. Healy is a co-founder and Managing Partner of NexGen Venture Partners, LLC, dba Aura Wireless, a provider of wireless infrastructure technology. Prior to co-founding NexGen, Ms. Healy was a co-founder, president and chief operating officer of Accel Networks, LLC, a fixed cellular wireless broadband service provider founded in November 2002 and acquired in June 2015. Ms. Healy currently serves on the board of directors of OFS Capital. She is a senior executive with a broad investment background investing in operating companies ranging from start-ups to emerging growth to publicly traded entities and serving as a director of companies in a wide range of industries prior to becoming an entrepreneur. Throughout her career, she has participated in, or been responsible for, the periodic valuation of both debt and equity portfolios. Ms. Healy graduated from The Florida State University in 1984 with a Bachelor of Science in Finance.
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
Audit Committee. The Audit Committee operates pursuant to a charter approved by our board of directors. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist our board of directors in selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefor), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The Audit Committee is composed of Mr. Abrams and Ms. Healy, both of whom are considered independent for purposes of the 1940 Act. Mr. Abrams serves as the chair of the Audit Committee. Each of Mr. Abrams and Ms. Healy qualify as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the Audit Committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of OFS Advisor as defined in Section 2(a) (19) of the 1940 Act.
A charter of the Audit Committee is available in print to any stockholder who requests it and it is also available on the Company’s website.
Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates pursuant to a charter approved by our board of directors. The charter sets forth the responsibilities of the Nominating and Corporate Governance Committee, including making nominations for the appointment or election of independent directors. The Nominating and Corporate Governance Committee consists of Mr. Abrams and Ms. Healy, both of whom are considered independent for purposes of the 1940 Act. Ms. Healy serves as the chair of the Nominating and Corporate Governance Committee.
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
Moreover, our board of directors believes that its governance practices provide adequate safeguards against any potential risks that might be associated with having a combined Chairman and CEO. Specifically:
•Two of the Company’s three directors are independent directors;
•All of the members of the Audit Committee and Nominating and Corporate Governance Committee are independent directors;
•Our board of directors and its committees intend to regularly conduct scheduled meetings in executive session, out of the presence of Mr. Rashid and other members of management;
•Our board of directors and its committees intend to regularly conduct meetings that specifically include Mr. Rashid; and
•Our board of directors and its committees intend to remain in close contact with, and receive reports on various aspects of the Company’s management and enterprise risk directly from the Company’s senior management and independent auditors.
Lead Independent Director
Our board of directors has appointed a Lead Independent Director to provide an additional measure of balance, ensure our board of directors’ independence, and enhance its ability to fulfill its management oversight responsibilities. Elaine E. Healy currently serves as the Lead Independent Director. The Lead Independent Director:
•Presides over all meetings of the directors at which the Chairman is not present, including executive sessions of the independent directors;
•Frequently consults with the Chairman and CEO about strategic policies;
•Provides the Chairman and CEO with input regarding meetings of our board of directors;
•Serves as a liaison between the Chairman and CEO and the independent directors; and
•Otherwise assumes such responsibilities as may be assigned to him by the independent directors.
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
Sub-Adviser
Effective August 3, 2020, CIM Capital serves as our sub-adviser pursuant to the Sub-Advisory Agreement. Pursuant to the terms of the Sub-Advisory Agreement, CIM Capital evaluates and advises us on private capital market strategy, including market trends and terms, provides financial and strategic planning advice and analysis, interprets market demand for products, assists in establishing our operational readiness and selecting and negotiating engagements with third-party service providers, and coordinates the dissemination of customary information to interested parties.
Under the Sub-Advisory Agreement, at the end of each calendar quarter, OFS Advisor shall pay CIM Capital a fee calculated by: (i) taking the total management fees (base management fees plus any incentive fees) payable to OFS Advisor by the Company for each such quarter and multiplying such amount by a fraction, the numerator of which shall equal total unlevered equity capital attributable to the sale of the Company’s common stock through the end of the quarter (the “Total Contributed Capital”) minus $29,512,462 and the denominator of which shall equal the Total Contributed Capital (such product, the “Adjusted Management Fee Amount”); and (ii) multiplying the Adjusted Management Fee Amount by 0.50. CIM Capital's fees will be paid by OFS Advisor out of the fees OFS Advisor receives from us pursuant to the Investment Advisory Agreement and will not impact our expenses.

Investment Committees
The Advisor Investment Committees are responsible for the overall asset allocation decisions and the evaluation and approval of investments of OFS Advisor’s advisory clients.
The purpose of the Middle-Market Investment Committee is to evaluate and approve our prospective investments, subject at all times to the oversight of our board of directors. The Middle-Market Investment Committee, which is comprised of Richard Ressler (Chairman), Jeffrey A. Cerny, Kyde Sharp and Bilal Rashid, is responsible for the evaluation and approval of all the investments made by us.
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
None of OFS Advisor’s investment professionals receive any direct compensation from us in connection with the management of our portfolio. Certain of the Middle-Market Investment Committee members have ownership and financial interests in, and may receive compensation and/or profit distributions from, OFSAM and/or its subsidiaries.
Information regarding the Middle-Market Investment Committee is as follows:

Name	Age	Position
Richard S. Ressler	62	Chairman of OFSAM, Chairman of the Advisor Investment Committees
Jeffrey A. Cerny	58	Senior Managing Director of OFS Advisor
Bilal Rashid	50	Senior Managing Director of OFS Advisor
Kyde Sharp	44	Managing Director of OFS Advisor
Biographical information regarding members of the Middle-Market Investment Committee who are not directors or executive officers of the Company is as follows:
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
Compensation of Directors
Our independent directors are entitled to receive annual cash retainer fees, determined based on our net assets as of the end of each fiscal quarter. In addition, our independent directors receive an additional annual fee for serving on one or more committees of our board of directors. Amounts payable under this arrangement are determined and paid quarterly in arrears as follows:

Net Asset Value	Annual Cash Retainer	Annual Committee Retainer (regardless of the number of committees the independent director serves on)
$0 to $50 million	$10,000	$2,500
$50 million to $100 million	$20,000	$2,500
Greater than $100 million	$30,000	$2,500
Compensation paid to our independent directors for the year ended December 31, 2020 was as follows:

Name	Total Compensation from Hancock Park Corporate Income, Inc.	Total Compensation from Fund Complex (3)
Marc Abrams	$12,500	$112,500
Robert Cresci	$12,500	$172,500
Elaine Healy (1)	$—	$100,000
Bilal Rashid (2)	$—	$—
Jeffrey A. Cerny (2)	$—	$—
Total	$25,000	$385,000
(1) On January 8, 2021, the Board, upon the recommendation of the Nominating and Corporate Governance Committee, voted to appoint Elaine E. Healy as the Class III director of the Board, the lead independent director, chair of the Nominating and Corporate Governance Committee and a member of the Audit Committee, to fill the vacancy created by the untimely death of Robert J. Cresci on December 22, 2020. Ms. Healy was appointed to serve as a member of the Board until the 2022 annual meeting of stockholders, or until her successor is duly elected and qualified.
(2) No compensation is paid to directors who are "interested persons."
(3) The "Fund Complex" includes the Company, OFS Capital and OCCI.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The following table sets forth, as of March 24, 2021, the beneficial ownership of the nominee for director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 2,261,482 shares of common stock outstanding as of March 24, 2021.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon information furnished by the Company’s transfer agent and other information obtained from such persons, if available.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percentage of Class
None	None	None
Interested Director
Bilal Rashid	None	None
Independent Directors
Marc Abrams	None	None
Elaine E. Healy	None	None
Officers Who Are Not Directors
Jeffrey A. Cerny	None	None
Jeffery S. Owen	None	None
Mukya S. Porter	None	None
Tod K. Reichert	None	None
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
We entered into the Investment Advisory Agreement with OFS Advisor on July 15, 2016, pursuant to which we pay management fees and incentive fees to OFS Advisor. See “Item 1. Business–Investment Advisory Agreement,” and “Item 1. Business–Administration Agreement.” The Investment Advisory Agreement was approved by our Board on July 15, 2016, and became effective on August 30, 2016, when we satisfied the Minimum Offering Requirement. The Administration Agreement was approved by our board of directors on March 31, 2016, and became effective of July 15. 2016. The Investment Advisory Agreement and the Administration Agreement were each continued by our Board on April 2, 2020. Unless earlier terminated, the Investment Advisory Agreement and the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of our board of directors, including a majority of independent directors, or by the holders of a majority of our outstanding voting securities.
Relationship with OFS Advisor and Potential Conflicts of Interest
OFS Advisor and its affiliates manage other assets including those of other BDCs and registered investment companies, separately managed accounts, accounts for which OFS Advisor or its affiliates may serve as a subadviser and CLOs, and may manage other entities in the future, and these other funds and entities may have similar or overlapping investment strategies. Our executive officers, directors and members of the Middle-Market Investment Committee serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by OFS Advisor or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, OFS Advisor, currently serves as the investment adviser to OFS Capital, a publicly-traded BDC, that invests in senior secured loans of middle-market companies in the United States, similar to those we target for investment, including first-lien, second-lien and unitranche loans as well as subordinated loans and, to a lesser extent, warrants and other equity securities. OFS Advisor also serves as the investment adviser to OCCI, a closed-end management investment company that primarily invests in CLO debt and subordinated securities. Therefore, many investment opportunities will satisfy the investment criteria for both OFS Capital and us and, in certain instances, investment opportunities may be appropriate for OCCI and us. OFS Capital operates as a distinct and separate public company and any investment in our common stock will not be an investment in OFS Capital. In addition, our executive officers and one of our independent directors serve in substantially similar capacities for OFS Capital. Similarly, OFS Advisor and/or its affiliates may have other clients with, similar, different or competing investment objectives. In serving in these multiple capacities, our executive officers and directors, OFS Advisor and/or its affiliates, and members of the Middle-Market Investment Committee may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. As a result, we may not be given the opportunity to participate in certain investments made by investment funds, accounts or other investment vehicles managed by OFSAM and its other affiliates or by members of the Middle-Market Investment Committee. However, in order to fulfill its fiduciary duties to its clients, OFS Advisor intends to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with its allocation policy, investment objective and strategies so that we are not disadvantaged in relation to any other client. Furthermore, an affiliate of OFS Advisor owns $1 million of shares of our common stock. See “Item 1A. Risk Factors–We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients.”
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
Under OFS Advisor’s allocation policy, if OFS Advisor is actively seeking investments for two or more investment vehicles with similar or overlapping investment strategies, an available opportunity will be allocated based on the provisions governing allocations of such investment opportunities under law or in the relevant organizational, offering or similar documents, if any, for such investment vehicles. In the absence of any such provisions, OFS Advisor considers the following factors and the weight that should be given with respect to each of these factors:
•investment guidelines and/or restrictions, if any, under law or set forth in the applicable organizational, offering or similar documents for the investment vehicles;
•status of tax restrictions and tests and other regulatory restrictions and tests;
•risk and return profile of the investment vehicles;
•suitability/priority of a particular investment for the investment vehicles;
•if applicable, the targeted position size of the investment for the investment vehicles;
•the level of investments and available cash for investment with respect to the investment vehicles;
•total amount of funds committed to the investment vehicles; and
•the age of the investment vehicles and the remaining term of their respective investment periods, if any.
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
We may co-invest on a concurrent basis with OFS Advisor and its affiliates, unless doing so is impermissible under existing regulatory guidance, applicable regulations and OFS Advisor’s allocation policy. The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received exemptive relief from the SEC to permit us to co-invest in portfolio companies with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. The Order superseded a previous co-investment order we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. We are generally permitted to co-invest with Affiliated Funds if under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates, even if such other funds had not previously invested in such existing portfolio company.

Without this order, affiliated funds would not be able to participate in such co-investments with us unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order expired on December 31, 2020, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein.
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
We entered into the ESAs, pursuant to which OFS Advisor paid and CIM Capital pays to us a portion of our operating expenses for each quarter in which we declare a distribution to our stockholders. The Advisors will not be entitled to reimbursement if our distribution rate is lower than the distribution rate made at the time the expenses were reimbursed or if the other operating expense ratio at the time of reimbursement exceeds the expense ratio that was in effect at the time the expenses were reimbursed. For this purpose, “other operating expenses” means all of our operating expenses, excluding organizational and offering expenses, base management fees and incentive fees, distribution and stockholder servicing fees, financing fees and interest, and brokerage commissions and extraordinary expenses. In addition, all reimbursement payments shall be deemed to relate to the earliest unreimbursed expense payments made by the Adviser to us within three years prior to the last business day of the quarter in which such reimbursement payment obligation is incurred.
The Expense Support Agreement may be terminated by CIM Capital, without payment of any penalty, upon written notice to us. In addition, the Expense Support Agreement will automatically terminate in the event of (i) our termination of the Sub-advisory Agreement, or (ii) our dissolution or liquidation. The expense reimbursement may not be made for the purpose or effect of increasing the amount of the incentive fee to be paid by us to the Advisors. The Advisors will not be entitled to reimbursement if our distribution rate is lower than the distribution rate made at the time the expenses were reimbursed or if the other operating expense ratio at the time of reimbursement exceeds the expense ratio that was in effect at the time the expenses were reimbursed.
Relationship with CIM Capital and Potential Conflicts of Interest
CIM Capital and its affiliates may advise other funds and entities that have similar or overlapping investment strategies to ours. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. CIM Capital intends to resolve any such conflicts of interest fairly and equitably; however, not all conflicts of interest can be expected to be resolved in our favor.
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
Indebtedness of Management
None.
Promoters and Certain Control Persons
The Advisors may be deemed as promoters of the Company. We have entered into the Advisory Agreements with the Advisors. The Advisors, for their services to us, are entitled to receive management fees and incentive fees in addition to the reimbursement of certain expenses. In addition, under the Advisory Agreements, we expect, to the extent permitted by applicable law and in the discretion of our board of directors, to indemnify the Advisors and certain of its affiliates. See “Item 1. Business–General.”
Item 14.    Principal Accountant Fees and Services
The following table presents fees incurred by the Company for the years ended December 31, 2020 and 2019 for professional services rendered by the Company’s principal accounting firm, KPMG LLP ("KPMG"), as well as audit fees paid to the Company's former principal accounting firm, BDO US, LLP, for the reissuance of their audit opinion.

	Year ended December 31,
	2020(1)	2019
Audit Fees	$235,000	$278,462
Audit-Related Fees	—	—
Tax Fees	49,730	51,500
All Other Fees	—	11,500
Total Fees	$284,730	$341,462
(1)    Includes estimated billings for fiscal year 2020.
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
The Company’s Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent auditors for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment adviser and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which KPMG billed or has yet to bill the Company for the fiscal year ended December 31, 2020, were pre-approved by the Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
Documents Filed as Part of this Report
1.Financial Statements: See "Part II, Item 8. Financial Statements and Supplementary Data" of this report for a list of financial statements.
2.Exhibits required to be filed by Item 601 of Regulation S-K: See Item 15b. below.
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

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
3.1	Articles of Incorporation	Form 10 (000-55552)	December 21, 2015

3.2	Form of Articles of Amendment and Restatement	Form 10 (000-55552)	February 8, 2016

3.3	First Amended and Restated Bylaws of Hancock Park Corporate Income, Inc.	8-K (814-001185)	August 24, 2017

4.1	Description of Securities			*

10.1	Form of Investment Advisory and Management Agreement	Form 10 (000-55552)	July 6, 2016

10.2	Form of Administration Agreement	Form 10 (000-55552)	June 6, 2016

10.3	Custody Agreement by and between the Registrant and U.S. Bank National Association	Form 10 (000-55552)	June 6, 2016

10.4	Form of Indemnification Agreement	Form 10 (000-55552)	February 8, 2016

10.5	Sub-Advisory Agreement, dated as of August 3, 2020, by and between OFS Capital Management, LLC and CIM Capital IC Management, LLC.	8-K (814-001185)	August 3, 2020

10.6
Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of August 3, 2020, by and among Hancock Park Corporate Income, Inc., OFS Capital Management, LLC and CIM Capital IC Management, LLC.
		8-K (814-001185)	August 3, 2020

10.7	Business Loan Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated September 12, 2018	8-K (814-001185)	September 13, 2018

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
10.8	Promissory Note between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated September 12, 2018	8-K (814-001185)	September 13, 2018

10.9	Business Loan Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated September 9, 2019	8-K (814-001185)	September 11, 2019

10.10	Change in Terms to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated September 9, 2019	8-K (814-001185)	September 11, 2019

10.11	Amendment One to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated February 17, 2021	8-K (814-001185)	February 19, 2021

10.12	Change in Terms to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated February 17, 2021	8-K (814-001185)	February 19, 2021

10.13	Commercial Security Agreement among Hancock Park Corporate Income, Inc. and Pacific Western Bank dated September 9, 2019	8-K (814-001185)	September 11, 2019

10.14	Note Purchase Agreement dated November 27, 2019 by and between Hancock Park Corporate Income, Inc. and the Purchaser party thereto.	8-K (814-001185)	December 2, 2019

11.1	Computation of earnings per share			+

14.1	Hancock Park Corporate Income, Inc. Code of Ethics			*

14.2	Hancock Park Corporate Income, Inc. Code of Business Conduct	10-Q (814-01185)	November 13, 2017

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

*	Filed herewith.
+	Included in statement of operations contained in this report
†	Furnished herewith.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK PARK CORPORATE INCOME, INC.

Date: March 26, 2021	/s/ Bilal Rashid
Bilal Rashid Chief Executive Officer, President and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 26, 2021	/s/ Bilal Rashid
Bilal Rashid, President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 26, 2021	/s/ Marc Abrams
Marc Abrams, Director

Date: March 26, 2021	/s/ Elaine E. Healy
Elaine E. Healy, Director

Date: March 26, 2021	/s/ Jeffrey A. Cerny
Jeffrey A. Cerny, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 26, 2021	/s/ Jeff Owen
Jeff Owen, Chief Accounting Officer (Principal Accounting Officer)