Form 10-Q
period 2021-03-31
Hancock Park Corporate Income, Inc.
filed 2021-05-14
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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
Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 13, 2021 was 2,162,968.

HANCOCK PARK CORPORATE INCOME, INC.

Defined Terms
We have used "we," "us," "our," "our company," and "the Company" to refer to Hancock Park Corporate Income, Inc. in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration agreement between the Company and OFS Services, dated July 15, 2016
Advisers Act	The Investment Advisers Act of 1940, as amended
Advisors	OFS Advisor and CIM Capital
Advisory Agreements	The Investment Advisory Agreement and Sub-Advisory Agreement
Affiliated Account	An account, other than the Company, managed by OFS Advisor or an affiliate of OFS Advisor
Affiliated Fund	Certain other funds, including other BDCs and registered investment companies managed by OFS Advisor
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
CCO	CCO Capital, LLC, a Delaware limited liability company and the Company's dealer manager
CIM Capital	CIM Capital IC Management, LLC, an affiliate of OFS Advisor
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Company	Hancock Park Corporate Income, Inc. and its consolidated subsidiaries
Contractual Issuer Expenses	Salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in offering and other contractually-defined activities
Dealer Manager Agreement	Broker dealer management agreement dated August 3, 2020 by and among the Company, OFS Advisor, International Assets Advisory, LLC and CCO, as amended, supplemented or modified
EBITDA	Earnings before interest, taxes, depreciation, and amortization
ESAs	The Prior Expense Support Agreement and Expense Support Agreement
Exchange Act	Securities Exchange Act of 1934, as amended
Expense Support Agreement	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of August 3, 2020, by and among the Company, OFS Advisor and CIM Capital
FASB	Financial Accounting Standards Board
Funding I	OFS Funding I, LLC, a wholly-owned subsidiary of OFSAM and an affiliate of OFS Advisor
GAAP	Accounting principles generally accepted in the United States
HPCI-MB	HPCI-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code and generally holds the equity investments of the Company that are taxed as pass-through entities
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment advisory and management agreement between the Company and OFS Advisor, dated July 15, 2016
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Net Loan Fees	The cumulative amount of fees, such as discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan

Term	Explanation or Definition
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock
OFS Advisor	OFS Capital Management, LLC, a wholly-owned subsidiary of OFSAM and registered investment advisor under the Advisers Act
OFS Capital	OFS Capital Corporation, a Delaware corporation and publicly-traded BDC for whom OFS Advisor serves as investment advisor
OFS Services	OFS Capital Services, LLC, a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
PIK	Payment-in-kind. PIK interest and dividends are paid in the form of additional loan principal or preferred securities
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Notes
Prime Rate	United States Prime interest rate
Prior Expense Support Agreement	Expense support and conditional reimbursement agreement dated July 15, 2016, between the Company and OFS Advisor
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
Reunderwriting Analysis	A discount rate method based upon a hypothetical recapitalization of the entity given its current operating performance and current market condition
RIC	Regulated investment company under the Code
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Structured Finance Notes	CLO mezzanine debt and CLO subordinated debt positions
Sub-Advisory Agreement	Sub-Advisory Agreement dated as of August 3, 2020, by and between OFS Advisor and CIM Capital
Synthetic Rating Analysis	A discount rate method that assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and then estimates the discount rate based on observed market yields for actual rated debt
Transaction Price	The cost of an arm's length transaction occurring in the same security
Unsecured Note	An agreement with the HCM Master Fund Limited, an exempted company incorporated with limited liability under the laws of the Cayman Island in which the Company sold in a private placement an unsecured note in an aggregate principal amount of $15,000,000

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
•the ability of OFS Advisor, to identify, invest in and monitor companies that meet our investment criteria;
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
•constraint on investments due to access to material nonpublic information;
•restrictions on our ability to enter into transactions with our affiliates;
•the use of borrowed money to finance a portion of our investments, including the belief that our long-dated financing facilities affords us operational flexibility;
•our ability to incur additional leverage pursuant to Section 61(a)(2) of the 1940 Act and the impact of such leverage on our net investment income and results of operations;
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
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the coronavirus (“COVID-19”) pandemic; the length and duration of the COVID-19 pandemic in the United States as well as worldwide and the magnitude of the economic impact of the outbreak; the effect of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows and those of our portfolio companies (including the expectation that a shift from cash interest to PIK interest will result from concessions granted to borrowers due to the COVID-19 pandemic), including our and their ability to achieve our respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments;
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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 and in "Part II, Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Non-control/non-affiliate investments (amortized cost of $45,125,214 and $46,226,581, respectively)	$44,461,743	$45,314,688
Cash	3,774,119	3,012,833
Interest receivable	151,094	164,222
Due from sub-adviser (see Note 3)	609,923	659,003
Prepaid expenses and other assets	20,997	6,676
Total assets	$49,017,876	$49,157,422

Liabilities:
Revolving line of credit	$625,000	$4,775,000
Unsecured note (net of discount and deferred debt issuance costs of $267,731 and $285,765, respectively)	14,732,269	14,714,235
Payable for investments purchased	4,088,383	—
Due to advisor and affiliates (see Note 3)	636,995	589,318
Accrued professional fees	188,018	161,842
Payable for repurchase of common stock	—	700,935
Distribution payable	554,847	549,197
Other liabilities	229,038	225,020
Total liabilities	21,054,550	21,715,547

Commitments and contingencies (see Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized as of March 31, 2021, and December 31, 2020; 2,200,627 and 2,178,920 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2,200	2,179
Paid-in capital in excess of par	29,319,933	29,042,554
Total distributable earnings (losses)	(1,358,807)	(1,602,858)
Total net assets	27,963,326	27,441,875

Total liabilities and net assets	$49,017,876	$49,157,422

Number of shares outstanding	2,200,627	2,178,920
Net asset value per share	$12.71	$12.59

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2021	2020
Investment income
Interest income	$1,230,931	$1,113,294
Fee income	34,319	58,425
Total investment income	1,265,250	1,171,719

Operating expenses
Amortization of deferred offering costs	42,428	84,337
Contractual issuer expenses	—	536
Interest expense	307,950	300,592
Management fees	141,168	130,765
Incentive fees	68,764	76,050
Administrative fees	186,389	186,617
Professional fees	201,145	164,296
Insurance expense	26,944	24,911
Transfer agent fees	24,917	24,522
Other expenses	7,157	8,866
Total operating expenses	1,006,862	1,001,492
Less: Expense limitations under agreements with advisers (see Note 3)	(291,728)	(416,633)
Net operating expenses	715,134	584,859

Net investment income	550,116	586,860

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	1,619	(573,849)
Net unrealized appreciation (depreciation) on investments, net of taxes	242,663	(1,930,889)
Net gain (loss) on investments	244,282	(2,504,738)

Net increase (decrease) in net assets resulting from operations	$794,398	$(1,917,878)

Net investment income per common share – basic and diluted	$0.25	$0.26
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$0.36	$(0.85)
Distributions declared per common share	$0.25	$0.26
Basic and diluted weighted average shares outstanding	2,187,362	2,245,143

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at January 1, 2020	2,239,774	$2,240	$29,786,761	$(668,495)	$29,120,506
Net investment income	—	—	—	586,860	586,860
Net realized loss on investment	—	—	—	(573,849)	(573,849)
Net unrealized depreciation on investments, net of taxes	—	—	—	(1,930,889)	(1,930,889)
Tax reclassifications of permanent differences	—	—	(2,400)	2,400	—
Common stock issued	10,973	11	144,189	—	144,200
Distributions to stockholders	—	—	—	(589,261)	(589,261)
Net increase (decrease) for the period ended March 31, 2020	10,973	11	141,789	(2,504,739)	(2,362,939)
Balances at March 31, 2020	2,250,747	$2,251	$29,928,550	$(3,173,234)	$26,757,567

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at January 1, 2021	2,178,920	$2,179	$29,042,554	$(1,602,858)	$27,441,875
Net investment income	—	—	—	550,116	550,116
Net realized gain on investment	—	—	—	1,619	1,619
Net unrealized appreciation on investments, net of taxes	—	—	—	242,663	242,663
Tax reclassifications of permanent differences	—	—	(4,500)	4,500	—
Common stock issued	21,707	21	281,879	—	281,900
Distributions to stockholders	—	—	—	(554,847)	(554,847)
Net increase for the period ended March 31, 2021	21,707	21	277,379	244,051	521,451
Balances at March 31, 2021	2,200,627	$2,200	$29,319,933	$(1,358,807)	$27,963,326

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$794,398	$(1,917,878)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation on investments, net of taxes	(242,663)	1,930,889
Net realized (gains) losses on investments	(1,619)	573,849
Amortization of Net Loan Fees and discounts on investments	(161,871)	(14,374)
Amortization of deferred debt issuance costs	18,034	24,013
Accretion of interest income on Structured Finance Notes	(107,037)	—
Paid-in-kind interest and dividend income	(40,509)	(2,832)
Purchase of portfolio investments	(9,183,948)	(9,094,877)
Proceeds from principal payments on portfolio investments	10,490,330	2,602,433
Sale or redemption of portfolio investments	105,757	899,022
Changes in operating assets and liabilities:
Interest receivable	13,128	(65,346)
Due from sub-adviser	49,080	—
Due to advisor and affiliates	47,677	118,073
Payable for investments purchased	4,088,383	(4,316,624)
Other assets and liabilities	20,378	63,263
Net cash provided by (used in) operating activities	5,889,518	(9,200,389)

Cash flows from financing activities
Net proceeds from issuance of common stock	281,900	144,200
Distributions paid to stockholders	(549,197)	(583,912)
Borrowings under revolving line of credit	—	3,000,000
Repayments under revolving line of credit	(4,150,000)	(1,700,000)
Repurchase of common stock	(700,935)	—
Payment of debt issuance costs	(10,000)	—
Net cash provided by (used in) financing activities	(5,128,232)	860,288

Net increase (decrease) in cash	761,286	(8,340,101)
Cash at beginning of period	3,012,833	8,814,578
Cash at end of period	$3,774,119	$474,477

Supplemental disclosure of cash flow information:
Amortization of deferred offering costs limited by investment advisor (see Note 3)	$42,428	$84,337
Cash paid for interest	290,206	275,890

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2021

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		9.00%	(L +8.00%)	12/19/2019	8/20/2024	$3,504,000	$3,460,632	$3,446,237	12.3%

A&A Transfer, LLC	Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		7.75%	(L +6.50%)	2/7/2020	2/7/2025	1,824,000	1,802,835	1,783,782	6.4
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +6.50%)	2/7/2020	2/7/2025	—	(3,658)	(5,232)	—
						1,824,000	1,799,177	1,778,550	6.4
BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		9.25%	(L +8.25%)	3/22/2018	3/1/2025	3,500,000	3,483,897	3,500,000	12.5

Chemical Resources Holdings, Inc.	Custom Compounding of Purchased Resins
Senior Secured Loan (6)		9.09%	(L +7.72%)	1/25/2019	1/25/2024	1,256,850	1,247,304	1,265,919	4.5
Common Equity (168 units) (7) (13)				1/25/2019			166,469	299,930	1.1
						1,256,850	1,413,773	1,565,849	5.6
Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		8.62%	(L +8.50%)	6/6/2017	11/1/2025	3,177,640	3,112,384	3,130,829	11.2

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		12.00%	(L +11.00%)	3/27/2020	3/27/2025	3,522	3,106	3,591	—
Senior Secured Loan		8.50%	(L +7.50%)	3/27/2020	3/27/2024	2,650	2,650	2,650	—
Common Equity (1,362 units) (7)				3/27/2020			46,403	30,494	0.1
						6,172	52,159	36,735	0.1

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2021

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		4.50%	(L +3.75%)	3/18/2021	3/18/2028	$340,467	$338,765	$338,765	1.2%
Senior Secured Loan		7.50%	(L +6.75%)	9/28/2018	3/18/2029	$2,806,368	2,797,175	2,797,175	10.0
						3,146,835	3,135,940	3,135,940	11.2
DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)				3/8/2018			115,154	190,391	0.7

Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (2)		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	480,882	475,650	260,336	0.9
Common Equity (3,750 units) (7)				7/13/2017			37,500	—	—
						480,882	513,150	260,336	0.9
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	4/25/2024	1,000,000	988,850	1,000,000	3.7

Hyland Software, Inc.	Software Publishers
Senior Secured Loan		7.75%	(L +7.00%)	10/24/2018	7/7/2025	293,452	294,732	293,453	1.0

Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		8.00%	(L +7.00%)	10/1/2018	10/1/2024	1,093,888	1,081,080	1,093,888	3.9
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +7.00%)	10/1/2018	10/1/2024	—	(1,094)	—	—
						1,093,888	1,079,986	1,093,888	3.9
I&I Sales Group, LLC	Marketing Consulting Services
Senior Secured Loan		9.50%	(L +8.50%)	12/30/2020	7/10/2025	1,000,000	983,474	990,564	3.5
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +8.50%)	12/30/2020	7/10/2025	—	(484)	(277)	—
						1,000,000	982,990	990,287	3.5
Milrose Consultants, LLC	Administrative Management and General Management Consulting Services
Senior Secured Loan (6)		7.61%	(L +6.61%)	7/16/2019	7/16/2025	3,925,926	3,894,597	4,004,447	14.3

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2021

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Online Tech Stores, LLC (10)	Stationery and Office Supplies Merchant Wholesalers
Subordinated Loan		13.50% PIK	N/A	2/1/2018	8/1/2023	$1,219,015	$1,007,963	$5,882	—%

Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		8.75%	(L +7.75%)	9/24/2018	5/1/2026	2,100,000	2,105,271	2,100,000	7.5

Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		9.75% cash / 1.50% PIK	(L +8.75%)	3/23/2018	3/23/2023	346,692	343,209	333,245	1.2
Common Equity (86 units) (7)				3/23/2018			85,714	58,955	0.2
						346,692	428,923	392,200	1.4
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		5.50%	(L +4.50%)	6/7/2017	5/26/2023	67,927	67,682	67,585	0.2
Senior Secured Loan		9.50%	(L +8.50%)	6/7/2017	11/26/2023	178,571	177,473	178,571	0.6
						246,498	245,155	246,156	0.8
RPLF Holdings, LLC	Software Publishers
Common Equity (45,890 units) (7) (13)				1/17/2018			88,917	109,149	0.4

SourceHOV Tax, Inc. (6)	Other Accounting Services
Senior Secured Loan		7.61%	(L +6.11%)	3/16/2020	3/17/2025	3,552,124	3,527,828	3,600,893	12.9

Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,)	Child Day Care Services
Senior Secured Loan		8.45%	(L +8.25%)	7/26/2018	7/30/2026	704,000	699,305	629,830	2.3

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2021

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (9)		5.25%	(L +4.25%)	5/15/2018	12/11/2024	$103,569	$103,423	$101,389	0.4%
Senior Secured Loan		9.00%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,593,194	1,533,283	5.5
						1,696,789	1,696,617	1,634,672	5.9
The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		9.75%	(L +8.75%)	12/22/2017	12/22/2022	500,000	498,282	495,469	1.8
Senior Secured Loan		8.00%	(L +7.00%)	2/14/2020	12/31/2021	333,333	333,333	327,702	1.2
Senior Secured Loan		9.75%	(L +8.75%)	7/18/2019	12/22/2022	500,000	500,000	495,469	1.8
Senior Secured Loan (Delayed Draw)		9.75%	(L +8.75%)	7/20/2018	12/31/2021	166,667	166,667	165,156	0.6
						1,500,000	1,498,282	1,483,796	5.4
Thryv, Inc. (9)	Directory and Mailing List Publishers
Senior Secured Loan		9.50%	(L +8.50%)	2/18/2021	3/1/2026	1,323,529	1,289,009	1,328,493	4.8

TTG Healthcare, LLC	Diagnostic Imaging Centers
Senior Secured Loan		8.50%	(L +9.00%)	3/1/2019	11/28/2025	1,621,291	1,605,445	1,626,937	5.8
Preferred Equity (191 units) (7) (13)				3/1/2019			191,409	349,436	1.2
						1,621,291	1,796,854	1,976,373	7.0
Wastebuilt Environmental Solutions, LLC	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		7.00% / 7.25% PIK	(L +12.75%)	10/11/2018	10/11/2024	1,585,769	1,544,071	1,558,195	5.6

Total Debt and Equity Investments						$40,105,352	$40,255,616	$39,492,581	141.3%

Structured Finance Note Investments
Apex Credit CLO 2020 Ltd.
Subordinated Notes (16)		14.16% (14)		11/16/2020	11/19/2031 (11)	3,650,000	3,223,812 (15)	3,172,438	11.3

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2021

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Monroe Capital MML CLO X, LTD.
Mezzanine bond - Class E		7.52%	(L +7.30%)	8/7/2020	1/20/2034 (11)	$1,000,000	$940,287	$1,019,087	3.6%

Regatta II Funding
Mezzanine bond - Class DR2		7.19%	(L +6.95%)	6/5/2020	1/15/2029 (11)	800,000	705,500	777,637	2.8

Total Structured Finance Note Investments						$5,450,000	$4,869,598	$4,969,162	17.7%

Total Investments						$45,555,352	$45,125,214	$44,461,743	159.0%
(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Rule 6-03(f) of Regulation S-X or Rule 144 of the Securities Act.
(2)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of March 31, 2021:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%

(3)Substantially all of the debt investments bear interest at rates determined by reference to LIBOR (L), and which are reset monthly or quarterly. For all variable-rate investments, the schedule presents the spread over LIBOR and the interest rate as of March 31, 2021. All investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(4)Unless otherwise noted with footnote 9, fair value was determined using significant unobservable inputs for all of the Company's investments and are considered Level 3 under GAAP. See Note 5 for further details.
(5)Not meaningful as there is no outstanding balance on the revolver. The Company earns unfunded commitment fees on undrawn revolving lines of credit balances, which are reported in fee income. The Company considers undrawn amounts in the determination of fair value on revolving lines of credit.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2021
(6)The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of March 31, 2021:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
Chemical Resources Holdings, Inc.	9.09%	7.50%	1.59%
Milrose Consultants, LLC	7.61%	7.00%	0.61%
SourceHOV Tax, Inc.	7.61%	7.00%	0.61%

(7)Non-income producing.
(8)Investments pledged as collateral under the PWB Credit Facility.
(9)Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.
(10)Investment was on non-accrual status as of March 31, 2021, meaning the Company has suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(11)Maturity date represents the contractual maturity date of the Structured Finance Notes. Projected cash flows, including the projected amount and timing of terminal principal payments which may be projected to occur prior to contractual maturity date, were utilized in deriving the effective yield of the investments.
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
(16) CLO subordinated debt positions are entitled to recurring distributions which are generally equal to the remaining cash flow of payments made by underlying securities less contractual payments to debt holders and fund expenses.

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2020

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		8.50%	(L +7.50%)	12/19/2019	8/20/2024	$3,235,962	$3,207,447	$3,074,744	11.2%

A&A Transfer, LLC	Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		8.25%	(L +6.50%)	2/7/2020	2/7/2025	1,848,000	1,825,185	1,866,480	6.8
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +6.50%)	2/7/2020	2/7/2025	—	(3,891)	(2,373)	—
						1,848,000	1,821,294	1,864,107	6.8
BayMark Health Services	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		9.25%	(L +8.25%)	3/22/2018	3/1/2025	1,000,000	994,006	1,000,000	3.6

Chemical Resources Holdings, Inc.	Custom Compounding of Purchased Resins
Senior Secured Loan (6)		9.17%	(L +7.67%)	1/25/2019	1/25/2024	1,256,850	1,246,469	1,256,850	4.6
Common Equity (168 units) (7) (13)				1/25/2019			166,469	314,000	1.1
						1,256,850	1,412,938	1,570,850	5.7
Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		8.73%	(L +8.50%)	6/6/2017	11/1/2025	1,447,640	1,405,677	1,391,331	5.1

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		8.50%	(L +7.50%)	3/27/2020	3/27/2024	2,650	2,650	2,650	—
Senior Secured Loan		12.00%	(L +11.00%)	3/27/2020	3/27/2025	3,522	3,080	3,593	—
Common Equity (1,362 units)				3/27/2020			46,403	34,036	0.1
						6,172	52,133	40,279	0.1
Convergint Technologies	Security Systems Services (except Locksmiths)
Senior Secured Loan		7.50%	(L +6.75%)	9/28/2018	2/2/2026	2,393,750	2,353,885	2,330,921	8.5

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)				3/8/2018			115,154	178,000	0.6

DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan (9)		3.50%	(L +2.75%)	8/22/2017	8/15/2024	96,100	95,851	95,640	0.3
Senior Secured Loan		7.75%	(L +7.00%)	8/22/2017	8/15/2025	1,939,435	1,935,728	1,939,435	7.1
						2,035,536	2,031,579	2,035,075	7.4

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2020

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (2)		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	$479,683	$475,323	$229,885	0.8%
Common Equity (3,750 units) (7)				7/13/2017			37,500	—	—
						479,683	512,823	229,885	0.8
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	4/25/2024	1,000,000	987,954	1,000,000	3.6

Hyland Software, Inc.	Software Publishers
Senior Secured Loan (9)		4.25%	(L +3.50%)	10/24/2018	7/1/2024	21,733	21,712	21,814	0.1
Senior Secured Loan		7.75%	(L +7.00%)	10/24/2018	7/7/2025	293,452	294,593	293,452	1.1
						315,185	316,305	315,267	1.2
Inergex Holdings	Other Computer Related Services
Senior Secured Loan		8.00%	(L +7.00%)	10/1/2018	10/1/2024	1,094,797	1,084,334	1,060,897	3.9
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +7.00%)	10/1/2018	10/1/2024	—	(1,171)	—	—
						1,094,797	1,083,163	1,060,897	3.9
Institutional Shareholder Services Inc.	Administrative Management and General Management Consulting Services
Senior Secured Loan		8.75%	(L +8.50%)	3/4/2019	3/5/2027	1,068,750	1,043,966	1,068,750	3.9

I&I Sales Group, LLC	Marketing Consulting Services
Senior Secured Loan		9.50%	(L +8.50%)	12/30/2020	7/10/2025	1,000,000	982,521	982,521	3.6
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +8.50%)	12/30/2020	7/10/2025	—	(512)	(512)	—
						1,000,000	982,009	982,009	3.6
Milrose Consultants, LLC	Administrative Management and General Management Consulting Services
Senior Secured Loan (6)		7.62%	(L +6.62%)	7/16/2019	7/16/2025	3,925,926	3,892,798	3,910,455	14.2

Online Tech Stores, LLC	Stationery and Office Supplies Merchant Wholesalers
Subordinated Secured Loan (10)		13.50% PIK	N/A	2/1/2018	8/1/2023	1,147,487	1,007,141	151,631	0.6

Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		9.75%	(L +8.75%)	11/16/2017	6/30/2025	1,636,364	1,624,785	1,636,364	6.0

Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		8.75%	(L +7.75%)	9/24/2018	5/1/2026	2,000,000	2,007,100	1,979,900	7.2

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2020

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		9.75% cash / 1.50% PIK	(L +8.75%)	3/23/2018	3/23/2023	$379,552	$375,340	$368,870	1.3%
Common Equity (86 units) (7)				3/23/2018			85,714	73,000	0.3
						379,552	461,054	441,870	1.6
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		5.50%	(L +4.50%)	6/7/2017	5/26/2023	68,105	67,831	67,337	0.2
Senior Secured Loan		9.50%	(L +8.50%)	6/7/2017	11/26/2023	178,571	177,371	178,204	0.6
						246,676	245,202	245,540	0.8
Rocket Software, Inc.	Software Publishers
Senior Secured Loan		8.46%	(L +8.25%)	11/20/2018	11/28/2026	1,285,406	1,268,054	1,278,549	4.7

RPLF Holdings, LLC	Software Publishers
Common Equity (45,890 units) (7) (13)				1/17/2018			88,917	109,000	0.4

SourceHOV Tax, Inc.	Other Accounting Services
Senior Secured Loan (6)		7.61%	(L +6.11%)	3/16/2020	3/17/2025	3,552,124	3,525,944	3,569,555	13.0

Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.)	Child Day Care Services
Senior Secured Loan		8.50%	(L +8.25%)	7/26/2018	7/30/2026	704,000	699,087	628,475	2.3

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (9)		5.25%	(L +4.25%)	5/15/2018	12/11/2024	103,836	103,681	99,705	0.4
Senior Secured Loan		9.00%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,593,192	1,506,214	5.6
						1,697,056	1,696,873	1,605,919	6.0

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2020

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		9.75%	(L +8.75%)	7/18/2019	12/22/2022	$500,000	$498,036	$474,777	1.7%
Senior Secured Loan		9.75%	(L +8.75%)	12/22/2017	12/31/2021	166,667	166,667	158,259	0.6
Senior Secured Loan		8.00%	(L +7.00%)	7/20/2018	12/31/2021	333,333	333,333	318,765	1.2
Senior Secured Loan (Delayed Draw)		9.75%	(L +8.75%)	7/20/2018	12/22/2022	500,000	500,000	474,777	1.7
						1,500,000	1,498,036	1,426,579	5.2
Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan (9)		3.90%	(L +3.75%)	5/30/2017	4/22/2024	15,826	15,750	15,829	0.1
Senior Secured Loan		9.25%	(L +8.25%)	5/30/2017	4/21/2025	1,878,456	1,821,347	1,878,456	6.8
						1,894,282	1,837,097	1,894,285	6.9
TTG Healthcare, LLC	Diagnostic Imaging Centers
Senior Secured Loan		8.50%	(L +7.50%)	3/1/2019	11/28/2025	1,625,354	1,609,224	1,619,283	5.9
Preferred Equity (191 units) (7) (13)				3/1/2019			191,409	338,000	1.2
						1,625,354	1,800,633	1,957,283	7.1
Wastebuilt Environmental Solutions, LLC.	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		10.25%	(L +8.75%)	10/11/2018	10/11/2024	1,500,000	1,480,183	1,256,550	4.6

Xperi	Semiconductor and Related Device Manufacturing
Senior Secured Loan (9)		4.15%	(L +4.00%)	6/1/2020	6/1/2025	83,214	76,747	83,492	0.3

Total Debt and Equity Investments						$41,359,765	$41,529,984	$40,317,562	146.9%

Structured Finance Note Investments
Apex Credit CLO 2020
Subordinated Notes (16)		14.16% (14)		11/16/2020	11/19/2031 (11)	3,650,000	3,116,775 (15)	3,295,738	12.0

Monroe Capital MML CLO X, LTD.
Mezzanine bond - Class E		9.08%	(L +8.85%)	8/7/2020	8/20/2031 (11)	862,500	801,944	838,043	3.1

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2020

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Park Avenue Institutional Advisers CLO 2017-1 – Class D
Mezzanine bond - Class D		6.44%	(L +6.22%)	6/5/2020	11/14/2029 (11)	$100,000	$82,564	$95,269	0.3%

Regatta II Funding – Class DR2
Mezzanine bond - Class DR2		7.19%	(L +6.95%)	6/5/2020	1/15/2029 (11)	800,000	695,314	768,076	2.8

Total Structured Finance Note Investments						$5,412,500	$4,696,597	$4,997,126	18.2%

Total Investments						$46,772,265	$46,226,581	$45,314,688	165.1%
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
(3) Substantially all of the investments that bear interest at a variable rate are indexed to LIBOR (L), generally between 0.75% and 1.0% at December 31, 2020, and reset monthly, quarterly, or semi-annually. Variable-rate loans with an aggregate cost of $39,315,954 include LIBOR reference rate floor provisions of generally 0.75% to 1.0% at December 31, 2020; the reference rate on such instruments was generally below the stated floor provisions. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at December 31, 2020. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
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
(16) CLO subordinated debt investments are entitled to recurring distributions which are generally equal to the remaining cash flow of payments made by underlying securities less contractual payments to debt holders and fund expenses.

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 1. Organization
The Company is a Maryland corporation formed on December 8, 2015 as an externally managed, non-diversified, closed-end investment company. The Company has elected to be regulated as a BDC and as a RIC under Subchapter M of the Code.
The Company’s objective is to provide stockholders with current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments primarily in middle-market companies located principally in the United States. OFS Advisor, an affiliate of the Company and a registered investment adviser, manages the day-to-day operations of, and provides investment advisory services to, the Company and, effective as of August 3, 2020, CIM Capital, an affiliate of the Company, OFS Advisor and CCO, and a registered investment adviser, serves as the Company's sub-adviser.
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
On August 3, 2020, the Prior Dealer Manager Agreement was amended and restated to include CCO as an additional dealer manager for the Offering. From August 3, 2020 through August 31, 2020, CCO and IAA served as “co-dealer managers” and, effective September 1, 2020, IAA assigned and transferred all of IAA’s rights, obligations, interests and benefits under the Dealer Manager Agreement to CCO.
The Company may make investments through HPCI-MB, a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the Company's equity investments in portfolio companies that are taxed as pass-through entities.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of presentation: The accompanying interim financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to ASC Topic 946, Financial Services–Investment Companies, the requirements for reporting on Form 10-Q, and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation as of and for the periods presented. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation. These financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10 K for the year ended December 31, 2020. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
Significant Accounting Policies: The following information supplements the description of significant accounting policies contained in Note 2 to the Company's financial statements included in the Company's Annual Report on Form 10 K for the year ended December 31, 2020.
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
Concentration of credit risk: Aside from its debt instruments, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places cash deposits only with high credit quality institutions; management believes this risk of loss is minimal. The amount of loss due to credit risk from debt investments if borrowers completely fail to perform according to the terms of the contracts, and the collateral or other security for those instruments proved to be of no value to the Company, is equal to the Company's recorded investment in debt instruments and the unfunded loan commitments as disclosed in Note 6.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 3. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to an Investment Advisory Agreement, which became effective on August 30, 2016. Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis. OFS Advisor is a subsidiary of OFSAM and a registered investment advisor under the Advisers Act.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The Investment Advisory Agreement was originally approved for a period of two years from August 30, 2016 to August 30, 2018 and, unless terminated earlier as described below, will remain in effect from year-to-year upon annual approval by the Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the Company’s directors who are not “interested persons” as defined in the 1940 Act. On April 1, 2021, the Board approved the continuation of the Investment Advisory Agreement. The Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, and may be terminated by the Company or OFS Advisor without penalty upon not less than 60 days written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days written notice.
Investment Sub-Advisory Agreement: CIM Capital serves as the Company’s sub-adviser pursuant to the Sub-Advisory Agreement, which became effective on August 3, 2020. Pursuant to the terms of the Sub-Advisory Agreement, CIM Capital evaluates and advises the Company on its private capital market strategy, including market trends and terms, provides financial and strategic planning advice and analysis, interprets market demand for products, assists in establishing the Company's operational readiness and selecting and negotiating engagements with third-party service providers, and coordinates the dissemination of customary information to interested parties.
Dealer Manager Agreement: Pursuant to the Dealer Manager Agreement, CCO, an affiliate of the Company, OFS Advisor and CIM Capital, provides certain sales, promotional and marketing services to the Company in connection with the Offering. The Company pays CCO an aggregate dealer manager fee of 3.0% of the gross proceeds from sales of the Offering.
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
Equity Ownership: As of March 31, 2021, affiliates of OFS Advisor held 74,084 shares of common stock, which is approximately 3% of the Company's outstanding shares of common stock.
Expenses recognized under agreements with the Advisors, CCO and OFS Services and distributions paid to affiliates for the three months ended March 31, 2021 and 2020 are presented below:

	Three Months Ended March 31,
	2021	2020
Base management fees	$141,168	$130,765
Incentive fees	68,764	76,050
Administration fees	186,389	186,617
Dealer manager fees	9,000	—
Reimbursements of organizational, offering and Contractual Issuer Expenses	4,500	2,400
Distributions paid to affiliates	18,803	19,447

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Expense Limitation Agreements: The Advisory Agreements and ESAs limit the Company's incurred expenses. The Advisory Agreements and the ESAs are substantively identical in their terms and conditions with respect to expense limitation support provided to the Company. Expense limitations prior to August 3, 2020, were provided by OFS Advisor and expense limitations on or after August 3, 2020, are provided by CIM Capital. Expense limitations provided under the Advisory Agreements and ESAs for the three months ended March 31, 2021 and 2020, are presented below:

	Three Months Ended March 31,
	2021	2020
Net offering costs and Contractual Issuer Expenses limitations under the Advisory Agreements	$37,928	$82,473
Operating expense limitations under the ESAs	253,800	334,160
Net expense limitations under agreements with the Advisors	$291,728	$416,633
The Company is conditionally obligated to reimburse the Advisors for aggregate expense support provided of $4,406,936 and $4,570,949 at March 31, 2021 and December 31, 2020, respectively, as presented below:

	March 31, 2021	December 31, 2020
Unreimbursed costs under the Advisory Agreements:
Offering costs:
Unamortized as of period end	$27,686	$69,293
Amortized as of period end	568,879	572,063
Contractual Issuer Expenses	27,021	30,773
Total unreimbursed costs under the Advisory Agreements	623,586	672,129
Unreimbursed operating expense support under the ESAs	3,783,350	3,898,820
Total conditional reimbursement obligation under expense limitation agreements with the Advisors	$4,406,936	$4,570,949
Offering Costs and Contractual Issuer Expense Limitations: The Company is conditionally liable for offering costs and Contractual Issuer Expenses that the Advisors have incurred on its behalf under the terms of the Advisory Agreements. The Advisory Agreements entitle the Advisors to receive up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid have been recovered. Offering expenses and Contractual Issuer Expenses incurred by the Advisors will be eligible for reimbursement for three years from the date incurred. Unreimbursed offering costs and Contractual Issuer Expenses subject to conditional reimbursement as of March 31, 2021, are summarized below:

Period incurred	Unreimbursed Total	Expiration of reimbursement eligibility (1)
Three months ended June 30, 2018	$50,109	June 30, 2021
Three months ended September 30, 2018	26,413	September 30, 2021
Three months ended December 31, 2018	23,452	December 31, 2021
Year ended December 31, 2019	305,436	December 31, 2022
Year ended December 31, 2020	217,356	December 31, 2023
Three months ended March 31, 2021	820	March 31, 2024
Total unreimbursed offering costs and Contractual Issuer Expenses	$623,586
(1) Expenses are pooled monthly for the determination of their reimbursement expiration date and are summarized into quarterly and yearly pools for presentation purposes. Expirations of reimbursement eligibility for portions of each pool occurs at each month-end within the periods presented above.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Expense Support Agreement: Unreimbursed support for operating expenses provided under the ESAs and subject to conditional reimbursement as of March 31, 2021, is summarized below:

		Other Operating Expense Ratio
Supported period	Amount of expense limitation	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share (1)	Expiration of reimbursement eligibility
Three months ended June 30, 2018	$320,732	8.2%	7.2%	7.0%	June 30, 2021
Three months ended September 30, 2018	275,339	6.9%	7.2%	7.0%	September 30, 2021
Three months ended December 31, 2018	188,188	5.3%	7.2%	7.0%	December 31, 2021
Three months ended March 31, 2019	272,547	6.1%	5.5%	7.0%	March 31, 2022
Three months ended June 30, 2019	238,847	5.7%	5.5%	7.0%	June 30, 2022
Three months ended September 30, 2019	231,737	5.1%	5.5%	7.1%	September 30, 2022
Three months ended December 31, 2019	385,544	4.9%	5.5%	7.2%	December 31, 2022
Three months ended March 31, 2020	334,160	5.9%	6.2%	7.2%	March 31, 2023
Three months ended June 30, 2020	425,718	6.1%	6.2%	7.2%	June 30, 2023
Three months ended September 30, 2020	452,480	6.7%	6.2%	7.2%	September 30, 2023
Three months ended December 31, 2020	404,258	6.6%	6.2%	7.2%	December 31, 2023
Three months ended March 31, 2021	253,800	6.5%	n/m(2)	7.2%	March 31, 2024
Total unreimbursed operating expense limitations provided under the ESAs	$3,783,350
(1)    The annualized rate of distributions per share is expressed as a percentage equal to the annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular quarterly cash distribution per share as of such date without compounding), divided by our Offering price per share as of such date.
(2)    Not meaningful. Annual Other Operating Expense Ratio upon which reimbursement is conditioned is based on the full-year results, and will not be determined until after December 31, 2021.
Amounts Due to OFS Advisor and its Affiliates: Amounts due to OFS Advisor and its affiliates of $636,995 and $589,318 reported in the consolidated statements of assets and liabilities as of March 31, 2021 and December 31, 2020, respectively, represent amounts payable under the Investment Advisory Agreement and Administration Agreement. Amount due from CIM Capital of $609,923 and $659,003 reported in the consolidated statements of assets and liabilities as of March 31, 2021 and December 31, 2020, respectively, represents amounts receivable under the Expense Support Agreement.
Note 4. Investments
As of March 31, 2021, the Company had loans to 24 portfolio companies, of which 99% were senior secured loans and 1% were subordinated loans, at fair value, as well as common and preferred equity investments in seven of these portfolio companies. The Company also held only equity in two portfolio companies in which it did not hold a debt investment and three Structured Finance Note investments. At March 31, 2021, investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments (1)	$38,040,437	84.3%	135.9%	$38,188,008	85.9%	136.5%
Subordinated debt investments	1,483,613	3.3	5.3	266,218	0.6	1.0
Preferred equity investments	191,409	0.4	0.7	349,436	0.8	1.2
Common equity investments	540,157	1.2	1.9	688,919	1.5	2.5
Total debt and equity investments	40,255,616	89.2	143.8	39,492,581	88.8	141.2
Structured Finance Notes	4,869,599	10.8	17.4	4,969,163	11.2	17.8
Total investments	$45,125,215	100.0%	161.2%	$44,461,744	100.0%	159.0%

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

(1) Includes debt investments, typically referred to as unitranche, in which we have entered into contractual arrangements with co-lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. Amortized cost and fair value of these investments were $8,669,729 and $8,871,259, respectively.
At March 31, 2021, all of the Company’s debt and equity investments were domiciled in the United States, while its Structured Finance Notes were domiciled in the Cayman Islands. Structured Finance Notes generally hold underlying portfolios of investments in companies domiciled in the United States of America. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$3,135,940	6.9%	11.2%	$3,135,940	7.1%	11.2%
Arts, Entertainment, and Recreation
All Other Amusement and Recreation Industries	1,498,282	3.3	5.4	1,483,796	3.3	5.3
Construction
Plumbing, Heating, and Air-Conditioning Contractors	428,923	1.0	1.5	392,200	0.9	1.4
Finance and Insurance
Insurance Agencies and Brokerages	3,112,384	6.9	11.1	3,130,829	7.0	11.2
Health Care and Social Assistance
Child Day Care Services	699,305	1.5	2.5	629,830	1.4	2.3
Diagnostic Imaging Centers	1,796,854	4.0	6.4	1,976,373	4.4	7.1
Home Health Care Services	988,850	2.2	3.5	1,000,000	2.2	3.6
Outpatient Mental Health and Substance Abuse Centers	3,483,897	7.7	12.5	3,500,000	7.9	12.5
Information
Data Processing, Hosting, and Related Services	115,154	0.3	0.4	190,391	0.4	0.7
Directory and Mailing List Publishers	1,289,009	2.9	4.6	1,328,493	3.0	4.8
Software Publishers	383,650	0.9	1.4	402,602	0.9	1.4
Manufacturing
Commercial Printing (except Screen and Books)	245,155	0.5	0.9	246,156	0.6	0.9
Custom Compounding of Purchased Resins	1,413,773	3.1	5.1	1,565,849	3.5	5.6
Unlaminated Plastics Profile Shape Manufacturing	2,105,271	4.7	7.5	2,100,000	4.7	7.5
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	3,894,596	8.6	13.8	4,004,447	9.0	14.3
Marketing Consulting Services	982,990	2.2	3.5	990,287	2.2	3.5
Other Accounting Services	3,527,828	7.8	12.6	3,600,893	8.1	12.9
Other Computer Related Services	1,079,986	2.4	3.9	1,093,888	2.5	3.9
Public Administration
Other Justice, Public Order, and Safety Activities	52,159	0.1	0.2	36,735	0.1	0.1

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Retail Trade
Shoe Store	$513,150	1.1%	1.8%	$260,336	0.6%	0.9%
Wholesale Trade
Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers	1,799,177	4.0	6.4	1,778,550	4.0	6.4
Industrial Machinery and Equipment Merchant Wholesalers	1,696,617	3.8	6.1	1,634,672	3.7	5.8
Industrial Supplies Merchant Wholesalers	1,544,071	3.4	5.5	1,558,195	3.5	5.6
Motor Vehicle Parts (Used) Merchant Wholesalers	3,460,631	7.7	12.4	3,446,237	7.8	12.3
Stationery and Office Supplies Merchant Wholesalers	1,007,963	2.2	3.6	5,882	—	—
Total debt and equity investments	$40,255,615	89.2%	143.8%	$39,492,581	88.8%	141.2%
Structured Finance Notes	4,869,599	10.8	17.4	4,969,163	11.2	17.8
Total investments	$45,125,214	100.0%	161.2%	$44,461,744	100.0%	159.0%
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
At December 31, 2020, all of the Company’s debt and equity investments were domiciled in the United States, while its Structured Finance Notes were domiciled in the Cayman Islands. Structured Finance Notes generally represent beneficial interests in underlying portfolios of investments in companies domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

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
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. The aggregate amortized cost and fair value of the loan on non-accrual status with respect to all interest and Net Loan Fee amortization was $1,007,963 and $5,882, respectively, at March 31, 2021, and $1,007,141 and $151,631 respectively, at December 31, 2020.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. There were no transfers among Levels 1, 2 and 3 for the three months ended March 31, 2021. A senior security with a fair value of $12,297 was transferred from Level 3 to Level 2, and senior securities with a fair value of $3,125,313 were transferred from Level 2 to Level 3 during the three months ended March 31, 2020.
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
The following tables present the Company's investment portfolio measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

Security	Level 1	Level 2	Level 3	Fair Value at March 31, 2021
Debt investments	$—	$1,429,882	$37,024,343	$38,454,225
Equity investments	—	—	1,038,355	1,038,355
Structured Finance Notes	—	—	4,969,163	4,969,163
	$—	$1,429,882	$43,031,861	$44,461,743

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2020
Debt investments	$—	$316,480	$38,954,956	$39,271,436
Equity investments	—	—	1,046,036	1,046,036
Structured Finance Notes	—	—	4,997,216	4,997,216
	$—	$316,480	$44,998,208	$45,314,688
The following tables provide quantitative information about valuation techniques and the Company’s significant inputs to the Company’s Level 3 fair value measurements as of March 31, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

techniques and methodologies when determining the Company’s fair value measurements. The tables below provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at March 31, 2021	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$33,622,185	Discounted cash flow	Discount rates	5.97% - 16.11% (9.79%)
Senior secured	3,135,940	Market approach	Transaction Price
Subordinated	266,218	Market approach	EBITDA multiples	2.71x - 6.00x (5.93x)

Structured Finance Notes:
Subordinated Notes	3,172,439	Discounted cash flow	Discount rates(3)	11.00% - 11.00% (11.00%)
			Constant Default Rate(1)	0.00% - 0.00% (0.00%)
			Constant Default Rate(2)	2.00% - 2.00% (2.00%)
			Recovery Rate	60.00% - 60.00% (60.00%)

Mezzanine debt	1,796,724	Discounted cash flow	Discount rates	7.80% - 9.45% (8.74%)
			Constant Default Rate(1)	2.00% - 3.00% (2.57%)
			Recovery Rate	60.00% - 60.00% (60.00%)
Equity investments:
Preferred equity	349,436	Market approach	EBITDA multiples	6.50x - 6.50x (6.50x)
Common equity and warrants	688,919	Market approach	EBITDA multiples	3.75x - 12.00x (8.57x)
	$43,031,861
(1) Constant default rates for the next six months.
(2) Constant default rates following the next six months.
(3) The cash flows utilized in the discounted cash flow calculations assume liquidation at current market prices and redeployment of proceeds on all assets currently in default and all assets below specified fair value thresholds.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

	Fair Value at December 31, 2020	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$37,591,521	Discounted cash flow	Discount rates	6.24% - 24.43% (10.02%)
Senior secured	982,009	Market approach	Transaction Price
Subordinated	381,516	Market approach	EBITDA multiples	7.05x - 9.10x (7.86x)

Structured Finance Notes:
Subordinated notes	3,295,738	Discounted cash flow	Discount rates	15.00% - 15.00% (15.00%)
			Constant default rate	0.00% - 0.00% (0.00%)
			Constant default rate after 6 months	2.00% - 2.00% (2.00%)
			Recovery rate	60.00% - 60.00% (60.00%)

Mezzanine debt	1,701,388	Discounted cash flow	Discount margin	7.25% - 9.45% (8.58%)
			Constant default rate	0.00% - 2.00% (1.01%)
			Constant default rate after 9 months	2.00% - 3.00% (2.49%)
			Recovery rate	60.00% - 60.00% (60.00%)

Equity investments:
Preferred equity	338,000	Market approach	EBITDA multiples	7.00x - 7.00x (7.00x)
Common equity	708,036	Market approach	EBITDA multiples	3.75x - 11.50x (8.43x)
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
The following tables present changes in the investment measured at fair value using Level 3 inputs for the three months ended March 31, 2021 and 2020:

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Structured Finance Notes	Total
Level 3 assets, January 1, 2021	$38,573,440	$381,516	$338,000	$708,036	$4,997,216	$44,998,208
Net unrealized appreciation (depreciation) on investments	539,419	(116,447)	11,436	(19,117)	(200,965)	214,326
Amortization of Net Loan Fees	134,935	1,149	—	—	30,438	166,522
Paid-in-kind interest income	40,509	—	—	—	—	40,509
Accretion of interest income on Structured Finance Notes	—	—	—	—	107,037	107,037
Proceeds from principal payments on portfolio investments	(10,278,137)	—	—	—	(100,000)	(10,378,137)
Sale of portfolio investments	—	—	—	—	—	—
Purchase of portfolio investments	7,747,959	—	—	—	135,437	7,883,396
Level 3 assets, March 31, 2021	$36,758,125	$266,218	$349,436	$688,919	$4,969,163	$43,031,861

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Total
Level 3 assets, January 1, 2020	$34,592,771	$1,384,896	$201,006	$585,675	$36,764,348
Net unrealized appreciation (depreciation) on investments	(1,325,847)	(469,126)	69,994	(115,168)	(1,840,147)
Net realized loss on investments	(573,849)	—	—	—	(573,849)
Amortization of Net Loan Fees	14,471	209	—	—	14,680
Paid-in-kind interest income	1,633	1,199	—	—	2,832
Proceeds from principal payments on portfolio investments	(2,601,786)	—	—	—	(2,601,786)
Sale of portfolio investments	(800,983)	—	—	—	(800,983)
Purchase of portfolio investments	9,038,326	—	—	—	9,038,326
Conversion from debt investment to equity investment (see Note 4)	(46,403)	—	—	46,403	—
Transfers out of Level 3	(12,297)	—	—	—	(12,297)
Transfers into of Level 3	3,125,313	—	—	—	3,125,313
Level 3 assets, March 31, 2020	$41,411,349	$917,178	$271,000	$516,910	$43,116,437
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the three months ended March 31, 2021 and 2020, attributable to the Company’s assets still held at those respective period ends was as follows:

	Period ended March 31,
	2021	2020
Senior secured debt investments	$664,946	$(1,958,512)
Subordinated debt investments	(116,447)	(469,126)
Preferred equity	11,436	69,994
Common equity	(19,116)	(114,937)
Structured Finance Notes	(188,260)	—
Net unrealized appreciation (depreciation) on investments held	$352,559	$(2,472,581)
Other Financial Assets and Liabilities
The Company provides disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments, such as cash, receivables and payables, approximate the fair value of such items due to the short maturity of such instruments. The PWB Credit Facility is a variable rate instrument and fair value approximates book value as of March 31, 2021 and December 31, 2020.
The following tables present the fair value measurements of the Company's debt and indicate the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of March 31, 2021 and December 31, 2020:

	March 31, 2021
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$625,000	$625,000
Unsecured Note	—	—	15,462,242	15,462,242
Total debt, at fair value	$—	$—	$16,087,242	$16,087,242

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

	December 31, 2020
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$4,775,000	$4,775,000
Unsecured Note	—	—	15,723,415	15,723,415
Total debt, at fair value	$—	$—	$20,498,415	$20,498,415
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

The following table sets forth the carrying values and fair values of the Company’s debt as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021		As of December 31, 2020
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
PWB Credit Facility	$625,000	$625,000	$4,775,000	$4,775,000
Unsecured Note	14,732,269	15,462,242	14,714,235	15,723,415
Total debt	$15,357,269	$16,087,242	$19,489,235	$20,498,415
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
Note 6. Commitments and Contingencies
The Company has the following unfunded commitments to portfolio companies as of March 31, 2021 and December 31, 2020, respectively:

Name of Portfolio Company	Investment Type	March 31, 2021	December 31, 2020
A&A Transfer, LLC	Senior Secured Loan (Revolver)	$237,303	$237,303
I&I Sales Group, LLC	Senior Secured Loan (Revolver)	29,304	29,304
Inergex Holdings, LLC	Senior Secured Loan (Revolver)	187,500	187,500
		$454,107	$454,107
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2021.
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
Note 7. Borrowings
PWB Credit Facility: The Company has a $15.0 million credit commitment under its PWB Credit Facility, maturing February 28, 2023, of which $0.6 million was drawn as of March 31, 2021. The effective interest rate on the PWB Credit Facility was 5.65% at March 31, 2021. The unfunded commitment under the PWB Credit Facility was $14.4 million as of March 31, 2021 and is available, subject to a borrowing base and other covenants. All investments are pledged as collateral under the PWB Credit Facility.
On February 17, 2021, the Company executed an amendment (the “Secured Revolver Amendment”) to the BLA with Pacific Western Bank. The Secured Revolver Amendment, among other things: (i) increased the maximum amount available under the PWB Credit Facility from $10.0 million to $15.0 million; (ii) decreased the interest rate floor from 5.50% per annum to 5.25%

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

per annum; (iii) restricts the transfer of certain assets to the Company's subsidiaries or incurrence of debt by, or the encumbrance of assets of, the Company's subsidiaries; and (iv) extended the maturity date from February 28, 2021 to February 28, 2023.
Unsecured Note: As of March 31, 2021, the Company's Unsecured Note had an aggregate outstanding principal of $15.0 million. The Unsecured Note has a fixed interest rate of 6.50% and is due on November 27, 2024. The effective interest rate on the Unsecured Note was 6.99% at March 31, 2021.
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
The Company's interest expense, average outstanding borrowing and weighted average interest expense on the Company's debt are presented below:

	Three Months Ended March 31,
	2021	2020
PWB Credit Facility	$46,167	$41,434
Unsecured Note	261,783	259,158
Total interest expense (1)	$307,950	$300,592

Average dollar borrowings	$17,447,777	$16,686,813
Weighted average interest rate	7.06%	6.84%
(1) Interest expense is inclusive of interest on the outstanding balance, commitment fees on undrawn amounts, and the amortization of deferred debt issuance costs.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 8. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Per share operating performance:
Net asset value per share at beginning of period	$12.59	$13.00
Net investment income (6)	0.25	0.26
Net realized loss on non-control/non-affiliate investments (6)	—	(0.26)
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments, net of taxes (6)	0.11	(0.85)
Total from investment operations	0.36	(0.85)
Distributions (1)	(0.25)	(0.26)
Issuance of common stock (2) (6)	0.01	—
Net asset value per share at end of period	$12.71	$11.89
Total return based on net asset value (3)(8)	3.0%	(6.5)%
Shares outstanding or subscribed at end of period	2,200,627	2,250,747
Weighted average shares outstanding or subscribed	2,187,362	2,245,143
Ratio/Supplemental Data
Average net asset value (4)	$27,702,600	$27,939,037
Net asset value at end of period	$27,963,326	$26,757,567
Net investment income	$550,116	$586,860
Ratio of total net operating expenses to average net assets (5)	10.3%	8.4%
Ratio of net investment income to average net assets (5)	7.9%	8.4%
Portfolio turnover (7)	20.5%	8.4%
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
(2)The issuance of common stock on a per share basis reflects the incremental net asset value change as a result of the issuance of shares of common stock in the Company’s continuous public offering, the retirement of shares from the Company's repurchases of common stock and the dilutive or anti-dilutive impact from significant changes in weighted-average shares outstanding during the year.
(3)Calculated as ending net asset value less beginning net asset value, adjusting for distributions reinvested at the Company’s most recent quarter-end net asset value prior to the respective payment date of the distributions.
(4)Based on the average of the net asset value at the beginning and end of the indicated period and if applicable the preceding calendar quarters.
(5)Annualized.
(6)Calculated on the average share method.
(7)Portfolio turnover rate is calculated using the lesser of period-to-date sales and principal payments or period-to-date purchases over the average of the invested assets at fair value.
(8)Not annualized.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 9. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued or subscribed in the Offering during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	21,707	$300,000	10,973	$160,000
Commissions and dealer manager fees	—	(18,100)	—	(15,800)
Net proceeds to the Company	21,707	$281,900	10,973	$144,200
Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the three months ended March 31, 2021 and 2020. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount	Cash Distribution
Three Months Ended March 31, 2020
January 29, 2020	January 29, 2020, February 26, 2020 and March 27, 2020	April 15, 2020	$0.0875	$589,261

Three Months Ended March 31, 2021
January 26, 2021	January 27, 2021	April 15, 2021	$0.0846	$184,337
February 23, 2021	February 24, 2021	April 15, 2021	$0.0846	$184,337
March 27, 2021	March 29, 2021	April 15, 2021	$0.0846	$186,173
The per share distribution amount was $0.25 and $0.26 for the three months ended March 31, 2021 and 2020, respectively.
The above distributions were funded, in part, through the reimbursement of certain operating expenses by the Advisors under the ESAs. The ESAs are designed to ensure no portion of the Company's distribution to stockholders will be paid from Offering proceeds, and will provide for expense reduction payments to the Company in any quarterly period in which the Company's cumulative distributions to stockholders exceeds the Company's cumulative ICTI and net realized gains. The ESAs may be terminated by the Advisors, without payment of any penalty, with or without notice to the Company. However, the ESA is subordinated to the PWB Credit Facility, and prior to cancelling the ESA, the Advisors must provide Pacific Western Bank with 30 days advance written notice of such termination.
Repurchases of Shares
The following table summarizes the common stock repurchases by the Company as of March 31, 2021:

	Number of Shares	Amount
November 6, 2018 through December 31, 2018	18,425	$243,030
January 1, 2019 through April 5, 2019 (1)	7,407	98,296
April 6, 2019 through June 30, 2019	9,029	119,821
July 1, 2019 through September 30, 2019	7,407	97,111
October 1, 2019 through December 31, 2019	15,597	204,317
January 1, 2020 through April 3, 2020 (2)	32,622	364,384
April 4, 2020 through June 30, 2020	53,665	654,713
July 1, 2020 through September 30, 2020	55,320	694,819
October 1, 2020 through December 31, 2020	55,674	700,935
January 1, 2021 through March 31, 2021(3)	—	—
(1)  The Company's February 11, 2019 tender offer that was originally scheduled to expire on March 27, 2019, was amended to extend the offer period to April 5, 2019.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

(2) The Company's February 21, 2020 tender offer that was originally schedule to expire on March 27, 2020, was amended to extend the offer period to April 3, 2020.
(3) The Company's February 19, 2021 tender offer that was originally schedule to expire on March 26, 2021, was amended to extend the offer period to April 5, 2021. The Company repurchased 55,377 shares for $708,272.
All repurchased shares were retired upon acquisition.
Note 10. Subsequent Events Not Disclosed Elsewhere
Subsequent to March 31, 2021, the Company sold an additional 17,718 common shares for additional net proceeds of $230,000.
On April 27, 2021, the Board declared a distribution of $0.0846 per common share, which represents a 7.1% distribution yield, payable on July 15, 2021, to stockholders of record on April 28, 2021.
On May 11, 2021, the Board approved a tender offer, commencing on May 28, 2021, to purchase 2.5% of the weighted average number of shares of the outstanding Common Stock for the trailing 12-month period ending March 31, 2021.
COVID-19
The Company evaluated events subsequent to March 31, 2021 through May 14, 2021. We are continuing to closely monitor the impact of the outbreak of COVID-19 on all aspects of our business, including how it impacts our portfolio companies, employees, due diligence and underwriting processes, and financial markets. The U.S. capital markets experienced extreme volatility and disruption following the COVID-19 pandemic, which appear to have subsided and returned to pre-COVID-19 levels. Nonetheless, certain economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn.
On March 27, 2020, the U.S. government enacted the CARES Act, which contains provisions intended to mitigate the adverse economic effects of the coronavirus pandemic. On December 27, 2020, the U.S. government enacted the December 2020 COVID Relief Package. Additionally, on March 11, 2021, the U.S. government enacted the American Rescue Plan, which included additional funding to mitigate the adverse economic effects of the COVID-19 pandemic. It is uncertain whether, or to what extent, our portfolio companies will be able to benefit from the CARES Act, the December 2020 COVID Relief Package, the American Rescue Plan, or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend to a large extent on future developments regarding the duration and severity of the coronavirus, effectiveness of vaccination deployment and the actions taken by governments (including stimulus measures or the lack thereof) and their citizens to contain the coronavirus or treat its impact, all of which are beyond our control. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition. Given the fluidity of the situation, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position, or cash flows at this time.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. For additional overview information on the Company, see "Item 1. Business" in our Annual Report on Form 10-K for the year ended December 31, 2020.
Overview
    Key performance metrics are presented below:

	March 31, 2021	December 31, 2020
Net asset value per common share	$12.71	$12.59

	Three Months Ended March 31,
	2021	2020
Net investment income per common share	$0.25	$0.26
Net increase in net assets resulting from operations per common share	0.36	(0.85)
Distributions declared per common share	0.25	0.26
Our portfolio experienced net gains of $244,282, or $0.11 per share, during the three months ended March 31, 2021, principally due to positive performance factors on our senior debt investments, primarily Wastebuilt Environmental Solutions, LLC, which appreciated $237,759. Net investment income per share remained consistent compared to the corresponding prior year quarter. Weighted average yield on debt and Structured Finance Notes for the three months ended March 31, 2021 increased to 9.33% from 9.21% in the quarter ending March 31, 2020, primarily due to our Structured Finance Note investments that have a weighted average yield of 11.87%. Our weighted average interest costs decreased slightly to 6.80% from 6.84%.
Since OFS Advisor implemented its business continuity plan in mid-March 2020, the OFS Advisor's entire team has effectively transitioned to remote work and we are currently capable of maintaining our normal functionality to complete our operational requirements.
OFS Advisor has actively monitored our portfolio companies throughout this period of economic uncertainty, which included on-going assessments of our portfolio companies' operational and liquidity outlook. As of March 31, 2021, we had unfunded commitments of $454,107 to three portfolio companies. During the three months ended March 31, 2021, we purchased one Structured Finance Note for an aggregate cost of $135,438 and Portfolio Company Investments for an aggregate cost of $9,048,510.
At March 31, 2021, our asset coverage ratio was 279% and we remained in compliance with all applicable financial covenant thresholds under our outstanding debt and our minimum asset coverage requirement under the 1940 Act. As of March 31, 2021, we had an unfunded commitment of $14.4 million under our PWB Credit Facility. Based on fair values and equity capital at March 31, 2021, we could access our entire commitment under the PWB Credit Facility and have an asset coverage ratio of 203%. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and selectively deploy capital in new investment opportunities in this challenging environment.
    On April 27, 2021, our Board declared a $0.0846 per common share distribution, payable on July 15, 2021, to stockholders of record on April 28, 2021.
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
We are also subject to financial risks, including changes in market interest rates. As of March 31, 2021, approximately $38 million (principal amount) of our debt investments bore interest at variable rates, which are generally LIBOR-based, and many of which are subject to reference-rate floors. In connection with the COVID-19 pandemic, and primarily during the second quarter of 2020, the U.S. Federal Reserve and other central banks reduced certain interest rates and LIBOR decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on our portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities indexed to LIBOR. As of March 31, 2021, the majority of our variable rate debt investments are subject to the base rate floor, partially mitigating the impact of the recent decrease in LIBOR on our gross investment income.
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
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•The Investment Advisory Agreement with OFS Advisor to manage our operating and investment activities. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. See "Item 1. Financial Statements –– Notes to Consolidated Financial Statements – Note 3."
•The Sub-Advisory Agreement with CIM Capital, an affiliate of OFS Advisor, to assist OFS Advisor with the management of our activities and operations. See "Item 1. Financial Statements –– Notes to Consolidated Financial Statements – Note 3."
•The Dealer Manager Agreement with CCO, an affiliate of OFS Advisor and CIM Capital, to provide sales, promotional and marketing services to us in connection with the Offering. See "Item 1. Financial Statements –– Notes to Consolidated Financial Statements – Note 3."
•The Administration Agreement with OFS Services, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 3."
•Expense Limitation Agreements: OFS Advisor, and effective August 3, 2020, CIM Capital, limit the Company's incurred expenses under two agreements: (1) the Investment Advisory Agreement, which contains provisions limiting organization and offering costs, and Contractual Issuer Expenses; and (2) an Expense Support Agreement, which limits all other operating expenses. Both agreements contain conditions under which we may become obligated to reimburse OFS Advisor or CIM Capital for expense limitations provided thereunder. See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 3."
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
    The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received the Order, which superseded a previous order we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. Pursuant to the Order, we are generally permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
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
    Conflicts may arise when an account managed by OFS Advisor makes an investment in conjunction with an investment being made by an Affiliated Account, or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Potential conflicts arise when addressing, among other things, questions as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced. For additional information see "Item 1A. Business — Conflicts of Interest" and "Item 1A. Risk Factors — Risks Related to Our Business and Structure  — We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients" in our Annual Report on Form 10-K for the year ended December 31, 2020.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those relating to revenue recognition, expense limitation agreements and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board. For descriptions of our revenue recognition and fair value policies, see "Item 8. Financial Statements – Notes to Consolidated Financial Statements – Note 2" and "Management's Discussion and Analysis – Critical Accounting Policies and Significant Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2020.
Fair value estimates. Our approach to fair value estimates was significantly adjusted in response to the economic uncertainty associated with the spread of the COVID-19 pandemic, principally through adjustments to the weights given the various methodologies we utilize to estimate discount rates, greater use of pandemic-adjusted forward-looking information, and shortening the evaluation periods used to assess the market depth and liquidity associated with Indicative Prices. These adjustments resulted from observed decreases in the historic correlation between observable inputs utilized on our valuation models. However, as of December 31, 2020, we had reverted all of our methodologies to their pre-pandemic weightings as financial markets stabilized and the correlations between observable market factors returned.

The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments at March 31, 2021:

	Fair Value at March 31, 2021	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior secured	$35,052,068	$34,751,997	$35,361,576
Senior secured (Transaction Price)	3,135,940	3,135,940	3,135,940
Subordinated	266,218	212,247	320,189

Structured Finance Notes:
Subordinated notes	3,172,439	3,081,922	3,262,954
Mezzanine debt	1,796,724	1,764,644	1,828,805

Equity investments:
Preferred equity	349,436	289,826	409,046
Common equity	688,919	604,941	755,547
	$44,461,744	$43,841,517	$45,074,057
The SEC issued a final rule in 2020 modifying Rule 2a-5 under the 1940 Act to establish requirements for determining fair value in good faith for purposes of the 1940 Act. We are evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intend to comply with the new rule’s requirements on or before the compliance date in September 2022.
Portfolio Composition and Investment Activity
Portfolio Composition
The following table summarizes the composition of our Portfolio Company Investments as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$38,040,437	$38,188,008	$39,315,954	$38,890,010
Subordinated debt investments	1,483,613	266,218	1,482,464	381,516
Preferred equity investments	191,409	349,436	191,409	338,000
Common equity investments	540,157	688,919	540,157	708,036
Total Portfolio Company Investments	$40,255,616	$39,492,581	$41,529,984	$40,317,562
Total number of portfolio companies	26	26	35	35
(1)Includes debt investments, typically referred to as unitranche, in which we have entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. At March 31, 2021, the aggregate amortized cost and fair value of these investments was $8,669,729 and $8,871,259, respectively.
As of March 31, 2021, all of our senior secured debt investments were floating rate loans and our subordinated debt investments were fixed rate loans. Approximately 97% of our Portfolio Company Investments at fair value, are senior securities of the borrower, rather than in the subordinated securities, preferred equity or common equity. We believe the seniority of our debt investments in the borrowers' capital structures may provide greater downside protection against the impact of the COVID-19 pandemic.
As of March 31, 2021, the three largest industries of our Portfolio Company Investments by fair value, were (1) Professional, Scientific, and Technical Services of 21.8%, (2) Wholesale Trade of 19.0%, and (3) Health Care and Social Assistance of 15.9%, totaling approximately 56.7% of the investment portfolio. We have limited exposure to the Retail Trade industry, approximately 0.6%, which has been significantly impacted by the COVID-19 pandemic. For a full summary of our investment portfolio by industry, see "Item 1–Financial Statements–Note 4."
The weighted average yield on total investments(1) was 9.18% and 9.03% at March 31, 2021 and December 31, 2020, respectively. The following table displays the composition of our performing debt investments and Structured Finance Note portfolio by yield range and its weighted average yields as of March 31, 2021 and December 31, 2020:

	March 31, 2021				December 31, 2020
	Senior Secured	Subordinated	Structured Finance		Senior Secured	Subordinated	Structured Finance
Yield Range	Debt	Debt	Notes	Total	Debt	Debt	Notes	Total
Less than 8%	29.0%	—%	33.8%	29.2%	25.5%	—%	16.6%	25.2%
8% - 10%	56.1	—	—	49.2	55.7	—	17.1	55.0
10% - 12%	8.2	—	—	7.2	16.3	—	—	16.1
12% - 14%	2.6	100.0	—	3.4	2.5	100.0	—	3.7
Greater than 14%	4.1	—	66.2	11.0	—	—	66.3	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield - performing debt and Structured Finance Note investments (2)	9.20%	13.94%	11.87%	9.55%	8.99%	12.73%	12.12%	9.03%
Weighted average yield - total debt and Structured Finance Note investments (3)	9.20%	4.47%	11.87%	9.33%	8.99%	4.08%	12.12%	8.81%
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

Investment Activity
The following is a summary of our investment activity for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
	Debt Investments	Equity Investments
Investments in new portfolio companies	$4,424,726	$—
Investments in existing portfolio companies:
Follow-on investments	4,623,784	—
Restructured investments	—	—
Delayed draw / revolver funding	—	—
Total investments in existing portfolio companies	4,623,784	—
Total investments in new and existing portfolio companies	$9,048,510	$—
Number of new portfolio company investments	4	—
Number of existing portfolio company investments	8	—
Proceeds from principal payments	$10,490,330	—
Proceeds from investments sold or redeemed	105,757	—
Total proceeds from principal payments, equity distributions and investments sold	$10,596,087	$—
During the three months ended March 31, 2021, notable investments in new portfolio companies include Convergint Technologies Holdings, LLC ($2.8 million senior secured loan), Confie Seguros Holdings II Co. ($1.7 million senior secured loan) and BayMark Health Services, Inc. ($1.4 million senior secured loan).
During the three months ended March 31, 2021, we also invested $135,438 in Structured Finance Notes with a weighted average annual effective yield of 7.52%.
Non-cash investment activity
    On March 27, 2020, our debt investments in Constellis Holdings, LLC were restructured. We converted our non-accrual debt investments for two new debt investments and 1,362 shares of common equity. The cost and fair value of debt investments received were $6,174 and $6,172, respectively, and the cost and fair value of the common shares received were $46,403 and $46,410, respectively. For the three months ended March 31, 2020, we recognized a realized loss on the restructuring of $526,444, which was fully recognized as an unrealized loss as of December 31, 2019.
The following is a summary of our investment activity for three months ended March 31, 2020:

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
Notable investments in new portfolio companies during the three months ended March 31, 2020, included A&A Transfer, LLC. ($2.0 million senior secured loan) and SourceHOV Tax, Inc. ($2.3 million senior secured loan).

Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity and the general economic and competitive environment in which we make investments. During the three months ended March 31, 2021, we purchased one Structured Finance Note for an aggregate cost of $135,438, and Portfolio Company Investments for an aggregate cost of $9,048,510.
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2020. The following table shows the classification of our debt securities of portfolio companies by credit risk rating as of March 31, 2021 and December 31, 2020.

	Debt Investments, at Fair Value
Risk Category	March 31, 2021		December 31, 2020
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	—	—	—	—
3 (Average)	36,290,327	94.4	37,258,347	94.9
4 (Special Mention)	2,158,019	5.6	1,861,548	4.7
5 (Substandard)	5,882	—	151,631	0.4
6 (Doubtful)	—	—	—	—
7 (Loss)	—	—	—	—
	$38,454,227	100.0%	$39,271,526	100.0%

    Changes in the distribution of our debt investments across risk categories during the three months ended March 31, 2021 were a result of new debt investments, the receipt of amortization payments on existing debt investments, repayment of certain debt investments in full, changes in the fair value of our existing debt investments and realized gains on the sale of investments. During the three months ended March 31, 2021, there were no changes to risk categories of our debt investments.
Non-Accrual Loans
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. No new loans were placed on non-accrual status during the three months ended March 31, 2021. At March 31, 2021, the aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $1,007,963 and $5,882, respectively, and $1,007,141 and $151,631 at December 31, 2020, respectively.
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
Results of Operations
Our key financial measures are described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations–Results of Operations–Key Financial Measures" in our Annual Report on Form 10-K for the year ended December 31, 2020. The following is a discussion of the key financial measures that management uses in reviewing the performance of our operations.
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
The following analysis compares our quarterly results of operations to the preceding quarter, as well as our year-to-date results of operations to the corresponding period in the prior year. We believe a comparison of our current quarterly results to the preceding quarter is more meaningful and transparent than a comparison to the corresponding prior-year quarter as our results of operations are not influenced by seasonal factors the latter comparison is designed to elicit and highlight.
Comparison of the Three Months Ended March 31, 2021, and December 31, 2020

	Three Months Ended
	March 31,	December 31,
	2021	2020
Interest income	$1,230,931	$1,095,924
Fee income	34,319	30,691
Total investment income	$1,265,250	$1,126,615
Investment income for the three months ended March 31, 2021, consisted primarily of interest income on our debt investments and syndication fee income. The increase in interest income for three months ended March 31, 2021 compared to the prior period was primarily due to an increase in the weighted average yield of our investments and the acceleration of Net Loan Fees related to payoffs. Fee income for the three months ended March 31, 2021, remained stable compared to the prior period.
Gross Expenses. Our gross expenses are limited under the Sub-Advisory Agreement and Expense Support Agreement; see "—Expense Limitations." Investment expenses shown with respect to each governing expense limitation agreement for the three months ended March 31, 2021, and December 31, 2020, are presented below:

	Three Months Ended
	March 31, 2021	December 31, 2020
Expenses subject to limitation under the Sub-Advisory Agreement:
Amortization of deferred offering costs	$42,428	$62,007
Contractual issuer expenses	—	2,903
Total expenses subject to limitation under the Sub-Advisory Agreement	42,428	64,910
Expenses subject to limitation under the Expense Support Agreement:
Interest expense	307,950	323,498
Management fees	141,168	141,522
Incentive fees	68,764	63,555
Administration fee	186,389	198,494
Professional fees	201,145	188,644
Insurance expense	26,944	24,403
Transfer agent fees	24,917	23,771
Other expenses	7,157	19,492
Total expenses subject to limitation under the ESAs	964,434	983,379
Total expenses	$1,006,862	$1,048,289
Expenses Limited under the Advisory Agreements
CIM Capital incurred, on our behalf, offering costs of $820 and $108 during the three months ended March 31, 2021, and December 31, 2020, respectively, which are deferred and amortized over the twelve months following incurrence. Pursuant to the terms of the Sub-Advisory Agreement, beginning August 3, 2020, CIM Capital assumed responsibility for bearing offering and Contractual Issuer Expenses relating to the Offering.
Amortization of offering costs were $42,428 and $62,007 for the three months ended March 31, 2021 and December 31, 2020, respectively. Lower amortization expense in the three months ended March 31, 2021, relates to reduced monthly costs of developing distribution platforms of the Offering. We reimbursed the Advisors $4,500 and $14,280 for offering expenses and Contractual Issuer Expenses for the three months ended March 31, 2021, and December 31, 2020, respectively.

Expense Limitations under the Advisory Agreements. The expense limitations provided under the Advisory Agreements associated with offering costs and expenses during the three months ended March 31, 2021, and December 31, 2020, is presented below:

	Three Months Ended
	March 31, 2021	December 31, 2020
Total expenses limited under the Advisory Agreements	$42,428	$64,910
Offering costs and Contractual Issuer Expenses reimbursed and incurred	(4,500)	(14,280)
Net offering costs and Contractual Issuer Expenses limitations under the Advisory Agreements	$37,928	$50,630
We are conditionally obligated to pay the Advisors up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid by the Advisors have been recovered. Reimbursable offering costs and Contractual Issuer Expenses were $623,586 as of March 31, 2021.
Expenses Limited under the ESAs
During the three months ended March 31, 2021, interest expense decreased compared to the prior period due to the a lower average dollar amount of borrowings outstanding on the PWB Credit Facility.
All other expenses during the three months ended March 31, 2021 remained stable compared to the prior period.
    CIM Capital will be entitled to receive reimbursement from us for offering costs and Contractual Issuer Expenses paid on our behalf, after August 3, 2020, up to 1.5% of the aggregate gross proceeds of the Offering, after offering costs and Contractual Issuer Expenses incurred prior to August 3, 2020, have either expired or been reimbursed. Offering expenses and Contractual Issuer Expenses incurred by CIM Capital or its affiliates will be eligible for reimbursement for three years from the date incurred. Any such reimbursement by us will be allocated first to reimburse any reimbursable expenses incurred by OFS Advisor or its affiliates that are eligible for reimbursement pursuant to the Investment Advisory Agreement.
Expense Limitations under the ESAs. Gross operating expenses (operating expenses exclusive of organization and offering expenses, and Contractual Issuer Expenses, and before limitations) are subject to limitation under the ESAs. The Advisors' obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to investment company taxable income (expense) and net realized gains (losses) prior to expense limitation, and the amount of declared distributions; the ESAs provide expense support such that distributions are not paid from Offering proceeds. The determination of expense limitation under the Expense Support Agreement for the three months ended March 31, 2021 and December 31, 2020, are presented below.

	Three Months Ended
	March 31, 2021	December 31, 2020
Total investment income	$1,265,250	$1,126,615
Expenses limited under the Expense Support Agreement (1):
Interest expense, base management fees, and incentive fees	517,882	528,575
Other operating expenses as defined in the Expense Support Agreement (2)	446,552	454,804
Total expenses limited under the Expense Support Agreement	964,434	983,379
Net investment income prior to limitation	300,816	143,236
Differences in recognition of ICTI and GAAP net investment income	231	(1,703)
ICTI prior to expense limitation	301,047	144,939
Declared distributions	554,847	549,197
Expense limitation under Expense Support Agreement	$253,800	$404,258
(1)Expense limitation under ESAs exclude organization costs, amortization of deferred offering costs, Contractual Issuer Expenses, and the related expense support under the Advisory Agreements, and other operating expenses of HPCI-MB as such expenses are permanent differences between GAAP and ICTI. See “Item 8. Financial Statements–Notes to Consolidated Financial Statements–Note 8” in our Annual Report on Form 10-K.
(2)Generally defined in the ESAs as our operating expenses determined in accordance with GAAP excluding organization and offering expenses, Contractual Issuer Expenses, interest expense, base management fees, and incentive fees. The annualized ratio of other operating expenses to net assets for the period support in which support is provided, and the annual ratio for the year in which support, constitute conditions for reimbursement to the Advisors. See "Item 8. Financial Statements–Note 3" in our Annual Report on Form 10-K.
Net realized and unrealized gain (loss) on investments
Our portfolio experienced net gains of $248,422 in the first quarter of 2021, primarily as a result of performance improvements in our senior secured debt investments. During the three months ended March 31, 2021, we recognized unrealized appreciation of $573,515 on our senior secured debt investments, primarily due to unrealized appreciation of $237,759 on our investment in Wastebuilt Environmental Solutions, LLC.
Our portfolio experienced net gains of $417,446 in the fourth quarter of 2020, primarily as a result of the performance improvements in our senior secured debt investments and equity investments. During the three months ended December 31, 2020, we recognized unrealized appreciation of $330,929 on our debt and Structured Finance Note investments, as well as unrealized appreciation of $134,059 on our equity investments.
Comparison of the Three Months Ended March 31, 2021, and 2020
Operating results for the three months ended March 31, 2021 and 2020, are as follows:
Investment Income

	Three Months Ended March 31,
	2021	2020
Interest income	$1,230,931	$1,113,294
Fee income	34,319	58,425
Total investment income	$1,265,250	$1,171,719
Investment income for the three months ended March 31, 2021 consisted primarily of interest income on our debt investments and syndication fee income. The increase in interest income for three months ended March 31, 2021 compared to the corresponding period in the prior year was primarily due the acceleration of Net Loan Fees related to debt investment payoffs. Fee income for the three months ended March 31, 2021, compared to the corresponding prior year period, decreased due to a reduction in syndication fees.
Gross Expenses. Our gross expenses are limited under the Advisory Agreements and the ESAs; see "—Expense Limitations." Investment expenses shown with respect to each governing expense limitation agreement for the three months ended March 31, 2021 and 2020, are presented below:

	Three Months Ended March 31,
	2021	2020
Expenses subject to limitation under the Advisory Agreements:
Amortization of deferred offering costs	$42,428	$84,337
Contractual issuer expenses	—	536
Total expenses subject to limitation under the Advisory Agreements	42,428	84,873
Expenses subject to limitation under the ESAs:
Interest expense	307,950	300,592
Management fees	141,168	130,765
Incentive fees	68,764	76,050
Administration fee	186,389	186,617
Professional fees	201,145	164,296
Insurance expense	26,944	24,911
Transfer agent fees	24,917	24,522
Other expenses	7,157	8,866
Total expenses subject to limitation under the ESAs	964,434	916,619
Total expenses	$1,006,862	$1,001,492
Expenses Limited under the Advisory Agreements
The Advisors incurred, on our behalf, offering costs of $820 and $82,439 during the three months ended March 31, 2021 and 2020, respectively, which are deferred and amortized over the twelve months following incurrence. Offering costs for the three months ended March 31, 2020, related to ordinary due diligence and development of distribution platforms for our common stock.
Amortization of offering costs were $42,428 and $84,337 for the three months ended March 31, 2021 and 2020, respectively. Lower amortization expense in the three months ended March 31, 2021, relates to reduced monthly costs of developing distribution platforms of the Offering. We reimbursed the Advisors $4,500 and $2,400 for offering expenses and Contractual Issuer Expenses for the three months ended March 31, 2021 and 2020, respectively.
Expense Limitations under the Advisory Agreements. The expense limitations provided under the Advisory Agreements associated with offering costs and expenses during the three months ended March 31, 2021 and 2020, is presented below:

	Three Months Ended March 31,
	2021	2020
Total expenses limited under the Advisory Agreements	$42,428	$84,873
Offering costs and Contractual Issuer Expenses reimbursed and incurred	(4,500)	(2,400)
Net offering costs and Contractual Issuer Expenses limitations under the Advisory Agreements	$37,928	$82,473
Expenses Limited under the ESAs
For the three months ended March 31, 2021, total expenses were $964,434, compared to $916,619 for the corresponding prior year period. The increase was primarily due to an increase in professional fees of $36,849 relating to attorneys, independent accountants and valuation consultants.
Expense Limitations under the ESAs. The determination of expense limitation under the ESAs for the three months ended March 31, 2021 and 2020, are presented below.

	Three Months Ended March 31,
	2021	2020
Total investment income	$1,265,250	$1,171,719
Expenses limited under the ESAs (1):
Interest expense, base management fees, and incentive fees	517,882	507,407
Other operating expenses as defined in the ESAs (2)	446,552	409,211
Total expenses limited under the ESAs	964,434	916,618
Net investment income prior to expense limitation	300,816	255,101
Differences in recognition of ICTI and GAAP net investment income	231	—
ICTI prior to expense limitation	301,047	255,101
Declared distributions	554,847	589,261
Expense limitation under ESAs	$253,800	$334,160
(1)Expense limitation under the ESAs exclude organization costs, amortization of deferred offering costs, Contractual Issuer Expenses, and the related expense support under the Advisory Agreements, and other operating expenses of HPCI-MB as such expenses are permanent differences between GAAP and ICTI. See “Item 8. Financial Statements–Notes to Consolidated Financial Statements–Note 8” in our Annual Report on Form 10-K.
(2)Generally defined in the ESAs as our operating expenses determined in accordance with GAAP excluding organization and offering expenses, Contractual Issuer Expenses, interest expense, base management fees, and incentive fees. The annualized ratio of other operating expenses to net assets for the period support in which support is provided, and the annual ratio for the year in which support, constitute conditions for reimbursement to the Advisors. See "Item 8. Financial Statements––Notes to Consolidated Financial Statements–Note 3" in our Annual Report on Form 10-K.
Net realized and unrealized gain (loss) on investments
Our portfolio experienced net gains of $248,422 in the first quarter of 2021, primarily as a result of performance improvements in our senior secured debt investments. During the three months ended March 31, 2021, we recognized unrealized appreciation of $573,515 on our senior secured debt investments, primarily due to unrealized appreciation of $237,759 on our investment in Wastebuilt Environmental Solutions, LLC.

The fair value of the portfolio declined due to the net unrealized depreciation of $1,920,072 in the first quarter of 2020, primarily as a result of the adverse economic effects of the COVID-19 pandemic on market conditions and the overall economy as of March 31, 2020 and the related declines in quoted loan prices, increases in underlying market credit spreads and company-specific negative impacts on past and expected future operating performance. Additionally, we incurred realized losses of $573,849 primarily due to the restructuring of our debt investments in Constellis Holdings, LLC, which was fully recognized as an unrealized loss as of December 31, 2019.
The net unrealized depreciation for the three months ended March 31, 2020 is principally due to the decrease in fair value in our Online Tech Store, LLC and Wastebuilt Environmental Solutions, LLC investments for total unrealized depreciation of $745,289.
Liquidity and Capital Resources
    At March 31, 2021, we held cash of $3,774,119 and had $14.4 million of unfunded commitments under our $15.0 million PWB Credit Facility that is available subject to a borrowing base and other covenants. Based on fair values and equity capital at March 31, 2021, we could access our entire PWB Credit Facility and have an asset coverage ratio of 203%. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and selectively deploy capital in new investment opportunities in this challenging environment.
Sources and Uses of Cash
We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, including net amounts received from CIM Capital, (iii) the PWB Credit Facility and any other financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks, including the PWB Credit Facility, and issuances of senior securities. Our primary use of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Advisors), (iii) debt service of any borrowings, including the Unsecured Note and (iv) cash distributions to the holders of our stock. These principal sources and uses of cash and liquidity are presented below:

	Three Months Ended March 31,
	2021	2020
Cash from net investment income	$339,916	$709,657
Net purchases and originations of portfolio investments	5,500,522	(9,910,046)
Net cash provided (used in) operating activities	5,889,518	(9,200,389)
Net proceeds from issuances of common stock	281,900	144,200
Repurchase of common stock	(700,935)	—
Net borrowings (repayments) under revolving line of credit	(4,150,000)	1,300,000
Common stock distributions paid	(549,197)	(583,912)
Payment of debt issuance costs	(10,000)	—
Net change in cash	$761,286	$(8,340,101)
We provided $5,889,518 and used $9,200,389 in cash from operating activities for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the principal source of operating liquidity was investment income collected. The decrease in total investment income collected is due to the acceleration of Net Loan Fees and timing differences in the recognition and collection of interest income on our subordinated note investment. Net cash provided (used in) operating activities increased $15,089,907 over the corresponding period, primarily due to an increase in proceeds from principal payments on portfolio investments. Net cash used in operating activities benefited from the positive cash flow impact of expense limitations under the Advisory Agreements and ESAs of $291,728 and $416,633 for the three months ended March 31, 2021 and 2020, respectively, which reduced the net amount paid to the Advisors. Expense support and limitation under both the Advisory Agreements and the ESAs are cancelable at any time. However, the ESA is subordinated to the PWB Credit Facility, and prior to cancelling the ESA, the Advisors must provide Pacific Western Bank with 30 days advance written notice of such termination.
Net purchases and origination of portfolio investments relates to the deployment of Offering proceeds. See "—Portfolio Composition and Investment Activity."
We collected $281,900 and $144,200 from the sale of our common stock during the three months ended March 31, 2021 and 2020, respectively. Offering proceeds are net of aggregate commissions and dealer manager fees of $18,100 and $15,800 for the three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021, we paid $549,197 in dividends to common stockholders and, subsequent to March 31, 2021, we paid $554,847 in dividends to our common stockholders.
Borrowings
PWB Credit Facility. The PWB Credit Facility is available for general corporate purposes including investment funding and is scheduled to mature on February 28, 2023. The maximum availability of the PWB Credit Facility is equal to 35% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 5.25% floor, and includes an unused commitment fee equal to 0.50% per annum for any unused portion in excess of $3.0 million, payable monthly in arrears. As of March 31, 2021, the stated interest rate on the PWB Credit Facility was 5.25%. The PWB Credit Facility bore an effective interest rate of 5.65%, inclusive of interest on the outstanding balance, commitment fees on undrawn amounts, and the amortization of deferred financing costs.
Our PWB Credit Facility is a $15.0 million revolving line of credit, of which $0.6 million was drawn as of March 31, 2021. As of March 31, 2021, the unfunded commitment under the PWB Credit Facility was $14.4 million, that is available, subject to a borrowing base and other covenants. As of March 31, 2021, we were in compliance with the applicable covenants under the PWB Credit Facility.
On February 17, 2021, we amended the BLA to among other things: (i) increase the maximum amount available under the PWB Credit Facility from $10.0 million to $15.0 million; (ii) decrease the interest rate floor from 5.50% per annum to 5.25% per annum; (iii) restrict the transfer of certain assets to our subsidiaries or incurrence of debt by, or the encumbrance of assets of our subsidiaries; and (iv) extend the maturity date from February 28, 2021 to February 28, 2023.
Unsecured Note. On November 27, 2019, we entered into an agreement with a qualified institutional investor ("Note Purchase Agreement") pursuant to which we issued the Unsecured Note. The purchase price of the Unsecured Note was $14,700,000 after deducting the offering price discount. The Unsecured Note has a fixed interest rate of 6.50% and is due on November 27, 2024, unless redeemed, purchased or prepaid prior to such date by us or its affiliates in accordance with its terms. Interest on the Unsecured Note is due quarterly. In addition,we are obligated to repay the Unsecured Note at par if certain change in control events occur. The Unsecured Note is a general unsecured obligation that ranks pari passu with all outstanding and future unsecured unsubordinated indebtedness we may issue.
The Note Purchase Agreement contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a business development company within the meaning of the 1940 Act, and minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, certain judgments and orders, and certain events of bankruptcy. As of March 31, 2021, we were in compliance with the applicable covenants under the Note Purchase Agreement.
    As of March 31, 2021, the Unsecured Note had the following terms and balances:

	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate	Effective Interest Rate (1)	Maturity	2021 Interest Expense (2)
Unsecured Note	$15,000,000	$267,731	6.50%	6.99%	11/27/24	$261,783
(1) The effective interest rate on the Unsecured Note includes deferred debt issuance cost amortization.
(2) Interest expense includes debt issuance costs amortization of $18,033 for the three months ended March 31, 2021.
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
As a BDC, we generally will be required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of any borrowings or outstanding preferred stock of at least 200% (or 150% if certain requirements are met). This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all. Effective November 6, 2019, the asset coverage ratio test applicable to us was reduced from 200% to 150%.
As of March 31, 2021, the aggregate amount of senior securities outstanding was $15.6 million, for which our asset coverage was 279%. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
In addition, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. As of March 31, 2021, approximately 87.5% of our investments were qualifying assets.
Contractual Obligations
We, with approval of our Board, entered into the Investment Advisory Agreement, the ESAs, the Sub-Advisory Agreement, and the Administration Agreement. See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 3."
The following table shows our contractual obligations as of March 31, 2021 (in thousands):

	Payments due by period
Contractual Obligation	Total	Less than year	1-3 years	3-5 years	After 5 years
PWB Credit Facility (1)	$625,000	$—	$625,000	$—	$—
Unsecured Note (2)	15,000,000	—	—	15,000,000	—
Total	$15,625,000	$—	$625,000	$15,000,000	$—
(1) The PWB Credit Facility is scheduled to mature on February 28, 2023.
(2) The Unsecured Note is scheduled to mature on November 27, 2024.
    We continue to believe our long-dated financing, with approximately 96% of our total debt contractually maturing in
2024, affords us operational flexibility.
Off-Balance Sheet Arrangements
Amounts Conditionally Reimbursable to OFS Advisor. The Advisors have incurred organizational and offering costs and Contractual Issuer Expenses, of which $623,586 and $672,129 were unreimbursed as of March 31, 2021 and December 31, 2020, respectively. We remain conditionally liable for organization and offering costs incurred by the Advisors on our behalf. See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 3."
Pursuant to the terms of the Sub-Advisory Agreement, beginning August 3, 2020, CIM Capital assumed responsibility for bearing costs relating to the Offering.
The Advisors have provided aggregate operating expense support of $3,783,350 and $3,898,820 as of March 31, 2021 and December 31, 2020, respectively. We remain conditionally liable for operating expense support provided by the Advisors. See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 3."
On August 3, 2020, the Expense Support Agreement was amended to, among other things, require CIM Capital to pay future expense support payments on behalf of us.
Unfunded Commitments. We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $454,107 of total unfunded commitments to three portfolio companies at March 31, 2021. See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 6."
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
Our distributions through June 30, 2020, were funded through expense limitation payments by OFS Advisor under the Prior Expense Support Agreement and, and our distributions may in the future, be funded through expense limitation payments by CIM Capital under the Expense Support Agreement. The Expense Support Agreement is designed to ensure no portion of our distribution to stockholders will be paid from Offering proceeds, and provides for expense limitation payments to us in any quarterly period our cumulative distributions to stockholders exceeds the Company's cumulative ICTI and net realized gains. Any such distributions funded through expense limitation payments are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or CIM Capital continues to make such payments. The Expense Support Agreement may be terminated by us or CIM Capital, without payment of any penalty, upon written notice to us.
Share Repurchases
Since November 6, 2018, the Board has approved quarterly tender offers to purchase shares of our outstanding common stock. Since November 2019, we have conducted quarterly tender offers to purchase, in each case, 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period. The repurchase offers allowed our stockholders to sell their shares back to us at a price equal to the most recently disclosed net asset value per share of our common stock immediately prior to the date of repurchase. See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 10" for details on share repurchases.

    Recent Developments
    On April 27, 2021, our Board declared a distribution of $0.0846 per common share, payable on July 15, 2021, to stockholders of record on April 28, 2021.
    On May 11, 2021, our Board approved a tender offer, commencing on May 28, 2021, to purchase 2.5% of the weighted average number of shares of the outstanding Common Stock for the trailing 12-month period.
We evaluated events subsequent to March 31, 2021 through May 14, 2021. We are continuing to closely monitor the impact of the outbreak of COVID-19 on all aspects of our business, including how it impacts our portfolio companies, employees, due diligence and underwriting processes, and financial markets. The U.S. capital markets experienced extreme volatility and disruption following the COVID-19 pandemic, which appear to have subsided and returned to pre-COVID-19 levels. Nonetheless, certain economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn.
On March 27, 2020, the U.S. government enacted the CARES Act, which contains provisions intended to mitigate the adverse economic effects of the coronavirus pandemic. On December 27, 2020, the U.S. government enacted the December 2020 COVID Relief Package. Additionally, on March 11, 2021, the U.S. government enacted the American Rescue Plan, which included additional funding to mitigate the adverse economic effects of the COVID-19 pandemic. It is uncertain whether, or to what extent, our portfolio companies will be able to benefit from the CARES Act, the December 2020 COVID Relief Package, the American Rescue Plan, or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend to a large extent on future developments regarding the duration and severity of the coronavirus, effectiveness of vaccination deployment and the actions taken by governments (including stimulus measures or the lack thereof) and their citizens to contain the coronavirus or treat its impact, all of which are beyond our control. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition. Given the fluidity of the situation, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position, or cash flows at this time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to our market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2020. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, our net interest margin will be compressed and adversely affect our operating results.
Our outstanding Unsecured Note bears interest at a fixed rate. Our PWB Credit Facility has a floating interest rate provision based on the Prime Rate with a 5.25% interest rate floor, which resulted in an stated interest rate of 5.25% as of March 31, 2021. Assuming that the interim, unaudited Statement of Assets and Liabilities as of March 31, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase	Interest income	Interest expense	Net increase in net investment income
25	$7,772	_(1)	$7,772
50	15,761	_(1)	15,761
75	24,076	_(1)	24,076
100	66,722	_(1)	66,722
125	134,506	_(1)	134,506

Basis point decrease	Interest income	Interest expense	Net decrease in net investment income
25	$(4,303)	_(1)	$(4,303)
50	(4,303)	_(1)	(4,303)
75	(4,303)	_(1)	(4,303)
100	(4,303)	_(1)	(4,303)
125	(4,303)	_(1)	(4,303)
(1) Any additional increase or decrease in LIBOR would not result in a change to interest expense due to a minimum base rate, or floor, that we incur on the PWB Credit Facility.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in "Part I – Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Other than the risk described below, there have been no material changes from the risk factors previously disclosed in "Part I – Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020. The risks previously disclosed in our Annual Report on Form 10-K should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
The interest rates of our loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes, including the decommissioning of LIBOR.
LIBOR is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in loans we extend to portfolio companies such that the interest due to us pursuant to a loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.
On March 5, 2021, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months U.S. LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans.
The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
Recently, the CLOs we have invested in have included, or have been amended to include, language permitting the CLO investment manager to implement a market replacement rate (like those proposed by the ARRC of the Federal Reserve Board and the Federal Reserve Bank of New York) upon the occurrence of certain material disruption events. However, we cannot ensure that all CLOs in which we are invested will have such provisions, nor can we ensure the CLO investment managers will undertake the suggested amendments when able. We believe that because CLO managers and other CLO market participants have been preparing for an eventual transition away from LIBOR, we do not anticipate such a transition to have a material impact on the liquidity or value of any of our LIBOR-referenced CLO investments. However, because the future of LIBOR at this time is uncertain and the specific effects of a transition away from LIBOR cannot be determined with certainty as of the date of this filing, a transition away from LIBOR could:
•    adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked CLO investments;
•    require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding investments;
•    result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;
•    result in disputes, litigation or other actions with CLO investment managers, regarding the interpretation and enforceability of provisions in our LIBOR-based CLO investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;
•    require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and
•    cause us to incur additional costs in relation to any of the above factors.
In addition, the effect of a phase out of LIBOR on U.S. senior secured loans, the underlying assets of the CLOs in which we invest, is currently unclear. To the extent that any replacement rate utilized for senior secured loans differs from that utilized for a CLO that holds those loans, the CLO would experience an interest rate mismatch between its assets and liabilities which could have an adverse impact on our net investment income and portfolio returns.
Many underlying corporate borrowers can elect to pay interest based on 1-month LIBOR, 3-month LIBOR and/or other rates in respect of the loans held by CLOs in which we are invested, in each case plus an applicable spread, whereas CLOs generally pay interest to holders of the CLO’s debt tranches based on 3-month LIBOR plus a spread. The 3-month LIBOR currently exceeds the 1-month LIBOR by a historically high amount, which may result in many underlying corporate borrowers electing to pay interest based on 1-month LIBOR. This mismatch in the rate at which CLOs earn interest and the rate at which they pay interest on their debt tranches negatively impacts the cash flows on a CLO’s equity tranche, which may in turn adversely affect our cash flows and results of operations. Unless spreads are adjusted to account for such increases, these negative impacts may worsen as the amount by which the 3-month LIBOR exceeds the 1-month LIBOR increases.
The senior secured loans underlying the CLOs in which we invest typically have floating interest rates. A rising interest rate environment may increase loan defaults, resulting in losses for the CLOs in which we invest. In addition, increasing interest rates may lead to higher prepayment rates, as corporate borrowers look to avoid escalating interest payments or refinance floating rate loans. Further, a general rise in interest rates will increase the financing costs of the CLOs. However, since many of the senior secured loans within CLOs have LIBOR floors, if LIBOR is below the average LIBOR floor, there may not be corresponding increases in investment income resulting in smaller distributions to equity investors in these CLOs.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended March 31, 2021, we sold 21,707 shares of our common stock for gross proceeds of $300,000, or a weighted average price of $13.82 per share, to investors who participated in the Offering and each of whom met the criteria of an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act.
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

    Since November 6, 2018, the Board has approved quarterly tender offers to purchase shares of our outstanding common stock. Since November 2019, we have conducted quarterly tender offers to purchase, in each case, 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period. The repurchase offers allowed our stockholders to sell their shares back to us at a price equal to the most recently disclosed net asset value per share of our common stock immediately prior to the date of repurchase.
The following table summarizes the common stock repurchases by us as of March 31, 2021:

	Number of Shares	Amount
November 6, 2018 through December 31, 2018	18,425	$243,030
January 1, 2019 through April 5, 2019 (1)	7,407	98,296
April 6, 2019 through June 30, 2019	9,029	119,821
July 1, 2019 through September 30, 2019	7,407	97,111
October 1, 2019 through December 31, 2019	15,597	204,317
January 1, 2020 through April 3, 2020 (2)	32,622	364,384
April 4, 2020 through June 30, 2020	53,665	654,713
July 1, 2020 through September 30, 2020	55,320	694,819
October 1, 2020 through December 31, 2020	55,674	700,935
January 1, 2021 through March 31, 2021	—	—
(1) The February 11, 2019 tender offer that was originally scheduled to expire on March 27, 2019, was amended to extend the offer period to April 5, 2019.
(2)The February 21, 2020 tender offer that was originally schedule to expire on March 27, 2020, was amended to extend the offer period to April 3, 2020.
(3) The February 19, 2021 tender offer that was originally schedule to expire on March 26, 2021, was amended to extend the offer period to April 5, 2021. We repurchased 55,377 shares for $708,272.
Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Not applicable.

Item 6.  Exhibits
Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q

10.1	Amendment One to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated February 17, 2021	8-K (814-001185)	February 19, 2021
10.11	Change in Terms to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated February 17, 2021	8-K (814-001185)	February 19, 2021
11.1	Computation of Per Share Earnings			+
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

+	Included in the statements of operations contained in this report
*	Filed herewith.
†	Furnished herewith.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2021	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer