Form 10-Q
period 2021-06-30
Hancock Park Corporate Income, Inc.
filed 2021-08-13
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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
Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 12, 2021 was 2,107,953.

HANCOCK PARK CORPORATE INCOME, INC.

Defined Terms
We have used "we," "us," "our," "our company," and "the Company" to refer to Hancock Park Corporate Income, Inc. in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration agreement between the Company and OFS Services, dated July 15, 2016
Advisers Act	The Investment Advisers Act of 1940, as amended
Advisors	OFS Advisor and CIM Capital
Advisory Agreements	The Investment Advisory Agreement and Sub-Advisory Agreement
Affiliated Account	An account, other than the Company, managed by OFS Advisor or an affiliate of OFS Advisor
Affiliated Fund	Certain other funds, including other BDCs and registered investment companies managed by OFS Advisor
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
CCO	CCO Capital, LLC, a Delaware limited liability company and the Company's dealer manager
CIM Capital	CIM Capital IC Management, LLC, an affiliate of OFS Advisor
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Company	Hancock Park Corporate Income, Inc. and its consolidated subsidiaries
Contractual Issuer Expenses	Salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in offering and other contractually-defined activities
Dealer Manager Agreement	Broker dealer management agreement dated August 3, 2020 by and among the Company, OFS Advisor, International Assets Advisory, LLC and CCO, as amended, supplemented or modified
EBITDA	Earnings before interest, taxes, depreciation, and amortization
ESAs	The Prior Expense Support Agreement and Expense Support Agreement
Exchange Act	Securities Exchange Act of 1934, as amended
Expense Support Agreement	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of August 3, 2020, by and among the Company, OFS Advisor and CIM Capital
FASB	Financial Accounting Standards Board
Funding I	OFS Funding I, LLC, a wholly-owned subsidiary of OFSAM and an affiliate of OFS Advisor
GAAP	Accounting principles generally accepted in the United States
HPCI-MB	HPCI-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code and generally holds the equity investments of the Company that are taxed as pass-through entities
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment advisory and management agreement between the Company and OFS Advisor, dated July 15, 2016
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan

Term	Explanation or Definition
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock
OFS Advisor	OFS Capital Management, LLC, a wholly-owned subsidiary of OFSAM and registered investment advisor under the Advisers Act
OFS Capital	OFS Capital Corporation, a Delaware corporation and publicly-traded BDC for whom OFS Advisor serves as investment advisor
OFS Services	OFS Capital Services, LLC, a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Notes
Prime Rate	United States Prime interest rate
Prior Expense Support Agreement	Expense support and conditional reimbursement agreement dated July 15, 2016, between the Company and OFS Advisor
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
Reunderwriting Analysis	A discount rate method based upon a hypothetical recapitalization of the entity given its current operating performance and current market condition
RIC	Regulated investment company under the Code
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Structured Finance Notes	CLO mezzanine debt, CLO subordinated debt and CLO loan accumulation facility positions
Sub-Advisory Agreement	Sub-Advisory Agreement dated as of August 3, 2020, by and between OFS Advisor and CIM Capital
Synthetic Rating Analysis	A discount rate method that assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and then estimates the discount rate based on observed market yields for actual rated debt
Transaction Price	The cost of an arm's length transaction occurring in the same security
Unsecured Note	An agreement with the HCM Master Fund Limited, an exempted company incorporated with limited liability under the laws of the Cayman Island in which the Company sold in a private placement an unsecured note in an aggregate principal amount of $15,000,000

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
•the impact of inflation rates on our business prospects and the prospects of our portfolio companies;
•the impact of any new tax legislation on our investments, our stockholders, and our business;
•our ability to raise debt or equity capital as a BDC;
•the timing, form and amount of any distributions from our portfolio companies;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•interest rate volatility, including the decommissioning of LIBOR;
•the general economy and its impact on the industries in which we invest;
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the coronavirus (“COVID-19”) pandemic; the length and duration of the COVID-19 pandemic in the United States as well as worldwide and the magnitude of the economic impact of the pandemic; the effect of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows and those of our portfolio companies (including the expectation that a shift from cash interest to PIK interest will result from concessions granted to borrowers due to the COVID-19 pandemic), including our and their ability to achieve our respective objectives; the effect of the disruptions caused by the COVID-19 pandemic, including those caused by variants of the virus, on our ability to continue to effectively manage our business and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments;
•the belief that we have sufficient levels of liquidity to support our existing portfolio companies and deploy capital in new investment opportunities;
•uncertain valuations of our Portfolio Company Investments, including our belief that reverting back to an equal weighting of the Reunderwriting Analysis method and Synthetic Rating Analysis method more accurately captures certain data related to the observed return of market liquidity and the historic correlative relationship between these markets; and
•the effect of new or modified laws or regulations governing our operations.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 and in "Part II, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and this Quarter Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Non-control/non-affiliate investments (amortized cost of $43,197,839 and $46,226,581, respectively)	$42,906,963	$45,314,688
Cash	3,925,147	3,012,833
Interest receivable	125,666	164,222
Due from sub-adviser (see Note 3)	470,197	659,003
Prepaid expenses and other assets	12,126	6,676
Total assets	$47,440,099	$49,157,422

Liabilities:
Revolving line of credit	$—	$4,775,000
Unsecured note (net of discount and deferred debt issuance costs of $244,800 and $285,765, respectively)	14,755,200	14,714,235
Payable for investments purchased	3,300,830	—
Due to advisor and affiliates (see Note 3)	480,994	589,318
Accrued professional fees	279,466	161,842
Payable for repurchase of common stock	700,354	700,935
Distribution payable	542,808	549,197
Other liabilities	229,620	225,020
Total liabilities	20,289,272	21,715,547

Commitments and contingencies (see Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized, 2,107,953 and 2,178,920 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2,108	2,179
Paid-in capital in excess of par	28,137,649	29,042,554
Total distributable earnings (losses)	(988,930)	(1,602,858)
Total net assets	27,150,827	27,441,875

Total liabilities and net assets	$47,440,099	$49,157,422

Number of shares outstanding	2,107,953	2,178,920
Net asset value per share	$12.88	$12.59

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment income
Interest income	$1,187,008	$1,025,471	$2,417,939	$2,138,765
Fee income	116,110	20,577	150,429	79,002
Total investment income	1,303,118	1,046,048	2,568,368	2,217,767

Operating expenses
Amortization of deferred offering costs	24,860	84,229	67,288	168,566
Contractual issuer expenses	—	—	—	536
Interest expense	320,866	332,434	628,816	633,026
Management fees	137,332	134,632	278,500	265,397
Incentive fees	48,495	65,427	117,259	141,477
Administrative fees	186,544	215,124	372,933	401,741
Professional fees	242,341	124,772	443,486	289,068
Insurance expense	28,840	23,798	55,784	48,709
Transfer agent fees	35,057	22,286	59,974	46,808
Other expenses	25,368	13,493	32,525	22,359
Total operating expenses	1,049,703	1,016,195	2,056,565	2,017,687
Less: Expense limitations under agreements with advisers (see Note 3)	(285,643)	(505,163)	(577,371)	(921,796)
Net operating expenses	764,060	511,032	1,479,194	1,095,891

Net investment income	539,058	535,016	1,089,174	1,121,876

Net realized and unrealized gain (loss) on investments
Net realized loss on investments	(4,095)	(16,148)	(2,476)	(589,997)
Net unrealized appreciation (depreciation) on investments, net of taxes	373,972	236,362	616,635	(1,694,527)
Net gain (loss) on investments	369,877	220,214	614,159	(2,284,524)

Net increase (decrease) in net assets resulting from operations	$908,935	$755,230	$1,703,333	$(1,162,648)

Net investment income per common share – basic and diluted	$0.25	$0.24	$0.50	$0.50
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$0.42	$0.34	$0.78	$(0.52)
Distributions declared per common share	$0.25	$0.24	$0.51	$0.51
Basic and diluted weighted average shares outstanding	2,156,129	2,229,750	2,171,658	2,237,446

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at January 1, 2020	2,239,774	$2,240	$29,786,761	$(668,495)	$29,120,506
Net investment income	—	—	—	1,121,876	1,121,876
Net realized loss on investment	—	—	—	(589,997)	(589,997)
Net unrealized depreciation on investments, net of taxes	—	—	—	(1,694,527)	(1,694,527)
Tax reclassifications of permanent differences	—	—	(7,185)	7,185	—
Common stock issued	34,788	34	439,958	—	439,992
Repurchase of common stock	(86,287)	(86)	(1,019,010)	—	(1,019,096)
Distributions to stockholders	—	—	—	(1,129,062)	(1,129,062)
Net decrease for the period ended June 30, 2020	(51,499)	(52)	(586,237)	(2,284,525)	(2,870,814)
Balances at June 30, 2020	2,188,275	$2,188	$29,200,524	$(2,953,020)	$26,249,692

Balances at March 31, 2020	2,250,747	$2,251	$29,928,550	$(3,173,234)	$26,757,567
Net investment income	—	—	—	535,016	535,016
Net realized loss on investment	—	—	—	(16,148)	(16,148)
Net unrealized appreciation on investments, net of taxes	—	—	—	236,362	236,362
Tax reclassifications of permanent differences	—	—	(4,785)	4,785	—
Common stock issued	23,815	23	295,769	—	295,792
Repurchase of common stock	(86,287)	(86)	(1,019,010)	—	(1,019,096)
Distributions to stockholders	—	—	—	(539,801)	(539,801)
Net increase (decrease) for the period ended June 30, 2020	(62,472)	(63)	(728,026)	220,214	(507,875)
Balances at June 30, 2020	2,188,275	$2,188	$29,200,524	$(2,953,020)	$26,249,692

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at January 1, 2021	2,178,920	$2,179	$29,042,554	$(1,602,858)	$27,441,875
Net investment income	—	—	—	1,089,174	1,089,174
Net realized loss on investment	—	—	—	(2,476)	(2,476)
Net unrealized appreciation on investments, net of taxes	—	—	—	616,635	616,635
Tax reclassifications of permanent differences	—	—	(8,250)	8,250	—
Common stock issued	39,426	39	511,861	—	511,900
Repurchase of common stock	(110,393)	(110)	(1,408,516)	—	(1,408,626)
Distributions to stockholders	—	—	—	(1,097,655)	(1,097,655)
Net increase (decrease) for the period ended June 30, 2021	(70,967)	(71)	(904,905)	613,928	(291,048)
Balances at June 30, 2021	2,107,953	$2,108	$28,137,649	$(988,930)	$27,150,827

Balances at March 31, 2021	2,200,627	$2,200	$29,319,933	$(1,358,807)	$27,963,326
Net investment income	—	—	—	539,058	539,058
Net realized loss on investment	—	—	—	(4,095)	(4,095)
Net unrealized appreciation on investments, net of taxes	—	—	—	373,972	373,972
Tax reclassifications of permanent differences	—	—	(3,750)	3,750	—
Common stock issued	17,719	19	229,981	—	230,000
Repurchase of common stock	(110,393)	(110)	(1,408,516)	—	(1,408,626)
Distributions to stockholders	—	—	—	(542,808)	(542,808)
Net increase (decrease) for the period ended June 30, 2021	(92,674)	(91)	(1,182,285)	369,877	(812,499)
Balances at June 30, 2021	2,107,953	$2,108	$28,137,649	$(988,930)	$27,150,827

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$1,703,333	$(1,162,648)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments, net of taxes	(616,635)	1,694,527
Net realized losses on investments	2,476	589,997
Amortization of Net Loan Fees and discounts on investments	(314,587)	(32,982)
Amortization of deferred debt issuance costs	48,211	48,693
Accretion of interest income on Structured Finance Notes	(210,423)	—
Paid-in-kind interest and dividend income	(64,061)	(5,674)
Purchase of portfolio investments	(17,692,557)	(10,156,520)
Proceeds from principal payments on portfolio investments	20,182,750	3,852,820
Sale or redemption of portfolio investments	856,353	2,517,950
Proceeds from distributions received from structured finance notes	271,003	—
Changes in operating assets and liabilities:
Interest receivable	38,556	(89,507)
Due from sub-adviser	188,806	—
Due to advisor and affiliates	(108,324)	(35,722)
Receivable for investment sold	—	(130,179)
Payable for investments purchased	3,300,830	(4,316,624)
Other assets and liabilities	112,933	31,938
Net cash provided by (used in) operating activities	7,698,664	(7,193,931)

Cash flows from financing activities
Net proceeds from issuance of common stock	511,900	439,992
Distributions paid to stockholders	(1,104,043)	(1,173,174)
Borrowings under revolving line of credit	2,650,000	6,000,000
Repayments under revolving line of credit	(7,425,000)	(4,200,000)
Repurchase of common stock	(1,409,207)	(364,384)
Payment of debt issuance costs	(10,000)	(50,000)
Net cash provided by (used in) financing activities	(6,786,350)	652,434

Net increase (decrease) in cash	912,314	(6,541,497)
Cash at beginning of period	3,012,833	8,814,578
Cash at end of period	$3,925,147	$2,273,081

Supplemental disclosure of cash flow information:
Amortization of deferred offering costs limited by investment advisor (see Note 3)	$67,288	$168,566
Cash paid for interest	575,570	584,739

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2021

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		9.00%	(L +8.00%)	12/19/2019	8/20/2024	$3,495,112	$3,455,016	$3,495,115	13.0%

A&A Transfer, LLC	Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		7.75%	(L +6.50%)	2/7/2020	2/7/2025	1,800,492	1,780,950	1,793,478	6.6
Senior Secured Loan (Revolver) (12)		7.75%	(L +6.50%)	2/7/2020	2/7/2025	47,461	44,039	47,276	0.2
						1,847,953	1,824,989	1,840,754	6.8
Ball Metalpack	Metal Can Manufacturing
Senior Secured Loan		9.75%	(L +8.75%)	6/8/2021	7/31/2026	625,000	612,500	612,500	2.3

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		9.50%	(L +8.50%)	6/10/2021	6/11/2028	1,325,758	1,305,949	1,302,110	4.8
Senior Secured Loan (Delayed Draw) (12)		n/m (5)	(L +8.50%)	6/10/2021	6/11/2028	—	(9,904)	(11,824)	—
						1,325,758	1,296,045	1,290,287	4.8
Chemical Resources Holdings, Inc.	Custom Compounding of Purchased Resins
Senior Secured Loan (6)		8.77%	(L +7.27%)	1/25/2019	1/25/2024	1,256,850	1,248,148	1,276,289	4.7
Common Equity (168 units) (7) (13)				1/25/2019			166,469	312,078	1.1
						1,256,850	1,414,617	1,588,367	5.8
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		12.00%	(L +11.00%)	3/27/2020	3/27/2025	3,522	3,132	3,547	—
Common Equity (1,362 units) (7)				3/27/2020			46,403	22,590	0.1
						3,522	49,535	26,138	0.1

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2021

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan (9)		4.50%	(L +3.75%)	3/18/2021	3/18/2028	$281,512	$280,152	$283,037	1.0%
Senior Secured Loan		7.50%	(L +6.75%)	9/28/2018	3/18/2029	2,999,911	2,991,966	3,040,333	11.2
Senior Secured Loan (Delayed Draw) (12) (9)		4.50%	(L +3.75%)	4/6/2021	3/31/2028	44,806	44,806	45,049	0.2
						3,326,229	3,316,924	3,368,420	12.4
DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)				3/8/2018			115,154	154,074	0.6

Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (2)		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	482,098	477,197	444,117	1.6
Common Equity (3,750 units) (7)				7/13/2017			37,500	5,981	—
						482,098	514,697	450,098	1.6
Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Senior Secured Loan		8.62%	(L +8.50%)	4/8/2021	6/26/2026	1,000,000	871,484	871,484	3.2

Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	4/25/2024	1,000,000	989,756	1,000,000	3.7

Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		8.00% cash / 1.00% PIK	(L +8.00%)	10/1/2018	10/1/2024	1,017,348	1,006,106	1,017,348	3.7
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +7.00%)	10/1/2018	10/1/2024	—	(1,016)	—	—
						1,017,348	1,005,089	1,017,348	3.7
I&I Sales Group, LLC	Marketing Consulting Services
Senior Secured Loan		9.50%	(L +8.50%)	12/30/2020	7/10/2025	992,500	977,054	992,604	3.7
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +8.50%)	12/30/2020	7/10/2025	—	(456)	3	—
						992,500	976,598	992,607	3.7

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2021

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Milrose Consultants, LLC	Administrative Management and General Management Consulting Services
Senior Secured Loan (6)		7.60%	(L +6.60%)	7/16/2019	7/16/2025	$3,925,926	$3,896,416	$4,004,444	14.7%

Online Tech Stores, LLC (10)	Stationery and Office Supplies Merchant Wholesalers
Subordinated Loan		10.50% cash / 3.0% PIK	N/A	2/1/2018	8/1/2023	1,238,926	1,009,132	5,882	—

Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		8.75%	(L +7.75%)	9/24/2018	5/1/2026	2,100,000	2,105,002	2,100,000	7.7

Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		9.75% cash / 1.50% PIK	(L +10.25%)	3/23/2018	3/23/2023	348,008	344,965	334,421	1.2
Common Equity (86 units) (7)				3/23/2018			85,714	51,448	0.2
						348,008	430,679	385,869	1.4
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		5.50%	(L +4.50%)	6/7/2017	5/26/2023	66,901	66,688	66,833	0.2
Senior Secured Loan		9.50%	(L +8.50%)	6/7/2017	11/26/2023	178,571	177,576	178,571	0.7
						245,472	244,264	245,404	0.9
RPLF Holdings, LLC	Software Publishers
Common Equity (45,890 units) (7) (13)				1/17/2018			88,917	142,923	0.5

RSA Security	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		8.50%	(L +7.75%)	4/16/2021	4/27/2029	635,556	627,810	627,810	2.3
Senior Secured Loan (Delayed Draw) (12)		n/m (5)	(L +7.75%)	4/16/2021	4/16/2029	—	—	(4,442)	—
						635,556	627,810	623,368	2.3

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2021

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
SourceHOV Tax, Inc.	Other Accounting Services
Senior Secured Loan		7.50%	(L +6.50%)	3/16/2020	3/16/2025	$3,551,705	$3,520,664	$3,523,717	13.0%
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +6.50%)	5/17/2021	3/17/2025	—	(2,431)	(1,683)	—
						3,551,705	3,518,233	3,522,034	13.0
Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,)	Child Day Care Services
Senior Secured Loan		8.40%	(L +8.25%)	7/26/2018	7/30/2026	1,241,800	1,213,797	1,130,010	4.2

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (9)		5.25%	(L +4.25%)	5/15/2018	12/11/2024	103,301	103,166	102,219	0.4
Senior Secured Loan		9.00%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,593,195	1,568,599	5.8
						1,696,521	1,696,361	1,670,818	6.2
The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		9.75%	(L +8.75%)	12/22/2017	12/22/2022	500,000	498,530	500,000	1.8
Senior Secured Loan		8.00%	(L +7.00%)	2/14/2020	12/31/2021	333,333	333,333	332,810	1.2
Senior Secured Loan		9.75%	(L +8.75%)	7/18/2019	12/22/2022	500,000	500,000	500,000	1.8
Senior Secured Loan (Delayed Draw)		9.75%	(L +8.75%)	7/20/2018	12/31/2021	166,667	166,667	166,667	0.6
						1,500,000	1,498,530	1,499,477	5.4
Thryv, Inc. (9)	Directory and Mailing List Publishers
Senior Secured Loan		9.50%	(L +8.50%)	2/18/2021	3/1/2026	1,157,143	1,128,492	1,175,588	4.3

TruGreen Limited Partnership	Landscaping Services
Senior Secured Loan		9.25%	(L +8.50%)	5/13/2021	11/2/2028	1,500,000	1,546,250	1,546,250	5.7

TTG Healthcare, LLC	Diagnostic Imaging Centers
Senior Secured Loan		8.50%	(L +7.50%)	3/1/2019	11/28/2025	1,617,228	1,601,668	1,626,049	6.0
Preferred Equity (191 Class B units) (7) (13)				3/1/2019			191,409	334,931	1.2
						1,617,228	1,793,077	1,960,980	7.2
Total Debt and Equity Investments						$37,130,655	$37,239,364	$36,720,239	135.2%

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2021

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets

Structured Finance Note Investments (11) (14) (15)
Apex Credit CLO 2020 Ltd.
Subordinated Notes (16)		13.26%		11/16/2020	11/19/2031	$3,650,000	$3,053,226	$3,140,840	11.6%

Apex Credit CLO 2021 Ltd
Subordinated Notes (16)		14.53%		5/28/2021	7/18/2034	1,480,000	1,246,168	1,249,879	4.6

Monroe Capital MML CLO X, LTD.
Mezzanine bond - Class E		10.99%	(L +8.85%)	8/7/2020	8/20/2031	1,000,000	943,283	1,006,960	3.7

Regatta II Funding
Mezzanine bond - Class DR2		13.87%	(L +6.95%)	6/5/2020	1/15/2029	800,000	715,798	789,044	2.9

Total Structured Finance Note Investments						6,930,000	5,958,475	6,186,724	22.8

Total Investments						$44,060,655	$43,197,839	$42,906,963	158.0%
(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Rule 6-03(f) of Regulation S-X or Rule 144 of the Securities Act.
(2)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of June 30, 2021:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%

(3)Substantially all of the debt investments bear interest at rates determined by reference to LIBOR (L), and which are reset monthly or quarterly. For all variable-rate investments, the schedule presents the spread over LIBOR and the interest rate as of June 30, 2021. All investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2021
(4)Unless otherwise noted with footnote 9, fair value was determined using significant unobservable inputs for all of the Company's investments and are considered Level 3 under GAAP. See Note 5 for further details.
(5)Not meaningful as there is no outstanding balance on the revolver or delayed draw. The Company earns unfunded commitment fees on undrawn revolving lines of credit balances, which are reported in fee income. The Company considers undrawn amounts in the determination of fair value on revolving lines of credit.
(6)The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of June 30, 2021:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
Chemical Resources Holdings, Inc.	8.77%	7.50%	1.27%
Milrose Consultants, LLC	7.60%	7.00%	0.60%

(7)Non-income producing.
(8)Investments pledged as collateral under the PWB Credit Facility.
(9)Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.
(10)Investment was on non-accrual status as of June 30, 2021, meaning the Company has suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(11)Non-qualifying assets under Section 55(a) of the 1940 Act. As defined under Section 55 of the 1940 Act, qualifying assets must represent at least 70% of the Company's assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2021, approximately 87% of the Company's assets were qualifying assets.
(12) Subject to unfunded commitments. See Note 6 for further details.
(13) All or portion of investment held by HPCI-MB, a wholly owned subsidiary of the Company subject to corporate income tax.
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
(13) Investment held by HPCI-MB, a wholly owned subsidiary of the Company subject to corporate income tax.
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
In addition, OFS Advisor serves as the investment adviser to OFS Capital, a publicly traded BDC with an investment strategy similar to that of the Company. OFS Advisor also serves as the investment adviser to OCCI, a non-diversified, externally managed, closed-end management investment company that is registered as an investment company under the 1940 Act and primarily invests in Structured Finance Notes. Additionally, OFS Advisor provides sub-advisory services to CMFT Securities Investments, LLC, a wholly owned subsidiary of CIM Real Estate Finance Trust, Inc., a corporation that qualifies as a real estate investment trust and CIM Real Assets & Credit Fund, an externally managed registered investment company that operates as an interval fund that invests primarily in a combination of real estate, credit and related investments.
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
Concentration of credit risk: Aside from its debt instruments, including investments in Structured Finance Notes of CLOs, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. The Company places cash deposits only with high credit quality institutions that it believes will mitigate the risk of loss due to credit risk. The amount of loss due to credit risk from debt investments, if borrowers completely fail to perform according to the terms of the

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

contracts, and the collateral or other security for those instruments proved to be of no value to the Company, is equal to the sum of the Company's recorded investment in debt instruments and the unfunded loan commitments disclosed in Note 6.
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
The incentive fee has two parts. The first part ("Income Incentive Fee") is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination and sourcing, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as OID, debt instruments with PIK interest, equity investments with accruing or PIK dividend and zero coupon securities), accrued income that the Company has not yet received in cash.
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
Equity Ownership: As of June 30, 2021, affiliates of OFS Advisor held 74,084 shares of common stock, which is approximately 4% of the Company's outstanding shares of common stock.
Expenses recognized under agreements with the Advisors, CCO and OFS Services and distributions paid to affiliates for the three and six months ended June 30, 2021 and 2020 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Base management fees	$137,332	$134,632	$278,500	$265,397
Incentive fees	48,495	65,427	117,259	141,477
Administration fees	186,544	215,124	372,933	401,741
Dealer manager fees	7,500	8,070	16,500	12,870
Reimbursements of organizational, offering and Contractual Issuer Expenses	3,750	4,785	8,250	7,185
Distributions paid to affiliates	18,803	18,069	37,605	37,516

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Expense Limitation Agreements: The Advisory Agreements and ESAs limit the Company's incurred expenses. The Advisory Agreements and the ESAs are substantively identical in their terms and conditions with respect to expense limitation support provided to the Company. Expense limitations prior to August 3, 2020, were provided by OFS Advisor and expense limitations on or after August 3, 2020, are provided by CIM Capital. Expense limitations provided under the Advisory Agreements and ESAs for the three and six months ended June 30, 2021 and 2020, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net offering costs and Contractual Issuer Expenses limitations under the Advisory Agreements	$21,110	$79,445	$59,038	$161,918
Operating expense limitations under the ESAs	264,533	425,718	518,333	759,878
Net expense limitations under agreements with the Advisors	$285,643	$505,163	$577,371	$921,796
The Company is conditionally obligated to reimburse the Advisors for aggregate expense support provided of $4,316,186 and $4,570,949 at June 30, 2021 and December 31, 2020, respectively, as presented below:

	June 30, 2021	December 31, 2020
Unreimbursed costs under the Advisory Agreements:
Offering costs:
Unamortized as of period end	$20,854	$69,293
Amortized as of period end	546,680	572,063
Contractual Issuer Expenses	21,501	30,773
Total unreimbursed costs under the Advisory Agreements	589,035	672,129
Unreimbursed operating expense support under the ESAs	3,727,151	3,898,820
Total conditional reimbursement obligation under expense limitation agreements with the Advisors	$4,316,186	$4,570,949
Offering Costs and Contractual Issuer Expense Limitations: The Company is conditionally liable for offering costs and Contractual Issuer Expenses that the Advisors have incurred on its behalf under the terms of the Advisory Agreements. The Advisory Agreements entitle the Advisors to receive up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid have been recovered. Offering expenses and Contractual Issuer Expenses incurred by the Advisors will be eligible for reimbursement for three years from the date incurred. Unreimbursed offering costs and Contractual Issuer Expenses subject to conditional reimbursement as of June 30, 2021, are summarized below:

Period incurred	Unreimbursed Total	Expiration of reimbursement eligibility (1)
Three months ended September 30, 2018	$26,413	September 30, 2021
Three months ended December 31, 2018	23,452	December 31, 2021
Year ended December 31, 2019	305,436	December 31, 2022
Year ended December 31, 2020	217,356	December 31, 2023
Six months ended June 30, 2021	16,378	June 30, 2024
Total unreimbursed offering costs and Contractual Issuer Expenses	$589,035
(1) Expenses are pooled monthly for the determination of their reimbursement expiration date and are summarized into quarterly and yearly pools for presentation purposes. Expirations of reimbursement eligibility for portions of each pool occurs at each month-end within the periods presented above.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Expense Support Agreement: Unreimbursed support for operating expenses provided under the ESAs and subject to conditional reimbursement as of June 30, 2021, is summarized below:

		Other Operating Expense Ratio
Supported period	Amount of expense limitation	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share (1)	Expiration of reimbursement eligibility
Three months ended September 30, 2018	$275,339	6.9%	7.2%	7.0%	September 30, 2021
Three months ended December 31, 2018	188,188	5.3%	7.2%	7.0%	December 31, 2021
Three months ended March 31, 2019	272,547	6.1%	5.5%	7.0%	March 31, 2022
Three months ended June 30, 2019	238,847	5.7%	5.5%	7.0%	June 30, 2022
Three months ended September 30, 2019	231,737	5.1%	5.5%	7.1%	September 30, 2022
Three months ended December 31, 2019	385,544	4.9%	5.5%	7.2%	December 31, 2022
Three months ended March 31, 2020	334,160	5.9%	6.2%	7.2%	March 31, 2023
Three months ended June 30, 2020	425,718	6.1%	6.2%	7.2%	June 30, 2023
Three months ended September 30, 2020	452,480	6.7%	6.2%	7.2%	September 30, 2023
Three months ended December 31, 2020	404,258	6.6%	6.2%	7.2%	December 31, 2023
Three months ended March 31, 2021	253,800	6.5%	n/m(2)	7.2%	March 31, 2024
Three months ended June 30, 2021	264,533	7.6%	n/m(2)	7.1%	June 30, 2024
Total unreimbursed operating expense limitations provided under the ESAs	$3,727,151
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
Amounts Due to OFS Advisor and its Affiliates: Amounts due to OFS Advisor and its affiliates of $480,994 and $589,318 reported in the consolidated statements of assets and liabilities as of June 30, 2021 and December 31, 2020, respectively, represent amounts payable under the Investment Advisory Agreement and Administration Agreement. Amount due from CIM Capital of $470,197 and $659,003 reported in the consolidated statements of assets and liabilities as of June 30, 2021 and December 31, 2020, respectively, represents amounts receivable under the Expense Support Agreement.
Note 4. Investments
As of June 30, 2021, the Company had loans to 25 portfolio companies, of which 99% were senior secured loans and 1% were subordinated loans, at fair value, as well as common and preferred equity investments in seven of these portfolio companies. The Company also held equity investments in two portfolio companies in which it did not hold a debt investment and four Structured Finance Note investments. At June 30, 2021, investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments (1)	$35,021,469	81.1%	128.9%	$35,246,215	82.2%	129.8%
Subordinated debt investments	1,486,329	3.4	5.5	449,999	1.0	1.7
Preferred equity investments	191,409	0.4	0.7	334,931	0.8	1.2
Common equity investments	540,157	1.3	2.0	689,094	1.6	2.5
Total debt and equity investments	37,239,364	86.2	137.1	36,720,239	85.6	135.2
Structured Finance Notes	5,958,475	13.8	21.9	6,186,724	14.4	22.8
Total investments	$43,197,839	100.0%	159.0%	$42,906,963	100.0%	158.0%

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

(1) Includes debt investments, typically referred to as unitranche, in which we have entered into contractual arrangements with co-lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. Amortized cost and fair value of these investments were $5,144,564 and $5,280,733, respectively.
At June 30, 2021, all of the Company’s debt and equity investments were domiciled in the United States, while its Structured Finance Notes were domiciled in the Cayman Islands. Structured Finance Notes generally hold underlying portfolios of investments in companies domiciled in the United States of America. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$3,316,924	7.6%	12.2%	$3,368,422	8.0%	12.4%
Arts, Entertainment, and Recreation
All Other Amusement and Recreation Industries	1,498,530	3.5	5.5	1,499,477	3.5	5.5
Landscaping Services	1,546,250	3.6	5.7	1,546,250	3.6	5.7
Construction
Plumbing, Heating, and Air-Conditioning Contractors	430,679	1.0	1.6	385,869	0.9	1.4
Health Care and Social Assistance
Child Day Care Services	1,213,797	2.8	4.5	1,130,010	2.6	4.2
Diagnostic Imaging Centers	1,793,077	4.2	6.6	1,960,980	4.6	7.2
Home Health Care Services	989,756	2.3	3.6	1,000,000	2.3	3.7
Outpatient Mental Health and Substance Abuse Centers	1,296,045	3.0	4.8	1,290,286	3.0	4.8
Information
Data Processing, Hosting, and Related Services	115,154	0.3	0.4	154,074	0.4	0.6
Directory and Mailing List Publishers	1,128,492	2.6	4.2	1,175,588	2.7	4.3
Software Publishers	88,918	0.2	0.3	142,923	0.3	0.5
Manufacturing
Commercial Printing (except Screen and Books)	244,264	0.6	0.9	245,404	0.6	0.9
Current-Carrying Wiring Device Manufacturing	871,484	2.0	3.2	871,484	2.0	3.2
Custom Compounding of Purchased Resins	1,414,617	3.3	5.2	1,588,367	3.7	5.9
Metal Can Manufacturing	612,500	1.4	2.3	612,500	1.4	2.3
Unlaminated Plastics Profile Shape Manufacturing	2,105,002	4.9	7.8	2,100,000	4.9	7.7
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	3,896,415	9.0	14.3	4,004,444	9.3	14.7
Marketing Consulting Services	976,598	2.3	3.6	992,607	2.3	3.7
Other Accounting Services	3,518,233	8.1	13.0	3,522,034	8.2	12.9
Other Computer Related Services	1,005,090	2.3	3.7	1,017,348	2.4	3.7

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Public Administration
Other Justice, Public Order, and Safety Activities	$49,535	0.1%	0.2%	$26,137	0.1%	0.1%
Retail Trade
Shoe Store	514,697	1.2	1.9	450,098	1.0	1.7
Wholesale Trade
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	627,810	1.5	2.3	623,368	1.5	2.3
Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers	1,824,989	4.2	6.7	1,840,754	4.3	6.8
Industrial Machinery and Equipment Merchant Wholesalers	1,696,361	3.9	6.2	1,670,818	3.9	6.2
Motor Vehicle Parts (Used) Merchant Wholesalers	3,455,015	8.0	12.7	3,495,115	8.1	12.8
Stationery and Office Supplies Merchant Wholesalers	1,009,132	2.3	3.7	5,882	—	—
Total debt and equity investments	$37,239,364	86.2%	137.1%	$36,720,239	85.6%	135.2%
Structured Finance Notes	5,958,475	13.8	21.9	6,186,724	14.4	22.8
Total investments	$43,197,839	100.0%	159.0%	$42,906,963	100.0%	158.0%
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$2,353,885	5.1%	8.6%	$2,330,921	5.1%	8.5%
Arts, Entertainment, and Recreation
All other amusement and recreation industries	1,498,036	3.2	5.5	1,426,579	3.1	5.2
Construction
Plumbing, Heating, and Air-Conditioning Contractors	461,054	1.0	1.7	441,870	1.0	1.6
Health Care and Social Assistance
Child Day Care Services	699,087	1.5	2.5	628,475	1.4	2.3
Diagnostic Imaging Centers	1,800,633	3.9	6.6	1,957,283	4.3	7.1
Home Health Care Services	987,954	2.1	3.6	1,000,000	2.2	3.6
Offices of Physicians, Mental Health Specialists	2,031,579	4.4	7.4	2,035,075	4.5	7.4
Outpatient Mental Health and Substance Abuse Centers	994,006	2.2	3.6	1,000,000	2.2	3.6
Industry
Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers	1,821,294	3.9	6.6	1,864,107	4.1	6.8
Information
Data Processing, Hosting, and Related Services	115,154	0.2	0.4	178,000	0.4	0.6
Software Publishers	1,673,276	3.6	6.1	1,702,816	3.8	6.2
Finance and Insurance
Insurance Agencies and Brokerages	1,405,677	3.0	5.1	1,391,331	3.1	5.1
Manufacturing
Commercial Printing (except Screen and Books)	245,202	0.5	0.9	245,540	0.5	0.9
Custom Compounding of Purchased Resins	1,412,938	3.1	5.1	1,570,850	3.5	5.7
Truck Trailer Manufacturing	1,837,097	4.0	6.7	1,894,285	4.2	6.9
Unlaminated Plastics Profile Shape Manufacturing	2,007,100	4.3	7.3	1,979,900	4.4	7.2
National industry
Marketing Consulting Services	982,009	2.1	3.6	982,009	2.2	3.6
Other Accounting Services	3,525,944	7.6	12.8	3,569,555	7.9	13.1
Semiconductor and Related Device Manufacturing	76,747	0.2	0.3	83,492	0.2	0.3
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	4,936,764	10.8	18.1	4,979,205	11	18.2
Other Computer Related Services	1,083,163	2.3	3.9	1,060,897	2.3	3.9
Public Administration

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Other Justice, Public Order, and Safety Activities	$52,133	0.1%	0.2%	$40,279	0.1%	0.1%
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	1,624,785	3.5	5.9	1,636,364	3.6	6.0
Shoe Store	512,823	1.1	1.9	229,885	0.5	0.8
Wholesale Trade
Industrial Machinery and Equipment Merchant Wholesalers	1,696,873	3.7	6.2	1,605,919	3.5	5.9
Industrial Supplies Merchant Wholesalers	1,480,183	3.2	5.4	1,256,550	2.8	4.6
Motor Vehicle Parts (Used) Merchant Wholesalers	3,207,447	7.0	11.7	3,074,744	6.8	11.2
Stationery and Office Supplies Merchant Wholesalers	1,007,141	2.2	3.7	151,631	0.3	0.6
Total debt and equity investments	41,529,984	89.8	151.4	40,317,562	89.0	147.0
Structured Finance Notes	4,696,597	10.2	17.1	4,997,126	11.0	18.2
Total investments	$46,226,581	100.0%	168.5%	$45,314,688	100.0%	165.2%
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. The amortized cost and fair value of the loan on non-accrual status with respect to all interest and Net Loan Fee amortization was $1,009,132 and $5,882, respectively, at June 30, 2021, and $1,007,141 and $151,631 respectively, at December 31, 2020.
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
Level 2: Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include: (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, (iii) inputs other than quoted prices that are observable for the asset or liability and (iv) inputs that are derived principally from or corroborated by observable market data.
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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. Senior securities with a fair value of $328,086 and $-0- were transferred from Level 3 to Level 2 during the three and six months ended June 30, 2021, respectively. Senior securities with a fair value of $1,614,176 and $-0-, respectively, were transferred from Level 3 to Level 2 during the three and six months ended June 30, 2020, and senior securities with a fair value of $14,726 and $-0-, respectively, were transferred from Level 2 to Level 3 during the three and six months ended June 30, 2020.
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
The following tables present the Company's investment portfolio measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

Security	Level 1	Level 2	Level 3	Fair Value at June 30, 2021
Debt investments	$—	$1,605,893	$34,090,321	$35,696,214
Equity investments	—	—	1,024,025	1,024,025
Structured Finance Notes	—	—	6,186,724	6,186,724
	$—	$1,605,893	$41,301,070	$42,906,963

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2020
Debt investments	$—	$316,480	$38,954,956	$39,271,436
Equity investments	—	—	1,046,036	1,046,036
Structured Finance Notes	—	—	4,997,216	4,997,216
	$—	$316,480	$44,998,208	$45,314,688
The following tables provide quantitative information about valuation techniques and the Company’s significant inputs to the Company’s Level 3 fair value measurements as of June 30, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

techniques and methodologies when determining the Company’s fair value measurements. The tables below provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at June 30, 2021	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$29,986,721	Discounted cash flow	Discount rates	5.76% - 14.74% (9.33%)
Senior secured	3,653,602	Market approach	Transaction Price

Subordinated	444,117	Discounted cash flow	Discount rates	20.69% - 20.69% (20.69%)
Subordinated	5,882	Market approach	EBITDA multiples	3.86x - 3.86x (3.86x)

Structured Finance Notes:
Subordinated Notes	4,390,719	Discounted cash flow	Discount rates(3)	8.00% - 13.50% (9.57%)
			Constant Default Rate(1)	0.00% - 2.00% (1.43%)
			Constant Default Rate(2)	2.00% - 2.00% (2.00%)
			Recovery Rate	60.00% - 60.00% (60.00%)

Mezzanine debt	1,796,004	Discounted cash flow	Discount margin	7.25% - 8.70% (8.06%)
			Constant Default Rate	2.00% - 3.00% (2.56%)
			Recovery Rate	60.00% - 60.00% (60.00%)
Equity investments:
Preferred equity	334,931	Market approach	EBITDA multiples	6.50x - 6.50x (6.50x)

Common equity and warrants	689,094	Market approach	EBITDA multiples	3.75x - 12.27x (8.78x)
	$41,301,070
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The following tables present changes in the investment measured at fair value using Level 3 inputs for the six months ended June 30, 2021 and 2020, respectively:

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Structured Finance Notes	Total
Level 3 assets, January 1, 2021	$38,573,440	$381,516	$338,000	$708,036	$4,997,216	$44,998,208
Net unrealized appreciation (depreciation) on investments	603,980	64,618	(3,069)	(18,942)	(72,370)	574,217
Net realized loss on investments	(9,452)	—	—	—	—	(9,452)
Amortization of Net Loan Fees	263,371	2,650	—	—	41,758	307,779
Paid-in-kind interest income	62,846	1,215	—	—	—	64,061
Accretion of interest income on Structured Finance Notes	—	—	—	—	210,423	210,423
Proceeds from principal payments on portfolio investments	(18,303,902)	—	—	—	(1,600,000)	(19,903,902)
Sale of portfolio investments	(748,121)	—	—	—	—	(748,121)
Purchase of portfolio investments	13,198,160	—	—	—	2,880,700	16,078,860
Proceeds from distributions received from portfolio investments	—	—	—	—	(271,003)	(271,003)
Level 3 assets, June 30, 2021	$33,640,322	$449,999	$334,931	$689,094	$6,186,724	$41,301,070

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Structured Finance Notes	Total
Level 3 assets, January 1, 2020	$34,592,771	$1,384,896	$201,006	$585,675	$—	$36,764,348
Net unrealized appreciation (depreciation) on investments	(1,153,660)	(483,345)	88,152	(108,633)	36,701	(1,620,785)
Net realized loss on investments	(578,747)	—	—	—	—	(578,747)
Amortization of Net Loan Fees	42,577	420	—		1,024	44,021
Paid-in-kind interest income	3,274	2,400	—	—	—	5,674
Proceeds from principal payments on portfolio investments	(3,851,527)	—	—	—	—	(3,851,527)
Sale of portfolio investments	(800,983)	—	—	—	—	(800,983)
Purchase of portfolio investments	9,266,867	—	—	—	752,000	10,018,867
Conversion from debt investment to equity investment (see Note 4)	(46,403)	—	—	46,403	—	—
Amendment fees collected	(667)	—	—	—	—	(667)
Level 3 assets, June 30, 2020	$37,473,502	$904,371	$289,158	$523,445	$789,725	$39,980,201

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the six months ended June 30, 2021 and 2020, attributable to the Company’s assets still held at those respective period ends was as follows:

	Period ended June 30,
	2021	2020
Senior secured debt investments	$508,991	$(1,746,799)
Subordinated debt investments	64,618	(483,345)
Preferred equity	(3,069)	88,152
Common equity	(18,943)	(108,633)
Structured Finance Notes	(63,286)	36,701
Net unrealized appreciation (depreciation) on investments held	$488,311	$(2,213,924)
Other Financial Assets and Liabilities
The Company provides disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments, such as cash, receivables and payables, approximate the fair value of such items due to the short maturity of such instruments. The PWB Credit Facility is a variable rate instrument and fair value approximates book value as of June 30, 2021 and December 31, 2020.
The following tables present the fair value measurements of the Company's debt and indicate the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$—	$—
Unsecured Note	—	—	15,433,668	15,433,668
Total debt, at fair value	$—	$—	$15,433,668	$15,433,668

	December 31, 2020
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$4,775,000	$4,775,000
Unsecured Note	—	—	15,723,415	15,723,415
Total debt, at fair value	$—	$—	$20,498,415	$20,498,415
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

The following table sets forth the carrying values and fair values of the Company’s debt as of June 30, 2021 and December 31, 2020, respectively:

	As of June 30, 2021		As of December 31, 2020
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
PWB Credit Facility	$—	$—	$4,775,000	$4,775,000
Unsecured Note	14,755,200	15,433,668	14,714,235	15,723,415
Total debt	$14,755,200	$15,433,668	$19,489,235	$20,498,415
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 6. Commitments and Contingencies
The Company has the following unfunded commitments to portfolio companies as of June 30, 2021 and December 31, 2020, respectively:

Name of Portfolio Company	Investment Type	June 30, 2021	December 31, 2020
A&A Transfer, LLC	Senior Secured Loan (Revolver)	$189,843	$237,303
BayMark Health Services, Inc.	Senior Secured Loan (Delayed Draw)	662,879	—
Convergint Technologies	Senior Secured Loan (Delayed Draw)	14,149	—
I&I Sales Group, LLC	Senior Secured Loan (Revolver)	29,304	29,304
Inergex Holdings, LLC	Senior Secured Loan (Revolver)	187,500	187,500
RSA Security	Senior Secured Loan (Delayed Draw)	364,444	—
SourceHOV Tax, Inc.	Senior Secured Loan (Revolver)	213,636	—
		$1,661,755	$454,107
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2021.
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
Note 7. Borrowings
PWB Credit Facility: The Company has a $15.0 million credit commitment under its PWB Credit Facility, maturing February 28, 2023, of which $-0- was drawn as of June 30, 2021. At June 30, 2021, the effective interest rate on the PWB Credit Facility was 5.65%. The unfunded commitment under the PWB Credit Facility was $15.0 million as of June 30, 2021 and is available, subject to a borrowing base and other covenants. All investments are pledged as collateral under the PWB Credit Facility.
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
Unsecured Note: As of June 30, 2021, the Company's Unsecured Note had an aggregate outstanding principal of $15.0 million. The Unsecured Note has a fixed interest rate of 6.50% and is due on November 27, 2024. At June 30, 2021, the effective interest rate on the Unsecured Note was 6.99%.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The Company's interest expense, average outstanding borrowing and weighted average interest expense on the Company's debt are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
PWB Credit Facility	$59,083	$73,276	$105,250	$114,710
Unsecured Note	261,783	259,158	523,566	518,316
Total interest expense (1)	$320,866	$332,434	$628,816	$633,026

Average dollar borrowings	$16,593,681	$19,179,121	$17,018,370	$17,932,967
Weighted average interest rate	7.73%	6.76%	7.39%	6.80%
(1) Interest expense is inclusive of interest on the outstanding balance, commitment fees on undrawn amounts, and the amortization of deferred debt issuance costs.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 8. Financial Highlights
The following is a schedule of financial highlights for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Per share operating performance:
Net asset value per share at beginning of period	$12.71	$11.89	$12.59	$13.00
Net investment income (6)	0.25	0.24	0.50	0.50
Net realized loss on non-control/non-affiliate investments (6)	—	(0.01)	—	(0.26)
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments, net of taxes (6)	0.17	0.11	0.28	(0.76)
Total from investment operations	0.42	0.34	0.78	(0.52)
Distributions (1)	(0.25)	(0.24)	(0.51)	(0.51)
Issuance of common stock (2) (6)	—	0.01	0.02	0.03
Net asset value per share at end of period	$12.88	$12.00	$12.88	$12.00
Total return based on net asset value (3)(8)	4.3%	3.0%	3.3%	(3.7)%
Shares outstanding at end of period	2,107,953	2,188,275	2,107,953	2,188,275
Weighted average shares outstanding or subscribed	2,156,129	2,229,750	2,171,658	2,237,446
Ratio/Supplemental Data
Average net asset value (4)	$27,557,077	$26,503,630	$27,518,676	$27,375,922
Net asset value at end of period	$27,150,827	$26,249,692	$27,150,827	$26,249,692
Net investment income	$539,058	$535,016	$1,089,174	$1,121,876
Ratio of total net operating expenses to average net assets (5)	11.1%	7.7%	10.8%	8.0%
Ratio of net investment income to average net assets (5)	7.8%	8.1%	7.9%	8.2%
Portfolio turnover (7)	19.5%	2.5%	40.0%	15.3%
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 9. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued or subscribed in the Offering during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021		2020
	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	39,425	$550,000	34,788	$478,992
Commissions and dealer manager fees	—	(38,100)	—	(39,000)
Net proceeds to the Company	39,425	$511,900	34,788	$439,992
Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the six months ended June 30, 2021 and 2020. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount	Cash Distribution
Six Months Ended June 30, 2020
January 29, 2020	January 29, 2020, February 26, 2020 and March 27, 2020	April 15, 2020	$0.0875	$589,261
April 28, 2020	April 28, 2020	July 15, 2020	0.0825	182,996
May 27, 2020	May 27, 2020	July 15, 2020	0.0792	177,251
June 25, 2020	June 26, 2020	July 15, 2020	0.0822	179,554
Six Months Ended June 30, 2021
January 26, 2021	January 27, 2021	April 15, 2021	$0.0846	$184,337
February 23, 2021	February 24, 2021	April 15, 2021	0.0846	184,337
March 27, 2021	March 29, 2021	April 15, 2021	0.0846	186,173
April 27, 2021	April 28, 2021	July 15, 2021	0.0846	181,488
May 25, 2021	May 26, 2021	July 15, 2021	0.0846	182,987
June 26, 2021	June 28, 2021	July 15, 2021	0.0846	178,333
The per share distribution amount was $0.51 and $0.51 for the six months ended June 30, 2021 and 2020, respectively.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Repurchases of Shares
The following table summarizes the common stock repurchases by the Company for the six months ended June 30, 2021 and 2020, respectively:

	Number of Shares	Amount
Six months ended June 30, 2020
January 1, 2020 through April 3, 2020 (1)	32,622	$364,384
April 4, 2020 through June 30, 2020	53,665	654,713

Six months ended June 30, 2021
January 1, 2021 through April 5, 2021(2)	55,377	$708,272
April 6, 2021 through June 30, 2021	55,016	700,354
(1) The Company's February 21, 2020 tender offer that was originally schedule to expire on March 27, 2020, was amended to extend the offer period to April 3, 2020.
(2) The Company's February 19, 2021 tender offer that was originally schedule to expire on March 26, 2021, was amended to extend the offer period to April 5, 2021.
All repurchased shares were retired upon acquisition.
Note 10. Subsequent Events Not Disclosed Elsewhere
On July 27, 2021, the Board declared a distribution of $0.0846 per common share, which represents a 7.1% distribution yield, payable on October 15, 2021, to stockholders of record on July 28, 2021.
On August 10, 2021, the Board approved a tender offer, commencing on August 27, 2021, to purchase 2.5% of the weighted average number of shares of the outstanding Common Stock for the trailing 12-month period ending June 30, 2021.
COVID-19
The Company evaluated events subsequent to June 30, 2021 through August 12, 2021. We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it impacts our portfolio companies, employees, due diligence and underwriting processes, and financial markets. The U.S. capital markets experienced extreme volatility and disruption following the outbreak of the COVID-19 pandemic, which appear to have subsided and returned to pre-COVID-19 levels. Nonetheless, certain economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn.
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
Overview
    Key performance metrics are presented below:

	June 30, 2021	March 31, 2021
Net asset value per common share	$12.88	$12.71

	Three Months Ended		Six Months Ended June 30,
	June 30, 2021	March 31, 2021	2021	2020
Net investment income per common share	$0.25	$0.25	$0.50	$0.50
Net increase (decrease) in net assets resulting from operations per common share	0.42	0.36	0.78	(0.52)
Distributions declared per common share	0.25	0.25	0.51	0.51
During the three months ended June 30, 2021, our portfolio experienced net gains of $369,877, or $0.17 per share, principally due to positive performance factors on our subordinated debt investment in Eblens Holdings, Inc. and our Structured Finance Note investment in Apex Credit CLO 2020, which appreciated $182,234 and $138,988, respectively. Net investment income per share remained consistent compared to the prior quarter. For the three months ended June 30, 2021, weighted average yield on debt and Structured Finance Notes increased to 9.44% from 9.33% in the quarter ending March 31, 2021, primarily due to investments made during the three months ended June 30, 2021 that have a weighted average yield of 10.9%. As of June 30, 2021, our weighted average interest costs remained stable at 6.86% compared to the prior quarter.
Since OFS Advisor implemented its business continuity plan in mid-March 2020, OFS Advisor's entire team has effectively transitioned to remote work and we are currently capable of maintaining our normal functionality to complete our operational requirements.
OFS Advisor has actively monitored our portfolio companies throughout this period of economic uncertainty, which included on-going assessments of our portfolio companies' operational and liquidity outlook. During the three months ended June 30, 2021, we provided revolvers and delayed draw facilities with total commitments of $1,240,959 to four portfolio companies and amended a senior secured loan which resulted in an increased spread. As of June 30, 2021, we had unfunded commitments of $1,661,755 to seven portfolio companies. During the three months ended June 30, 2021, we purchased two Structured Finance Notes for an aggregate cost of $2,743,200 and completed $5,777,174 in Portfolio Company Investments.
At June 30, 2021, our asset coverage ratio was 281% and we remained in compliance with all applicable financial covenant thresholds under our outstanding debt and our minimum asset coverage requirement under the 1940 Act. As of June 30, 2021, we had an unfunded commitment of $15.0 million under our PWB Credit Facility. Based on fair values and equity capital at June 30, 2021, we could access our entire commitment under the PWB Credit Facility and have an asset coverage ratio of 204%. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and expect to continue to selectively deploy capital in new investment opportunities in this challenging environment.
    On July 27, 2021, our Board declared a $0.0846 per common share distribution, payable on October 15, 2021, to stockholders of record on July 28, 2021.
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
We are also subject to financial risks, including changes in market interest rates. As of June 30, 2021, approximately $35 million (principal amount) of our debt investments bore interest at variable rates, which are generally LIBOR-based, and many of which are subject to reference-rate floors. In connection with the COVID-19 pandemic, and primarily during the second quarter of 2020, the U.S. Federal Reserve and other central banks reduced certain interest rates and LIBOR decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on our portfolio investments, a decrease in our operating expenses, including with respect to our Income Incentive Fee, or a decrease in the interest rate of our floating interest rate liabilities indexed to LIBOR. As of June 30, 2021, the majority of our variable rate debt investments are subject to the base rate floor, partially mitigating the impact of the recent decrease in LIBOR on our gross investment income.
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
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates, even if such other funds had not previously invested in such existing portfolio company. Without this order, Affiliated Funds would not be able to participate in such co-investments with us unless the Affiliated Funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order expired on December 31, 2020, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein.
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

The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments at June 30, 2021:

	Fair Value at June 30, 2021	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior secured	$31,592,614	$31,433,191	$31,778,855
Senior secured (Transaction Price)	3,653,602	3,653,602	3,653,602
Subordinated	449,999	429,654	470,345

Structured Finance Notes:
Subordinated notes	4,390,719	4,257,256	4,524,183
Mezzanine debt	1,796,004	1,764,793	1,827,216

Equity investments:
Preferred equity	334,931	277,460	392,402
Common equity	689,094	602,805	756,658
	$42,906,963	$42,418,761	$43,403,261
The SEC issued a final rule in 2020 modifying Rule 2a-5 under the 1940 Act to establish requirements for determining fair value in good faith for purposes of the 1940 Act. We are evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intend to comply with the new rule’s requirements on or before the compliance date in September 2022.
Portfolio Composition and Investment Activity
Portfolio Composition
The following table summarizes the composition of our Portfolio Company Investments as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$35,021,469	$35,246,215	$39,315,954	$38,890,010
Subordinated debt investments	1,486,329	449,999	1,482,464	381,516
Preferred equity investments	191,409	334,931	191,409	338,000
Common equity investments	540,157	689,094	540,157	708,036
Total Portfolio Company Investments	$37,239,364	$36,720,239	$41,529,984	$40,317,562
Total number of portfolio companies	27	27	35	35
(1)Includes debt investments, typically referred to as unitranche, in which we have entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. At June 30, 2021, the aggregate amortized cost and fair value of these investments was $5,144,564 and $5,280,733, respectively.
As of June 30, 2021, all of our senior secured debt investments were floating rate loans and our subordinated debt investments were fixed rate loans. Approximately 96% of our Portfolio Company Investments at fair value, are senior securities of the borrower, rather than in the subordinated securities, preferred equity or common equity. We believe the seniority of our debt investments in the borrowers' capital structures may provide greater downside protection against the impact of the COVID-19 pandemic.
As of June 30, 2021, the three largest industries of our Portfolio Company Investments by fair value, were (1) Professional, Scientific, and Technical Services of 22.2%, (2) Wholesale Trade of 17.8% and (3) Manufacturing of 12.6%, totaling approximately 52.6% of the investment portfolio. For a full summary of our investment portfolio by industry, see "Item 1–Financial Statements–Note 4."

The weighted average yield on total investments(1) was 9.27% and 9.03% at June 30, 2021 and December 31, 2020, respectively. The following table displays the composition of our performing debt investments and Structured Finance Note portfolio by yield range and its weighted average yields as of June 30, 2021 and December 31, 2020:

	June 30, 2021				December 31, 2020
	Senior Secured	Subordinated	Structured Finance		Senior Secured	Subordinated	Structured Finance
Yield Range	Debt	Debt	Notes	Total	Debt	Debt	Notes	Total
Less than 8%	31.2%	—%	—%	26.3%	25.5%	—%	16.6%	25.2%
8% - 10%	53.3	—	—	45.0	55.7	—	17.1	55.0
10% - 12%	10.2	—	15.8	10.9	16.3	—	—	16.1
12% - 14%	5.3	100.0	63.3	14.7	2.5	100.0	—	3.7
Greater than 14%	—	—	20.9	3.0	—	—	66.3	—
Total	100.0%	100.0%	100.0%	99.9%	100.0%	100.0%	100.0%	100.0%
Weighted average yield - performing debt and Structured Finance Note investments (2)	9.00%	13.98%	13.24%	9.67%	8.99%	12.73%	12.12%	9.03%
Weighted average yield - total debt and Structured Finance Note investments (3)	9.00%	4.49%	13.24%	9.44%	8.99%	4.08%	12.12%	8.81%
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

Investment Activity
The following is a summary of our investment activity for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$3,655,445	$—	$4,944,232	$—
Investments in existing portfolio companies:
Follow-on investments	2,026,808	—	9,774,766	—
Delayed draw / revolver funding	94,921	—	94,921	—
Total investments in existing portfolio companies	2,121,729	—	9,869,687	—
Total investments in new and existing portfolio companies	$5,777,174	$—	$14,813,919	$—
Number of new portfolio company investments	4	—	5	—
Number of existing portfolio company investments	4	—	12	—
Proceeds from principal payments	$9,691,763	—	$20,182,750	—
Proceeds from investments sold or redeemed	751,253	—	856,353	—
Total proceeds from principal payments, equity distributions and investments sold	$10,443,016	$—	$21,039,103	$—
During the six months ended June 30, 2021, notable investments include Convergint Technologies Holdings, LLC ($3.1 million senior secured loans), Confie Seguros Holdings II Co. ($1.7 million senior secured loan) and BayMark Health Services, Inc. ($3.8 million senior secured loan).
During the six months ended June 30, 2021, we also invested $2,878,638 in Structured Finance Notes.
Non-cash investment activity
    On March 27, 2020, our debt investments in Constellis Holdings, LLC were restructured. We converted our non-accrual debt investments for two new debt investments and 1,362 shares of common equity. The cost and fair value of debt investments received were $6,174 and $6,172, respectively, and the cost and fair value of the common shares received were $46,403 and $46,410, respectively. For the six months ended June 30, 2020, we recognized a realized loss on the restructuring of $526,444, which was fully recognized as an unrealized loss as of December 31, 2019.
The following is a summary of our investment activity for six months ended June 30, 2020:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$91,250	$—	$6,278,807	$—
Investments in existing portfolio companies:
Follow-on investments	—	—	2,644,620	—
Restructured investments	—	—	10,147	46,403
Delayed draw / revolver funding	218,393	—	424,543	—
Total investments in existing portfolio companies	218,393	—	3,079,310	46,403
Total investments in new and existing portfolio companies	$309,643	$—	$9,358,117	$46,403
Number of new portfolio company investments	1	—	4	—
Number of existing portfolio company investments	3	—	11	1
Proceeds from principal payments	$1,250,387	$—	$3,852,820	$—
Proceeds from investments sold or redeemed	1,618,928	—	2,517,950	—
Total proceeds from principal payments, equity distributions and investments sold	$2,869,315	$—	$6,370,770	$—
During the six months ended June 30, 2020, notable investments in new portfolio companies include A&A Transfer, LLC. ($2.0 million senior secured loan) and SourceHOV Tax, Inc. ($2.3 million senior secured loan).

During the six months ended June 30, 2020, we also invested $752,000 in Structure Finance Notes with a weighted average annual effective yield of 13.50%.
Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity and the general economic and competitive environment in which we make investments.
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2020. The following table shows the classification of our debt securities of portfolio companies by credit risk rating as of June 30, 2021 and December 31, 2020.

	Debt Investments, at Fair Value
Risk Category	June 30, 2021		December 31, 2020
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	—	—	—	—
3 (Average)	35,352,364	99.1	37,258,347	94.9
4 (Special Mention)	337,969	0.9	1,861,548	4.7
5 (Substandard)	—	—	151,631	0.4
6 (Doubtful)	5,882	—	—	—
7 (Loss)	—	—	—	—
	$35,696,214	100.0%	$39,271,526	100.0%

    Changes in the distribution of our debt investments across risk categories during the six months ended June 30, 2021 were a result of new debt investments, the receipt of amortization payments on existing debt investments, repayment of certain debt investments in full, changes in the fair value of our existing debt investments and realized gains on the sale of investments. During the six months ended June 30, 2021, a debt investment with a cost and fair value of $477,197 and $444,117, respectively, had risk rating upgrade from risk category 4 to risk category 3. A debt investment with a cost and fair value of $1,009,132 and $5,882, respectively, had risk rating downgrade from risk category 5 to risk category 6.
Non-Accrual Loans
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. No new loans were placed on non-accrual status during the six months ended June 30, 2021. At June 30, 2021, the amortized cost and fair value of the loan on non-accrual status with respect to all interest and Net Loan Fee amortization was $1,009,132 and $5,882, respectively, and $1,007,141 and $151,631 at December 31, 2020, respectively.
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
Comparison of the three months ended June 30, 2021 and March 31, 2021 and comparison of the six months ended June 30, 2021 and 2020

	Three Months Ended		Six Months Ended June 30,
	June 30, 2021	March 31, 2021	2021	2020
Interest income	$1,187,008	$1,230,931	$2,417,939	$2,138,765
Fee income	116,110	34,319	150,429	79,002
Total investment income	$1,303,118	$1,265,250	$2,568,368	$2,217,767
Investment income for the three and six months ended June 30, 2021, consisted primarily of interest income on our debt investments and syndication fee income. For the three months ended June 30, 2021, interest income decreased compared to the prior quarter primarily due to greater Net Loan Fees and payoffs in the prior quarter. For the six months ended June 30, 2021, interest income increased compared to the corresponding period in the prior year primarily due to an increase in the weighted average yield of our investments and the acceleration of Net Loan Fees related to payoffs. For the three and six months ended June 30, 2021, fee income increased compared to the prior quarter and corresponding period in the prior period due to additional syndication fees.
Gross Expenses. Our gross expenses are limited under the Sub-Advisory Agreement and Expense Support Agreement; see "—Expense Limitations." Investment expenses shown with respect to each governing expense limitation agreement for the three months ended June 30, 2021 and March 31, 2021 and the six months ended June 30, 2021 and 2020, are presented below:

	Three Months Ended		Six Months Ended June 30,
	June 30, 2021	March 31, 2021	2021	2020
Expenses subject to limitation under the Sub-Advisory Agreement:
Amortization of deferred offering costs	$24,860	$42,428	$67,288	$168,566
Contractual issuer expenses	—	—	—	536
Total expenses subject to limitation under the Sub-Advisory Agreement	24,860	42,428	67,288	169,102
Expenses subject to limitation under the Expense Support Agreement:
Interest expense	320,866	307,950	628,816	633,026
Management fees	137,332	141,168	278,500	265,397
Incentive fees	48,495	68,764	117,259	141,477
Administration fee	186,544	186,389	372,933	401,741
Professional fees	242,341	201,145	443,486	289,068
Insurance expense	28,840	26,944	55,784	48,709
Transfer agent fees	35,057	24,917	59,974	46,808
Other expenses	25,368	7,157	32,525	22,359
Total expenses subject to limitation under the ESAs	1,024,843	964,434	1,989,277	1,848,585
Total expenses	$1,049,703	$1,006,862	$2,056,565	$2,017,687
Expenses Limited under the Advisory Agreements
CIM Capital incurred, on our behalf, offering costs of $15,558 and $820 during the three months ended June 30, 2021 and March 31, 2021, respectively, which are deferred and amortized over the twelve months following incurrence. For the six months ended June 30, 2021 and 2020, offering costs incurred were $16,378 and $169,834, respectively. Pursuant to the terms of the Sub-Advisory Agreement, beginning August 3, 2020, CIM Capital assumed responsibility for bearing offering and Contractual Issuer Expenses relating to the Offering.

Amortization of offering costs were $24,860 and $42,428 for the three months ended June 30, 2021 and March 31, 2021, respectively, compared to $67,288 and $168,566 for the six months ended June 30, 2021 and 2020, respectively. Lower amortization expense in the three and six months ended June 30, 2021, compared to the prior quarter and corresponding period in the prior year, relates to reduced monthly costs of developing distribution platforms of the Offering. We reimbursed the Advisors $3,750 and $4,500 for offering expenses and Contractual Issuer Expenses for the three months ended June 30, 2021, and March 31, 2021, respectively, compared to $8,250 and $7,185 for the six months ended June 30, 2021 and 2020, respectively.
Expense Limitations under the Advisory Agreements. The expense limitations provided under the Advisory Agreements associated with offering costs and expenses during the three months ended June 30, 2021 and March 31, 2021 and the six months ended June 30, 2021 and 2020, is presented below:

	Three Months Ended		Six Months Ended June 30,
	June 30, 2021	March 31, 2021	2021	2020
Total expenses limited under the Advisory Agreements	$24,860	$42,428	$67,288	$169,103
Offering costs and Contractual Issuer Expenses reimbursed and incurred	(3,750)	(4,500)	(8,250)	(7,185)
Net offering costs and Contractual Issuer Expenses limitations under the Advisory Agreements	$21,110	$37,928	$59,038	$161,918
We are conditionally obligated to pay the Advisors up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid by the Advisors have been recovered. Reimbursable offering costs and Contractual Issuer Expenses were $589,035 as of June 30, 2021.
Expenses Limited under the ESAs
For the three and six months ended June 30, 2021, professional fees increased due to additional accounting and valuation services compared to the prior quarter and corresponding period in the prior year.
All other expenses during the three and six months ended June 30, 2021 remained stable compared to the prior period and corresponding period in the prior year.
    CIM Capital will be entitled to receive reimbursement from us for offering costs and Contractual Issuer Expenses paid on our behalf, after August 3, 2020, up to 1.5% of the aggregate gross proceeds of the Offering, after offering costs and Contractual Issuer Expenses incurred prior to August 3, 2020 have either expired or been reimbursed. Offering expenses and Contractual Issuer Expenses incurred by CIM Capital or its affiliates will be eligible for reimbursement for three years from the date incurred. Any such reimbursement by us will be allocated first to reimburse any reimbursable expenses incurred by OFS Advisor or its affiliates that are eligible for reimbursement pursuant to the Investment Advisory Agreement.

Expense Limitations under the ESAs. Gross operating expenses (operating expenses exclusive of organization and offering expenses, and Contractual Issuer Expenses, and before limitations) are subject to limitation under the ESAs. The Advisors' obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to investment company taxable income (expense) and net realized gains (losses) prior to expense limitation, and the amount of declared distributions; the ESAs provide expense support such that distributions are not paid from Offering proceeds. The determination of expense limitation under the Expense Support Agreement for the three months ended June 30, 2021 and March 31, 2021 and the six months ended June 30, 2021 and 2020, are presented below.

	Three Months Ended		Six Months Ended June 30,
	June 30, 2021	March 31, 2021	2021	2020
Total investment income	$1,303,118	$1,265,250	$2,568,368	$2,217,767
Expenses limited under the Expense Support Agreement (1):
Interest expense, base management fees, and incentive fees	506,693	517,882	1,024,575	1,039,900
Other operating expenses as defined in the Expense Support Agreement (2)	518,150	446,552	964,702	808,683
Total expenses limited under the Expense Support Agreement	1,024,843	964,434	1,989,277	1,848,583
Net investment income prior to limitation	278,275	300,816	579,091	369,184
Differences in recognition of ICTI and GAAP net investment income	—	231	231	—
ICTI prior to expense limitation	278,275	301,047	579,322	369,184
Declared distributions	542,808	554,847	1,097,655	1,129,062
Expense limitation under Expense Support Agreement	$264,533	$253,800	$518,333	$759,878
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
Net realized and unrealized gain (loss) on investments
Net gain on investments for the three months ended June 30, 2021 and March 31, 2021
During the three months ended June 30, 2021, our portfolio experienced net gains of $369,877, primarily attributable to a $182,234 improvement on our subordinated debt investment in Eblens Holdings, Inc.
During the three months ended March 31, 2021, we recognized net gains of $248,282, primarily due to unrealized appreciation of $237,759 on our investment on our senior secured debt investment in Wastebuilt Environmental Solutions, LLC.
Net gain on investments for the six months ended June 30, 2021 and 2020
During the six months ended June 30, 2021, our portfolio experienced net gains of $614,159, driven by unrealized appreciation of $223,633 and $172,801 on our senior secured debt investments in Wastebuilt Environmental Solutions, LLC and All Star Auto Lights, Inc., respectively. We also had unrealized appreciation of $212,358 on our subordinated debt investment in Eblens Holdings, Inc.
During the six months ended June 30, 2020, our portfolio experienced net unrealized losses of $1,694,527, primarily due to the adverse economic effects of the COVID-19 pandemic on market conditions and the overall economy, and the related declines in quoted loan prices.
Liquidity and Capital Resources
    At June 30, 2021, we held cash of $3.9 million and had $15.0 million of unfunded commitments under our $15.0 million PWB Credit Facility that is available subject to a borrowing base and other covenants. Based on fair values and equity capital at June 30, 2021, we could access our entire PWB Credit Facility and have an asset coverage ratio of 204%. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and selectively deploy capital in new investment opportunities in this challenging environment.
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

	Six Months Ended June 30,
	2021	2020
Cash from net investment income(1)	$990,708	$1,038,622
Net purchases and originations of portfolio investments(1)	6,707,956	(8,232,553)
Net cash provided by (used in) operating activities	7,698,664	(7,193,931)
Net proceeds from issuances of common stock	511,900	439,992
Repurchase of common stock	(1,409,207)	(364,384)
Net borrowings (repayments) under revolving line of credit	(4,775,000)	1,800,000
Common stock distributions paid	(1,104,043)	(1,173,174)
Payment of debt issuance costs	(10,000)	(50,000)
Net cash used in (provided by) financing activities	(6,786,350)	652,434
Net change in cash	$912,314	$(6,541,497)
(1)    Net (purchases and originations)/repayments and sales of portfolio investments includes purchase and origination of portfolio investments, proceeds from principal payments on portfolio investments, proceeds from sale or redemption of portfolio investments, changes in receivable for investments sold, payable form investments purchased as reported in our statements of cash flows, as well as the excess of proceeds from distributions received from structured finance notes over accretion of interest income on structured finance notes. Cash from net investment income includes all other cash flows from operating activities reported in our statements of cash flows. Certain amounts in the prior year have been reclassified to conform with the current year presentation.
We provided $7,698,664 and used $7,193,931 in cash from operating activities for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the principal source of operating liquidity was investment income collected. The decrease in total investment income collected is due to the increase in PIK interest which now comprises 2% of interest income and timing differences in the recognition and collection of interest income on our subordinated note investment. Net cash provided by (used in) operating activities increased $14,892,595 over the corresponding period, primarily due to an increase in proceeds from principal payments on portfolio investments. Net cash provided by (used in) operating activities benefited from the positive cash flow impact of expense limitations under the Advisory Agreements and ESAs of $577,371 and $921,796 for the six months ended June 30, 2021 and 2020, respectively, which reduced the net amount paid to the Advisors. Expense support and limitation under both the Advisory Agreements and the ESAs are cancelable at any time. However, the ESA is subordinated to the PWB Credit Facility, and prior to cancelling the ESA, the Advisors must provide Pacific Western Bank with 30 days advance written notice of such termination.
Net purchases and origination of portfolio investments relates to the deployment of Offering proceeds. See "—Portfolio Composition and Investment Activity."
We collected $511,900 and $439,992 from the sale of our common stock during the six months ended June 30, 2021 and 2020, respectively. Offering proceeds are net of aggregate commissions and dealer manager fees of $38,100 and $39,000 for the six months ended June 30, 2021 and 2020, respectively.
During the six months ended June 30, 2021, we paid $1,104,043 in dividends to common stockholders and, subsequent to June 30, 2021, we paid $542,808 in dividends to our common stockholders.
Borrowings
PWB Credit Facility. The PWB Credit Facility is available for general corporate purposes, including investment funding, and is scheduled to mature on February 28, 2023. The maximum availability of the PWB Credit Facility is equal to

35% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 5.25% floor, and includes an unused commitment fee equal to 0.50% per annum for any unused portion in excess of $3.0 million, payable monthly in arrears. As of June 30, 2021, the stated interest rate on the PWB Credit Facility was 5.25%. The PWB Credit Facility bore an effective interest rate of 5.65%, inclusive of interest on the outstanding balance, commitment fees on undrawn amounts, and the amortization of deferred financing costs.
Our PWB Credit Facility is a $15.0 million revolving line of credit, of which $-0- was drawn as of June 30, 2021. As of June 30, 2021, the unfunded commitment under the PWB Credit Facility was $15.0 million, that is available, subject to a borrowing base and other covenants. As of June 30, 2021, we were in compliance with the applicable covenants under the PWB Credit Facility.
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
Unsecured Note. On November 27, 2019, we entered into an agreement with a qualified institutional investor ("Note Purchase Agreement") pursuant to which we issued the Unsecured Note. The purchase price of the Unsecured Note was $14,700,000 after deducting the offering price discount. The Unsecured Note has a fixed interest rate of 6.50% and is due on November 27, 2024, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with its terms. Redemption of the Unsecured Note prior to November 27, 2021 will require a 1.0% prepayment fee. Interest on the Unsecured Note is due quarterly. In addition,we are obligated to repay the Unsecured Note at par if certain change in control events occur. The Unsecured Note is a general unsecured obligation that ranks pari passu with all outstanding and future unsecured unsubordinated indebtedness we may issue.
The Note Purchase Agreement contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a business development company within the meaning of the 1940 Act, and minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, certain judgments and orders, and certain events of bankruptcy. As of June 30, 2021, we were in compliance with the applicable covenants under the Note Purchase Agreement.
    As of June 30, 2021, the Unsecured Note had the following terms and balances:

	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate	Effective Interest Rate (1)	Maturity	2021 Interest Expense (2)
Unsecured Note	$15,000,000	$244,800	6.50%	6.99%	11/27/24	$523,566
(1) The effective interest rate on the Unsecured Note includes deferred debt issuance cost amortization.
(2) Interest expense includes debt issuance costs amortization of $36,066 for the six months ended June 30, 2021.
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
As of June 30, 2021, the aggregate amount of senior securities outstanding was $15.0 million, for which our asset coverage was 281%. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
In addition, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. As of June 30, 2021, approximately 87% of our investments were qualifying assets.
Contractual Obligations
We, with approval of our Board, entered into the Investment Advisory Agreement, the ESAs, the Sub-Advisory Agreement, and the Administration Agreement. See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 3."
The following table shows our contractual obligations as of June 30, 2021:

	Payments due by period
Contractual Obligation	Total	Less than year	1-3 years	3-5 years	After 5 years
PWB Credit Facility (1)	$—	$—	$—	$—	$—
Unsecured Note (2)	15,000,000	—	—	15,000,000	—
Total	$15,000,000	$—	$—	$15,000,000	$—
(1) The PWB Credit Facility is scheduled to mature on February 28, 2023.
(2) The Unsecured Note is scheduled to mature on November 27, 2024.
    We continue to believe our long-dated financing, with all of our total debt contractually maturing in
2024, affords us operational flexibility.
Off-Balance Sheet Arrangements
Amounts Conditionally Reimbursable to OFS Advisor. The Advisors have incurred organizational and offering costs and Contractual Issuer Expenses, of which $589,035 and $672,129 were unreimbursed as of June 30, 2021 and December 31, 2020, respectively. We remain conditionally liable for organization and offering costs incurred by the Advisors on our behalf. See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 3."
Pursuant to the terms of the Sub-Advisory Agreement, beginning August 3, 2020, CIM Capital assumed responsibility for bearing costs relating to the Offering.
The Advisors have provided aggregate operating expense support of $3,727,151 and $3,898,820 as of June 30, 2021 and December 31, 2020, respectively. We remain conditionally liable for operating expense support provided by the Advisors. See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 3."
On August 3, 2020, the Expense Support Agreement was amended to, among other things, require CIM Capital to pay future expense support payments on behalf of us.
Unfunded Commitments. We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $1,661,755 of total unfunded commitments to seven portfolio companies at June 30, 2021. See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 6."
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
    Recent Developments
    On July 27, 2021, our Board declared a distribution of $0.0846 per common share, payable on October 15, 2021, to stockholders of record on July 28, 2021.
    On August 10, 2021, our Board approved a tender offer, commencing on August 27, 2021, to purchase 2.5% of the weighted average number of shares of the outstanding Common Stock for the trailing 12-month period ending June 30, 2021.
We evaluated events subsequent to March 31, 2021 through August 12, 2021. We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it impacts our portfolio companies, employees, due diligence and underwriting processes, and financial markets. The U.S. capital markets experienced extreme volatility and disruption following the outbreak of the COVID-19 pandemic, which appear to have subsided and returned to pre-COVID-19 levels. Nonetheless, certain economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn.
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
Our outstanding Unsecured Note bears interest at a fixed rate. Our PWB Credit Facility has a floating interest rate provision based on the Prime Rate with a 5.25% interest rate floor, which resulted in an stated interest rate of 5.25% as of June 30, 2021. Assuming that the interim, unaudited Statement of Assets and Liabilities as of June 30, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase	Interest income	Interest expense	Net increase in net investment income
25	$4,065	_(1)	$4,065
50	8,384	_	8,384
75	16,093	_	16,093
100	58,178	_	58,178
125	131,829	_	131,829

Basis point decrease(1)	Interest income	Interest expense	Net decrease in net investment income
25	$(2,244)	_	$(2,244)
(1) Increases or decreases in LIBOR beyond that presented would not result in a change to interest income or interest expense due to current LIBOR rates and a minimum base rate, or floor, that our debt investments and the PWB Credit Facility contain.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in "Part I – Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and in "Part II, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Other than the risks described below, there have been no material changes from the risk factors previously disclosed in "Part I – Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. The risks previously disclosed in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
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
On March 5, 2021, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months U.S. LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. On July 29, 2021, the ARRC formally recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred replacement rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans.
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
We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended June 30, 2021, we sold 17,718 shares of our common stock for gross proceeds of $250,000, or a weighted average price of $14.11 per share, to investors who participated in the Offering and each of whom met the criteria of an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act.
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
The following table summarizes the common stock repurchases by us for the six months ended June 30, 2021 and 2020, respectively:

	Number of Shares	Amount
Six months ended June 30, 2020
January 1, 2020 through April 3, 2020 (1)	32,622	$364,384
April 4, 2020 through June 30, 2020	53,665	654,713

Six months ended June 30, 2021
January 1, 2021 through April 5, 2021(2)	55,377	$708,272
April 6, 2021 through June 30, 2021	55,016	700,354
(1)The February 21, 2020 tender offer that was originally schedule to expire on March 27, 2020, was amended to extend the offer period to April 3, 2020.
(2) The February 19, 2021 tender offer that was originally schedule to expire on March 26, 2021, was amended to extend the offer period to April 5, 2021.
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

Dated: August 13, 2021	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer