Form 10-Q
period 2021-09-30
Hancock Park Corporate Income, Inc.
filed 2021-11-12
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
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
Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of November 11, 2021 was 2,074,303.

HANCOCK PARK CORPORATE INCOME, INC.

Defined Terms
We have used "we," "us," "our," "our company," and "the Company" to refer to Hancock Park Corporate Income, Inc. in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration agreement between the Company and OFS Services, dated July 15, 2016
Advisers Act	The Investment Advisers Act of 1940, as amended
Advisors	OFS Advisor and CIM Capital
Advisory Agreements	The Investment Advisory Agreement and Sub-Advisory Agreement
Affiliated Account	An account, other than the Company, managed by OFS Advisor or an affiliate of OFS Advisor
Affiliated Fund	Certain other funds, including other BDCs and registered investment companies managed by OFS Advisor
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
CCO	CCO Capital, LLC, a Delaware limited liability company and the Company's dealer manager
CIM Capital	CIM Capital IC Management, LLC, an affiliate of OFS Advisor
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Company	Hancock Park Corporate Income, Inc. and its consolidated subsidiaries
Contractual Issuer Expenses	Salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in offering and other contractually-defined activities
Dealer Manager Agreement	Broker dealer management agreement dated August 3, 2020 by and among the Company, OFS Advisor, International Assets Advisory, LLC and CCO, as amended, supplemented or modified
EBITDA	Earnings before interest, taxes, depreciation, and amortization
ESAs	The Prior Expense Support Agreement and Expense Support Agreement
Exchange Act	Securities Exchange Act of 1934, as amended
Expense Support Agreement	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of August 3, 2020, by and among the Company, OFS Advisor and CIM Capital
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI-MB	HPCI-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code and generally holds the equity investments of the Company that are taxed as pass-through entities
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment advisory and management agreement between the Company and OFS Advisor, dated July 15, 2016
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser

Term	Explanation or Definition
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock
OFS Advisor	OFS Capital Management, LLC, a wholly-owned subsidiary of OFSAM and registered investment advisor under the Advisers Act
OFS Capital	OFS Capital Corporation, a Delaware corporation and publicly-traded BDC for whom OFS Advisor serves as investment advisor
OFS Services	OFS Capital Services, LLC, a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Notes
Prime Rate	United States Prime interest rate
Prior Expense Support Agreement	Expense support and conditional reimbursement agreement dated July 15, 2016, between the Company and OFS Advisor
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
Reunderwriting Analysis	A discount rate estimation method based upon a hypothetical recapitalization of the entity given its current operating performance and current market condition
RIC	Regulated investment company under the Code
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Structured Finance Notes	CLO mezzanine debt, CLO subordinated debt and CLO loan accumulation facility positions
Sub-Advisory Agreement	Sub-Advisory Agreement dated as of August 3, 2020, by and between OFS Advisor and CIM Capital
Synthetic Rating Analysis	A discount rate estimation method that assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and then estimates the discount rate based on observed market yields for actual rated debt
Transaction Price	The price in an arm's length transaction involving the same security
Unsecured Note	An agreement, as amended, with the HCM Master Fund Limited, an exempted company incorporated with limited liability under the laws of the Cayman Island in which the Company sold in a private placement an unsecured note in an aggregate principal amount of $15,000,000

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
•the anticipated reduction in our weighted average interest costs in future quarters due to the September 23, 2021 Unsecured Note amendment that reduced the fix rate from 6.50% to 5.50%;
•our ability to incur additional leverage pursuant to Section 61(a)(2) of the 1940 Act and the impact of such leverage on our net investment income and results of operations;
•competition for investment opportunities;
•the percentage of investments that bear interest on a floating rate or fixed rate basis;
•the impact of interest and inflation rates on our business prospects and the prospects of our portfolio companies;
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
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the coronavirus (“COVID-19”) pandemic, including those caused by variants of the virus, on our ability to continue to effectively manage our business and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments;
•the belief that we have sufficient levels of liquidity to support our existing portfolio companies and deploy capital in new investment opportunities;
•uncertain valuations of our Portfolio Company Investments, including our belief that an equal weighting of the Reunderwriting Analysis method and Synthetic Rating Analysis method most accurately captures certain data related to the observed return of market liquidity and the historic correlative relationship between these markets; and
•the effect of new or modified laws or regulations governing our operations.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 and in "Part II, Item 1A. Risk Factors" in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021, June 30, 2021 and this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Non-control/non-affiliate investments (amortized cost of $46,753,992 and $46,226,581, respectively)	$46,346,361	$45,314,688
Cash	524,160	3,012,833
Interest receivable	150,667	164,222
Due from sub-adviser (see Note 3)	599,800	659,003
Prepaid expenses and other assets	37,771	6,676
Total assets	$47,658,759	$49,157,422

Liabilities:
Revolving line of credit	$2,050,000	$4,775,000
Unsecured note (net of discount and deferred debt issuance costs of $375,549 and $285,765, respectively)	14,624,451	14,714,235
Payable for investments purchased	2,134,314	—
Due to advisor and affiliates (see Note 3)	557,739	589,318
Accrued professional fees	176,993	161,842
Payable for repurchase of common stock	702,694	700,935
Distribution payable	530,383	549,197
Other liabilities	228,044	225,020
Total liabilities	21,004,618	21,715,547

Commitments and contingencies (see Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized, 2,053,396 and 2,178,920 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2,053	2,179
Paid-in capital in excess of par	27,435,010	29,042,554
Total distributable earnings (losses)	(782,922)	(1,602,858)
Total net assets	26,654,141	27,441,875

Total liabilities and net assets	$47,658,759	$49,157,422

Number of shares outstanding	2,053,396	2,178,920
Net asset value per share	$12.98	$12.59

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment income
Interest income	$1,019,716	$1,027,919	$3,437,655	$3,166,684
Fee income	32,944	12,610	183,373	91,612
Total investment income	1,052,660	1,040,529	3,621,028	3,258,296

Operating expenses
Amortization of deferred offering costs	9,825	77,114	77,113	245,680
Contractual issuer expenses	—	4,712	—	5,248
Interest expense	284,074	302,774	912,890	935,800
Management fees	139,322	135,497	417,822	400,894
Incentive fees	137,792	72,366	255,051	213,843
Administrative fees	187,261	242,737	560,194	644,478
Professional fees	189,857	126,553	633,343	415,621
Insurance expense	31,470	24,495	87,254	73,204
Transfer agent fees	21,181	20,961	81,155	67,769
Other expenses	25,474	28,262	57,999	50,621
Total operating expenses	1,026,256	1,035,471	3,082,821	3,053,158
Less: Expense limitations under agreements with advisers (see Note 3)	(662,599)	(527,931)	(1,239,970)	(1,449,727)
Net operating expenses	363,657	507,540	1,842,851	1,603,431

Net investment income	689,003	532,989	1,778,177	1,654,865

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	160,150	4,898	157,674	(585,099)
Net unrealized appreciation (depreciation) on investments, net of taxes	(112,760)	920,127	503,875	(774,400)
Net gain (loss) on investments	47,390	925,025	661,549	(1,359,499)

Net increase in net assets resulting from operations	$736,393	$1,458,014	$2,439,726	$295,366

Net investment income per common share – basic and diluted	$0.33	$0.24	$0.83	$0.74
Net increase in net assets resulting from operations per common share – basic and diluted	$0.35	$0.66	$1.14	$0.13
Distributions declared per common share	$0.25	$0.25	$0.76	$0.75
Basic and diluted weighted average shares outstanding	2,105,581	2,203,227	2,149,392	2,225,957

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at January 1, 2020	2,239,774	$2,240	$29,786,761	$(668,495)	$29,120,506
Net investment income	—	—	—	1,654,865	1,654,865
Net realized loss on investments	—	—	—	(585,099)	(585,099)
Net unrealized depreciation on investments, net of taxes	—	—	—	(774,400)	(774,400)
Tax reclassifications of permanent differences	—	—	(13,560)	13,560	—
Common stock issued	66,483	67	827,675	—	827,742
Repurchase of common stock	(141,607)	(142)	(1,713,773)	—	(1,713,915)
Distributions to stockholders	—	—	—	(1,671,791)	(1,671,791)
Net decrease for the nine month period ended September 30, 2020	(75,124)	(75)	(899,658)	(1,362,865)	(2,262,598)
Balances at September 30, 2020	2,164,650	$2,165	$28,887,103	$(2,031,360)	$26,857,908

Balances at June 30, 2020	2,188,275	$2,188	$29,200,524	$(2,953,020)	$26,249,692
Net investment income	—	—	—	532,989	532,989
Net realized gain on investments	—	—	—	4,898	4,898
Net unrealized appreciation on investments, net of taxes	—	—	—	920,127	920,127
Tax reclassifications of permanent differences	—	—	(6,375)	6,375	—
Common stock issued	31,695	32	387,718	—	387,750
Repurchase of common stock	(55,320)	(55)	(694,764)	—	(694,819)
Distributions to stockholders	—	—	—	(542,729)	(542,729)
Net increase (decrease) for the three month period ended September 30, 2020	(23,625)	(23)	(313,421)	921,660	608,216
Balances at September 30, 2020	2,164,650	$2,165	$28,887,103	$(2,031,360)	$26,857,908

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at January 1, 2021	2,178,920	$2,179	$29,042,554	$(1,602,858)	$27,441,875
Net investment income	—	—	—	1,778,177	1,778,177
Net realized gain on investments	—	—	—	157,674	157,674
Net unrealized appreciation on investments, net of taxes	—	—	—	503,874	503,874
Tax reclassifications of permanent differences	—	—	(8,250)	8,250	—
Common stock issued	39,426	39	511,861	—	511,900
Repurchase of common stock	(164,950)	(165)	(2,111,155)	—	(2,111,320)
Distributions to stockholders	—	—	—	(1,628,038)	(1,628,038)
Net increase (decrease) for the nine month period ended September 30, 2021	(125,524)	(126)	(1,607,544)	819,937	(787,733)
Balances at September 30, 2021	2,053,396	$2,053	$27,435,010	$(782,922)	$26,654,141

Balances at June 30, 2021	2,107,953	$2,108	$28,137,649	$(988,930)	$27,150,827
Net investment income	—	—	—	689,003	689,003
Net realized gain on investments	—	—	—	160,150	160,150
Net unrealized depreciation on investments, net of taxes	—	—	—	(112,761)	(112,761)
Repurchase of common stock	(54,557)	(55)	(702,639)	—	(702,694)
Distributions to stockholders	—	—	—	(530,383)	(530,383)
Net increase (decrease) for the three month period ended September 30, 2021	(54,557)	(55)	(702,639)	206,009	(496,685)
Balances at September 30, 2021	2,053,396	$2,053	$27,435,010	$(782,922)	$26,654,141

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net increase in net assets resulting from operations	$2,439,726	$295,366
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments, net of taxes	(503,875)	774,400
Net realized (gains) losses on investments	(157,674)	585,099
Amortization of Net Loan Fees and discounts on investments	(405,597)	(57,016)
Amendment fees collected	—	1,858
Amortization of deferred debt issuance costs	72,765	75,160
Accretion of interest income on Structured Finance Notes	(344,688)	—
Paid-in-kind interest and dividend income	(71,977)	(8,939)
Purchase of portfolio investments	(23,071,974)	(12,293,012)
Proceeds from principal payments on portfolio investments	21,975,194	4,200,695
Sale or redemption of portfolio investments	1,154,415	2,517,293
Proceeds from distributions received from Structured Finance Notes	365,821	—
Changes in operating assets and liabilities:
Interest receivable	13,555	(36,754)
Due from sub-adviser	59,203	—
Due to advisor and affiliates	(31,579)	43,306
Receivable for investment sold	—	(129,521)
Payable for investments purchased	2,134,314	(4,316,624)
Other assets and liabilities	16,981	(46,301)
Net cash provided by (used in) operating activities	3,644,610	(8,394,990)

Cash flows from financing activities
Net proceeds from issuance of common stock	511,900	779,242
Distributions paid to stockholders	(1,646,852)	(1,712,974)
Borrowings under revolving line of credit	4,700,000	8,750,000
Repayments under revolving line of credit	(7,425,000)	(6,000,000)
Repurchase of common stock	(2,109,561)	(1,019,097)
Payment of debt issuance costs	(163,770)	(50,000)
Net cash provided by (used in) financing activities	(6,133,283)	747,171

Net decrease in cash	(2,488,673)	(7,647,819)
Cash at beginning of period	3,012,833	8,814,578
Cash at end of period	$524,160	$1,166,759

Supplemental disclosure of cash flow information:
Amortization of deferred offering costs limited by investment advisor (see Note 3)	$77,113	$245,680
Cash paid for interest	837,621	860,597
Subscription receivable	—	48,500

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2021

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		8.25%	(L +7.25%)	12/19/2019	8/20/2025	$4,778,539	$4,709,541	$4,696,241	17.5%

A&A Transfer, LLC	Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		7.75%	(L +6.50%)	2/7/2020	2/7/2025	1,776,984	1,759,044	1,787,857	6.7
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +6.50%)	2/7/2020	2/7/2025	—	(3,182)	—	—
						1,776,984	1,755,862	1,787,857	6.7
Ball Metalpack	Metal Can Manufacturing
Senior Secured Loan (9)		4.62%	(L +4.50%)	9/22/2021	7/31/2025	50,926	50,671	50,947	0.2
Senior Secured Loan		9.75%	(L +8.75%)	6/8/2021	7/31/2026	1,083,333	1,071,036	1,082,628	4.1
						1,134,259	1,121,707	1,133,575	4.3
BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		9.50%	(L +8.50%)	6/10/2021	6/11/2028	1,325,758	1,306,668	1,352,273	5.1
Senior Secured Loan (Delayed Draw) (12)		n/m (5)	(L +8.50%)	6/10/2021	6/11/2028	—	(9,545)	13,258	—
						1,325,758	1,297,123	1,365,531	5.1
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 units) (7)				3/27/2020			46,403	18,954	0.1

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan (9)		4.50%	(L +3.75%)	3/18/2021	3/31/2028	280,808	279,502	282,111	1.1
Senior Secured Loan		7.50%	(L +6.75%)	9/28/2018	3/30/2029	2,999,911	2,992,225	3,059,909	11.5
Senior Secured Loan (Delayed Draw) (9) (12)		4.50%	(L +3.75%)	4/6/2021	3/31/2028	54,309	54,309	54,582	0.2
						3,335,028	3,326,036	3,396,602	12.8

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2021

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)				3/8/2018			$115,154	$152,450	0.6%

Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (2)		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	483,330	481,621	457,318	1.7
Common Equity (3,750 units) (7)				7/13/2017			37,500	14,160	0.1
						483,330	519,121	471,478	1.8
Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Senior Secured Loan		8.60%	(L +8.50%)	4/8/2021	6/26/2026	1,000,000	877,954	982,518	3.6

Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	4/25/2024	1,000,000	990,672	1,000,000	3.8

Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		8.00% cash / 1.00% PIK	(L +8.00%)	10/1/2018	10/1/2024	1,017,348	1,006,996	1,017,348	3.8
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +7.00%)	10/1/2018	10/1/2024	—	(938)	—	—
						1,017,348	1,006,058	1,017,348	3.8
I&I Sales Group, LLC	Marketing Consulting Services
Senior Secured Loan		9.50%	(L +8.50%)	12/30/2020	7/10/2025	985,000	970,630	978,594	3.7
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +8.50%)	12/30/2020	7/10/2025	—	(428)	(191)	—
						985,000	970,202	978,403	3.7
KNS Acquisition Corp. (9)	Electronic Shopping and Mail-Order Houses
Senior Secured Loan		7.00%	(L +6.25%)	7/26/2021	4/21/2027	1,000,000	997,500	997,505	3.7

Milrose Consultants, LLC	Administrative Management and General Management Consulting Services
Senior Secured Loan (6)		7.59%	(L +6.59%)	7/16/2019	7/16/2025	3,925,926	3,898,255	3,965,185	14.8

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2021

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Online Tech Stores, LLC (10)	Stationery and Office Supplies Merchant Wholesalers
Subordinated Loan		10.50% cash / 3.0% PIK	N/A	2/1/2018	8/1/2023	$1,248,424	$1,010,313	$—	—%

Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		8.75%	(L +7.75%)	9/24/2018	5/1/2026	2,100,000	2,104,741	2,100,000	7.9

Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		9.75% cash / 1.50% PIK	(L +10.25%)	3/23/2018	3/23/2023	295,763	293,486	295,763	1.1
Common Equity (86 units) (7)				3/23/2018			85,714	81,241	0.3
						295,763	379,200	377,004	1.4
RPLF Holdings, LLC	Software Publishers
Common Equity (45,890 units) (7) (13)				1/17/2018			88,917	157,899	0.6

RSA Security	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		8.50%	(L +7.75%)	4/16/2021	4/27/2029	635,556	627,810	631,064	2.4
Senior Secured Loan (Delayed Draw) (12)		n/m (5)	(L +7.75%)	4/16/2021	4/16/2029	—	—	(2,576)	—
						635,556	627,810	628,488	2.4
RumbleOn, Inc.	Other Industrial Machinery Manufacturing
Senior Secured Loan		9.25%	(L +8.25%)	8/31/2021	8/31/2026	1,050,000	990,383	990,383	3.7
Senior Secured Loan (Delayed Draw) (12)		n/m (5)	(L +8.25%)	8/31/2021	2/23/2023	—	(4,435)	(4,435)	—
Warrants (warrants to purchase up to $150,000 in stock) (7)				8/31/2021	2/28/2023 (18)		50,082	50,082	0.2
						1,050,000	1,036,030	1,036,030	3.9
SourceHOV Tax, Inc.	Other Accounting Services
Senior Secured Loan		7.50%	(L +6.50%)	3/16/2020	3/16/2025	3,542,803	3,512,033	3,542,580	13.3
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +6.50%)	5/17/2021	3/17/2025	—	(2,891)	(13)	—
						3,542,803	3,509,142	3,542,567	13.3

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2021

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,)	Child Day Care Services
Senior Secured Loan		8.38%	(L +8.25%)	7/26/2018	7/30/2026	$1,241,800	$1,214,568	$1,145,351	4.2%

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (9)		5.25%	(L +4.25%)	5/15/2018	12/11/2024	103,033	102,908	103,162	0.4
Senior Secured Loan		9.00%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,593,196	1,588,354	6.0
						1,696,253	1,696,104	1,691,516	6.4
The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		9.75%	(L +8.75%)	12/22/2017	12/22/2022	500,000	498,781	500,000	1.9
Senior Secured Loan		8.00%	(L +7.00%)	2/14/2020	12/31/2021	333,333	333,333	333,333	1.3
Senior Secured Loan		9.75%	(L +8.75%)	7/18/2019	12/22/2022	500,000	500,000	500,000	1.9
Senior Secured Loan (Delayed Draw)		9.75%	(L +8.75%)	7/20/2018	12/31/2021	166,667	166,667	166,667	0.6
						1,500,000	1,498,781	1,500,000	5.7
Thryv, Inc. (9)	Directory and Mailing List Publishers
Senior Secured Loan		9.50%	(L +8.50%)	2/18/2021	3/1/2026	1,090,966	1,065,413	1,111,760	4.2

TruGreen Limited Partnership	Landscaping Services
Senior Secured Loan		9.25%	(L +8.50%)	5/13/2021	11/2/2028	1,500,000	1,544,780	1,530,000	5.7

TTG Healthcare, LLC	Diagnostic Imaging Centers
Senior Secured Loan		8.50%	(L +7.50%)	3/1/2019	11/28/2025	1,612,887	1,597,617	1,587,225	6.0
Preferred Equity (191 Class B units) (7) (13)				3/1/2019			191,409	293,154	1.1
						1,612,887	1,789,026	1,880,379	7.1
Total Debt and Equity Investments						$39,276,624	$39,196,413	$38,664,641	145.1%

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2021

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Structured Finance Note Investments (11)
Subordinated Notes and Mezzanine Debt (14) (15)
Apex Credit CLO 2020 Ltd.
Subordinated Notes (16)		11.43%		11/16/2020	11/19/2031	$3,650,000	$3,093,312	$3,129,651	11.7%

Apex Credit CLO 2021 Ltd
Subordinated Notes (16)		14.53%		5/28/2021	7/18/2034	1,480,000	1,291,683	1,256,580	4.7

Monroe Capital MML CLO X, LTD.
Mezzanine debt - Class E		10.93%	(L +8.85%)	8/7/2020	8/20/2031	1,000,000	946,374	1,002,235	3.8

Regatta II Funding
Mezzanine debt - Class DR2		13.62%	(L +6.95%)	6/5/2020	1/15/2029	800,000	726,210	793,254	3.0

Total Subordinated Notes and Mezzanine Debt						6,930,000	6,057,579	6,181,720	23.2

Loan Accumulation Facilities (17)
Apex Credit CLO 2021-II Ltd
Loan accumulation facility		13.50%		7/14/2021	7/14/2022	1,500,000	1,500,000	1,500,000	5.6

Total Structured Finance Note Investments						$8,430,000	$7,557,579	$7,681,720	28.8%

Total Investments						$47,706,624	$46,753,992	$46,346,361	173.9%

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2021
(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Rule 6-03(f) of Regulation S-X or Rule 144 of the Securities Act.
(2)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of September 30, 2021:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%

(3)Substantially all of the debt investments bear interest at rates determined by reference to LIBOR (L), and which are reset monthly or quarterly. For all variable-rate investments, the schedule presents the spread over LIBOR and the interest rate as of September 30, 2021. All investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
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
(6)The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of September 30, 2021:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
Milrose Consultants, LLC	7.59%	7.00%	0.59%

(7)Non-income producing.
(8)Investments pledged as collateral under the PWB Credit Facility.
(9)Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.
(10)Investment was on non-accrual status as of September 30, 2021, meaning the Company has suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(11)Non-qualifying assets under Section 55(a) of the 1940 Act. As defined under Section 55 of the 1940 Act, qualifying assets must represent at least 70% of the Company's assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2021, approximately 81% of the Company's assets were qualifying assets.
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

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2021
(17) Loan accumulation facilities are financing structures intended to aggregate loans that may be used to form the basis of a CLO vehicle. Reported yields represent the realized yield since acquisition. Income notes associated with loan accumulation facilities generally pay returns equal to the actual income earned on facility assets less costs of senior financing. As of September 30, 2021, the fair value of loan accumulation facilities were determined by reference to Transaction Price.
(18) Represents expiration date of the warrants.

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of presentation: The accompanying interim financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to ASC Topic 946, Financial Services–Investment Companies, the requirements for reporting on Form 10-Q, and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation as of and for the periods presented. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation and the accompanying notes thereto. These financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10 K for the year ended December 31, 2020. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
Significant Accounting Policies: The following information supplements the description of significant accounting policies contained in Note 2 to the Company's financial statements included in the Company's Annual Report on Form 10 K for the year ended December 31, 2020.
Revenue recognition:
Structured Finance Notes - loan accumulation facilities. Recognition of interest income on our loan accumulation facilities generally take the form of mandatorily redeemable instruments that mature upon the earlier closing of the CLO securitization or stated expiration date of the instrument. Interest income is recognized on an accrual basis as earned in accordance with the settlement terms of the instrument.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Concentration of credit risk: Aside from its debt instruments, including investments in Structured Finance Notes, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. The Company places cash deposits only with high credit quality institutions that it believes will mitigate the risk of loss due to credit risk. The amount of loss due to credit risk from debt investments, if borrowers completely fail to perform according to the terms of the contracts, and the collateral or other security for those instruments proved to be of no value to the Company, is equal to the sum of the Company's recorded investment in debt instruments and the unfunded loan commitments disclosed in Note 6.
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
Equity Ownership: As of September 30, 2021, affiliates of OFS Advisor held 74,084 shares of common stock, which is approximately 4% of the Company's outstanding shares of common stock.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Expenses recognized under agreements with the Advisors, CCO and OFS Services and distributions paid to affiliates for the three and nine months ended September 30, 2021 and 2020 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Base management fees	$139,322	$135,497	$417,822	$400,894
Incentive fees	137,792	72,366	255,051	213,843
Administration fees	187,261	242,737	560,194	644,478
Dealer manager fees	—	12,750	16,500	25,620
Reimbursements of organizational, offering and Contractual Issuer Expenses	—	6,375	8,250	13,560
Distributions paid to affiliates	18,803	18,380	56,408	55,896
Expense Limitation Agreements: The Advisory Agreements and ESAs limit the Company's incurred expenses. The Advisory Agreements and the ESAs are substantively identical in their terms and conditions with respect to expense limitation support provided to the Company. Expense limitations prior to August 3, 2020, were provided by OFS Advisor and expense limitations on or after August 3, 2020, are provided by CIM Capital. Expense limitations provided under the Advisory Agreements and ESAs for the three and nine months ended September 30, 2021 and 2020, are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net offering costs and Contractual Issuer Expenses limitations under the Advisory Agreements	$9,825	$75,451	$68,863	$237,369
Operating expense limitations under the ESAs	652,774	452,480	1,171,107	1,212,358
Net expense limitations under agreements with the Advisors	$662,599	$527,931	$1,239,970	$1,449,727
The Company is conditionally obligated to reimburse the Advisors for aggregate expense support provided of $4,679,799 and $4,570,949 at September 30, 2021 and December 31, 2020, respectively, as presented below:

	September 30, 2021	December 31, 2020
Unreimbursed costs under the Advisory Agreements:
Offering costs:
Unamortized as of period end	$23,186	$69,293
Amortized as of period end	533,015	572,063
Contractual Issuer Expenses	19,012	30,773
Total unreimbursed costs under the Advisory Agreements	575,213	672,129
Unreimbursed operating expense support under the ESAs	4,104,586	3,898,820
Total conditional reimbursement obligation under expense limitation agreements with the Advisors	$4,679,799	$4,570,949
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Unreimbursed offering costs and Contractual Issuer Expenses subject to conditional reimbursement as of September 30, 2021, are summarized below:

Period incurred	Unreimbursed Total	Expiration of reimbursement eligibility (1)
Three months ended December 31, 2018	$23,452	December 31, 2021
Year ended December 31, 2019	305,436	December 31, 2022
Year ended December 31, 2020	217,356	December 31, 2023
Nine months ended September 30, 2021	28,969	September 30, 2024
Total unreimbursed offering costs and Contractual Issuer Expenses	$575,213
(1) Expenses are pooled monthly for the determination of their reimbursement expiration date and are summarized into quarterly and yearly pools for presentation purposes. Expirations of reimbursement eligibility for portions of each pool occurs at each month-end within the periods presented above.
Expense Support Agreement: Unreimbursed support for operating expenses provided under the ESAs and subject to conditional reimbursement as of September 30, 2021, is summarized below:

		Other Operating Expense Ratio
Supported period	Amount of expense limitation	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share (1)	Expiration of reimbursement eligibility
Three months ended December 31, 2018	$188,188	5.3%	7.2%	7.0%	December 31, 2021
Three months ended March 31, 2019	272,547	6.1%	5.5%	7.0%	March 31, 2022
Three months ended June 30, 2019	238,847	5.7%	5.5%	7.0%	June 30, 2022
Three months ended September 30, 2019	231,737	5.1%	5.5%	7.1%	September 30, 2022
Three months ended December 31, 2019	385,544	4.9%	5.5%	7.2%	December 31, 2022
Three months ended March 31, 2020	334,160	5.9%	6.2%	7.2%	March 31, 2023
Three months ended June 30, 2020	425,718	6.1%	6.2%	7.2%	June 30, 2023
Three months ended September 30, 2020	452,480	6.7%	6.2%	7.2%	September 30, 2023
Three months ended December 31, 2020	404,258	6.6%	6.2%	7.2%	December 31, 2023
Three months ended March 31, 2021	253,800	6.5%	n/m(2)	7.2%	March 31, 2024
Three months ended June 30, 2021	264,533	7.6%	n/m(2)	7.1%	June 30, 2024
Three months ended September 30, 2021	652,774	6.8%	n/m(2)	7.1%	September 30, 2024
Total unreimbursed operating expense limitations provided under the ESAs	$4,104,586
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
Amounts Due to OFS Advisor and its Affiliates: Amounts due to OFS Advisor and its affiliates of $557,739 and $589,318 reported in the consolidated statements of assets and liabilities as of September 30, 2021 and December 31, 2020, respectively, represent amounts payable under the Investment Advisory Agreement and Administration Agreement. Amounts due from CIM Capital of $599,800 and $659,003 reported in the consolidated statements of assets and liabilities as of September 30, 2021 and December 31, 2020, respectively, represents amounts receivable under the Expense Support Agreement.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 4. Investments
As of September 30, 2021, the Company had loans to 24 portfolio companies, of which 99% were senior secured loans and 1% were subordinated loans, at fair value, as well as common and preferred equity investments in four of these portfolio companies. The Company also held equity investments in three portfolio companies in which it did not hold a debt investment and five Structured Finance Note investments. At September 30, 2021, investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments (1)	$37,089,300	79.3%	139.1%	$37,439,383	80.8%	140.5%
Subordinated debt investments	1,491,934	3.2	5.6	457,318	1.0	1.7
Preferred equity investments	191,409	0.4	0.7	293,154	0.6	1.1
Common equity and warrant investments	423,770	0.9	1.6	474,786	1.0	1.8
Total Portfolio Company Investments	39,196,413	83.8	147.0	38,664,641	83.4	145.1
Structured Finance Notes	7,557,579	16.2	28.4	7,681,720	16.6	28.8
Total investments	$46,753,992	100.0%	175.4%	$46,346,361	100.0%	173.9%
(1) Includes debt investments, typically referred to as unitranche, in which we have entered into contractual arrangements with co-lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. Amortized cost and fair value of these investments were $3,898,255 and $3,965,185, respectively.
At September 30, 2021, all of the Company’s debt, equity and loan accumulation facility investments were domiciled in the United States, while its subordinated note and mezzanine debt investments were domiciled in the Cayman Islands. Structured Finance Notes generally hold underlying portfolios of investments in companies domiciled in the United States of America. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$3,326,036	7.1%	12.5%	$3,396,602	7.3%	12.7%
Arts, Entertainment, and Recreation
All Other Amusement and Recreation Industries	1,498,781	3.2	5.6	1,500,000	3.2	5.6
Landscaping Services	1,544,780	3.3	5.8	1,530,000	3.3	5.7
Construction
Plumbing, Heating, and Air-Conditioning Contractors	379,200	0.8	1.4	377,004	0.8	1.4
Health Care and Social Assistance
Child Day Care Services	1,214,568	2.6	4.6	1,145,351	2.5	4.3
Diagnostic Imaging Centers	1,789,026	3.8	6.7	1,880,379	4.1	7.1
Home Health Care Services	990,672	2.1	3.7	1,000,000	2.2	3.8
Outpatient Mental Health and Substance Abuse Centers	1,297,123	2.8	4.9	1,365,531	2.9	5.1
Information
Data Processing, Hosting, and Related Services	115,154	0.2	0.4	152,450	0.3	0.6
Directory and Mailing List Publishers	1,065,413	2.3	4.0	1,111,760	2.4	4.2
Software Publishers	88,917	0.2	0.3	157,899	0.3	0.6

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Manufacturing
Current-Carrying Wiring Device Manufacturing	$877,954	1.9%	3.3%	$982,518	2.1%	3.7%
Metal Can Manufacturing	1,121,707	2.4	4.2	1,133,575	2.4	4.3
Other Industrial Machinery Manufacturing	1,036,030	2.2	3.9	1,036,030	2.2	3.9
Unlaminated Plastics Profile Shape Manufacturing	2,104,741	4.5	7.9	2,100,000	4.5	7.9
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	3,898,255	8.3	14.5	3,965,185	8.6	14.9
Marketing Consulting Services	970,202	2.1	3.6	978,403	2.1	3.7
Other Accounting Services	3,509,142	7.5	13.2	3,542,567	7.6	13.3
Other Computer Related Services	1,006,058	2.2	3.8	1,017,348	2.2	3.8
Public Administration
Other Justice, Public Order, and Safety Activities	46,403	0.1	0.2	18,954	—	0.1
Retail Trade
Electronic Shopping and Mail-Order Houses	997,500	2.1	3.7	997,505	2.2	3.7
Shoe Store	519,121	1.1	1.9	471,478	1.0	1.8
Wholesale Trade
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	627,810	1.3	2.4	628,488	1.4	2.4
Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers	1,755,862	3.8	6.6	1,787,857	3.9	6.7
Industrial Machinery and Equipment Merchant Wholesalers	1,696,104	3.6	6.4	1,691,516	3.6	6.3
Motor Vehicle Parts (Used) Merchant Wholesalers	4,709,541	10.1	17.7	4,696,241	10.3	17.5
Stationery and Office Supplies Merchant Wholesalers	1,010,313	2.2	3.8	—	—	—
Total Portfolio Company Investments	$39,196,413	83.8%	147.0%	$38,664,641	83.4%	145.1%
Structured Finance Notes	7,557,579	16.2	28.4	7,681,720	16.6	28.8
Total investments	$46,753,992	100.0%	175.4%	$46,346,361	100.0%	173.9%
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

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments (1)	$39,315,954	85.1%	143.3%	$38,890,010	85.8%	141.8%
Subordinated debt investments	1,482,464	3.2	5.4	381,516	0.8	1.4
Preferred equity investments	191,409	0.4	0.7	338,000	0.7	1.2
Common equity and warrant investments	540,157	1.2	2.0	708,036	1.6	2.6
Total Portfolio Company Investments	41,529,984	89.8	151.4	40,317,562	89.0	147.0
Structured Finance Notes	4,696,597	10.2	17.1	4,997,126	11.0	18.2
Total investments	$46,226,581	100.0%	168.5%	$45,314,688	100.0%	165.2%
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

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$2,353,885	5.1%	8.6%	$2,330,921	5.1%	8.5%
Arts, Entertainment, and Recreation
All other amusement and recreation industries	1,498,036	3.2	5.5	1,426,579	3.1	5.2
Construction
Plumbing, Heating, and Air-Conditioning Contractors	461,054	1.0	1.7	441,870	1.0	1.6
Health Care and Social Assistance
Child Day Care Services	699,087	1.5	2.5	628,475	1.4	2.3
Diagnostic Imaging Centers	1,800,633	3.9	6.6	1,957,283	4.3	7.1
Home Health Care Services	987,954	2.1	3.6	1,000,000	2.2	3.6
Offices of Physicians, Mental Health Specialists	2,031,579	4.4	7.4	2,035,075	4.5	7.4
Outpatient Mental Health and Substance Abuse Centers	994,006	2.2	3.6	1,000,000	2.2	3.6
Industry
Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers	1,821,294	3.9	6.6	1,864,107	4.1	6.8
Information
Data Processing, Hosting, and Related Services	115,154	0.2	0.4	178,000	0.4	0.6
Software Publishers	1,673,276	3.6	6.1	1,702,816	3.8	6.2

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Finance and Insurance
Insurance Agencies and Brokerages	$1,405,677	3.0%	5.1%	$1,391,331	3.1%	5.1%
Manufacturing
Commercial Printing (except Screen and Books)	245,202	0.5	0.9	245,540	0.5	0.9
Custom Compounding of Purchased Resins	1,412,938	3.1	5.1	1,570,850	3.5	5.7
Truck Trailer Manufacturing	1,837,097	4.0	6.7	1,894,285	4.2	6.9
Unlaminated Plastics Profile Shape Manufacturing	2,007,100	4.3	7.3	1,979,900	4.4	7.2
National industry
Marketing Consulting Services	982,009	2.1	3.6	982,009	2.2	3.6
Other Accounting Services	3,525,944	7.6	12.8	3,569,555	7.9	13.1
Semiconductor and Related Device Manufacturing	76,747	0.2	0.3	83,492	0.2	0.3
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	4,936,764	10.8	18.1	4,979,205	11.0	18.2
Other Computer Related Services	1,083,163	2.3	3.9	1,060,897	2.3	3.9
Public Administration
Other Justice, Public Order, and Safety Activities	52,133	0.1	0.2	40,279	0.1	0.1
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	1,624,785	3.5	5.9	1,636,364	3.6	6.0
Shoe Store	512,823	1.1	1.9	229,885	0.5	0.8
Wholesale Trade
Industrial Machinery and Equipment Merchant Wholesalers	1,696,873	3.7	6.2	1,605,919	3.5	5.9
Industrial Supplies Merchant Wholesalers	1,480,183	3.2	5.4	1,256,550	2.8	4.6
Motor Vehicle Parts (Used) Merchant Wholesalers	3,207,447	7.0	11.7	3,074,744	6.8	11.2
Stationery and Office Supplies Merchant Wholesalers	1,007,141	2.2	3.7	151,631	0.3	0.6
Total Portfolio Company Investments	41,529,984	89.8	151.4	40,317,562	89.0	147.0
Structured Finance Notes	4,696,597	10.2	17.1	4,997,126	11.0	18.2
Total investments	$46,226,581	100.0%	168.5%	$45,314,688	100.0%	165.2%
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. The amortized cost and fair value of the loan on non-accrual status with respect to all interest and Net Loan Fee amortization was $1,010,313 and $0, respectively, at September 30, 2021, and $1,007,141 and $151,631 respectively, at December 31, 2020.
On March 27, 2020, the Company's debt investments in Constellis Holdings, LLC were restructured, pursuant to which the Company converted its non-accrual debt investments into two new debt investments and 1,362 shares of common equity. The cost and fair value of debt investments received were $6,174 and $6,172, respectively, and the cost and fair value of the shares

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

of common equity received were $46,403 and $46,410, respectively. The Company recognized a realized loss of $526,444 on the restructuring in 2020, which was fully recognized as an unrealized loss as of December 31, 2019.
During the three months ended September 30, 2021, the Company sold it's common equity in Chemical Resources Holdings, Inc. for a realized gain of $159,827.
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
Level 2: Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include: (i) quoted prices for similar assets or liabilities in active markets; (ii) quoted prices for identical or similar assets or liabilities in markets that are not active; (iii) inputs other than quoted prices that are observable for the asset or liability; and (iv) inputs that are derived principally from or corroborated by observable market data.
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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. There were no transfers among Level 1, 2 and 3 for the three and nine months ended September 30, 2021. Senior securities with a fair value of $114,851 and $114,851 were transferred from Level 3 to Level 2 during the three and nine months ended September 30, 2020, respectively. Transfers from Level 3 to Level 2 during the September 30, 2020 reporting periods were due to availability of reliable Indicative Prices in those periods.
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
The following tables present the Company's investment portfolio measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

Security	Level 1	Level 2	Level 3	Fair Value at September 30, 2021
Debt investments	$—	$2,600,067	$35,296,634	$37,896,701
Equity investments	—	—	767,940	767,940
Structured Finance Notes	—	—	7,681,720	7,681,720
	$—	$2,600,067	$43,746,294	$46,346,361

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2020
Debt investments	$—	$316,480	$38,954,956	$39,271,436
Equity investments	—	—	1,046,036	1,046,036
Structured Finance Notes	—	—	4,997,216	4,997,216
	$—	$316,480	$44,998,208	$45,314,688
The following tables provide quantitative information about valuation techniques and the Company’s significant inputs to the Company’s Level 3 fair value measurements as of September 30, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at September 30, 2021	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$33,853,368	Discounted cash flow	Discount rates	7.62% - 12.18% (9.30%)
Senior secured	985,948	Market approach	Transaction Price
Subordinated	457,318	Discounted cash flow	Discount rates	19.27% - 19.27% (19.27%)

Structured Finance Notes:
Subordinated notes	4,386,231	Discounted cash flow	Discount rates(3)	8.00% - 12.00% (9.15%)
			Constant Default Rate(1)	0.00% - 2.00% (1.43%)
			Constant Default Rate(2)	2.00% - 2.00% (2.00%)
			Recovery Rate	60.00% - 60.00% (60.00%)

Mezzanine debt	1,795,489	Discounted cash flow	Discount margin	7.15% - 8.80% (8.07%)
			Constant Default Rate	2.00% - 3.00% (2.56%)
			Recovery Rate	60.00% - 60.00% (60.00%)

Loan accumulation facility	1,500,000	Market approach	Transaction Price

Equity investments:
Preferred equity	293,154	Market approach	EBITDA multiples	7.00x - 7.00x (7.00x)
Common equity and warrants	424,704	Market approach	EBITDA multiples	3.50x - 12.00x (8.02x)
Common equity and warrants	50,082	Market approach	Transaction Price
	$43,746,294
(1) Constant default rates for the next six months.
(2) Constant default rates following the next six months.
(3) The cash flows utilized in the discounted cash flow calculations assume liquidation at current market prices and redeployment of proceeds on all assets currently in default and all assets below specified fair value thresholds.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

	Fair Value at December 31, 2020	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$37,591,521	Discounted cash flow	Discount rates	6.24% - 24.43% (10.02%)
Senior secured	982,009	Market approach	Transaction Price
Subordinated	381,516	Market approach	EBITDA multiples	7.05x - 9.10x (7.86x)

Structured Finance Notes:
Subordinated notes	3,295,738	Discounted cash flow	Discount rates	15.00% - 15.00% (15.00%)
			Constant default rate	0.00% - 0.00% (0.00%)
			Constant default rate after 6 months	2.00% - 2.00% (2.00%)
			Recovery rate	60.00% - 60.00% (60.00%)

Mezzanine debt	1,701,388	Discounted cash flow	Discount margin	7.25% - 9.45% (8.58%)
			Constant default rate	0.00% - 2.00% (1.01%)
			Constant default rate after 9 months	2.00% - 3.00% (2.49%)
			Recovery rate	60.00% - 60.00% (60.00%)

Equity investments:
Preferred equity	338,000	Market approach	EBITDA multiples	7.00x - 7.00x (7.00x)
Common equity and warrants	708,036	Market approach	EBITDA multiples	3.75x - 11.50x (8.43x)
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The following tables present changes in the investment measured at fair value using Level 3 inputs for the nine months ended September 30, 2021 and 2020, respectively:

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Notes	Total
Level 3 assets, December 31, 2020	$38,573,440	$381,516	$338,000	$708,036	$4,997,216	$44,998,208
Net unrealized appreciation (depreciation) on investments	728,829	66,332	(44,846)	(116,864)	(176,477)	456,974
Net realized gain (loss) on investments	(9,551)	—	—	131,023	—	121,472
Amortization of Net Loan Fees	334,560	4,165	—	—	55,262	393,987
Paid-in-kind interest income	66,672	5,305	—	—	—	71,977
Accretion of interest income on Structured Finance Notes	—	—	—	—	344,688	344,688
Proceeds from principal payments on portfolio investments	(20,029,062)	—	—	—	(1,600,000)	(21,629,062)
Sale of portfolio investments	(751,167)	—	—	(297,491)	—	(1,048,658)
Purchase of portfolio investments	15,925,594	—	—	50,082	4,426,853	20,402,529
Proceeds from distributions received from Structured Finance Notes	—	—	—	—	(365,821)	(365,821)
Level 3 assets, September 30, 2021	$34,839,315	$457,318	$293,154	$474,786	$7,681,721	$43,746,294

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Notes	Total
Level 3 assets, December 31, 2019	$34,592,771	$1,384,896	$201,006	$585,675	$—	$36,764,348
Net unrealized appreciation (depreciation) on investments	(114,953)	(663,445)	85,994	(50,128)	40,903	(701,629)
Net realized loss on investments	(572,253)	—	—	—	—	(572,253)
Amortization of Net Loan Fees	68,022	705	—	—	15,348	84,075
Paid-in-kind interest income	4,937	4,002	—	—	—	8,939
Proceeds from principal payments on portfolio investments	(4,197,505)	—	—	—	—	(4,197,505)
Sale of portfolio investments	(800,983)	—	—	—	—	(800,983)
Purchase of portfolio investments	10,590,200	—	—	—	1,549,812	12,140,012
Conversion from debt investment to equity investment (see Note 4)	(46,403)	—	—	46,403	—	—
Amendment fees collected	(667)	(1,192)	—	—	—	(1,859)
Transfers out of Level 3	(114,851)	—	—	—	—	(114,851)
Level 3 assets, September 30, 2020	$39,408,315	$724,966	$287,000	$581,950	$1,606,063	$42,608,294

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the nine months ended September 30, 2021 and 2020, attributable to the Company’s assets still held at those respective period ends was as follows:

	Period ended September 30,
	2021	2020
Senior secured debt investments	$645,049	$(682,959)
Subordinated debt investments	66,331	(663,445)
Preferred equity	(44,846)	85,994
Common equity and warrants	30,667	(49,897)
Structured Finance Notes	(128,580)	40,903
Net unrealized appreciation (depreciation) on investments held	$568,621	$(1,269,404)
Other Financial Assets and Liabilities
The Company provides disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments, such as cash, receivables and payables, approximate the fair value of such items due to the short maturity of such instruments. The PWB Credit Facility is a variable rate instrument and fair value approximates book value as of September 30, 2021 and December 31, 2020.
The following tables present the fair value measurements of the Company's debt and indicate the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$2,050,000	$2,050,000
Unsecured Note	—	—	15,069,848	15,069,848
Total debt, at fair value	$—	$—	$17,119,848	$17,119,848

	December 31, 2020
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$4,775,000	$4,775,000
Unsecured Note	—	—	15,723,415	15,723,415
Total debt, at fair value	$—	$—	$20,498,415	$20,498,415
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

The following table sets forth the carrying values and fair values of the Company’s debt as of September 30, 2021 and December 31, 2020, respectively:

	As of September 30, 2021		As of December 31, 2020
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
PWB Credit Facility	$2,050,000	$2,050,000	$4,775,000	$4,775,000
Unsecured Note	14,624,451	15,069,848	14,714,235	15,723,415
Total debt	$16,674,451	$17,119,848	$19,489,235	$20,498,415
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 6. Commitments and Contingencies
The Company has the following unfunded commitments to portfolio companies as of September 30, 2021 and December 31, 2020, respectively:

Name of Portfolio Company	Investment Type	September 30, 2021	December 31, 2020
A&A Transfer, LLC	Senior Secured Loan (Revolver)	$237,303	$237,303
BayMark Health Services, Inc.	Senior Secured Loan (Delayed Draw)	662,879	—
Convergint Technologies	Senior Secured Loan (Delayed Draw)	4,510	—
I&I Sales Group, LLC	Senior Secured Loan (Revolver)	29,304	29,304
Inergex Holdings, LLC	Senior Secured Loan (Revolver)	187,500	187,500
RSA Security	Senior Secured Loan (Delayed Draw)	364,444	—
RumbleOn, Inc.	Senior Secured Loan (Delayed Draw)	450,000	—
SourceHOV Tax, Inc.	Senior Secured Loan (Revolver)	213,636	—
		$2,149,576	$454,107
From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2021.
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
Note 7. Borrowings
PWB Credit Facility: The Company has a $15.0 million credit commitment under its PWB Credit Facility, maturing February 28, 2023, of which $2.05 million was drawn as of September 30, 2021. At September 30, 2021, the effective interest rate on the PWB Credit Facility was 5.65%. The unfunded commitment under the PWB Credit Facility was $12.95 million as of September 30, 2021 and is available, subject to a borrowing base and other covenants. All investments are pledged as collateral under the PWB Credit Facility.
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
Unsecured Note: As of September 30, 2021, the Company's Unsecured Note had an aggregate outstanding principal of $15.0 million. The Unsecured Note has a fixed interest rate of 5.50% and is due on November 27, 2026. At September 30, 2021, the effective interest rate on the Unsecured Note was 5.98%.
On September 23, 2021, the Company executed an amendment (the “Amendment”) to its Note Purchase Agreement dated November 27, 2019 (the “Note Purchase Agreement”). The Amendment, among other things: (i) extended the scheduled maturity date of the Unsecured Note from November 27, 2024 to November 27, 2026; (ii) reduced the coupon rate of the Unsecured Note from 6.50% to 5.50%; and (iii) reduced the default rate of the Unsecured Note, if applicable, from 8.50% to 7.50%. In addition, under the Note Purchase Agreement as amended by the Amendment, the Company may, at its option, upon notice to the purchaser, redeem at any time all, or from time to time any part of, the Unsecured Note, in an amount not less than 10% of the aggregate principal amount of the Unsecured Note then outstanding in the case of a partial redemption, at 100% of the principal amount so redeemed, together with interest on such Unsecured Note accrued to, but excluding, the date of redemption, and with no redemption settlement amount paid by the Company in connection with any such redemption. In connection with the Amendment, the Company paid to the purchaser a structuring fee of $150,000.
The Unsecured Note contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, and minimum asset coverage ratio. The Note Purchase

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, certain judgements and orders, and certain events of bankruptcy.
The Company's interest expense, average outstanding borrowing and weighted average interest expense on the Company's debt are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
PWB Credit Facility	$15,737	$40,587	$120,987	$155,297
Unsecured Note	268,337	262,187	791,903	780,503
Total interest expense (1)	$284,074	$302,774	$912,890	$935,800

Average dollar borrowings	$15,280,978	$16,684,239	$16,432,875	$17,513,686
Weighted average interest rate	7.44%	6.91%	7.41%	6.88%
(1) Interest expense is inclusive of interest on the outstanding balance, commitment fees on undrawn amounts, and the amortization of deferred debt issuance costs.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 8. Financial Highlights
The following is a schedule of financial highlights for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Per share operating performance:
Net asset value per share at beginning of period	$12.88	$12.00	$12.59	$13.00
Net investment income (6)	0.33	0.24	0.83	0.74
Net realized gain (loss) on non-control/non-affiliate investments (6)	0.07	—	0.07	(0.26)
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments, net of taxes (6)	(0.05)	0.42	0.24	(0.35)
Total from investment operations	0.35	0.66	1.14	0.13
Distributions (1)	(0.25)	(0.25)	(0.76)	(0.75)
Issuance of common stock (2) (6)	—	—	0.01	0.03
Net asset value per share at end of period	$12.98	$12.41	$12.98	$12.41
Total return based on net asset value (3)(8)	2.7%	5.5%	9.2%	1.5%
Shares outstanding at end of period	2,053,396	2,164,650	2,053,396	2,164,650
Weighted average shares outstanding or subscribed	2,105,581	2,203,227	2,149,392	2,225,957
Ratio/Supplemental Data
Average net asset value (4)	$26,902,484	$26,553,800	$27,302,542	$27,246,418
Net asset value at end of period	$26,654,141	$26,857,908	$26,654,141	$26,857,908
Net investment income	$689,003	$532,989	$1,778,177	$1,654,865
Ratio of total net operating expenses to average net assets (5)	5.4%	7.6%	9.0%	7.8%
Ratio of net investment income to average net assets (5)	10.2%	8.0%	8.7%	8.1%
Portfolio turnover (7)	5.1%	0.8%	51.5%	15.9%
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 9. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued or subscribed in the Offering during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020
	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	39,426	$550,000	66,483	$903,992
Commissions and dealer manager fees	—	(38,100)	—	(76,250)
Net proceeds to the Company	39,426	$511,900	66,483	$827,742
Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the nine months ended September 30, 2021 and 2020. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount	Cash Distribution
Nine Months Ended September 30, 2020
January 29, 2020	January 29, 2020, February 26, 2020 and March 27, 2020	April 15, 2020	$0.0875	$589,261
April 28, 2020	April 28, 2020	July 15, 2020	0.0825	182,996
May 27, 2020	May 27, 2020	July 15, 2020	0.0792	177,251
June 25, 2020	June 26, 2020	July 15, 2020	0.0822	179,554
July 28, 2020	July 29, 2020	October 15, 2020	0.0810	177,250
August 26, 2020	August 27, 2020	October 15, 2020	0.0825	182,672
September 25, 2020	September 28, 2020	October 15, 2020	0.0846	182,807

Nine Months Ended September 30, 2021
January 26, 2021	January 27, 2021	April 15, 2021	$0.0846	$184,337
February 23, 2021	February 24, 2021	April 15, 2021	0.0846	184,337
March 27, 2021	March 29, 2021	April 15, 2021	0.0846	186,173
April 27, 2021	April 28, 2021	July 15, 2021	0.0846	181,488
May 25, 2021	May 26, 2021	July 15, 2021	0.0846	182,987
June 26, 2021	June 28, 2021	July 15, 2021	0.0846	178,333
July 27, 2021	July 28, 2021	October 15, 2021	0.0846	178,333
August 27, 2021	August 27, 2021	October 15, 2021	0.0846	178,333
September 27, 2021	September 28, 2021	October 15, 2021	0.0846	173,717
The per share distribution amount was $0.76 and $0.75 for the nine months ended September 30, 2021 and 2020, respectively.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Repurchases of Shares
The following table summarizes the common stock repurchases by the Company for the nine months ended September 30, 2021 and 2020, respectively:

	Number of Shares	Amount
Nine months ended September 30, 2020
January 1, 2020 through April 3, 2020 (1)	32,622	$364,384
April 4, 2020 through June 30, 2020	53,665	654,713
July 1, 2020 through September 30, 2020	55,320	694,819

Nine months ended September 30, 2021
January 1, 2021 through April 5, 2021(2)	55,377	$708,272
April 6, 2021 through June 30, 2021	55,016	700,354
July 1, 2021 through September 30, 2021	54,557	702,694
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
Note 10. Subsequent Events Not Disclosed Elsewhere
On October 26, 2021, the Board declared a distribution of $0.0846 per common share, which represents a 7.1% distribution yield, payable on January 15, 2022, to stockholders of record on October 27, 2021.
Subsequent to September 30, 2021, the Company sold an additional 20,907 common shares for additional net proceeds of $271,400.
On November 9, 2021, the Board approved a tender offer, commencing on November 29, 2021, to purchase 2.5% of the weighted average number of shares of the outstanding Common Stock for the trailing 12-month period ending September 30, 2021.
COVID-19
We evaluated events subsequent to September 30, 2021 through November 11, 2021. We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it impacts our portfolio companies, employees, due diligence and underwriting processes, and financial markets. The U.S. capital markets experienced extreme volatility and disruption following the outbreak of the COVID-19 pandemic, which appear to have subsided and returned to pre-COVID-19 levels. Nonetheless, certain economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn.
On March 27, 2020, the U.S. government enacted the CARES Act, which contains provisions intended to mitigate the adverse economic effects of COVID-19. On December 27, 2020, the U.S. government enacted the December 2020 COVID Relief Package. Additionally, on March 11, 2021, the U.S. government enacted the American Rescue Plan, which included additional funding to mitigate the adverse economic effects of the COVID-19 pandemic. It is uncertain whether, or to what extent, our portfolio companies have been or will be able to benefit from the CARES Act, the December 2020 COVID Relief Package, the American Rescue Plan, or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend to a large extent on future developments regarding the duration and severity of the coronavirus, effectiveness of vaccination deployment and the actions taken by governments (including stimulus measures or the lack thereof) and their citizens to contain the coronavirus or treat its impact, all of which are beyond our control. An extended period of global supply chain, economic disruption and labor shortages could materially affect our business, results of operations, access to sources of liquidity and financial condition. Given the fluidity of

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

the situation, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position, or cash flows at this time.

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
Overview
    Key performance metrics are presented below:

	September 30, 2021	June 30, 2021
Net asset value per common share	$12.98	$12.88

	Three Months Ended		Nine Months Ended September 30,
	September 30, 2021	June 30, 2021	2021	2020
Net investment income per common share	$0.33	$0.25	$0.83	$0.74
Net increase in net assets resulting from operations per common share	0.35	0.42	1.14	0.13
Distributions declared per common share	0.25	0.25	0.76	0.75
Our NAV per share increased to $12.98 at September 30, 2021 from $12.88 at June 30, 2021, primarily due to net investment income exceeding our quarterly distribution by $158,620, or $0.08 per share.
During the three months ended September 30, 2021, our portfolio experienced net gains of $47,390, or $0.02 per share, principally due to positive performance factors on our senior debt investments and the realized gain on the sale of our common equity in Chemical Resources Holdings, LLC of $129,332 and $159,827, respectively, offset by unrealized depreciation on our equity investments and Structured Finance Notes of $243,805. Net investment income per share increased to $0.33 per share for the three months ended September 30, 2021, compared to $0.25 per share during the second quarter of 2021. For the three months ended September 30, 2021, weighted average yield on performing debt and Structured Finance Notes decreased to 9.59% from 9.67% in the quarter ending June 30, 2021, primarily due to a decrease in the weighted average yield of our Structured Finance Notes. As of September 30, 2021, our weighted average interest costs remained stable, however, we anticipate a reduction in our weighted average interest costs in future quarters due to the September 23, 2021 Unsecured Note amendment that reduced the fixed rate from 6.50% to 5.50%.
Since OFS Advisor implemented its business continuity plan in mid-March 2020, OFS Advisor's entire team has effectively transitioned to remote work and we are currently capable of maintaining our normal functionality to complete our operational requirements.
OFS Advisor has actively monitored our portfolio companies throughout this period of economic uncertainty, which included on-going assessments of our portfolio companies' operational and liquidity outlook. During the three months ended September 30, 2021, we provided a portfolio company a delayed draw facility with a commitment of $450,000 and amended four directly-originated loans. As of September 30, 2021, we had unfunded commitments of $2,149,576 to eight portfolio companies. During the three months ended September 30, 2021, we purchased a Structured Finance Note for a cost of $1,500,000 and completed $3,879,417 in Portfolio Company Investments.
At September 30, 2021, our asset coverage ratio was 256% and we remained in compliance with all applicable financial covenant thresholds under our outstanding debt and our minimum asset coverage requirement under the 1940 Act. As of September 30, 2021, we had an unfunded commitment of $12.95 million under our PWB Credit Facility. Based on fair values and equity capital at September 30, 2021, we could access our entire commitment under the PWB Credit Facility and have an asset coverage ratio of 197%. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and expect to continue to selectively deploy capital in new investment opportunities in this challenging environment.
    On October 26, 2021, our Board declared a $0.0846 per common share distribution, payable on January 15, 2022, to stockholders of record on October 27, 2021.
We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, and the magnitude of the economic impact of the outbreak, including the impact of travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to predict the duration and impact of additional business and supply-chain disruptions, the extent to which the COVID-19 pandemic will negatively affect our portfolio companies’ operating results, or the impact that such disruptions may have on our results of operations and financial condition. Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and possibly default on their financial obligations to us and their other capital providers. Some of our portfolio companies have significantly curtailed business operations, furloughed or laid off employees and terminated service providers and deferred capital expenditures, which could impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.
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
We are also subject to financial risks, including changes in market interest rates. As of September 30, 2021, approximately $38 million (principal amount) of our debt investments bore interest at variable rates, which are generally LIBOR-based, and many of which are subject to reference-rate floors. In connection with the COVID-19 pandemic, and primarily during the second quarter of 2020, the U.S. Federal Reserve and other central banks reduced certain interest rates contributing to the decline in other market interest reference rates, primarily in the second quarter of 2020. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases are not offset by a corresponding increase in the spread over the reference rates that we earn on our portfolio investments, a decrease in our operating expenses, including with respect to our Income Incentive Fee, or a decrease in the interest rate of our floating interest rate liabilities indexed to LIBOR, or its replacement reference rate(s) when determined. As of September 30, 2021, the majority of our variable rate debt investments are subject to the base rate floor, partially mitigating the impact of the recent decrease in LIBOR on our gross investment income.
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
    Conflicts may arise when an account managed by OFS Advisor makes an investment in conjunction with an investment being made by an Affiliated Account, or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Potential conflicts arise when addressing, among other things, questions as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced. For additional information see "Item 1. Business — Conflicts of Interest" and "Item 1A. Risk Factors — Risks Related to Our Business and Structure  — We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients" in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Fair value estimates. Our approach to fair value estimates was significantly adjusted in response to the economic uncertainty associated with the spread of the COVID-19 pandemic, principally through adjustments to the weights given the various methodologies we utilize to estimate discount rates, greater use of pandemic-adjusted forward-looking information, and shortening the evaluation periods used to assess the market depth and liquidity associated with Indicative Prices. These adjustments resulted from observed decreases in the historic correlation between observable inputs utilized on our valuation models. However, as of December 31, 2020, we had reverted all of our methodologies to their pre-pandemic weightings and evaluation periods as financial markets stabilized and the correlations between observable market factors returned.

The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments at September 30, 2021:

	Fair Value at September 30, 2021	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior secured	$36,453,435	$36,187,164	$36,698,705
Senior secured (Transaction Price)	985,948	985,948	985,948
Subordinated	457,318	442,818	471,818

Structured Finance Notes:
Subordinated notes	4,386,231	4,256,254	4,516,209
Mezzanine debt	1,795,489	1,766,134	1,824,845
Loan accumulation facility (Transaction Price)	1,500,000	1,500,000	1,500,000

Equity investments:
Preferred equity	293,154	234,800	351,509
Common equity and warrants	424,704	359,927	488,832
Common equity and warrants (Transaction Price)	50,082	50,082	50,082
	$46,346,361	$45,783,127	$46,887,948
The SEC issued a final rule in 2020 modifying Rule 2a-5 under the 1940 Act to establish requirements for determining fair value in good faith for purposes of the 1940 Act. We are evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intend to comply with the new rule’s requirements on or before the compliance date in September 2022.
Portfolio Composition and Investment Activity
Portfolio Composition
The following table summarizes the composition of our Portfolio Company Investments as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$37,089,300	$37,439,383	$39,315,954	$38,890,010
Subordinated debt investments	1,491,934	457,318	1,482,464	381,516
Preferred equity investments	191,409	293,154	191,409	338,000
Common equity and warrant investments	423,770	474,786	540,157	708,036
Total Portfolio Company Investments	$39,196,413	$38,664,641	$41,529,984	$40,317,562
Total number of portfolio companies	27	27	35	35
(1)Includes debt investments, typically referred to as unitranche, in which we have entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. At September 30, 2021, the aggregate amortized cost and fair value of these investments was $3,898,255 and $3,965,185, respectively.
As of September 30, 2021, all of our senior secured debt investments were floating rate loans and our subordinated debt investments were fixed rate loans. Approximately 97% of our Portfolio Company Investments at fair value, are senior securities of the borrower, rather than in the subordinated securities, preferred equity or common equity. We believe the seniority of our debt investments in the borrowers' capital structures may provide greater downside protection against the impact of the COVID-19 pandemic.

As of September 30, 2021, the three largest industries of our Portfolio Company Investments by fair value, were (1) Professional, Scientific and Technical Services of 20.5%, (2) Wholesale Trade of 19.2% and (3) Health Care and Social Assistance of 11.7%, totaling approximately 51.4% of the investment portfolio. For a full summary of our investment portfolio by industry, see "Item 1–Financial Statements–Note 4."
The weighted average yield on total investments(1) was 9.26% and 9.03% at September 30, 2021 and December 31, 2020, respectively. The following table displays the composition of our performing debt investments and Structured Finance Note portfolio by yield range and weighted average yields as of September 30, 2021 and December 31, 2020:

	September 30, 2021				December 31, 2020
	Senior Secured	Subordinated	Structured Finance		Senior Secured	Subordinated	Structured Finance
Yield Range	Debt	Debt	Notes	Total	Debt	Debt	Notes	Total
Less than 8%	32.0%	—%	—%	26.3%	25.5%	—%	16.6%	25.2%
8% - 10%	49.8	—	—	40.9	55.7	—	17.1	55.0
10% - 12%	12.4	—	53.4	19.1	16.3	—	—	16.1
12% - 14%	5.8	100.0	29.5	10.8	2.5	100.0	—	3.7
Greater than 14%	—	—	17.1	2.9	—	—	66.3	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Weighted average yield - performing debt and Structured Finance Note investments (2)	8.94%	13.50%	12.52%	9.59%	8.99%	12.73%	12.12%	9.03%
Weighted average yield - total debt and Structured Finance Note investments (3)	8.94%	4.36%	12.52%	9.38%	8.99%	4.08%	12.12%	8.81%
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

Investment Activity
The following is a summary of our investment activity for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
New Portfolio Company Investments	$2,032,402	$50,081	$6,976,634	$50,081
Add-on Portfolio Company Investments	1,796,934	—	11,666,621	—
Total Portfolio Company Investments	$3,829,336	$50,081	$18,643,255	$50,081
Number of new Portfolio Company Investments	3	1	6	1
Number of add-on Portfolio Company Investments	5	—	21	—

Proceeds/redemptions from principal payments/ equity investments	$1,792,444	—	$21,975,194	—
Proceeds from investments sold or redeemed	298,062	—	1,154,415	—
Total proceeds from principal payments, equity distributions and investments sold	$2,090,506	$—	$23,129,609	$—
Notable new Portfolio Company Investments during the nine months ended September 30, 2021, include Thryv, Inc. ($1.3 million senior secured loan), TruGreen Limited Partnership ($1.5 million senior secured loan) and RumbleOn, Inc. ($1.0 million senior secured loan and $0.1 million warrants).
Notable add-on Portfolio Company Investments during the nine months ended September 30, 2021, include All Star Auto Lights, Inc. ($1.3 million senior secured loan), BayMark Health Services, Inc. ($3.8 million senior secured loans) and Convergint Technologies Holdings, LLC ($3.1 million senior secured loans).
During the nine months ended September 30, 2021, we also invested $4,378,638 in Structured Finance Notes.
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
The following is a summary of our investment activity for nine months ended September 30, 2020:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Debt Investments	Equity Investments	Debt Investments	Equity Investments
Investments in new portfolio companies	$—	$—	$6,278,807	$—
Investments in existing portfolio companies:
Follow-on investments	1,323,333	—	3,983,300	—
Restructured investments	—	—	10,147	46,403
Delayed draw / revolver funding	—	—	424,543	—
Total investments in existing portfolio companies	1,323,333	—	4,417,990	46,403
Total investments in new and existing portfolio companies	$1,323,333	$—	$10,696,797	$46,403
Number of new portfolio company investments	—	—	4	—
Number of existing portfolio company investments	1	—	15	1
Proceeds from principal payments	$347,218	$—	$4,200,695	$—
Proceeds from investments sold or redeemed	—	—	2,517,293	—
Total proceeds from principal payments, equity distributions and investments sold	$347,218	$—	$6,717,988	$—

Notable investments in new portfolio companies during the nine months ended September 30, 2020 include A&A Transfer, LLC. ($2.0 million senior secured loan), Milrose Consultants, LLC ($1.3 million senior secured loan) and SourceHOV Tax, Inc. ($2.3 million senior secured loan).
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
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2020. The following table shows the classification of our debt securities of portfolio companies by credit risk rating as of September 30, 2021 and December 31, 2020:

	Debt Investments, at Fair Value
Risk Category	September 30, 2021		December 31, 2020
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	—	—	—	—
3 (Average)	37,600,937	99.2	37,258,347	94.9
4 (Special Mention)	295,763	0.8	1,861,548	4.7
5 (Substandard)	—	—	151,631	0.4
6 (Doubtful)	—	—	—	—
7 (Loss)	—	—	—	—
	$37,896,700	100.0%	$39,271,526	100.0%

    Changes in the distribution of our debt investments across risk categories during the nine months ended September 30, 2021 were a result of new debt investments, the receipt of amortization payments on existing debt investments, repayment of certain debt investments in full, changes in the fair value of our existing debt investments and realized gains on the sale of investments. During the nine months ended September 30, 2021, a debt investment with a cost and fair value of $481,621 and $457,318, respectively, had a risk rating upgrade from risk category 4 to risk category 3. A debt investment with a cost and fair value of $1,010,313 and $0, respectively, had a risk rating downgrade from risk category 5 to risk category 7.
Non-Accrual Loans
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status and the Company will generally cease recognizing cash interest, PIK interest, or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. No new loans were placed on non-accrual status during the nine months ended September 30, 2021. At September 30, 2021, the amortized cost and fair value of the loan on non-accrual status with respect to all interest and Net Loan Fee amortization was $1,010,313 and $0, respectively, and $1,007,141 and $151,631 at December 31, 2020, respectively.
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
The following analysis compares our quarterly results of operations to the second quarter of 2021, as well as our year-to-date results of operations to the corresponding period in the prior year. We believe a comparison of our current quarterly results to the preceding quarter is more meaningful and transparent than a comparison to the corresponding prior-year quarter as our results of operations are not influenced by seasonal factors the latter comparison is designed to elicit and highlight.
Comparison of the three months ended September 30, 2021 and June 30, 2021 and comparison of the nine months ended September 30, 2021 and 2020

	Three Months Ended		Nine Months Ended September 30,
	September 30, 2021	June 30, 2021	2021	2020
Interest income	$1,019,716	$1,187,008	$3,437,655	$3,166,684
Fee income	32,944	116,110	183,373	91,612
Total investment income	1,052,660	1,303,118	3,621,028	3,258,296
Total expenses	1,026,256	1,049,703	3,082,821	3,053,158
Expense limitations	(662,599)	(285,643)	(1,239,970)	(1,449,727)
Net investment income	689,003	539,058	1,778,177	1,654,865
Net gain (loss) on investments	47,390	369,877	661,549	(1,359,499)
Net increase in net assets resulting from operations	$736,393	$908,935	$2,439,726	$295,366
Investment income for the three and nine months ended September 30, 2021, consisted primarily of interest income on our debt investments and syndication fee income. For the three months ended September 30, 2021, interest income decreased compared to the prior quarter primarily due to greater Net Loan Fees and payoffs in the prior quarter. For the nine months ended September 30, 2021, interest income increased compared to the corresponding period in the prior year primarily due to an increase in the weighted average yield of our investments and the acceleration of Net Loan Fees related to payoffs. For the three months ended September 30, 2021, fee income decreased compared to the prior quarter due to a decrease in syndication fees. For the nine months ended September 30, 2021, fee income increased compared to the prior year corresponding period due to an increase in syndication and prepayment fees.

Gross Expenses. Our gross expenses are limited under the Advisory Agreements and ESAs. Investment expenses shown with respect to each governing expense limitation agreement for the three months ended September 30, 2021 and June 30, 2021 and the nine months ended September 30, 2021 and 2020, are presented below:

	Three Months Ended		Nine Months Ended September 30,
	September 30, 2021	June 30, 2021	2021	2020
Expenses subject to limitation under the Advisory Agreements:
Amortization of deferred offering costs	$9,825	$24,860	$77,113	$245,680
Contractual Issuer Expenses	—	—	—	5,248
Total expenses subject to limitation under the Advisory Agreements	9,825	24,860	77,113	250,928

Expenses subject to limitation under the ESAs:
Interest expense	284,074	320,866	912,890	935,800
Management fees	139,322	137,332	417,822	400,894
Incentive fees	137,792	48,495	255,051	213,843
Administration fee	187,261	186,544	560,194	644,478
Professional fees	189,857	242,341	633,343	415,621
Insurance expense	31,470	28,840	87,254	73,204
Transfer agent fees	21,181	35,057	81,155	67,769
Other expenses	25,474	25,368	57,999	50,621
Total expenses subject to limitation under the ESAs	1,016,431	1,024,843	3,005,708	2,802,230
Total expenses	$1,026,256	$1,049,703	$3,082,821	$3,053,158
Expenses Limited under the Advisory Agreements
The Advisors incurred, on our behalf, offering costs of $12,591 and $15,558 during the three months ended September 30, 2021 and June 30, 2021, respectively, which are deferred and amortized over the twelve months following incurrence. For the nine months ended September 30, 2021 and 2020, offering costs incurred were $28,969 and $214,346, respectively. Pursuant to the terms of the Sub-Advisory Agreement, beginning August 3, 2020, CIM Capital assumed responsibility for bearing offering and Contractual Issuer Expenses relating to the Offering.
Amortization of offering costs were $9,825 and $24,860 for the three months ended September 30, 2021 and June 30, 2021, respectively, and $77,113 and $245,680 for the nine months ended September 30, 2021 and 2020, respectively. Lower amortization expense in the three and nine months ended September 30, 2021, compared to the prior quarter and corresponding period in the prior year, relates to reduced monthly costs of developing distribution platforms of the Offering. We reimbursed the Advisors $-0- and $3,750 for offering expenses and Contractual Issuer Expenses for the three months ended September 30, 2021, and June 30, 2021, respectively, and $8,250 and $13,560 for the nine months ended September 30, 2021 and 2020, respectively.
The expense limitations provided under the Advisory Agreements associated with offering costs and expenses during the three months ended September 30, 2021 and June 30, 2021 and the nine months ended September 30, 2021 and 2020, is presented below:

	Three Months Ended		Nine Months Ended September 30,
	September 30, 2021	June 30, 2021	2021	2020
Total expenses limited under the Advisory Agreements	$9,825	$24,860	$77,113	$250,928
Offering costs and Contractual Issuer Expenses reimbursed and incurred	—	(3,750)	(8,250)	(13,559)
Net offering costs and Contractual Issuer Expenses limitations under the Advisory Agreements	$9,825	$21,110	$68,863	$237,369

We are conditionally obligated to pay the Advisors up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid by the Advisors have been recovered. Reimbursable offering costs and Contractual Issuer Expenses were $575,213 as of September 30, 2021. Any such reimbursement by us will be allocated first to reimburse expenses incurred by OFS Advisor or its affiliates prior to August 3, 2020, that are eligible for reimbursement pursuant to the Investment Advisory Agreement. CIM Capital will be entitled to receive reimbursement from us for offering costs and Contractual Issuer Expenses paid on our behalf after August 3, 2020, up to 1.5% of the aggregate gross proceeds of the Offering, after offering costs and Contractual Issuer Expenses incurred prior to August 3, 2020 have either expired or been reimbursed. Offering expenses and Contractual Issuer Expenses will be eligible for reimbursement for three years from the date incurred.
Expenses Limited under the ESAs
For the three months ended September 30, 2021, total expenses subject to limitation under the ESAs decreased $8,412 compared to the prior quarter primarily due to a decrease in professional fees and interest expense of $52,484 and $36,792, respectively, offset by an increase in incentive fees of $89,297.
For the nine months ended September 30, 2021, total expenses subject to limitation under the ESAs increased $203,478 compared to the corresponding period in the prior year primarily due to an increase in professional fees of $217,722.
Gross operating expenses (operating expenses exclusive of organization and offering expenses, and Contractual Issuer Expenses, and before limitations) are subject to limitation under the ESAs. The Advisors' obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to investment company taxable income (expense) and net realized gains (losses) prior to expense limitation, and the amount of declared distributions; the ESAs provide expense support such that distributions are not paid from Offering proceeds. The determination of expense limitation under the Expense Support Agreement for the three months ended September 30, 2021 and June 30, 2021 and the nine months ended September 30, 2021 and 2020, are presented below.

	Three Months Ended		Nine Months Ended September 30,
	September 30, 2021	June 30, 2021	2021	2020
Total investment income	$1,052,660	$1,303,118	$3,621,028	$3,258,296
Expenses limited under the Expense Support Agreement (1):
Interest expense, base management fees, and incentive fees	561,188	506,693	1,585,763	1,550,537
Other operating expenses as defined in the Expense Support Agreement (2)	455,243	518,150	1,419,945	1,248,326
Total expenses limited under the Expense Support Agreement	1,016,431	1,024,843	3,005,708	2,798,863
Net investment income prior to limitation	36,229	278,275	615,320	459,433
Differences in recognition of ICTI and GAAP net investment income(3)	(158,620)	—	(158,389)	—
ICTI prior to expense limitation	(122,391)	278,275	456,931	459,433
Declared distributions	530,383	542,808	1,628,038	1,671,791
Expense limitation under Expense Support Agreement	$652,774	$264,533	$1,171,107	$1,212,358
(1)Expense limitation under ESAs exclude organization costs, amortization of deferred offering costs, Contractual Issuer Expenses, the related expense support under the Advisory Agreements, and other operating expenses of HPCI-MB as such expenses are permanent differences between GAAP and ICTI. See “Item 8. Financial Statements–Notes to Consolidated Financial Statements–Note 8” in our Annual Report on Form 10-K.
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
(3)Includes temporary and permanent differences between GAAP net investment income and ICTI, such as the operating expenses of HPCI-MB, taxable debt modifications and income recognition on our subordinated notes.

Net realized and unrealized gain (loss) on investments
Net gain on investments for the three months ended September 30, 2021 and June 30, 2021
During the three months ended September 30, 2021, our portfolio experienced net gains of $47,390, principally due to positive performance factors on our senior debt investments and the realized gain on the sale of our common equity in Chemical Resources Holdings, LLC of $129,332 and $159,827, respectively, offset by unrealized depreciation on our equity investments and Structured Finance Notes of $243,805.
During the three months ended June 30, 2021, our portfolio experienced net gains of $369,877, primarily attributable to a $182,234 improvement on our subordinated debt investment in Eblens Holdings, Inc.
Net gain (losses) on investments for the nine months ended September 30, 2021 and 2020
During the nine months ended September 30, 2021, our portfolio experienced net gains of $661,549, driven by unrealized appreciation of $119,405 on our senior secured debt investments in All Star Auto Lights, Inc., as well as unrealized appreciation of $221,135 on our subordinated debt investment in Eblens Holdings, Inc. We also recognized a realized gain of $159,827 on our common equity in Chemical Resources Holdings, Inc.
During the nine months ended September 30, 2020, our portfolio experienced net unrealized losses of $774,400, primarily due to the adverse economic effects of the COVID-19 pandemic on market conditions and the overall economy, and the related declines in quoted loan prices, as well as unrealized depreciation of $196,885 and $257,377 related to our debt investments in Eblens Holdings, Inc. and Wastebuilt Environmental Solutions, LLC, respectively.
Liquidity and Capital Resources
    At September 30, 2021, we held cash of $0.52 million and had $12.95 million of unfunded commitments under our $15.0 million PWB Credit Facility that is available subject to a borrowing base and other covenants. Based on fair values and equity capital at September 30, 2021, we could access our entire PWB Credit Facility and have an asset coverage ratio of 197%. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and selectively deploy capital in new investment opportunities in this challenging environment.
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

	Nine Months Ended September 30,
	2021	2020
Cash from net investment income(1)	$1,431,528	$1,626,179
Net purchases and originations of portfolio investments(1)	2,213,082	(10,021,169)
Net cash provided by (used in) operating activities	3,644,610	(8,394,990)
Net proceeds from issuances of common stock	511,900	779,242
Repurchase of common stock	(2,109,561)	(1,019,097)
Net borrowings (repayments) under revolving line of credit	(2,725,000)	2,750,000
Common stock distributions paid	(1,646,852)	(1,712,974)
Payment of debt issuance costs	(163,770)	(50,000)
Net cash used in (provided by) financing activities	(6,133,283)	747,171
Net change in cash	$(2,488,673)	$(7,647,819)

(1)    Net purchases and originations/repayments and sales of portfolio investments includes purchase and origination of portfolio investments, proceeds from principal payments on portfolio investments, proceeds from sale or redemption of portfolio investments, changes in receivable for investments sold, payable form investments purchased as reported in our statements of cash flows, as well as the excess of proceeds from distributions received from Structured Finance Notes over accretion of interest income on Structured Finance Notes. Cash from net investment income includes all other cash flows from operating activities reported in our statements of cash flows. Certain amounts in the prior year have been reclassified to conform with the current year presentation.
We provided $3,644,610 and used $8,394,990 in cash from operating activities for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the principal source of operating liquidity was investment income collected. The decrease in total investment income collected is due to the increase in PIK interest which now comprises 2% of interest income and the recognition of non-cash Net Loan Fees due to loan payoffs. Net cash provided by (used in) operating activities increased $12,039,600 over the corresponding period, primarily due to an increase in proceeds from principal payments on portfolio investments. Net cash provided by (used in) operating activities benefited from the positive cash flow impact of expense limitations under the Advisory Agreements and ESAs of $1,239,970 and $1,449,727 for the nine months ended September 30, 2021 and 2020, respectively, which reduced the net amount paid to the Advisors. Expense support and limitation under both the Advisory Agreements and the ESAs are cancelable at any time. However, the ESA is subordinated to the PWB Credit Facility, and prior to cancelling the ESA, the Advisors must provide Pacific Western Bank with 30 days advance written notice of such termination.
Net purchases and origination of portfolio investments relates to the deployment of Offering proceeds. See "—Portfolio Composition and Investment Activity."
We collected $511,900 and $779,242 from the sale of our common stock during the nine months ended September 30, 2021 and 2020, respectively. Offering proceeds are net of aggregate commissions and dealer manager fees of $38,100 and $76,250 for the nine months ended September 30, 2021 and 2020, respectively.
We paid $2,109,561 and $1,019,097 in connection with the repurchase of our common stock during the nine months ended September 30, 2021 and 2020, respectively.
During the nine months ended September 30, 2021, we paid $1,646,852 in dividends to common stockholders and, subsequent to September 30, 2021, we paid $530,383 in dividends to our common stockholders.
Borrowings
PWB Credit Facility. The PWB Credit Facility is available for general corporate purposes, including investment funding, and is scheduled to mature on February 28, 2023. The maximum availability of the PWB Credit Facility is equal to 35% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 5.25% floor, and includes an unused commitment fee equal to 0.50% per annum for any unused portion in excess of $3.0 million, payable monthly in arrears. As of September 30, 2021, the stated interest rate on the PWB Credit Facility was 5.25%. The PWB Credit Facility bore an effective interest rate of 5.65%, inclusive of interest on the outstanding balance, commitment fees on undrawn amounts, and the amortization of deferred financing costs.
Our PWB Credit Facility is a $15.0 million revolving line of credit, of which $2.05 million was drawn as of September 30, 2021. As of September 30, 2021, the unfunded commitment under the PWB Credit Facility was $12.95 million, that is available, subject to a borrowing base and other covenants. As of September 30, 2021, we were in compliance with the applicable covenants under the PWB Credit Facility.
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
On September 23, 2021, we executed an Amendment (the “Amendment”) to the Note Purchase Agreement. The Amendment, among other things: (i) extended the scheduled maturity date of the Unsecured Note from November 27, 2024 to November 27, 2026, (ii) reduced the coupon rate of the Unsecured Note from 6.50% to 5.50%, and (iii) reduced the default rate of the Unsecured Note, if applicable, from 8.50% to 7.50%. In addition, under the Note Purchase Agreement as amended by the Amendment, we, at our option, upon notice to the purchaser, redeem at any time all, or from time to time any part of, the Unsecured Note, in an amount not less than 10% of the aggregate principal amount of the Unsecured Note then outstanding in the case of a partial redemption, at 100% of the principal amount so redeemed, together with interest on such Unsecured Note accrued to, but excluding, the date of redemption, and with no redemption settlement amount paid by us in connection with any such redemption. In connection with the Amendment, we paid to the purchaser a structuring fee of $150,000.
The Note Purchase Agreement contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a business development company within the meaning of the 1940 Act, and minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, certain judgments and orders, and certain events of bankruptcy. As of September 30, 2021, we were in compliance with the applicable covenants under the Note Purchase Agreement.
    As of September 30, 2021, the Unsecured Note had the following terms and balances:

	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate	Effective Interest Rate (1)	Maturity	2021 Interest Expense (2)
Unsecured Note	$15,000,000	$375,549	5.50%	5.98%	11/27/26	$791,903
(1) The effective interest rate on the Unsecured Note includes deferred debt issuance cost amortization.
(2) Interest expense includes debt issuance costs amortization of $63,986 for the nine months ended September 30, 2021.
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
As of September 30, 2021, the aggregate amount of senior securities outstanding was $17.1 million, for which our asset coverage was 256%. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
In addition, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. As of September 30, 2021, approximately 81% of our investments were qualifying assets.

Contractual Obligations
We, with approval of our Board, entered into the Investment Advisory Agreement, the ESAs, the Sub-Advisory Agreement, and the Administration Agreement. See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 3."
The following table shows our contractual obligations as of September 30, 2021:

	Payments due by period
Contractual Obligation	Total	Less than year	1-3 years	3-5 years	After 5 years
PWB Credit Facility (1)	$2,050,000	$—	$2,050,000	$—	$—
Unsecured Note (2)	15,000,000	—	—	—	15,000,000
Total	$17,050,000	$—	$2,050,000	$—	$15,000,000
(1) The PWB Credit Facility is scheduled to mature on February 28, 2023.
(2) The Unsecured Note is scheduled to mature on November 27, 2026.
    We continue to believe our long-dated financing, with 88% of our total debt contractually maturing in
2026, affords us operational flexibility.
Off-Balance Sheet Arrangements
Amounts Conditionally Reimbursable to OFS Advisor. The Advisors have incurred organizational and offering costs and Contractual Issuer Expenses, of which $575,213 and $672,129 were unreimbursed as of September 30, 2021 and December 31, 2020, respectively. We remain conditionally liable for organization and offering costs incurred by the Advisors on our behalf. See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 3."
Pursuant to the terms of the Sub-Advisory Agreement, beginning August 3, 2020, CIM Capital assumed responsibility for bearing costs relating to the Offering.
The Advisors have provided aggregate operating expense support of $4,104,586 and $3,898,820 as of September 30, 2021 and December 31, 2020, respectively. We remain conditionally liable for operating expense support provided by the Advisors. See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 3."
On August 3, 2020, the Expense Support Agreement was amended to, among other things, require CIM Capital to pay future expense support payments on behalf of us.
Unfunded Commitments. We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $2,149,576 of total unfunded commitments to eight portfolio companies at September 30, 2021. See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 6."
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

We do not currently qualify and will not qualify in 2021 as a “publicly offered regulated investment company,” as defined in the Code. Accordingly, stockholders will be taxed as though they received a distribution of some of the our expenses. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC for the 2022 tax year, and we cannot determine when we will qualify as a publicly offered RIC. Since we are not a publicly offered RIC, a non-corporate stockholder’s allocable portion of our affected expenses, including a portion of our management fees, will be treated as an additional distribution to the stockholder. A non-corporate stockholder’s allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such stockholders.
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
Our distributions through September 30, 2020, were funded through expense limitation payments by OFS Advisor under the Prior Expense Support Agreement and, and our distributions may in the future, be funded through expense limitation payments by CIM Capital under the Expense Support Agreement. The Expense Support Agreement is designed to ensure no portion of our distribution to stockholders will be paid from Offering proceeds, and provides for expense limitation payments to us in any quarterly period our cumulative distributions to stockholders exceeds the Company's cumulative ICTI and net realized gains. Any such distributions funded through expense limitation payments are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or CIM Capital continues to make such payments. The Expense Support Agreement may be terminated by us or CIM Capital, without payment of any penalty, upon written notice to us.
Share Repurchases
Since November 6, 2018, the Board has approved quarterly tender offers to purchase shares of our outstanding common stock. Since November 2019, we have conducted quarterly tender offers to purchase, in each case, 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period. The repurchase offers allowed our stockholders to sell their shares back to us at a price equal to the most recently disclosed net asset value per share of our common stock immediately prior to the date of repurchase. See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 9" for details on share repurchases.
    Recent Developments
    On October 26, 2021, our Board declared a distribution of $0.0846 per common share, payable on January 15, 2022, to stockholders of record on October 27, 2021.
Subsequent to September 30, 2021, we sold an additional 20,907 common shares for additional net proceeds of $271,400.
    On November 9, 2021, our Board approved a tender offer, commencing on November 29, 2021, to purchase 2.5% of the weighted average number of shares of the outstanding Common Stock for the trailing 12-month period ending September 30, 2021.
We evaluated events subsequent to September 30, 2021 through November 11, 2021. We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it impacts our portfolio companies, employees, due diligence and underwriting processes, and financial markets. The U.S. capital markets experienced extreme volatility and disruption following the outbreak of the COVID-19 pandemic, which appear to have subsided and returned to pre-COVID-19 levels. Nonetheless, certain economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn.
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
Our outstanding Unsecured Note bears interest at a fixed rate. Our PWB Credit Facility has a floating interest rate provision based on the Prime Rate with a 5.25% interest rate floor, which resulted in an stated interest rate of 5.25% as of September 30, 2021. Assuming that the interim, unaudited Statement of Assets and Liabilities as of September 30, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase	Interest income	Interest expense(1)	Net increase in net investment income
25	$16,109	_	$16,109
50	21,791	_	21,791
75	32,166	_	32,166
100	83,116	_	83,116
125	171,241	_	171,241

Basis point decrease	Interest income	Interest expense(1)	Net decrease in net investment income
25	$(8,992)	_	$(8,992)
50	_(1)	_	_(1)
(1) Increases or decreases in LIBOR or Prime Rate beyond that presented would not result in a change to interest income or interest expense due to current LIBOR or Prime Rates and a minimum base rate, or floor, that our debt investments and the PWB Credit Facility contain.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in "Part I – Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and in "Part II, Item 1A. Risk Factors" in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021, and June 30, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Other than the risk described below, there have been no material changes from the risk factors previously disclosed in "Part I – Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021, and June 30, 2021. The risks previously disclosed in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
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
On March 5, 2021, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months U.S. LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. On July 29, 2021, the ARRC formally recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative replacement rate for LIBOR for use in derivatives and other financial contracts currently indexed to LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The AARC has proposed a paced market transition plan to SOFR from LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. Although SOFR is the ARRC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR. In addition, the planned discontinuance of LIBOR and/or changes to another index could result in mismatches with the interest rate of some of our investments. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. However, we cannot reasonably estimate the impact of the transition at this time.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
During the three month period ended September 30, 2021, we did not sell any shares of our common stock.
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
Issuer Purchases of Equity Securities
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
The following table summarizes the common stock repurchases by us for the nine months ended September 30, 2021 and 2020, respectively:

	Number of Shares	Amount
Nine months ended September 30, 2020
January 1, 2020 through April 3, 2020 (1)	32,622	$364,384
April 4, 2020 through June 30, 2020	53,665	654,713
July 1, 2020 through September 30, 2020	55,320	694,819

Nine months ended September 30, 2021
January 1, 2021 through April 5, 2021(2)	55,377	$708,272
April 6, 2021 through June 30, 2021	55,016	700,354
July 1, 2021 through September 30, 2021	54,557	702,694
(1)The February 21, 2020 tender offer that was originally schedule to expire on March 27, 2020, was amended to extend the offer period to April 3, 2020.
(2) The February 19, 2021 tender offer that was originally schedule to expire on March 26, 2021, was amended to extend the offer period to April 5, 2021.
Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Not applicable.

Item 6.  Exhibits
Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q

3.1	Certificate of Incorporation of Hancock Park Corporate Income	Form 10-12G (000-55552)	December 21, 2015
3.2	Bylaws of Hancock Park Corporate Income	Form 10-12G/A (000-55552)	February 8, 2016
10.1	Amendment to the Note Purchase Agreement by and between Hancock Park Corporate Income, Inc. and the Purchaser party thereto, dated September 23, 2021.	8-K (814-01185)	September 24, 2021
14.1	Joint Code of Ethics of Hancock Park Corporate Income and OFS Advisor			*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended			*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

*	Filed herewith.
†	Furnished herewith.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2021	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer