Form 10-K
period 2021-12-31
Hancock Park Corporate Income, Inc.
filed 2022-03-18
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
There is no established market for the registrants common stock. On March 14, 2022 there were 2,020,361 shares outstanding of the Registrant’s common stock, $0.001 par value.

The name Hancock Park Corporate Income, Inc., our logo and other trademarks of Hancock Park Corporate Income, Inc. are the property of Hancock Park Corporate Income, Inc. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Defined Terms
We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to Hancock Park Corporate Income, Inc. in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration agreement between the Company and OFS Services, dated July 15, 2016
Advisers Act	The Investment Advisers Act of 1940, as amended
Advisors	OFS Advisor and CIM Capital
Advisory Agreements	The Investment Advisory Agreement and Sub-Advisory Agreement
Affiliated Account	An account, other than the Company, managed by OFS Advisor or an affiliate of OFS Advisor
Affiliated Fund	Certain other funds, including other BDCs and registered investment companies managed by OFS Advisor or by registered investment advisers controlling, controlled by, or under common control with, OFS Advisor
Amended Expense Support Agreement	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of August 3, 2020, by and among the Company, OFS Advisor and CIM Capital
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the FASB
ASC Topic 820	ASC Topic 820, "Fair Value Measurement"
ASC Topic 946	ASC Topic 946, "Financial Services-Investment Companies"
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
CCO	CCO Capital, LLC, a Delaware limited liability company and the Company's dealer manager
CIM Capital	CIM Capital IC Management, LLC, an affiliate of OFS Advisor
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Company	Hancock Park Corporate Income, Inc. and its consolidated subsidiaries
Contractual Issuer Expenses	Salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in offering and other contractually-defined activities
Dealer Manager Agreement	Broker dealer management agreement dated August 3, 2020 by and among the Company, OFS Advisor, International Assets Advisory, LLC and CCO, and amended and restated on February 2, 2022
EBITDA	Earnings before interest, taxes, depreciation, and amortization
ESAs	The Prior Expense Support Agreement, the Amended Expense Support Agreement and Second Amended Expense Support Agreement
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Funding I	OFS Funding I, LLC, a wholly-owned subsidiary of OFSAM and an affiliate of OFS Advisor
GAAP	Accounting principles generally accepted in the United States
HPCI-MB	HPCI-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code and generally holds the equity investments of the Company that are taxed as pass-through entities
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor, dated July 15, 2016

IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
NAV	Net asst value. NAV is calculated as consolidated total assets less consolidated total liabilities, and can be expressed in the aggregate or on a per share basis.
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock
OFS	The collective activities and operations of OFSAM, its subsidiaries, and certain affiliates
OFS Advisor	OFS Capital Management, LLC, a wholly-owned subsidiary of OFSAM and registered investment advisor under the Advisers Act
OFSC	Orchard First Source Capital, Inc., a wholly owned subsidiary of OFSAM
OFS Capital	OFS Capital Corporation, a Delaware corporation and publicly-traded BDC for whom OFS Advisor serves as investment adviser
OFS Services	OFS Capital Services, LLC, a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Notes
Prime Rate	United States Prime interest rate
Prior Expense Support Agreement	Expense Support and Conditional Reimbursement Agreement dated July 15, 2016, between the Company and OFS Advisor
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
Reunderwriting Analysis	A discount rate estimation method based upon a hypothetical recapitalization of the entity given its current operating performance and current market condition
RIC	Regulated investment company under the Code
SEC	United States Securities and Exchange Commission
Second Amended Expense Support Agreement	Second Amended and Restated Expense Support and Conditional Reimbursement Agreement dated February 2, 2022, between the Company and OFS Advisor, agreed to and accepted by CIM Capital
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Staffing Agreement	Staffing Agreement between the Company and OFSC dated November 7, 2012
Structured Finance Notes	CLO mezzanine debt, CLO subordinated debt and CLO loan accumulation facility positions
Sub-Advisory Agreement	Sub-Advisory Agreement dated as of August 3, 2020, by and between OFS Advisor and CIM Capital, which was terminated on February 2, 2022
Synthetic Rating Analysis	A discount rate estimation method that assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and then estimates the discount rate based on observed market yields for actual rated debt
Transaction Price	The price in an arm's length transaction involving the same security
Unsecured Note	An agreement, as amended, with the HCM Master Fund Limited, an exempted company incorporated with limited liability under the laws of the Cayman Island in which the Company sold in a private placement an unsecured note in an aggregate principal amount of $15,000,000

PART I
As used in this annual report on Form 10-K, except as otherwise indicated, the terms “Hancock Park,” “the Company,” “we,” “us,” and “our” refer to Hancock Park Corporate Income, Inc.
Item 1.    Business
GENERAL
We are an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a BDC under the 1940 Act. We were formed on December 8, 2015, as a corporation under the laws of Maryland. Our investment objective is to provide our stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments. Our investment strategy focuses primarily on middle-market companies in the United States. We use the term “middle-market” to refer to companies that may exhibit one or more of the following characteristics: number of employees between 150 and 2,000; revenues between $15 million and $300 million; annual EBITDA, between $5 million and $50 million; generally, private companies owned by private equity firms or owners/operators; and enterprise value between $10 million and $500 million. For additional information about how we define the middle-market, see "—Investment Criteria/Guidelines."
Our investment strategy focuses primarily on investments in middle-market companies in the United States, including investments in senior secured loans, which are comprised of first-lien, second-lien and unitranche loans, as well as investments in subordinated loans and, to a lesser extent, warrants and other equity securities. Our investments may be directly originated or may be purchased in the U.S. leveraged loan market for Broadly Syndicated Loans (as defined below). As a BDC, we must not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under applicable regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt of middle-market companies located outside of the United States, and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have made, and may continue to make, opportunistic investments in Structured Finance Notes and other non-qualifying assets consistent with our investment strategy. As of December 31, 2021 and 2020, approximately 77% and 90%, respectively, of our investments were qualifying assets.
We intend to raise up to $200,000,000 through the Offering in reliance on exemptions from the registration requirements of the Securities Act. In addition, on August 1, 2016, we and OFS Advisor entered into a dealer manager agreement with International Assets Advisory, LLC ("IAA”), which was subsequently amended in each of May 2017 and June 2019. On August 3, 2020, the Dealer Manager Agreement was amended and restated to include CCO, as an additional dealer manager for the Offering. From August 3, 2020 through August 31, 2020, CCO and IAA served as “co-dealer managers” and, effective September 1, 2020, IAA assigned and transferred all of IAA’s rights, obligations, interests and benefits under the Dealer Manager Agreement to CCO. On February 2, 2022, the Company entered into the Second Amended Dealer Manager Agreement. Under the Second Amended Dealer Manager Agreement, CCO will provide certain sales, promotional and marketing services to the Company in connection with the Offering, and the Company will pay CCO an aggregate dealer manager fee of an amount up to 3.0% of the gross proceeds from sales of the Company’s common stock in the Offering (the “Dealer Manager Fee”). CCO may, in its discretion, reallow a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering. Placement activities are conducted by CCO and participating broker dealers who solicit subscriptions to purchase shares of our common stock.  From May 19, 2017 through June 30, 2019, OFS Advisor paid the dealer manager fee on sales of shares of our common stock in the Offering. We now pay the dealer manager fee on sales of shares of our common stock in the Offering, resulting in fewer proceeds to us compared to when OFS Advisor paid the dealer manager fees. Previous payments of dealer manager fees by OFS Advisor are not subject to reimbursement by us. On August 30, 2016, Funding I purchased 74,074 shares of our common stock in the Offering for gross proceeds of $1,000,000, or $13.50 per share. No selling commissions or dealer manager fees were paid in connection with this purchase. Since commencing operations on August 30, 2016, we have sold a total of 2,494,397 shares of common stock for net gross proceeds of $34,634,638.
Our investment activities are managed by OFS Advisor and supervised by our Board, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital, a publicly traded BDC with an investment strategy similar to the Company's. Effective August 3, 2020, OFS Advisor engaged CIM Capital to provide sub-advisory services to us pursuant to the Sub-Advisory Agreement. On February 2, 2022, OFS Advisor and CIM Capital entered into an agreement to terminate the Sub-Advisory Agreement (the “Termination Agreement”). See “—Management and Other Agreements–Investment Sub-Advisory Agreement.” See “—Risks Related to OFS Advisor and its Affiliates.”
Also, we have entered into an Administration Agreement with OFS Services. Under our Administration Agreement, we have agreed to reimburse OFS Services for our allocable portion (subject to the review and approval of our Board) of overhead and other expenses incurred by OFS Services in performing its obligations under the Administration Agreement. See “Management and Other Agreements–Administration Agreement.”
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
We have elected to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, for tax treatment as a RIC under the Code. To qualify as a RIC, we must, among other things, meet certain source-of-income and assets diversification requirements. Pursuant to these elections, we generally are not required to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.
About OFS and Our Advisor
OFS is a full-service provider of capital and leveraged finance solutions to U.S. companies. As of December 31, 2021, OFS had 50 full-time employees. OFS is headquartered in Chicago, Illinois and also has offices in New York, New York and Los Angeles, California.
Our investment activities are managed by OFS Advisor, our investment adviser. OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. As our investment adviser, OFS Advisor allocates investment opportunities among us and any other clients in accordance with its allocation policy. See “Regulation — Exemptive Relief”. OFS Advisor is a registered investment adviser under the Advisers Act and a wholly owned subsidiary of OFSAM.
Our relationship with OFS Advisor is governed by and dependent on the Investment Advisory Agreement and may be subject to conflicts of interest. See “Item 1A. Risk Factors — Risks Related to Our Business and Structure  — We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients.” OFS Advisor provides us with advisory services in exchange for a base management fee and incentive fee; see “Management and Other Agreements—Investment Advisory Agreement”. The base management fee is based on our total assets (other than cash and cash equivalents. Our management fee includes assets purchased with borrowed funds and assets owned by any consolidated entity; therefore, OFS Advisor will benefit when we incur debt or use leverage. Our Board is charged with protecting our interests by monitoring how OFS Advisor addresses these and other conflicts of interest associated with its management services and compensation. While our Board is not expected to review or approve each borrowing or incurrence of leverage, our independent directors periodically review OFS Advisor’s services and fees as well as its portfolio management decisions and portfolio performance.
Under the Staffing Agreement, OFSC makes experienced investment professionals available to OFS Advisor and provides OFS Advisor with access to the senior investment personnel of OFS and its affiliates. The Staffing Agreement also provides OFS Advisor with access to deal flow generated by OFS and its affiliates in the ordinary course of their businesses and commits the members of OFS Advisor’s investment committees to serve in that capacity. See “Item 1A. Business — Conflicts of Interest” and “Item 1A. Risk Factors — Risks Related to Our Business and Structure  — We may have additional conflicts related to other arrangements with OFS Advisor or its affiliates.”
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
Competitive Strengths and Core Competencies
Deep Management Team Experienced in All Phases of Investment Cycle and Across All Levels of the Capital Structure. We are managed by OFS Advisor, which has access to the resources and expertise of OFS’s investment professionals through the Staffing Agreement with OFSC. As of December 31, 2021, OFS’s credit and investment professionals (including all investment committee members) employed by OFSC had an average of over 15 years of investment experience with strong institutional backgrounds.
Significant Investment Capacity. The net proceeds of equity and debt offerings and borrowing capacity under our credit facilities should provide us with a substantial amount of capital available for deployment into new investment opportunities in our targeted asset class.
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
Sub-Advisor
Effective August 3, 2020, OFS Advisor engaged CIM Capital to serve as our sub-adviser in accordance with the Sub-Advisory Agreement. Pursuant to the terms of the Sub-Advisory Agreement, CIM Capital evaluated and advised us on private capital market strategy, including market trends and terms, provided financial and strategic planning advice and analysis, interpreted market demand for products, assisted in establishing our operational readiness and selecting and negotiating engagements with third-party service providers, and coordinateed the dissemination of customary information to interested parties.
On February 2, 2022, OFS Advisor and CIM Capital entered into the Termination Agreement pursuant to which the Sub-Advisory Agreement was terminated as of February 2, 2022.
Our Administrator
OFS Services, an affiliate of OFS Advisor, provides the administrative services necessary for us to operate. OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and recordkeeping services at such facilities. OFS Services oversees our financial reporting as well as prepares our reports to stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. OFS Services also manages the determination and publication of our NAV, the preparation and filing of our tax returns, and generally monitors the payment of our expenses and the performance of administrative and professional services rendered to us by others. OFS Services may retain third parties to assist in providing administrative services to us. To the extent that OFS Services outsources any of its functions, we will directly pay the fees associated with such services.
Market Opportunity
Our investment strategy is focused primarily on investments in middle-market companies in the United States. We find the middle-market attractive for the following reasons:
Large Target Market. According to the National Center for the Middle Market, as of the fourth quarter of 2021 there were approximately 200,000 companies in the United States with annual revenues between $10.0 million and $1.0 billion. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow.
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
•private companies owned by private equity firms or owners/operators;
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
Due Diligence and Investment Process Overview
We employ a thorough and disciplined underwriting and due diligence process that is conducted in accordance with established credit policies and procedures and focused on investment recovery. Our process involves a comprehensive analysis of a prospective portfolio company’s market, operational, financial, and legal position, as well as its future prospects. In addition to our own analysis, we may use the services of third parties for environmental reviews, quality of earnings reports, industry surveys, background checks on key managers, and insurance reviews.
We seek to invest in companies that have experienced and incentivized management teams, stable and predictable cash flows, and defensible market positions. We underwrite our investments with the expectation that we will hold them for a number of years, and we structure and document our investments accordingly.
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
As of December 31, 2021, we had debt investments in 23 Portfolio Companies, totaling $33,252,656 at fair value, all of which were rated 3.
Investment Committees
OFS Advisor’s Pre-Allocation Investment Committee, Broadly Syndicated Investment Committee, Structured Credit Investment Committee, and Middle-Market Investment Committee (collectively, the “Advisor Investment Committees”) are responsible for the overall asset allocation decisions and the evaluation and approval of investments of OFS Advisor’s advisory clients.
The Middle-Market Investment Committee, comprised of Richard Ressler (Chairman), Jeffrey A. Cerny, Kyde Sharp and Bilal Rashid, is responsible for the evaluation and approval of all debt and equity investments made by us.
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
The Structured Credit Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid and Cerny, and Glen Ostrander and Kenneth A. Brown, is responsible for the evaluation and approval of all the structured finance investments made by us.
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
The loans referenced above are categorized as Senior Secured Loans in our consolidated schedule of investments included in "Part II, Item 8. Financial Statements and Supplementary Data."
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
Structured Finance Notes. Structured finance notes include the mezzanine and subordinated debt positions of a CLO. Subordinated debt (colloquially referred to as “CLO equity securities”) and mezzanine debt, represent beneficial interests in portfolios consisting primarily of below-investment-grade senior secured loans with a large number of distinct underlying U.S. borrowers across various industry sectors. The subordinated debt tranches of CLOs are unrated, represent the first loss position in a CLO structure, are typically leveraged 9 to 13 times which translates to approximately 11% to 8% of a CLO’s capital structure, respectively. The leverage can magnify our gains and losses on such investments. CLO subordinated debt positions are entitled to recurring distributions which are generally equal to the residual cash flow of payments received from underlying securities less contractual payments to more senior CLO debt holders and fund expenses. Economically, CLO subordinated debt is equity-like in that it represents the residual interest in the CLO assets that bears the ultimate risk of loss and receives the benefits of success, but lacks features enabling its holders to direct the operations of the entity typically associated with equity instruments. Mezzanine debt is typically the tranches immediately senior to the subordinated debt, is usually rated BB to B, and represents approximately 4% to 7% of a CLO’s capital structure. Mezzanine debt tranches represent the second loss position, and can become the residual interest if assets are insufficient to retire the mezzanine tranche at par. This category of investments also includes loan accumulation facilities (colloquially referred to as “CLO warehouses”), which are short- to medium-term finance vehicles intended to aggregate loans for inclusion in a future CLO portfolio. Loan accumulation facilities are typically financed through income notes, representing the first-loss and residual interests in the vehicle, and senior debt. The senior debt of loan accumulation facilities typically leverages the income notes between three and six times prior to a CLO’s pricing and launch. Income notes of loan accumulation facilities have economic risks similar to those applicable to CLOs subordinated debt insomuch as they pay returns equal to the income earned on the underlying portfolio less costs and fees incurred on senior financing and bear losses on a first-dollar basis, but lack many of the contractual protections associated with a CLO indenture. Investing in a CLO warehouse does not create an obligation to participate in the CLO contemplated by the warehouse; however, we have historically participated in the CLOs resultant from our CLO warehouse investments. Participation in a CLO warehouse investment may afford us the opportunity to enhance our returns through fee sharing agreements with the CLO collateral managers.
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
We expect to continue to use the expertise of the investment professionals of OFS to whom we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of the senior members of OFS and its affiliates will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. See "Item 1A. Risk Factors—We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses" for additional information concerning the competitive risks we face.
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
MANAGEMENT AND OTHER AGREEMENTS
Investment Advisory Agreement
OFS Advisor is registered as an investment adviser under the Advisers Act and a wholly owned subsidiary of OFSAM. Pursuant to the Investment Advisory Agreement with and subject to the overall supervision of our Board and in accordance with the 1940 Act, OFS Advisor provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, OFS Advisor:
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

The incentive fee has two parts. The first part of the incentive fee (the "Income Incentive Fee") is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. “Pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination and sourcing, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as original issue discount, or "OID", debt instruments with PIK interest, equity investments with accruing or PIK dividend, and zero coupon securities), accrued income that we have not yet received in cash.
Pre-incentive fee net investment income does not include any realized gains, realized losses, unrealized capital appreciation or unrealized capital depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized capital losses or unrealized investment depreciation.
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
The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income
The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and is calculated at the end of each applicable year by subtracting (a) the sum of our cumulative aggregate realized capital losses and our aggregate unrealized capital depreciation from (b) our cumulative aggregate realized capital gains. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20.0% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee for such year. The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains and (losses) plus net unrealized appreciation and (depreciation) is positive.
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
The base management fee is payable quarterly in arrears and was $562,903, $542,416, and $405,282 for the years ended December 31, 2021, 2020, and 2019, respectively.
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
The capital gains portion of the incentive fee, if any, would be:
•Year 1: None (no sales transactions)
•Year 2: $5 million (20% multiplied by $30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)
•Year 3: $1.4 million; $6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains on Investment A and Investment C less $3 million cumulative unrealized capital depreciation on Investment B)) less $5 million (Capital Gains Fee paid in Year 2)
•Year 4: $0.6 million; $7 million (20% multiplied by $35 million (cumulative realized capital gains on Investment A and Investment C)) less $6.4 million (cumulative Capital Gains Fee paid in all prior years)
•Year 5: None; $5 million (20% multiplied by $25 million ($35 million cumulative realized capital gains on Investments A and C less $10 million realized capital losses on Investment B)) less $7 million (cumulative Capital Gains Fee paid in all prior years))
Incentive fee expense, which only included Income Incentive Fees, was $339,609, $277,399, and $195,720 for the years ended December 31, 2021, 2020 and 2019, respectively.
Payment of Our Expenses
Prior to August 3, 2020, OFS Advisor paid the costs related to our organization and the Offering. From August 3, 2020 through February 1, 2022, CIM Capital, was responsible for bearing costs relating to the Offering. On February 2, 2022, OFS Advisor and CIM Capital entered into the Termination Agreement and, beginning February 2, 2022, OFS Advisor resumed responsibility for costs relating to the Offering.
Offering costs consist of costs incurred by OFS Advisor and its affiliates on our behalf for legal, accounting, printing and other offering expenses, including costs associated with technology integration between our systems and those of participating broker-dealers, permissible due diligence reimbursements, marketing expenses, employments costs and direct expenses of OFS Advisor or its affiliate’s employees, employees of their affiliates and others while engaged in marketing our common stock, which include the development of marketing materials and marketing presentations and training and educational meetings and generally coordinating the marketing process for us.
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
Expense Support Agreement
OFS Advisor previously provided us expense support under the Prior Expense Support Agreement, pursuant to which OFS Advisor paid us a portion of our operating expenses (an “Expense Support Payment”) for each quarter in which we declared a distribution to our stockholders. From August 3, 2020 through February 1, 2022, pursuant to the Amended Expense Support Agreement, CIM Capital provided us with ongoing expense support. On February 2, 2022, pursuant to the Second Amended Expense Support Agreement, OFS Advisor resumed making Expense Support Payments. The ESAs are designed to ensure no portion of our distribution to stockholders will be paid from Offering proceeds, and will provide for expense reduction payments to us in any quarterly period our cumulative distributions to stockholders exceeds our cumulative distributable ordinary income and net realized gains.
The Second Amended Expense Support Agreement also provides for reimbursement of these payments by us to OFS Advisor, including Expense Support Payments previously made by CIM Capital, conditioned upon our maintenance of our historic distribution rate and our realization of an unsupported “other operating expenses” ratio below historic levels of supported expense ratios for the period(s) to be reimbursed. For this purpose, “other operating expenses” means all of our operating expenses, excluding organizational and offering expenses, base management fees and incentive fees, distribution and stockholder servicing fees, financing fees and interest, and brokerage commissions and extraordinary expenses. In addition, all reimbursement payments shall be deemed to relate to the earliest unreimbursed expense payments made by the Advisors to us within three years prior to the last business day of the quarter in which such reimbursement payment obligation is incurred.
The Second Expense Support Agreement may be terminated by OFS Advisor, without payment of any penalty, upon written notice to us. In addition, the Second Expense Support Agreement will automatically terminate in the event of (i) our termination of the Investment Advisory Agreement, or (ii) our dissolution or liquidation. The expense reimbursement may not be made for the purpose or effect of increasing the amount of the incentive fee to be paid by us to OFS Advisor. OFS Advisor will not be entitled to reimbursement if our distribution rate is lower than the distribution rate made at the time the expenses were reimbursed or if the other operating expense ratio at the time of reimbursement exceeds the expense ratio that was in effect at the time the expenses were reimbursed.
Sub-Advisory Agreement
Effective August 3, 2020, OFS Advisor engaged CIM Capital to serve as our sub-adviser in accordance with the Sub-Advisory Agreement. Pursuant to the terms of the Sub-Advisory Agreement, CIM Capital evaluated and advised us on private capital market strategy, including market trends and terms, provided financial and strategic planning advice and analysis, interpreted market demand for products, assisted in establishing our operational readiness and selecting and negotiating engagements with third-party service providers, and coordinated the dissemination of customary information to interested parties.
On February 2, 2022, OFS Adviser and CIM Capital entered into the Termination Agreement pursuant to which the Sub-Advisory Agreement was terminated as of February 2, 2022.
Administration Agreement
Pursuant to the Administration Agreement, OFS Services, an affiliate of OFS Advisor, provides the administrative services necessary for us to operate. OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, and bookkeeping and record keeping services at such facilities. Under the Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which includes maintenance of financial records necessary for the production of reports to our stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, general supervision of the payment of our expenses, and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, OFS Services provides managerial assistance on our behalf to certain portfolio companies that accept our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our Board) of OFS Services’ overhead in performing its obligations under the Administration Agreement, including rent, information technology, and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. The Administration Agreement may be renewed annually with the approval of our Board, including a majority of our directors who are not “interested persons.” The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that OFS Services outsources any of its functions, we pay the fees associated with such functions at cost without incremental profit to OFS Services.

We incurred administration fee expenses of $750,568, $842,972 and $675,155 for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Board Approval of the Investment Advisory and Administrative Agreements
Our Board, including our independent directors, approved the continuation of the Investment Advisory Agreement at a meeting held on April 1, 2021. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:
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
The Administration Agreement was originally approved by our Board on March 31, 2016, became effective on July 15, 2016, and was continued on April 1, 2021.
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
We generally cannot issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if (1) our Board determines that such sale is in our best interests and the best interests of our stockholders, and (2) our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such securities.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received the Order from the SEC to permit us to co-invest in portfolio companies with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. The Order superseded a previous co-investment order we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. We are generally permitted to co-invest with Affiliated Funds if under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of OFS Capital and/or other portfolio funds established by OFS Advisor that could avail themselves of the exemptive relief.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs with exemptive orders, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates that are private funds, even if such other funds had not previously invested in such existing portfolio company. Without this order, such Affiliated Funds that are private funds would not be able to participate in such co-investments with us unless the Affiliated Funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order expired on December 31, 2020, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein.
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
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than those listed in section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time of acquisition, qualifying assets represent at least 70% of the company’s total assets, as defined by the 1940 Act. The principal categories of qualifying assets relevant to our business include:
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

•is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
•satisfies any of the following:
◦does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or
◦is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company; or
◦is a small and solvent company having total assets of not more than $4 million and capital surplus of not less than $2 million;
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
Temporary Investments
In addition to investing in other types of qualifying assets, as described above, our investments may include cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets, as defined by the 1940 Act, are qualifying assets or temporary investments. We may invest in highly rated commercial paper, U.S. Government agency notes, and U.S. Treasury bills or repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Consequently, repurchase agreements are functionally similar to loans. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, the 1940 Act and certain diversification tests in order to qualify as a RIC for U.S. federal income tax purposes typically require us to limit the amount we invest with any one counterparty. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. OFS Advisor monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs with exemptive orders, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates that are private funds, even if such other funds had not previously invested in such existing portfolio company. Without this order, such affiliated funds that are private funds would not be able to participate in such co-investments with us unless the Affiliated Funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein.
The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. As a result, unless under the Order, we only expect to co-invest on a concurrent basis with certain funds advised by OFS Advisor when each of us will own the same securities of the issuer and when no term is negotiated other than price. Any such investment would be made, subject to compliance with existing regulatory guidance, applicable regulations and OFS Advisor’s allocation policy. If opportunities arise that would otherwise be appropriate for us and for another fund advised by OFS Advisor to invest in different securities of the same issuer, OFS Advisor will need to decide which fund will proceed with the investment. The decision by OFS Advisor to allocate an opportunity to another entity could cause us to forego an investment opportunity that we otherwise would have made. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which another fund advised by OFS Advisor has previously invested. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of OFS Capital and/or other portfolio funds established by the Advisor that could avail themselves of the exemptive relief.
Other
We are subject to periodic examination by the SEC for compliance with the Exchange Act and the 1940 Act.
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
Our investments in Structured Finance Notes are “passive foreign investment company” (“PFIC”) investments, which can subject us to U.S. federal income tax on our allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if our allocable share of such income is distributed as a taxable dividend to our stockholders. Additional charges in the nature of interest generally would also be imposed on us for the deemed delay in our reporting of such excess distribution and the earning of such income by underlying PFIC. However, we have elected, and expect to continue to elect, to treat our investments in PFICs as a “qualified electing funds” under the Code (a “QEF”), and in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. In lieu of a QEF election, we may in the future elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in its income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.
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
Some of the income and fees that we recognize may result in income that will not be "qualifying income" for the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may recognize such income and fees directly or indirectly through one or more entities taxed as corporations for U.S. federal income tax purposes. Such corporations are required to pay U.S. corporate income tax on their earnings, which ultimately reduces our return on such income and fees. We have invested in equity investments through HPCI-MB, our subsidiary taxed as a C-Corporation, to prevent related non-qualifying income from adversely affecting our RIC status. As of December 31, 2021 and 2020, equity investments held in HPCI-MB had an aggregate fair value of $274,408 and $939,000, respectively.
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
Co-Investment with Affiliates
On August 4, 2020, we received the Order from the SEC to permit us to co-invest in portfolio companies with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. The Order superseded a previous co-investment order we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. We are generally permitted to co-invest with Affiliated Funds if under the terms of the Order, a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs with exemptive orders, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates that are private funds, even if such other funds had not previously invested in such existing portfolio company. Without this order, such Affiliated Funds that are private funds would not be able to participate in such co-investments with us unless the Affiliated Funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order expired on December 31, 2020, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein.
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
•Global economic, political and market conditions caused by uncertainty related to the COVID-19 pandemic has affected, and may continue to adversely affect our business, results of operations and financial condition and those of our portfolio companies.
•Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.
•We may finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.
•A significant amount of our portfolio investments are recorded at fair value as determined in good faith by our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.
•We are dependent upon the OFSC senior professionals for our future success and upon their access to the investment professionals and partners of OFSC and its affiliates
•OFS Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
•The Company is dependent on OFS Advisor for Expense Support Payments, which can be terminated by OFS Advisor, without payment of any penalty, with or without notice, to us at anytime.
•OFS Services can resign from its role as our Administrator under the Administration Agreement, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
•The valuation process for certain of our portfolio holdings may create a conflict of interest.
•Our incentive fee may induce OFS Advisor to make certain investments, including speculative investments.
•Changes in interest rates will affect our cost of capital and net investment income.
•OFS Advisor’s liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify OFS Advisor against certain liabilities, which may lead OFS Advisor to act in a riskier manner on our behalf than it would when acting for its own account.
•Our Board may change our investment objectives, operating policies and strategies without prior notice or stockholder approval.
•We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our tax treatment as a RIC.
•Our subsidiaries and portfolio companies may be unable to make distributions to us that will enable us to meet RIC requirements, which could result in the imposition of an entity-level tax.
•We may in the future choose to pay distributions in our own stock, in which case stockholders may be required to pay tax in excess of the cash they receive.
•Because we expect to distribute substantially all of our net ordinary income and net realized capital gains to our stockholders, we may need additional capital to finance our growth and such capital may not be available on favorable terms or at all.
•Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.

•Changes in the laws or regulations governing our business, or changes in the interpretations thereof, and any failure by us to comply with these laws or regulations, could have a material adverse effect on our, and our portfolio companies’ business, results of operations or financial condition.
•Insufficient cash flows may increase our risk of default of our debt obligations, including under our Unsecured Notes and our PWB Credit Facility.
We are subject to risks related to our investments.
•Events outside of our control, including public health crises, may negatively affect the results of our operations.
•Our investments in private and middle-market portfolio companies are generally considered lower credit quality obligations, are risky, and we could lose all or part of our investment.
•Any of our portfolio companies operating in the Health Care and Social Assistance industry are subject to extensive government regulation and certain other risks particular to that industry.
•Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
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
•The interest rates of our loans to our portfolio companies might be subject to change based on recent regulatory changes, including the transition away from LIBOR and the adoption of alternative reference rates, which could affect our results of operations.
•There is a risk that stockholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

Risks Related to the COVID-19 Pandemic

Global economic, political and market conditions caused by uncertainty related to the COVID-19 pandemic has affected, and may continue to adversely affect our business, results of operations and financial condition and those of our portfolio companies.
A novel strain of coronavirus (“COVID-19”) initially appeared in China in late 2019 and rapidly spread to other countries, including the United States. General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto) and additional uncertainty regarding new variants of COVID-19, most notably the Delta and Omicron variants, have to date impacted and continue to impact supply chains, consumer demand and the operations of many businesses, as well as created labor shortages, increased inflationary pressure and overall economic and financial market instability both globally and in the United States. There is considerable uncertainty surrounding the full economic impact of the COVID-19 pandemic and the long-term effects on the U.S. and global financial markets.
Any disruptions in the capital markets, as a result of the COVID-19 pandemic or otherwise, may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and any other unfavorable economic conditions created by the COVID-19 pandemic and related restrictions and closures could increase our funding costs, limit our access to the capital markets and result in a decision by lenders not to extend credit to us. In addition, our success depends in substantial part on the management, skill and acumen of OFS Advisor, whose operations may be adversely impacted, including through quarantine measures and travel restrictions imposed on its investment professionals or service providers, or any related health issues of such investment professionals or service providers. Though all of OFS Advisor’s employees are able to work remotely, these closures have nevertheless affected many of our borrowers and many businesses through which we seek new borrowers. These effects, individually or in the aggregate, have had, and may in the future continue to have, an adverse impact on our business, financial condition, operating results and cash flows and such adverse impacts may be material.
In addition, the COVID-19-related restrictions and closures and related market conditions have resulted in, and could further result in, certain of our portfolio companies halting or significantly curtailing operations and negative impacts to the supply chains of certain of our portfolio companies. The financial results of middle-market companies in which we primarily invest, have experienced deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults, and further deterioration will further depress the outlook for middle-market companies. Further, adverse economic conditions have decreased, and may in the future decrease, the value of collateral securing some of our loans and the value of our equity investments. Such conditions have required, and may in the future require, us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which can result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations. In addition, as governments ease COVID-19 related restrictions, certain of our portfolio companies may experience increases in health and safety expenses, payroll costs and other operating expenses. The COVID-19 pandemic has also led to significant interest rate reductions by the Federal Reserve, including dropping certain rates to near zero, and market uncertainty, which has had, and may continue to have, a materially adverse effect on us.
On March 27, 2020, the U.S. government enacted the CARES Act, which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic. On December 27, 2020, the U.S. government passed the December 2020 COVID Relief Package. Additionally, on March 11, 2021, the U.S. government enacted the American Rescue Plan, which included additional funding to mitigate the adverse economic effects of the COVID-19 pandemic. It is uncertain whether, or to what extent, our portfolio companies will be able to benefit from the CARES Act, the December 2020 COVID Relief Package, the American Rescue Plan, or any other subsequent legislation intended to provide financial relief or assistance.
As a result of the disruption and pressures on liquidity caused by the COVID-19 pandemic, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it impacts our portfolio companies, employees, due diligence and underwriting processes, and financial markets. The U.S. capital markets experienced extreme volatility and disruption following the outbreak of the COVID-19 pandemic and certain economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn.
Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.
As a BDC, we are not required to make any distributions to stockholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to stockholders for each taxable year at least 90% of our ICTI (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our ICTI and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to stockholders. We will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax.
Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to stockholders of record in the current year, the dividend will be treated for all U.S. federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that we (i) declare on or before the later of the 15th day of the 9th month following the close of our taxable year or in the case of an extension of time for filing our return for the taxable year, the due date for filing such return taking into account such extension and (ii) pay during the following taxable year (but not later than the date of the first dividend payment of the same type of dividend made after such declaration). Such dividends will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2021 until as late as December 31, 2022. However, if we choose to pay a spillover dividend, we will still incur the 4% U.S. federal excise tax on some or all of the distribution.
Due to the COVID-19 pandemic or other disruptions in the economy, we anticipate that we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we anticipate that we may not be able to increase our dividends. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed below under the risk factor “We may in the future choose to pay distributions in our own stock, in which case stockholders may be required to pay tax in excess of the cash they receive.”
Risks Related to Our Business and Structure
We have a limited operating history.
We commenced operations on August 30, 2016 and are subject to all of the business risks and uncertainties associated with any business with a limited operating history, including the risk that we will not achieve or sustain our investment objective and that the value of our common stock could decline substantially.
We are dependent upon the OFSC senior professionals for our future success and upon their access to the investment professionals and partners of OFSC and its affiliates.
We do not have any internal management capacity or employees. We will depend on the diligence, skill and network of business contacts of the OFSC senior professionals to achieve our investment objective. Our future success will depend, to a significant extent, on the continued service and coordination of the OFSC senior management team, particularly Bilal Rashid, Senior Managing Director and President of OFSC, Jeffrey A. Cerny, Senior Managing Director and Treasurer of OFSC and Kyde Sharp, Managing Director of OFSC. Each of these individuals is an employee at will of OFSC. In addition, we rely on the services of Richard Ressler, Chairman of the executive committee of OFSAM and Chairman of certain of the Advisor Investment Committees, pursuant to a consulting agreement with Orchard Capital Corporation. The departure of Mr. Ressler or any of the senior managers of OFSC, or of a significant number of its other investment professionals, could have a material adverse effect on our ability to achieve our investment objective.
We expect that OFS Advisor will continue to evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that OFSC senior professionals will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with OFSC and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio or achieve our investment objective. In addition, individuals with whom the OFSC senior professionals have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.
OFS Advisor is a subsidiary of OFSAM, has no employees and depends upon access to the investment professionals and other resources of OFSC and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. OFS Advisor also depends upon OFSC to obtain access to deal flow generated by the professionals of OFSC and its affiliates. Under a Staffing Agreement between OFSC, a subsidiary of OFSAM, and OFS Advisor, OFSC has agreed to provide OFS Advisor with the resources necessary to fulfill these obligations. The Staffing Agreement provides that OFSC will make available to OFS Advisor experienced investment professionals and access to the senior investment personnel of OFSC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. We are not a party to this Staffing Agreement and cannot assure stockholders that OFSC will fulfill its obligations under the agreement. If OFSC fails to perform, we cannot assure stockholders that OFS Advisor will enforce the Staffing Agreement or that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of OFSC and its affiliates or their information and deal flow.
The Middle-Market Investment Committee that oversees our investment activities are provided by OFS Advisor under the Investment Advisory Agreement. The Middle-Market Investment Committee consists of Richard Ressler (Chairman), Jeffrey A. Cerny, Kyde Sharp and Bilal Rashid. The loss of any member of the Middle-Market Investment Committee or of other OFSC senior professionals could limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition and results of operation.
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
The types of factors that the Board takes into account in determining the fair value of our investments generally include, as appropriate, comparison to third-party yield benchmarks and comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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
On November 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of a reduced 150% asset coverage ratio to us; and we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholder as of November 6, 2018, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, pursuant to Section 61(a)(2) of the 1940 Act, we are subject to the reduced asset coverage ratio effective November 6, 2019. See “Effective November 6, 2019, we became subject to 150% Asset Coverage after receiving the approval of our Board and meeting certain conditions.”
Insufficient cash flows may increase our risk of default of our debt obligations, including under our Unsecured Notes and our PWB Credit Facility.
Any default under the agreements governing our indebtedness that is not waived and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on our other debt obligations. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure stockholders that our business will generate cash flow from operations to meet the payment obligations of our debt obligations under the Unsecured Note and the PWB Credit Facility.
Effective November 6, 2019, we became subject to 150% Asset Coverage after receiving the approval of our Board and meeting certain conditions.
The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing, we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, Section 61(a)(2) of the 1940 Act allows a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On November 6, 2018 a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board approved the application of the reduced asset coverage ratio to us. In accordance with Section 61(a)(2) of the 1940 Act, we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, the asset coverage ratio test applicable to us decreased from 200% to 150%, effective November 6, 2019 and we are able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets), assuming that additional borrowings are available.
Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, stockholders will experience increased risks of investing in our securities. If the value of our assets increases, then the additional leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not increased our leverage. Conversely, if the value of our assets decreases, the additional leverage would cause net asset value to decline more sharply than it otherwise would have had we not increased our leverage. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the additional leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not increased our leverage. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Risks Related to Our Business and Structure — We may finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”
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
Our use of reverse repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from reverse repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that we have sold but remain obligated to purchase. In addition, there is a risk that the market value of the securities retained by us may decline. If a buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experience insolvency, we may be adversely affected. Also, in entering into reverse repurchase agreements, we would bear the risk of loss to the extent that the proceeds of such agreements at settlement are less than the fair value of the underlying securities being pledged. In addition, due to the interest costs associated with reverse repurchase agreements transactions, our NAV would decline, and, in some cases, we may be worse off than if we had not used such instruments.
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
In November 2020, the SEC adopted a rule regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the rule, BDCs that use derivatives would be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined in the rule. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
We have elected to be taxed as a RIC under Subchapter M of the Code, but no assurance can be given that once elected we will be able to maintain RIC status. As a RIC, we are not required to pay corporate-level U.S. federal income taxes on our income and capital gains distributed (or deemed distributed) to our stockholders. To continue to qualify for tax treatment as a RIC under the Code and to be relieved of federal taxes on income and gains distributed to our stockholders, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long~~-~~term capital losses, if any, to our stockholders on an annual basis. We will be subject, to the extent we use debt financing or preferred stock, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements or preferred stock that could, under certain circumstances, restrict us from making distributions necessary to qualify for tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our qualification for the tax benefits available to RICs and, thus, may be subject to corporate-level U.S. federal income tax. To maintain our qualification for tax treatment as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to continue to qualify for tax treatment as a RIC for any reason and become subject to corporate-level U.S. federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders. See “Item 1. Business—Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”
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
For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as the accrual of OID. This may arise if we purchase assets at a discount, receive warrants in connection with the making of a loan or in other circumstances, or through contracted PIK interest or dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash), which represents contractual interest or dividends added to the loan balance or equity security and due at the end of the investment term. Such OID, which could be significant relative to our overall investment activities, or increases in loan or equity investment balances as a result of contracted PIK arrangements, will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.
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
We distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. In accordance with guidance issued by the Internal Revenue Service, a publicly traded RIC should generally be eligible to treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder is permitted to elect to receive his or her distribution in either cash or stock of the RIC (even where there is a limitation on the percentage of the distribution payable in cash, provided that the limitation is at least 20%), subject to the satisfaction of certain guidelines. If too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If this and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be a taxable distribution in an amount equal to the amount of cash that could have been received instead of stock. If we decide to make any distributions consistent with this guidance that are payable in part in our stock, stockholders receiving such distribution would be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, it may be subject to transaction fees (e.g., broker fees or transfer agent fees) and the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
Because we expect to distribute substantially all of our net ordinary income and net realized capital gains to our stockholders, we may need additional capital to finance our growth and such capital may not be available on favorable terms or at all.
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
The PWB Credit Facility provides us with a senior secured revolving line of credit of up to $15.0 million, with maximum availability equal to 35% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the PWB Credit Facility. The PWB Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The PWB Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. The PWB Credit Facility permits us to fund additional investments as long as we are within the conditions set out in the PWB Credit Facility. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lender, which would accelerate our repayment obligations under the PWB Credit Facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. We had $5.4 million outstanding under the PWB Credit Facility as of December 31, 2021.
Loss of status as a RIC would reduce our net asset value and distributable income.
We have elected to be taxed as a RIC under the Code. As a RIC we will not be required to pay corporate level U.S. federal income taxes on our income and capital gains that we timely distribute to our stockholders, provided that we satisfy certain annual distribution and other requirements. Accordingly, we will not be permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we fail to qualify for RIC status in any year, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value and the amount potentially available for distribution. In addition, if we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of stockholders. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock.
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
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels, including those that govern BDCs, SBICs, RICs, or non-depository commercial lenders. These laws and regulations, including applicable accounting standards, as well as their interpretation, may change from time to time, including as the result of directives from the U.S. President and others in the executive branch, and new laws, regulations, accounting standards and interpretations may also come into effect. For example, the current U.S. presidential administration could support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.
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
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. At the end of 2021, the Build Back Better Act included proposals that, if adopted, would have changed the corporate statutory and effective tax rate. While there are no immediate prospects for the Build Back Better Act to become law, future tax acts tend to draw upon earlier proposals. The likelihood of any such legislation being enacted is uncertain and we cannot predict with certainty how any future changes in the tax laws might affect us, our investors or our portfolio investments, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.
Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
There has been on-going discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, which has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
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
We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). We will not be required to comply with all of the requirements of Section 404 until we are no longer an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are required to conduct annual management assessments of the effectiveness of our  internal controls over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date we are no longer an emerging growth company under the JOBS Act.
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
OFS Advisor and its affiliates have incurred significant organizational and offering costs on our behalf. Under the terms of the Investment Advisory Agreement, we are conditionally liable for these costs, meaning OFS Advisor is entitled to receive up to 1.5% of the gross proceeds raised in the Offering until all of the organization and offering costs paid by OFS Advisor and its affiliates have been recovered. Additionally, OFS Advisor and their affiliates may continue to incur offering costs on our behalf throughout the Offering and for which we will also be conditionally liable.
Historically, OFS Advisor and CIM Capital have provided us with expense support that ensured, and OFS Advisor currently provides support under the Expense Support Agreement that ensures, no portion of our distributions to stockholders were, or will be paid, from Offering proceeds, and provided or provides, as the case may be, for expense-reduction payments to us in any quarterly period in which our cumulative distributions to stockholders exceed our cumulative distributable ordinary income and net realized gains. We may become obligated to reimburse OFS Advisor for expense support payments, conditioned upon maintenance of our per-share distribution rate and our realization of improved unsupported expense ratios.
Risks Related to OFS Advisor and its Affiliates
We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients.
OFS Advisor and its affiliates manage other assets, including those of other BDCs and registered investment companies, separately managed accounts, accounts for which OFS Advisor or its affiliates may serve as sub-adviser and CLOs, and may manage other entities in the future, and these other funds and entities may have similar or overlapping investment strategies. Our executive officers, directors and members of the Advisor Investment Committees serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by OFS Advisor or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, OFS Advisor currently serves as the investment adviser to OFS Capital, a publicly-traded BDC, that invests primarily in senior secured loans of middle-market companies in the United States, similar to those we target for investment, including first-lien, second-lien and unitranche loans as well as subordinated loans and, to a lesser extent, warrants and other equity securities. OFS Advisor also serves as the investment adviser to OCCI, a closed-end management investment company that primarily invests in CLO debt and subordinated securities. Therefore, many investment opportunities will satisfy the investment criteria for both OFS Capital and us and, in certain instances, investment opportunities may be appropriate for OCCI and us. OFS Capital operates as a distinct and separate entity and any investment in our common stock will not be an investment in OFS Capital. In addition, our executive officers serve in substantially similar capacities for OFS Capital and OCCI and our independent directors serve in a similar capacity for OFS Capital. Similarly, OFS Advisor and/or its affiliates may have other clients with, similar, different or competing investment objectives. In serving in these multiple capacities, our executive officers and directors, OFS Advisor and/or its affiliates, and members of the Advisor Investment Committees may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders.
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
We may invest in debt and other securities of companies in which other Affiliated Accounts hold those same securities or different securities, including equity securities. In the event that we make such investments, our interests will at times conflict with the interests of such other Affiliated Accounts, particularly in circumstances where the underlying company is facing financial distress. Decisions about what action should be taken, particularly in troubled situations, raises conflicts of interest, including, among other things, whether or not to enforce claims, whether or not to advocate or initiate a restructuring or liquidation inside or outside of bankruptcy, and the terms of any work-out or restructuring. The involvement of multiple Affiliated Accounts at both the equity and debt levels could inhibit strategic information exchanges among fellow creditors, including among us and other Affiliated Accounts. In certain circumstances, we or other Affiliated Accounts may be prohibited from exercising voting or other rights and may be subject to claims by other creditors with respect to the subordination of their interest.
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
OFSC senior professionals and members of the Advisor Investment Committees may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us and our stockholders.
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
We rent office space from a subsidiary of OFSAM and pay to that subsidiary our allocable portion of overhead and other expenses incurred in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer and chief accounting officer. This creates conflicts of interest that our Board must monitor.
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
We generally are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of their independent directors and, in some cases, of the SEC. Those transactions include purchases from, sales to, and so-called “joint” transactions, in which we and one or more of our affiliates engage in certain types of profit-making activities with such affiliates. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be considered an affiliate of us for purposes of the 1940 Act, and we generally are prohibited from engaging in purchases of assets from or sales of assets to or joint transactions with such affiliates, absent the prior approval of our independent directors. Additionally, without the approval of the SEC, we are prohibited from engaging in purchases from or sales of assets to or joint transactions with our officers, directors, and employees, and advisors (and its affiliates).
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
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received the Order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds subject to compliance with the Order. The Order superseded a previous order we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. Pursuant to the Order, we are generally permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, with exemptive orders through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates that are private funds, even if such other funds had not previously invested in such existing portfolio company. Without this order, such Affiliated Funds that are private funds would not be able to participate in such co-investments with us unless the Affiliated Funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order expired on December 31, 2020, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein.
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

The Company is dependent on OFS Advisor for Expense Support Payments, which can be terminated by OFS Advisor, without payment of any penalty, with or without notice, to us at anytime.
The Company has benefited from Expense Support Payments since inception to maintain its monthly distributions. Expense limitation under both the Investment Advisory Agreement and Second Amended Expense Support Agreement can be terminated by OFS Advisor, without payment of any penalty, with or without notice, to us at any time. If the Second Amended Expense Support Agreement was cancelled, we may not be able to continue paying distributions at the current level, or would have to pay distributions from Offering proceeds. Cessation of expense support under the Investment Advisory Agreement does not require termination of the Investment Advisory Agreement. If expense support under the Investment Advisory Agreement were terminated, the sale of our shares and the Offering could be significantly impaired.
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
The incentive fee payable by us to OFS Advisor may create an incentive for OFS Advisor to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to OFS Advisor is determined may encourage OFS Advisor to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor our stockholders. Generally, the more equity we sell in offerings and the greater the risk assumed by us with respect to our investments, the greater the potential for growth in our assets and profits (and, correlatively, the fees payable by us to CCO and OFS Advisor). These compensation arrangements could affect OFS Advisor’s or its affiliates’ judgment with respect to public offerings of equity and investments made by us, which may allow CCO to earn additional sales commissions and dealer manager fees and OFS Advisor to earn increased asset management fees. In addition, the way in which the incentive fee payable to OFS Advisor is determined may encourage OFS Advisor to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor our stockholders.
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
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.
The documents governing the loans underlying our CLO investments may allow for “priming transactions.”
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
Any of our portfolio companies operating in the Health Care and Social Assistance industry are subject to extensive government regulation and certain other risks particular to that industry.
We invest in companies in the Health Care and Social Assistance industry. Our investments in portfolio companies that operate in this sector are subject to certain significant risks particular to that industry. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices. Healthcare companies often must obtain and maintain regulatory approvals to market many of their products and change prices for certain regulated products. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry. In particular, health insurance reform could have a significant effect on our portfolio companies in this industry sector, and may force our portfolio companies in this industry sector to change how they do business. We can give no assurance that our portfolio companies will be able to adapt successfully in response to these changes.
Portfolio companies in the Health Care and Social Assistance industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed.

Any of these factors could materially adversely affect the operations of a portfolio company in this industry sector and, in turn, impair our ability to timely collect principal and interest payments owed to us.
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
From time to time, we invest in Structured Finance Notes that comprise the equity tranche of CLOs, which are junior in priority of payment and are subject to certain payment restrictions generally set forth in an indenture governing such investments. In addition, Structured Finance Notes generally do not benefit from any creditors’ rights or ability to exercise remedies under the indenture governing such investments. Structured Finance Notes are not guaranteed by another party and are subject to greater risk than the secured notes issued by the CLO. CLOs are typically highly levered, utilizing up to approximately 9-13 times leverage, and therefore Structured Finance Notes are more prone to a risk of total loss. There can be no assurance that distributions on the assets held by the CLO will be sufficient to make any distributions or that the yield on the Structured Finance Notes will meet our expectations.
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
As of December 31, 2021, our investments in the health care and social assistance sector represented 9.9% of our total portfolio at fair value. Our investments in the health care and social assistance sector, which include portfolio companies providing services such as child care, home healthcare, substance abuse treatment and mental health outpatient treatments, are subject to substantial risks. Our portfolio companies in the health care and social assistance sector are often subject to various federal, state and local laws, as well as a variety of regulatory provisions related to zoning, sanitation, licensing, curriculum, health and safety, among others. The laws and rules governing the business of social assistance companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. In particular, policies and regulations regarding government and third-party reimbursement and insurance coverage of in-home healthcare and mental health and substance abuse treatment fluctuate often. Existing or future laws and rules could force our portfolio companies in the health care and social assistance sector to change how they do business, restrict revenue, increase costs, change reserve levels, change business practices and increase liability in federal and state courts. Participants in the health care and social assistance industry may be subject to certain claims, allegations or litigation involving the care, development and supervision of patients and clients. Such claims, allegations or litigation could significantly damage the reputation of the provider and have adverse effects on the social assistance industry, the financial condition of our portfolio companies, and in turn, our returns, even if such claims, allegations or litigation are proven false.
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
The interest rates of our loans to our portfolio companies might be subject to change based on recent regulatory changes, including the transition away from LIBOR and the adoption of alternative reference rates, which could affect our results of operations.
LIBOR was the basic rate of interest used in lending transactions between banks on the London interbank market and was widely used as a reference for setting the interest rate on loans globally. We typically used LIBOR as a reference rate in loans we extended to portfolio companies such that the interest due to us pursuant to a loan extended to a portfolio company was calculated using LIBOR. The terms of our debt investments generally included minimum interest rate floors which were calculated based on LIBOR.
On March 5, 2021, the Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the 1-week and 2-month U.S. dollar LIBOR settings would cease publication after December 31, 2021 and the overnight, 1, 3, 6 and 12 months U.S. dollar LIBOR settings will cease publication after June 30, 2023. However, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. On July 29, 2021, the ARRC formally recommended Secured Overnight Financing Rate (“SOFR”) as its preferred alternative replacement rate for LIBOR for use in derivatives and other financial contracts currently indexed to LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The AARC has proposed a paced market transition plan to SOFR from LIBOR.

There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in higher interest costs for us, which could have a material adverse effect on our operating results and liquidity. Although SOFR is the ARRC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR. In addition, the discontinuance of LIBOR and/or changes to another index could result in mismatches with the interest rate of some of our investments. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. However, we cannot reasonably estimate the impact of the transition at this time.
Recently, the CLOs we have invested in have included, or have been amended to include, language permitting the CLO investment manager to implement a market replacement rate (like those proposed by ARRC) upon the occurrence of certain material disruption events. However, we cannot ensure that all CLOs in which we are invested will have such provisions, nor can we ensure the CLO investment managers will undertake the suggested amendments when able. We believe that because CLO managers and other CLO market participants have prepared for a transition away from LIBOR, we do not anticipate such a transition to have a material impact on the liquidity or value of any of our LIBOR-referenced CLO investments. However, the specific effects of a transition away from LIBOR cannot be determined with certainty as of the date of this filing, a transition away from LIBOR could:
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
In addition, the effect of a phase out of LIBOR on U.S. senior secured loans, the underlying assets of the CLOs in which we invest, is currently unclear. To the extent that any replacement rate utilized for senior secured loans differs from that utilized for a CLO that holds those loans, the CLO would experience an interest rate mismatch between its assets and liabilities which could have an adverse impact on our net investment income and portfolio returns. Further, there may be disputes between market participants regarding the interpretation and enforceability of provisions in our LIBOR-based investments (or lack of such provisions) related to the economic floors in such investments, which may result in a loss or degradation of floor protection in the case of a transition from LIBOR to any one of the various alternative reference rates.
Many underlying corporate borrowers can elect to pay interest based on 1-month LIBOR, 3-month LIBOR and/or other rates in respect of the loans held by CLOs in which we are invested, in each case plus an applicable spread, whereas CLOs generally pay interest to holders of the CLO’s debt tranches based on 3-month LIBOR plus a spread. The mismatch in the rate at which CLOs earn interest and the rate at which they pay interest on their debt tranches negatively impacts the cash flows on a CLO’s equity tranche, which may in turn adversely affect our cash flows and results of operations.
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

Risks Related to Our Securities and an Investment in our Common Stock
Our shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever. Therefore, our stockholders have limited liquidity and may not receive a full return of invested capital (including front-end commissions, fees and expenses), upon selling their shares or upon liquidation of our company.
Our shares are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. Our Board must contemplate a liquidity event for our stockholders on or before ten years after the completion of the Offering, which such ten-year period may be extended, in the sole discretion of the OFS Advisor for up to two additional one-year periods. A future liquidity event could include: (i) a listing of our shares on a national securities exchange; (ii) a merger or another transaction approved by our Board in which our stockholders will receive cash or shares of a listed company; or (iii) a sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation. Certain types of liquidity events, such as a listing, would allow us to retain our investment portfolio intact while providing our stockholders with access to a trading market for their securities.
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
Our dealer manager in the Offering has no prior experience selling shares on behalf of a BDC. There is therefore no assurance that CCO will be able to sell a sufficient number of shares to allow us to have adequate funds to purchase a diversified portfolio of investments. If CCO fails to perform, we may not be able to raise adequate proceeds through the Offering to implement our investment strategy. As a result, we may be unable to achieve our investment objective, and you could lose some or all of the value of your investment. In addition, because CCO is an affiliate of OFS Advisor, it may face conflicts of interest. See “Item 1A. Risk Factors - Our dealer manager may face conflicts of interest as a result of a compensation arrangement between one of its affiliates and OFS Advisor”.
We may, but are not required to, offer to repurchase our stockholder’s shares on a quarterly basis. As a result, our stockholders will have limited opportunities to sell their shares.
Any repurchase offer allows our stockholders to sell their shares back to us at a price equal to the most recently disclosed net asset value per share of our common stock immediately prior to the date of repurchase. Our Board has the right to suspend or terminate the share repurchase program to the extent that it determines that it is in our best interest to do so. Any share repurchase program will include numerous restrictions that limit our stockholder’s ability to sell their shares. We may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares. If our Board so determines, we will limit repurchases in each quarter to 2.5% of the weighted average number of shares of our common stock outstanding for any prior 12-month period. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. These limits may prevent us from accommodating all repurchase requests made in any year. Our Board may amend, suspend or terminate the share repurchase program upon 30 days’ notice. We will notify our stockholders of such developments: (i) in our quarterly reports or (ii) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, under the quarterly share repurchase program, if implemented, we will have discretion to not repurchase shares, to suspend the program, and to cease repurchases. Further, the program may have many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.
The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders, and, to the extent our stockholders are able to their shares under the program, they may not be able to recover the amount of their investment in our shares.
If we make repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price that our stockholders paid for their shares. As a result, to the extent our stockholders paid a price that includes the related sales load and to the extent they have the ability to sell their shares pursuant to our share repurchase program, then the price at which they may sell shares, which will be approximately equivalent to our estimated net asset value on the last business day of the prior calendar quarter, may be lower than the amount they paid in connection with the purchase of shares in the Offering.
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
Our stockholders will not have preemptive rights to any shares we issue in the future. Our Charter authorizes us to issue up to 20 million shares of common stock. Pursuant to our Charter, a majority of our entire Board may amend our Charter to increase our authorized shares without stockholder approval. Our board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below net asset value a stockholder’s percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, a stockholder may also experience dilution in the book value and fair value of its shares.
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
We may be unable to invest a significant portion of the net proceeds of the Offering on acceptable terms in an acceptable timeframe.
Delays in investing the net proceeds of the Offering may impair our performance. We cannot assure our stockholders that we will be able to continue to identify investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of the Offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.
Before making investments, we will invest the net proceeds of the Offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements, and/or other high-quality debt instruments maturing in one year or less from the time of investment. This will produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objective may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective.
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
If we issue preferred stock, debt securities or convertible debt securities, the net asset value of our common stock may become more volatile.

We cannot assure the holders of common stock that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities or convertible debt would likely cause the net asset value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock.
There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which may be required by the preferred stock, debt securities, convertible debt or units or of a downgrade in the ratings of the preferred stock, debt securities, convertible debt or units or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. If we do not maintain our required asset coverage ratios, we may not be permitted to declare dividends. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt or any combination of these securities. Holders of preferred stock, debt securities or convertible debt may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.
Holders of any preferred stock that we may issue will have the right to elect members of our Board and have class voting rights on certain matters.
The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred stockholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our tax treatment as a RIC for U.S. federal income tax purposes.
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
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union, or EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. The decision made in the United Kingdom referendum to leave the EU (commonly known as “Brexit”) has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. Under the terms of the withdrawal agreement negotiated and agreed to between the United Kingdom and the European Union, the United Kingdom's departure from the European Union was followed by a transition period which ran until December 31, 2020 and during which the United Kingdom continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. On December 24, 2020, the European Union and United Kingdom governments signed a trade deal (the "Trade Agreement") that applied provisionally from January 1, 2021 until the end of April 2021, when the European Parliament approved the Trade Agreement, and that now governs the relationship between the United Kingdom and the European Union. The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union. Notwithstanding the foregoing, the longer term economic, legal, political, and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty.
The deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Global market and economic disruptions have affected, and may in the future affect the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.
Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, escalating border tensions between Russia and Ukraine, and the COVID-19 pandemic, could adversely affect our business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of our portfolio companies.
Additionally, the Federal Reserve may raise, or may announce its intention to raise, the Federal Funds Rate in 2022. These developments, along with the U.S. government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of the COVID-19 pandemic, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.
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
Various social and political tensions in the United States and around the world, including in the Middle East, Eastern Europe and Russia, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Additionally, several EU countries, including Greece, Ireland, Italy, Spain, and Portugal, continue to face budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is also continued concern about national-level support for the euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. The recent United States and global economic downturn, or a return to the recessionary period in the United States, could adversely impact our investments. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. These market and economic disruptions could also negatively impact the operating results of our portfolio companies. We cannot predict the duration of the effects related to these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
We are subject to risks related to corporate social responsibility.
Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.
We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity, equity and inclusion, environmental stewardship, corporate governance, support for local communities and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has announced that it may require disclosure of certain ESG-related matters. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies or third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Despite careful security and controls design, our information technology systems and the information technology systems of our portfolio companies and our third-party vendors, may be subject to security breaches and cyber-attacks, the result of which may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation damage to business relationships and damage to our competitiveness, stock price, and long-term stockholder value. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our, our portfolio companies’ and our third party vendors’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by OFS Services and third-party service providers, and the information systems of our portfolio companies. OFS Advisor has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. Cybersecurity risks require continuous and increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage. Further, the remote working conditions resulting from the COVID-19 pandemic have heightened our and our portfolio companies' vulnerability to a cybersecurity risk or incident.
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
Item 3.     Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2021. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
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
Stockholders
As of March 14, 2022, there were 447 holders of record of our stock.
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
The following table summarizes the common stock repurchases by us for the years ended December 31, 2021, 2020 and 2019:

	Number of Shares	Amount
January 1, 2019 through April 5, 2019 (1)	7,407	$98,296
April 6, 2019 through June 30, 2019	9,029	119,821
July 1, 2019 through September 30, 2019	7,407	97,111
October 1, 2019 through December 31, 2019	15,597	204,317
January 1, 2020 through April 3, 2020 (2)	32,622	364,384
April 4, 2020 through June 30, 2020	53,665	654,713
July 1, 2020 through September 30, 2020	55,320	694,819
October 1, 2020 through December 31, 2020	55,674	700,935
January 1, 2021 through April 5, 2021 (3)	55,377	708,272
April 6, 2021 through June 30, 2021	55,016	700,354
July 1, 2021 through September 30, 2021	54,557	702,694
October 1, 2021 through December 31, 2021	53,941	696,391
(1) Our February 11, 2019 tender offer that was originally scheduled to expire on March 27, 2019, was amended to extend the offer period to April 5, 2019.
(2) Our February 21, 2020 tender offer that was originally scheduled to expire on March 27, 2020, was amended to extend the offer period to April 3, 2020.
(3)    Our February 19, 2021 tender offer that was originally scheduled to expire on March 26, 2021, was amended to extend the offer period to April 5, 2021.
All repurchased shares were retired upon acquisition.
Sales of Unregistered Securities
During the year ended December 31, 2021, we issued and sold 60,332 shares of our common stock for gross proceeds of $845,000 or a weighted average price of $14.01 per share.
The offer and sale of the Company’s Common Stock in the private placement was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of, and Rule 506 of Regulation D under, the Securities Act. We paid $61,700 in commissions in connection with the sale of the shares.
Because shares of our common stock have been acquired by investors in our more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our common shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) the transferor provides OFS Advisor with at least 10 days written notice of the transfer; (ii) the transfer is made in accordance with applicable securities laws; and (iii) the transferee agrees in writing to be bound by these restrictions and the other restrictions imposed on the common shares and to execute such other instruments or certifications as are reasonably required by us. Accordingly, an investor must be willing to bear the economic risk of investment in the common shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the common shares may be made except by registration of the transfer on our books.
Distributions
We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our Board in its discretion. Distributions directly affect our taxable income. See “Item 1. Business–Material U.S. Federal Income Tax Considerations–Taxation as a RIC.”
Distributions in excess of our current and accumulated ICTI are reported as returns of capital; the tax treatment to the stockholder will depend on a variety of factors including the stockholder’s tax basis in our shares. The determination of the tax attributes of our distributions is made annually as of the end of the year, and is based on our taxable income for the full year and distributions paid for the full year; therefore, determinations made on a quarterly basis may not be representative of the tax attributes of our distributions to stockholders. Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus, which is a nontaxable distribution) is mailed to our U.S. stockholders. For the year ended December 31, 2021, all of our distributions were paid from ordinary income.

Item 6.    Reserved.

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

•interest rate volatility, including the transition from LIBOR to one or more alternative reference rate(s);
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
•the effect of new or modified laws or regulations governing our operations;
•ability to continue generating strong risk-adjusted net returns by assembling a diversified portfolio of investments across a broad range of industries;
•the need and availability of additional capital on favorable terms to finance growth given our expectation to distribute substantially all of our net ordinary income and net realized capital gains to our stockholders; and
•ability to secure financial maintenance covenants in the loans in which we invest.
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
Overview
Key performance metrics are presented below:

	December 31, 2021	December 31, 2020
Net asset value per common share	$12.99	$12.59

	Year Ended December 31,
	2021	2020	2019
Net investment income per common share	$1.06	$0.99	$1.00
Net increase in net assets resulting from operations per common share	1.40	0.56	0.95
Distributions paid per common share	1.02	1.01	1.05

Our NAV per share increased to $12.99 at December 31, 2021 from $12.59 at December 31, 2020, primarily due to net gains on our investment portfolio of $728,088, or $0.34 per common share. For the year ended December 31, 2021, higher then expected net gains were primarily due to a realized gain of $479,727 on the sale of our preferred equity in TTG Healthcare, LLC, as well as net gains of $591,437 on our senior secured loans from the continued reversal of unrealized depreciation recognized during the three months ended March 31, 2020, due to market disruptions resulting from the COVID-19 pandemic.
During the year ended December 31, 2021, net investment income increased $58,956 from the prior year. Net interest margin (total interest income less interest expense) increased $480,840, or $0.23 per common share, primarily due to an increase in the weighted-average performing income yield on interest-bearing investments to 11.0% from 10.0% in the prior year. Also, our weighted-average debt interest costs decreased during the year ended December 31, 2021, due to amendments to each the PWB Credit Facility and Unsecured Note to reduce their stated interest rates.
During the year ended December 31, 2021, we recognized net gains on our debt and equity investments of $678,331 and $410,531, respectively, offset by net losses of $266,953 on our Structured Finance Notes. For the year ended December 31, 2021, net realized losses on investments of $298,166 were primarily attributable to the realized loss of $1,007,141 on the write-off of our subordinated debt investment in Online Tech Stores, LLC, offset by realized gains of $702,837 on the sale of common and preferred equity investments. As of December 31, 2021, we had no debt investments on non-accrual status.
Since OFS Advisor implemented its business continuity plan in mid-March 2020, OFS Advisor’s entire team effectively transitioned to remote work, and we are currently capable of maintaining our normal functionality to complete our operational requirements.
We have actively monitored our portfolio companies throughout this period of economic uncertainty, which has included assessments of our portfolio companies' operational and liquidity outlook. During the year ended December 31, 2021, we extended six revolvers and eight delayed draw commitments to support our portfolio companies through the COVID-19 pandemic. As of December 31, 2021, we have unfunded commitments of $4,180,448 to ten portfolio companies. For details on our portfolio activity for the year ended December 31, 2021, see “Portfolio Composition and Investment Activity — Investment Activity”.
We will continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation.
We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, and the magnitude of the economic impact of the pandemic, including the impact of travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to predict the duration and impact of any additional business and supply-chain disruptions, the extent to which the COVID-19 pandemic will negatively affect our portfolio companies’ operating results, or the impact that such disruptions may have on our results of operations and financial condition. Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and possibly default on their financial obligations to us and their other capital providers. We also expect that some of our portfolio companies may significantly curtail business operations, furlough or lay-off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. However, to the extent our portfolio companies continue to be adversely impacted by the COVID-19 pandemic, our future net investment income, financial condition, results of operations and the fair value of our portfolio investments may be materially adversely impacted. . See “Item 1A. Risk Factors — Risks Related to the COVID-19 Pandemic” for additional information.
We are also subject to financial risks, including changes in market interest rates. As of December 31, 2021, approximately $32.6 million (aggregate cost amount) of our debt investments bore interest at variable rates, which are generally LIBOR-based but will transition away from LIBOR to any one the various alternative reference rates, and many of which are subject to reference-rate floors. We have prepared and planned for the transition away from LIBOR, incorporating alternate reference rates to be used in our credit agreements and making other preparations, and believe the impact on us from the transition will be low. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased, primarily in the second quarter of 2020. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR or an alternative rate are not offset by a corresponding increase in the credit spread over LIBOR or an alternative rate that we earn on our portfolio investments, or a decrease in our operating expenses, including our incentive fee and the interest costs on our liabilities indexed to LIBOR or an alternative rate. As of December 31, 2021, the majority of our variable rate debt investments are subject to the base rate floor, partially mitigating the impact of the recent decrease in LIBOR on our gross investment income. However, there may be disputes between market participants regarding the interpretation and enforceability of provisions related to the economic floors in our LIBOR-based investments (or lack thereof), which may result in a loss or degradation of floor protection in the case of a transition from LIBOR to any one of the various alternative reference rates. See “Item 1A. Risk Factors — Risks Related to our Business and Structure” for additional information.
At December 31, 2021, our asset coverage ratio was 228% and we remained in compliance with all applicable financial covenant thresholds under our outstanding debt and our minimum asset coverage requirement under the 1940 Act. As of December 31, 2021, we had an unfunded commitment of $6,794,859 under our PWB Credit Facility. Based on fair values and net asset value at December 31, 2021, we could access our full remaining unfunded commitment of $6,794,859 under the PWB Credit Facility and have an asset coverage ratio of 196%. We continue to believe that we have sufficient levels of liquidity to support our commitments to existing portfolio companies and selectively deploy capital in new investment opportunities in this challenging environment.
On January 26, 2022, our Board declared a distribution of $0.0846 per common share, payable on April 15, 2022, to stockholders of record on January 27, 2022.
On February 23, 2022, our Board declared a distribution of $0.0846 per common share, payable on April 15, 2022, to stockholders of record on February 24, 2022.
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
Our critical accounting policies and estimates are those relating to revenue recognition, expense limitation agreements and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board of Directors. For a descriptions of our revenue recognition and fair value policies, see “Item 8 – Financial Statements – Note 2. Summary of Significant Accounting Policies.”
Revenue recognition
Our direct lending activities frequently involve the acquisition of multiple financial instruments or rights either in an initial transaction, or in subsequent or "follow-on" transactions, including amendments to existing securities. These financial instruments can include loans, preferred and common stock, warrants, or membership interests in limited liability companies. Acquired rights can include fixed or variable fees that can be either guaranteed or contingent upon operating performance of the underlying portfolio companies. Moreover, these fees may be payable in cash or additional securities. The revenue recognized on these instruments is a function of the fee or other consideration allocated to them, including amounts allocated to loan syndication fees at the time of acquisition.
These allocations are generally based on the relative fair value of the instruments at the time of the transaction, a process involving fair value estimates which is also a critical accounting policy and significant estimate. Once determined, these allocations directly affect the discount/premium and yield on debt securities, the cost and net gains/losses on equity securities, and ICTI. These allocations require an understanding of the terms and conditions of the underlying agreements and requires significant management judgment.
PIK Income. Our recognition of PIK interest includes assessment of collectibility. In determining whether a loan should be on non-accrual status, management considers whether the in-kind securities received would be non-accretive to overall value of our investment position (i.e., the recognition of PIK income merely results in the recognition of offsetting unrealized depreciation on the position, and no increase in our net assets). Furthermore, the non-accrual of PIK interest does not preclude the recognition of cash interest received.
Structured Finance Notes. Recognition of interest income on our subordinated note and mezzanine debt investments require development of numerous assumptions regarding the performance and behavior of the underlying loans and portfolio companies, as well as assumption regarding the actions expected by the collateral managers of the CLOs. Income recognized under ASC Sub-topic 325-40, Beneficial Interests in Securitized Financial Assets, the authoritative accounting literature for income recognition on our Structured Finance Notes, is the constant yield-to-redemption that equates the expected cash flows from the instrument to its cost or amortized cost. The cash flows from a subordinated note structured finance instrument are estimated, on a period-by-period basis, as
•the expected cash flows from the underlying portfolio of the CLO vehicle, derived by adjusting the contractual amounts due on the portfolio investments for, among other things
◦expected losses on defaults,
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
The cash flow assumptions utilized in our subordinated note and mezzanine debt investments revenue recognition determination (our “Revenue Assumptions”) generally involve the same economic considerations as the cash flow assumptions utilized in our period-end fair value estimates for these instruments (our “Fair Value Assumptions”), though on an factor-by-factor basis the assumptions will not be identical as the assumptions are developed by independent parties. To ensure that our Revenue Assumptions and our Fair Value Assumptions are consistent, management performs period tests involving with-and-without type considerations to ensure the collection of assumptions for each purpose produce consistent cash flows in all material respects.
Expense Limitation Agreements
We benefit from two expense limitation agreements with OFS Advisor: portions of the Investment Advisory Agreement, which limits our liability to reimburse OFS Advisor for organization and offering expenses it incurs on our behalf, and the Second Amended Expense Support Agreement. See “Item 8 – Financial Statements – Note 3. Related Party Transactions.”
We considered the relevant accounting literature applicable to expense limitation agreements—particularly ASC Topic 946 Subtopic 20 Section 254 and related publications by the American Institute of Certified Public Accountants, as well as publicly available documents on industry practice and the SEC Staff’s views thereon. The application of this accounting literature requires interpretation of the reimbursement conditions in the expense limitation agreements, which requires significant judgment. An agreement whose reimbursement conditions are either non-substantive or whose occurrence is inevitable will generally fail to meet to the requirements of this literature, resulting in greater reported expense, lower reported net asset values, and an on-balance sheet liability to reimburse the agreement counterparty for any funds or support received.
We regularly evaluate the Investment Advisory Agreement conditions for reimbursement, and have concluded the expense-reduction recognition it has been given is appropriate because the substantive conditions for recognition of liability by us—specifically, the sale of shares from whose proceeds OFS Advisor will be paid for unreimbursed costs—have not been satisfied.
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
Our discounted cash flow valuations involve a determination of discount rate commensurate with the risk inherent in each investment. Management uses two primary methods to estimate discount rates on Portfolio Company Investments: a method based upon a hypothetical recapitalization of the entity given its current operating performance and current market conditions; and a synthetic debt rating method, which assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and then estimates the discount rate based on observed market yields for actual rated debt. Management may also use a relative value method to estimate yields, which involves estimating the discount rate of non-traded subject debt investments based on an expected or assumed relationship between Indicative Prices on traded debt and the subject debt for a portfolio company. All methods for estimating the discount rate generally involve calibration of unobservable inputs utilized in estimating the discount rate on the subject investment to its internal rate of return at close or purchase date. These methods generally produce a range of discount rates, and we generally select the midpoint of the range for use in fair value measures, subject to limitations on the basis of the borrowers' ability to prepay the debt without penalty.
Our market approach valuations, generally applied to equity investments and investments in non-performing debt, involve a determination of an enterprise value multiple to a financial performance metric of the portfolio company, generally EBITDA. These determinations are based on identification of a comparable set of publicly traded companies and determination of a public-to-private liquidity adjustment factor, generally through calibration to transaction prices in the subject investment instrument. This method generally produces a range of multiplier values and management, under the supervision of the Board, generally selects the midpoint of the range for fair value measures.
We adjusted our approach to fair value estimates throughout 2020 in response to the economic uncertainty associated with the spread of the COVID-19 pandemic. Our use of Indicative Prices includes assessments of whether a sufficient number of market quotations are available and whether the depth of the markets from which those Indicative Prices were received is sufficient to transact in amounts approximating our positions in such assets without impacting such prices. Moreover, these assessments are generally based on 90-day moving averages of our depth and liquidity metrics. The 90-day moving average generally counters the effects of intermittent quoting activity observed at month- and quarter-ends, irregular quoting activity that tends to artificially inflate our market depth and liquidity metrics. We observed significant declines in market liquidity beginning in the middle of March 2020 and concluded the 90-day moving average was not representative of market conditions given the significant market dislocation during that period. Accordingly, we adjusted our depth and liquidity assessment to one based on a 5-day moving average of the metrics in our liquidity assessments as of March 31, 2020, and partially reverted, utilizing 30-day and 60-day moving average, in our June 30, 2020, and September 30, 2020 assessments, respectively, as liquidity continued to return to the loan market. We fully reverted to use of the 90-day moving average in our December 31, 2020 assessments and throughout 2021 in our quarterly and year-end assessments.
We also adjusted the relative weighting of our Level 3 fair value models during much of 2020. Our processes included assessments of the impact of the COVID-19 pandemic on the financial condition, results of operations or cash flows of our portfolio companies. Initially, such forward-looking assessments were fragmentary; however as such forward-looking estimates became more reliable, such information was directly incorporated into our fair value models. In circumstances in which reliable forward-looking information was unavailable, we considered the market impact on performance-metric multiples and related impact on enterprise values. Additionally, management observed a decrease in the historic correlation between market spreads used in our synthetic debt rating method and those used in our Reunderwriting Analysis. These market spreads, though highly correlated before the on set of COVID-19, relate to different segments of the lending market primarily on the basis of borrower size. The synthetic debt rating method is based on market spreads for larger borrowers with rated debt, while the reunderwring analysis market spreads are generally used for what are considered middle-market borrowers. Management concluded, given the break-down in this relationship, the relative weight given to each of these methods required adjustment to correspond to the market most closely associated with the subject investment. Accordingly, we decreased the weighting for the synthetic debt rating method and increased the weighting for the reunderwriting analysis in the current period year, from a weighting of 50/50 to a weighting of 10/90, at March 31, 2020, and partially reverted to 25/75 at June 30, 2020. We believed the over-weighting to the reunderwriting analysis during this period more accurately captured the market in which these instruments are exchanged. By September 30, 2020, we had fully reverted to an equal weighting of these models as we have observed a return, in all significant respects, of the historic correlative relationship between these markets. Our equal weighting of models remained in effect throughout 2021 as markets and market factors remained stable and correlated.

The following table illustrates the impact of our fair value measures if we selected the low or high end of the range for all investments at December 31, 2021:

	Fair Value at December 31, 2021	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior Secured	$29,405,085	$29,156,716	$29,653,476
Senior Secured (valued at Transaction Price)	3,371,292	3,371,292	3,371,292
Subordinated	476,279	467,993	484,565

Structured Finance Notes
Subordinated notes and other CLO equity related investments	6,704,687	6,532,389	6,876,987
Mezzanine debt	1,791,006	1,762,874	1,819,136
Loan accumulation facility (valued at Transaction Price)	1,500,000	1,500,000	1,500,000

Equity investments:
Common equity and warrants	360,220	310,347	410,171
	$43,608,569	$43,101,611	$44,115,627

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
•From August 3, 2020 through February 2, 2022, the Sub-Advisory Agreement with CIM Capital, an affiliate of OFS Advisor, to assist OFS Advisor with the management of our activities and operations. See "Item 1 – Business - Management and Other Agreements” and “Item 8 – Financial Statements – Note 3. Related Party Transactions.”
•The Second Amended Dealer Manager Agreement with CCO Capital, LLC, an affiliate of OFS Advisor and CIM Capital, to provide sales, promotional and marketing services to us in connection with the Offering. See "Item 1 – Business - Management and Other Agreements” and “Item 8 – Financial Statements – Note 3. Related Party Transactions.”
•The Administration Agreement with OFS Capital Services, LLC, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See “Item 1 – Business - Management and Other Agreements" and “Item 8 – Financial Statements – Note 3. Related Party Transactions.”
•Expense Limitation Agreements: OFS Advisor limits our incurred expenses under the (1) Investment Advisory Agreement which contains provisions limiting organization and offering costs and Contractual Issuer Expenses and (2) Second Amended Expense Support Agreement, which limits all other operating expenses. From August 3, 2020 through February 1, 2022, CIM Capital limited our incurred expenses under the (i) Sub-Advisory Agreement, which contained provisions limiting organization and offering costs and Contractual Issuer Expenses and (ii) Amended Expense Support Agreement, which limited all other operating expenses. All agreements contain conditions under which we may become obligated to reimburse OFS Advisor or CIM Capital, as applicable, for expense limitations provided thereunder. See “Item 1 – Business - Management and Other Agreements" and “Item 8 – Financial Statements – Note 3. Related Party Transactions.”
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
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received the Order from the SEC to permit us to co-invest in portfolio companies with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. The Order superseded a previous order we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. We are generally permitted to co-invest with Affiliated Funds if under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs with exemptive orders, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates that are private funds even if such other funds had not previously invested in such existing portfolio company. Without this order, such Affiliated Funds that are private funds would not be able to participate in such co-investments with us unless the Affiliated Funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order has expired, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing coinvestment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein.
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
Portfolio Composition
As of December 31, 2021, the fair value of our debt investment portfolio totaled $33,252,656 in 23 portfolio companies, of which 99% and 1% were senior secured loans and subordinated loans, respectively. We also held $360,220 in equity investments, at fair value, in five portfolio companies in which we also held debt investments and three portfolio companies in which we solely held equity investments. We had unfunded commitments of $4,180,448 to ten portfolio companies at December 31, 2021.

The following table presents our investment portfolio by each wholly owned legal entity within the consolidated group as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Hancock Park Corporate Income, Inc. (Parent)	$43,196,316	$43,334,161	$45,664,632	$44,375,688
HPCI-MB	204,071	274,408	561,949	939,000
Total investments	$43,400,387	$43,608,569	$46,226,581	$45,314,688
The following table summarizes the composition of our investment portfolio as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments (1)	$32,617,023	$32,776,377	$39,315,954	$38,890,010
Subordinated debt investments	483,191	476,279	1,482,464	381,516
Preferred equity investments	—	—	191,409	338,000
Common equity investments	338,056	360,220	540,157	708,036
Total debt and equity investments	33,438,270	33,612,876	41,529,984	40,317,562
Structured Finance Notes	9,962,117	9,995,693	4,696,597	4,997,126
Total investments	$43,400,387	$43,608,569	$46,226,581	$45,314,688
Total number of portfolio companies	33	33	35	35
(1)Includes debt investment in which we have entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, we have agreed to receive our principal payments after the repayment of certain co-lenders pursuant to a payment waterfall. At December 31, 2021, the amortized cost and fair value of this investment were each $618,757.
As of December 31, 2021, our investment portfolio’s three largest industries by fair value, were (1) Wholesale Trade (17.9%), (2) Professional, Scientific, and Technical Services (11.3%), and (3) Health Care and Social Assistance (9.9%), totaling approximately 39.1% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Item 8 – Financial Statements–Note 4. Investments."

The following table presents our five largest debt and equity investments by portfolio company based on fair value as of December 31, 2021:

	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value
All Star Auto Lights, Inc.	$5,208,743	$5,219,348	12.0%
Milrose Consultants, LLC	3,998,011	3,936,385	9.0
SourceHOV Tax, Inc.	3,502,637	3,558,423	8.2
STS Operating, Inc.	1,592,716	1,593,220	3.7
TruGreen Limited Partnership	1,543,189	1,530,000	3.5
Total	$15,845,296	$15,837,376	36.4%
Portfolio Yields: The following table presents weighted-average yields metrics for our portfolio:

	Year Ended December 31,
	2021	2020
Weighted-average performing current yield (1):
Debt investments	9.2%	9.5%
Structured Finance Notes	12.8%	10.4%
Interest-bearing investments	9.8%	9.5%

Weighted-average performing income yield (2):
Debt investments	10.5%	9.9%
Structured Finance Notes	13.9%	12.6%
Interest-bearing investments	11.0%	10.0%

Weighted-average realized yield:
Interest-bearing investments (3)	10.8%	9.8%
Total portfolio (4)	10.7%	9.6%
(1)    Current yield is calculated as (a) the actual amount earned on performing investments, including interest and prepayment fees but excluding amortization of Net Loan Fees, divided by (b) the weighted-average of total performing investments amortized cost.
(2)    Income yield is calculated as (a) the actual amount earned on performing investments, including interest and prepayment fees and amortization of Net Loan Fees, divided by (b) the weighted-average of total performing investment amortized cost.
(3)    Realized yield computed as (a) the actual amount earned on interest-bearing investments, including interest, prepayment fees and Net Loan Fees, divided by (b) the weighted-average of total interest-bearing investments amortized cost, in each case, including debt investments in non-accrual status and non-income producing Structured Finance Notes.
(4)    Realized yield computed as (a) the actual amount earned on all investments including interest, dividends and prepayment fees, amortization of Net Loan Fees, and dividends received divided by (b) the weighted-average of total investments amortized cost or cost.
As of both December 31, 2021 and 2020, floating rate loans at fair value were 99% and fixed rate loans at fair value were 1% of our debt investment portfolio.
The weighted average yield of our investments is not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

Non-Accrual Loans
At December 31, 2021, no portfolio company loans were on non-accrual status.
On November 2, 2021, Online Tech Stores, LLC assets were liquidated resulting in $0 proceeds to us. We wrote-off our subordinated debt investment in Online Tech Stores, LLC and recognized a realized loss of $1,007,141, of which $855,510 was included as an unrealized loss as of December 31, 2020.
At December 31, 2020, we had a loan to one portfolio company (Online Tech Stores, LLC) on non-accrual status with respect to all interest and Net Loan Fee amortization, with an aggregate amortized cost and fair value of $1,007,141 and $151,631, respectively. The change to non-accrual status for our investment in Online Tech Stores, LLC was effective January 1, 2020.
Investment Activity
The following is a summary of our debt and equity investment activity for the year ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Investments in new portfolio companies	$13,849,932	$7,261,307	$11,586,049
Investments in existing portfolio companies	9,342,641	6,927,352	6,125,964
Total investments in new and existing portfolio companies	$23,192,573	$14,188,659	$17,712,013

Proceeds from principal payments	$29,156,811	$10,447,939	$4,163,149
Proceeds from investments sold or redeemed	2,297,140	2,517,794	1,539,643
Total proceeds from principal payments and investments sold	$31,453,951	$12,965,733	$5,702,792
Notable investments in portfolio companies during the year ended December 31, 2021 include All Star Auto Lights, Inc. ($2.0 million senior secured loan), RumbleOn, Inc. ($1.0 million senior secured loan and $0.1 million warrants), TruGreen Limited Partnership ($1.5 million senior secured loan) and Tolemar Acquisition, Inc. ($1.3 million senior secured loan).
Notable investments in portfolio companies during the year ended December 31, 2020 include A&A Transfer Buyer, LLC ($2.6 million senior secured loan), Milrose Consultants, LLC ($1.3 million senior secured loan) and SourceHOV Tax, Inc. ($2.3 million senior secured loan).
We purchased four Structured Finance Notes for $6,711,138 during 2021 and four Structured Finance Notes for $4,615,447 during 2020.
Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.
Non-cash Investment Activity
On March 27, 2020, our debt investments in Constellis Holdings, LLC were restructured, pursuant to which we converted our non-accrual debt investments into two new debt investments and 1,362 shares of common equity. The allocated cost and fair value of the debt investments received were $6,174 and $6,172, respectively, and the allocated cost and fair value of the shares of common equity received were $46,403 and $46,410, respectively. For the year ended December 31, 2020, we recognized a realized loss of $526,444 on the restructuring, which was fully recognized as an unrealized loss as of December 31, 2019.

We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring.” The following table shows the classification of our debt investments portfolio by risk category as of December 31, 2021 and 2020 (dollar amounts in thousands):

	As of December 31,
	2021		2020
Risk Category	Debt Investments, at Fair Value	% of Debt Investments	Debt Investments, at Fair Value	% of Debt Investments
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	—	—%	—	—%
3 (Average)	33,252,656	100.0%	37,258,347	94.9%
4 (Special Mention)	—	—%	1,861,548	4.7%
5 (Substandard)	—	—%	151,631	0.4%
6 (Doubtful)	—	—%	—	—%
7 (Loss)	—	—	—	—%
	$33,252,656	100.0%	$39,271,526	100.0%
Due to continued improvement in borrower performance, the percentage of risk rated “3” investments increased from 94.9% of the debt portfolio at fair value as of December 31, 2020 to 100% of the debt portfolio as of December 31, 2021.
Results of Operations
Key Financial Measures
The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
Net Investment Income: Total investment income less total expenses (“NII”) is a key performance metric in obtaining part of our investment objective of providing current income to stockholders. NII can be a general indicator of ICTI and the amount of distributions that will be required to be made due to RIC requirements. One of our main objectives is to increase NII, and, in turn, increase distributions to stockholders.
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
Net Asset Value: Total assets less total liabilities (“NAV”) is a key performance metric that is monitored to ensure part of our investment objective of capital appreciation to stockholders is fulfilled. The net increase (decrease) in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net increase in net assets resulting from operations may not be meaningful.
Portfolio Yield: Portfolio yield is a key financial metric of our investment portfolio in order to obtain our investment objective of providing current income to stockholders. The effective yield of an investment is measured by adding its coupon rate plus the accretion of its Net Loan Fees, divided by the investments cost basis.
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
Comparison of the years ended December 31, 2021, 2020 and 2019
Operating results for the years ended December 31, 2021, 2020, and 2019:

	Years Ended December 31,
	2021	2020	2019
Total investment income	$5,054,613	$4,384,912	$3,527,589
Total operating expenses	4,058,211	4,101,448	2,691,878
Expense limitation under agreements with the Advisors	(1,250,633)	(1,904,615)	(1,220,369)
Net operating expenses	2,807,578	2,196,833	1,471,509
Net investment income	2,247,035	2,188,079	2,056,080
Net unrealized gain (loss) on investments	1,120,075	(266,688)	(83,072)
Deferred tax benefit (expense) on investments	85,179	(85,018)	(20,570)
Net realized gain (loss) on investments	(298,166)	(590,347)	52
Income tax expense from realized gains on investments	(179,000)	—	—
Net increase in net assets resulting from operations	$2,975,123	$1,246,026	$1,952,490
Discussion of the years ended December 31, 2021, 2020, and 2019
Investment Income
Investment income for the years ended December 31, 2021, 2020, and 2019:

	Years Ended December 31,
	2021	2020	2019
Interest income	$4,694,065	$4,262,609	$3,429,780
Fee income	360,548	122,303	97,809
Total investment income	$5,054,613	$4,384,912	$3,527,589
Investment income for the years ended December 31, 2021, 2020, and 2019, consisted primarily of interest income on our debt investments and Structured Finance Notes. For the year ended December 31, 2021, growth in investment income compared to the prior year was primarily due to the acceleration of Net Loan Fees of $292,951 related to the prepayment of loans. Growth in investment income for the year ended December 31, 2020 compared to the year ended December 31, 2019 was related to the deployment of funds raised through our Offering and from the Unsecured Note into portfolio securities.
During the years ended December 31, 2021 and 2020, fee income increased compared to the corresponding prior year primarily due to syndication fees in which OFS Advisor sourced, structured, and arranged the lending group, and for which we were additionally compensated. During the year ended December 31, 2021, we also recognized prepayment fees of $107,812 relating to the prepayment of loans.

Gross Expenses
Our gross expenses are limited under the Advisory Agreements and the ESAs; see “—Expense Limitations.” Investment expenses shown with respect to each governing expense limitation agreement:

	Years Ended December 31,
	2021	2020	2019
Expenses subject to limitation under the Advisory Agreements:
Amortization of deferred offering costs	$91,888	$307,688	$180,872
Contractual Issuer Expenses	313	8,151	7,659
Total expenses subject to limitation under the Advisory Agreements:	92,201	315,839	188,531
Expenses subject to limitation under the ESAs:
Interest expense	1,209,914	1,259,298	427,432
Management fees	562,903	542,416	405,282
Incentive fees	339,609	277,399	195,720
Administration fees	750,568	842,972	675,155
Professional fees	800,939	604,265	534,433
Insurance expense	116,897	97,607	76,550
Transfer agent expense	101,327	91,540	102,068
Other expenses	83,853	70,112	86,707
Total expenses subject to limitation under the ESAs	3,966,010	3,785,609	2,503,347
Total operating expenses	$4,058,211	$4,101,448	$2,691,878
Expenses Limited under the Advisory Agreements
Offering expenses. The Advisors incurred offering costs of $57,275, $209,205 and $297,776 during the years ended December 31, 2021, 2020 and 2019, respectively. All offering costs are deferred and amortized over a twelve month period from the date incurred. Offering costs in these periods consist of professional fees of attorneys and other fees related to the preparation of our private placement memorandum and our dealer-manager agreement, due diligence activities, and development of marketing plans and materials for our common stock. The decline in offering costs from 2020 to 2021 was related to the transition of our dealer manager relationship from IAA to CCO.
Amortization of offering costs were $91,888, $307,688 and $180,872 for the years ended December 31, 2021, 2020 and 2019, respectively.
Contractual Issuer Expenses. The Advisors incurred Contractual Issuer Expenses of $313, $8,151 and 7,659 for the years ended December 31, 2021, 2020 and 2019, respectively, related to salaries and direct expenses of personnel of the Advisors and their affiliates directly involved in the Offering. The decline in Contractual Issuer Expenses from 2020 to 2021 was related to the transition of our dealer manager relationship from IAA to CCO.
Expenses Limited under the ESAs
Interest expense. We incurred interest expense of $1,209,914, $1,259,298 and $427,432 for the years ended December 31, 2021, 2020 and 2019, respectively. The decrease in interest expense during the year ended December 31, 2021 was primarily related to amendments to each of the PWB Credit Facility and Unsecured Note to reduce their stated interest rates. The increase in interest costs from 2019 to 2020 was due to increased borrowing associated with our Unsecured Note.
Management fees. Management fees were $562,903, $542,416, and $405,282 for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in management fees during the year ended December 31, 2021 was due to an increase in our average total assets, primarily due to deploying the proceeds from the issuance of the Unsecured Note and borrowings from the PWB Credit Facility.
Incentive fees. Incentive fees were $339,609, $277,399 and $195,720 for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in incentive fees during the year ended December 31, 2021 was due to an increase in net investment income.
Administrative fees. Administrative fees were $750,568, $842,972 and $675,155 for the years ended December 31, 2021, 2020 and 2019, respectively, primarily related to accounting and record-keeping services, preparation and filing of required periodic reports with the SEC and research. During the year ended December 31, 2021, the decrease in administrative fees was primarily due to a decrease in legal and investor relation services.
Professional fees. We incurred professional fees of $800,939, $604,265 and $534,433 for the years ended December 31, 2021, 2020 and 2019, respectively, primarily comprised of consulting fees and professional fees of our attorneys, independent registered public accounting firm and a third-party valuation service provider. The increase in professional fees during the year ended December 31, 2021 was primarily due to an increase in these professional services in connection with an increased level of investment activity and other fund operations.
Insurance. transfer agent and other expenses. We incurred insurance, transfer agent and other expenses of $302,077, $259,259 and $265,325 for the years ended December 31, 2021, 2020 and 2019, respectively. The increase during the year ended December 31, 2021 primarily related to an increase in insurance and transfer agent costs.
Expense Limitations
Expense Limitations under Advisory Agreements. We reimbursed the Advisors $12,675, $27,840 and $96,836 for offering costs and Contractual Issuer Expenses during the years ended December 31, 2021, 2020 and 2019, respectively.
We are conditionally obligated to pay OFS Advisor up to 1.5% of the gross proceeds raised in the Offering until all reimbursable organization and offering costs and Contractual Issuer Expenses paid by the Advisors and their affiliates have been recovered. Reimbursable offering costs and Contractual Issuer Expenses were $580,379 as of  December 31, 2021.
The determination of expense limitations under the the Advisory Agreements are presented below:

	Year ended December 31,
	2021	2020	2019
Total Expenses limited under the Advisory Agreements	$92,201	$315,839	$188,530
Offering costs and Contractual Issuer Expenses reimbursed	(12,675)	(27,840)	(96,836)
Offering costs and Contractual Issuer Expenses limitations under the Advisory Agreements	$79,526	$287,999	$91,694
Expense Limitations under the ESAs. All other gross operating expenses (operating expenses exclusive of offering costs and contractual issuer expenses, and before limitations) are subject to limitation under the ESAs. The Advisors' obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to unsupported investment company taxable income and the amount of the declared distribution; the ESAs provide expense support such that distributions are not paid from Offering proceeds. The determination of expense limitation under the ESAs for the years ended December 31, 2021, 2020, and 2019 are presented below:

	Years Ended December 31,
	2021	2020	2019
Total investment income	$5,054,613	$4,384,912	$3,527,589
Expenses limited under the ESAs(1):
Interest expense, base management fees, and incentive fees	2,112,426	2,079,113	1,028,434
Other operating expenses as defined in the ESAs(2)	1,853,584	1,706,496	1,474,914
Total expenses limited under the ESAs	3,966,010	3,785,609	2,503,348
Net investment income prior to limitation	1,088,603	599,303	1,024,241
Differences in recognition of ICTI and GAAP net investment income (3)	111,546	(5,069)	—
Realized gains in ICTI	—	—	(54)
ICTI prior to expense limitation	977,057	604,372	1,024,295
Declared distributions	2,148,164	2,220,988	2,152,970
Expense limitation under ESAs	$1,171,107	$1,616,616	$1,128,675
(1) Expense limitation under ESAs exclude organization costs, amortization of deferred offering costs, Contractual Issuer Expenses, and the related expense support under the Advisory Agreements, and other operating expenses of HPCI-MB as such expenses are permanent differences between GAAP net investment income and ICTI. See “Item 8 – Financial Statements – Note 8. Federal Income Tax.”
(2) Generally defined in the ESAs as our operating expenses determined in accordance with GAAP excluding organization and offering expenses, Contractual Issuer Expenses, interest expense, base management fees, and incentive fees. The annualized ratio of other operating expenses to net assets for the period support in which support is provided, and the annual ratio for the year in which support is provided, constitute conditions for reimbursement to the Advisors. See “Item 8 – Financial Statements – Note 3. Related Party Transactions.”
(3)    Includes temporary and permanent differences between GAAP net investment income and ICTI, such as taxable income and operating expenses of HPCI-MB, taxable debt modifications and income recognition on our subordinated notes.

Expense support provided by the Advisors is reimbursable for three years from the date incurred. Expense limitation under both the Investment Advisory Agreement and Second Amended Expense Support Agreement can be terminated by OFS Advisor, without payment of any penalty, with or without notice, to us at any time.

Net realized and unrealized gain (loss) on investments
During the year ended December 31, 2021, we recognized net gains on investments of $728,088 primarily due to net gains of $591,437 on our senior secured debt investments. We also recognized a realized gain of $479,727 on the sale of our preferred equity investment in TTG Healthcare, LLC.
During the year ended December 31, 2020, we recognized net losses on investments of $942,053 primarily due to an unrealized loss of $758,271 on our subordinated debt investment in Online Tech Stores, LLC.
Comparison of the three months ended December 31, 2021 and September 30, 2021
Investment Income
Investment income for the three months ended December 31, 2021 and September 30, 2021

	Three Months Ended
	December 31, 2021	September 30, 2021
Investment income
Interest income	$1,256,410	$1,019,716
Fee income	177,176	32,944
Total investment income	$1,433,586	$1,052,660
Investment income for the three months ended December 31, 2021 consisted primarily of interest income on our debt investments. Fee income increased due to syndication fees of $127,849 in which OFS Advisor sourced, structured, and arranged the lending group, and for which we were additionally compensated.
Gross Expenses
Our gross expenses are limited under the Advisory Agreements and the ESAs; see “—Expense Limitations.” Investment expenses shown with respect to each governing expense limitation agreement:

	Three Months Ended
	December 31, 2021	September 30, 2021
Expenses subject to limitation under the Advisory Agreements:
Amortization of deferred offering costs	$14,775	$9,825
Contractual issuer expenses	313	—
Total expenses subject to limitation under the Advisory Agreements:	15,088	9,825
Expenses subject to limitation under the ESAs:
Interest expense	297,024	284,074
Management fees	145,081	139,322
Incentive fees	84,558	137,792
Administration fees	190,374	187,261
Professional fees	167,596	189,857
Insurance expense	29,643	31,470
Transfer agent fees	20,172	21,181
Other expenses	25,853	25,474
Total expenses subject to limitation under the ESAs	960,301	1,016,431
Total expenses	$975,389	$1,026,256
For the three months ended December 31, 2021, total expenses decreased $50,867 primarily due to an decrease in incentive fees.
Liquidity and Capital Resources
Sources and Uses of Cash and Cash Equivalents
We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, including Expense Support Payments from OFS Advisor, (iii) the PWB Credit Facility and any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks, including the PWB Credit Facility, and issuances of senior securities. Our primary use of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying OFS Advisor and OFS Services), (iii) debt service of any borrowings, including the Unsecured Note, and (iv) cash distributions to the holders of our stock. Principal sources and uses of cash and liquidity are presented below:

	Years Ended December 31,
	2021	2020	2019
Cash from net investment income(1)	$2,499,652	$1,937,829	$2,069,669
Net purchases and origination of portfolio investments(1)	1,454,462	(10,206,137)	(8,413,883)
Net cash provided by (used in) operating activities	3,954,114	(8,268,308)	(6,344,214)
Net proceeds from issuances of common stock	783,300	1,711,182	6,202,646
Repurchase of common stock	(2,812,255)	(1,713,916)	(519,546)
Proceeds from unsecured note, net of discount and offering costs	—	—	14,690,655
Net borrowings under revolving line of credit	650,000	4,775,000	(4,400,000)
Payment of debt issuance costs	(163,770)	(50,000)	(50,780)
Cash distributions paid	(2,177,235)	(2,255,703)	(2,014,479)
Net cash provided by (used in) financing activities	(3,719,960)	2,466,563	13,908,496
Net increase (decrease) in cash and cash equivalents	$234,154	$(5,801,745)	$7,564,282
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
Comparison of the years ended December 31, 2021 and 2020.
We provided $3,954,114 and used $8,268,308 in cash from operating activities for the years ended December 31, 2021 and 2020, respectively. The increase in cash provided by (used in) operating activities compared to prior year was primarily due to an increase in the prepayment of debt investments. Net cash provided by operating activities benefited from the positive cash flow impact of expenses limitations under the Advisory Agreements and the ESAs of $1,250,633 and $1,904,615 for the years ended December 31, 2021 and 2020, respectively, which reduced the net amount paid to the Advisors and affiliates. Expense support and limitation under both the Investment Advisory Agreement and the Second Amended Expense Support Agreement are cancellable at any time.
Net cash provided by financing activities decreased $6,186,523 primarily due to an increase in the repurchase of common stock and a decrease in net proceeds from the issuance of common stock and net borrowings under the revolving line of credit.
We raised net proceeds from our Offering of $783,300 and $1,711,182 during the years ended December 31, 2021 and 2020, respectively.
Subsequent to December 31, 2021, we paid a $520,126 distribution to our common stockholders and sold no shares of our common stock.
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
Borrowings
PWB Credit Facility: We are party to a BLA with Pacific Western Bank, as lender, to provide us with a senior secured revolving credit facility, or the PWB Credit Facility. The PWB Credit Facility is available for general corporate purposes including investment funding. The maximum availability of the PWB Credit Facility is equal to 35% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of December 31, 2021, we were in compliance with the applicable covenants.
The key terms of the PWB Credit Facility as of December 31, 2021 were as follows:

	Maximum Availability	Floor Rate	Interest Rate	Unused Fee	Maturity Date
PWB Credit Facility	$15,000,000	4.25%	Prime + 0.75%	0.50%	February 28, 2023
Availability under the PWB Credit Facility was $6.8 million, based on the stated advance rate of 35% under the borrowing base, and the $5.4 million outstanding as of December 31, 2021.
On February 17, 2021, we amended the BLA with Pacific Western Bank. The amendment, among other things: (i) increased the maximum amount available under the PWB Credit Facility from $10.0 million to $15.0 million; (ii) decreased the interest rate floor from 5.50% per annum to 5.25% per annum; (iii) restricts the transfer of certain assets to our subsidiaries or incurrence of debt by, or the encumbrance of assets of our subsidiaries; and (iv) extended the maturity date from February 28, 2021 to February 28, 2023.
On November 15, 2021, we amended the BLA with Pacific Western Bank to decrease the interest rate floor from 5.25% to 4.25%, effective as of November 1, 2021.
Unsecured Note: On November 27, 2019, we entered into an agreement with a qualified institutional investor (“Note Purchase Agreement”) pursuant to which we issued the Unsecured Note. The purchase price of the Unsecured Note was $14.7 million after deducting the offering price discount. Interest on the Unsecured Note is due quarterly. In addition,we are obligated to repay the Unsecured Note at par if certain change in control events occur. The Unsecured Note is a general unsecured obligation that ranks pari passu with all outstanding and future unsecured unsubordinated indebtedness we may issue.
On September 23, 2021, we executed an amendment to our Note Purchase Agreement. The amendment, among other things: (i) extended the scheduled maturity date of the Unsecured Note from November 27, 2024 to November 27, 2026; (ii) reduced the coupon rate of the Unsecured Note from 6.50% to 5.50%; and (iii) reduced the default rate of the Unsecured Note, if applicable, from 8.50% to 7.50%. In addition, under the Note Purchase Agreement, as amended, we may, at our option, upon notice to the purchaser, redeem at any time all, or from time to time any part of, the Unsecured Note, in an amount not less than 10% of the aggregate principal amount of the Unsecured Note then outstanding in the case of a partial redemption, at 100% of the principal amount so redeemed, together with interest on such Unsecured Note accrued to, but excluding, the date of redemption, and with no redemption settlement amount paid by us in connection with any such redemption. In connection with the amendment, we paid to the purchaser a structuring fee of $150,000.
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

As of December 31, 2021, the Unsecured Note had the following terms and balances:

	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate	Effective Interest Rate (1)	Maturity	2021 Interest Expense (2)
Unsecured Note	$15,000,000	$357,377	5.50%	5.98%	11/27/26	$1,016,325
(1) The effective interest rate on the Unsecured Note includes deferred debt issuance cost amortization.
(2) Interest expense includes debt issuance costs amortization of $82,158 for the year ended December 31, 2021.
The average daily dollar borrowings and average interest rate for all of our debt for the years ended December 31, 2021, 2020, and 2019, were as follows:

Year ended	Average Dollar Borrowings	Weighted Average Interest Rate
December 31, 2021	$17,737,603	5.78%
December 31, 2020	17,679,030	7.12
December 31, 2019	5,396,301	7.92
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
Contractual Obligations
On July 15, 2016, we, with approval by our Board, entered into the Investment Advisory Agreement, the Prior Expense Support Agreement and the Administration Agreement. The Investment Advisory Agreement became effective as of August 30, 2016, the date that we satisfied the Minimum Offering Requirement and was continued on April 4, 2019.
On August 3, 2020, we, with approval by our Board, entered into the Dealer Manager Agreement, Sub-Advisory Agreement and Amended Expense Support Agreement. Effective February 2, 2022, the Sub-Advisory Agreement was terminated and the Amended Expense support Agreement was amended. See “Item 8 – Financial Statements – Note 3. Related Party Transactions.”
At December 31, 2021, we had $3,246,987 of cash, as well as unfunded commitments under our PWB Credit Facility of $6,794,859, to meet our short-term contractual obligations such as unfunded commitments to portfolio companies of $4,180,448. Long-term contractual obligations, such as our PWB Credit Facility that matures in 2023 and has $5,425,000 outstanding at December 31, 2021, can be repaid by selling portfolio investments.
On February 2, 2022, we, with approval by our Board, entered into the Second Amended Expense Support Agreement and Second Amended Dealer Manager Agreement. See “Item 8 – Financial Statements – Note 3. Related Party Transactions.”

Off-Balance Sheet Arrangements
The Advisors and their affiliates have incurred organizational and offering costs, and Contractual Issuer Expenses related to us, of which $580,379 and $672,129 were unreimbursed as of December 31, 2021 and 2020, respectively. We remain conditionally liable for organization and offering costs incurred by the Advisors and their affiliates on our behalf. See “Item 8 – Financial Statements – Note 3. Related Party Transactions.”
The Advisors have provided unreimbursed operating expense support of $3,916,398 and $3,898,820 as of December 31, 2021 and 2020, respectively. We remain conditionally liable for operating expense support provided by the Advisors. See “Item 8 – Financial Statements – Note 3. Related Party Transactions.”
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We had $4,180,448 of total unfunded commitments to ten portfolio companies at December 31, 2021.
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
Our Board maintains a variable dividend policy with the objective of distributing four quarterly distributions in an amount not less than 90-100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, we may also pay an additional special dividend, or fifth dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities–Distributions.” Our distributions for the years ended December 31, 2021, 2020 and 2019 were comprised entirely of ordinary income.

The following table reflects the cash distributions per share that we declared on our common stock during the years ended December 31, 2021, 2020, and 2019. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Monthly Amount Per Share	Cash Distribution
Year ended December 31, 2021
January 26, 2021	January 27, 2021	April 15, 2021	$0.0846	$184,337
February 23, 2021	February 24, 2021	April 15, 2021	0.0846	184,337
March 27, 2021	March 29, 2021	April 15, 2021	0.0846	186,173
April 27, 2021	April 28, 2021	July 15, 2021	0.0846	181,488
May 25, 2021	May 26, 2021	July 15, 2021	0.0846	182,987
June 26, 2021	June 28, 2021	July 15, 2021	0.0846	178,333
July 27, 2021	July 28, 2021	October 15, 2021	0.0846	178,333
August 27, 2021	August 27, 2021	October 15, 2021	0.0846	178,333
September 27, 2021	September 28, 2021	October 15, 2021	0.0846	173,717
October 26, 2021	October 27, 2021	January 15, 2022	0.0846	173,717
November 26, 2021	November 26, 2021	January 15, 2022	0.0846	175,486
December 27, 2021	December 28, 2021	January 15, 2022	0.0846	170,923
				$2,148,164
Year ended December 31, 2020
January 29, 2020	January 29, 2020, February 26, 2020 and March 27, 2020	April 15, 2020	$0.0875	$589,261
April 28, 2020	April 28, 2020	July 15, 2020	0.0825	182,996
May 27, 2020	May 27, 2020	July 15, 2020	0.0792	177,251
June 25, 2020	June 26, 2020	July 15, 2020	0.0822	179,554
July 28, 2020	July 29, 2020	October 15, 2020	0.0810	177,250
August 26, 2020	August 27, 2020	October 15, 2020	0.0825	182,672
September 25, 2020	September 28, 2020	October 15, 2020	0.0846	182,807
October 27, 2020	October 28, 2020	January 15, 2021	0.0846	183,130
November 25, 2020	November 26, 2020	January 15, 2021	0.0846	184,065
December 28, 2020	December 29, 2020	January 15, 2021	0.0846	182,002
				$2,220,988
Year ended December 31, 2019
January 29, 2019	January 29, 2019, February 26, 2019, March 27, 2019	April 15, 2019	$0.0875	$489,715
April 26, 2019	April 26, 2019, May 29, 2019, June 26, 2019	July 15, 2019	0.0875	514,644
July 29, 2019	July 29, 2019 August 28, 2019, September 26, 2019	October 15, 2019	0.0875	564,699
October 29, 2019	October 29, 2019, November 26, 2019, December 29, 2019	January 15, 2020	0.0875	583,912
				$2,152,970
The above distributions were funded, in part, through the reimbursement of certain operating expenses by the Advisors under the ESAs. The ESAs are designed to ensure no portion of our distribution to stockholders will be paid from Offering proceeds, and will provide for expense reduction payments to us in any quarterly period in which our cumulative distributions to stockholders exceeds our cumulative ICTI and net realized gains. The Second Amended Expense Support Agreement may be terminated by OFS Advisor, without payment of any penalty, with or without notice to us.
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

The following table summarizes the common stock repurchases by us for the years ended December 31, 2021, 2020 and 2019:

	Number of Shares	Amount
January 1, 2019 through April 5, 2019 (1)	7,407	$98,296
April 6, 2019 through June 30, 2019	9,029	119,821
July 1, 2019 through September 30, 2019	7,407	97,111
October 1, 2019 through December 31, 2019	15,597	204,317
January 1, 2020 through April 3, 2020 (2)	32,622	364,384
April 4, 2020 through June 30, 2020	53,665	654,713
July 1, 2020 through September 30, 2020	55,320	694,819
October 1, 2020 through December 31, 2020	55,674	700,935
January 1, 2021 through April 5, 2021(3)	55,377	708,272
April 6, 2021 through June 30, 2021	55,016	700,354
July 1, 2021 through September 30, 2021	54,557	702,694
October 1, 2021 through December 31, 2021	53,941	696,391
(1) Our February 11, 2019 tender offer, that was originally scheduled to expire on March 27, 2019, was amended to extend the offer period to April 5, 2019.
(2) Our February 21, 2020 tender offer, that was originally scheduled to expire on March 27, 2020, was amended to extend the offer period to April 3, 2020.
(3)    Our February 19, 2021 tender offer that was originally scheduled to expire on March 26, 2021, was amended to extend the offer period to April 5, 2021.
All repurchased shares were retired upon acquisition.
Recent Developments
On January 5, 2022, the Board, upon the recommendation of the Nominating and Corporate Governance Committee, voted to appoint Ashwin Ranganathan as a Class I director of the Board, chair of the Nominating and Corporate Governance Committee and a member of the Audit Committee, to fill the vacancy created by the retirement of Marc I. Abrams on January 4, 2022. Mr. Ranganathan was appointed to serve as a member of the Board until the 2023 annual meeting of stockholders, or until his successor is duly elected and qualified. The Board and the Nominating and Corporate Governance Committee determined that Mr. Ranganathan is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company.
On January 26, 2022, our Board declared a distribution of $0.0846 per common share, payable on April 15, 2022, to stockholders of record on January 27, 2022.
On February 2, 2022, OFS Advisor and CIM Capital entered into the Termination Agreement pursuant to which the Sub-Advisory Agreement was terminated.
On February 2, 2022, we and OFS Advisor entered into the Second Amended Expense Support Agreement under which OFS Advisor will be responsible for any future Expense Support Payments.
On February 22, 2022, we commenced a tender offer pursuant to which we are offering to purchase up to 53,204 shares of our issued and outstanding common stock at a price equal to our net asset value per share on March 30, 2022.
On February 23, 2022, our Board declared a distribution of $0.0846 per common share, payable on April 15, 2022, to stockholders of record on February 24, 2022.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the COVID-19 pandemic has introduced significant volatility in the financial markets, and the effects of this volatility has impacted and could continue to impact our market risks. The U.S. Federal Reserve and other central banks reduced certain interest rates and LIBOR has decreased. In addition, in a prolonged low interest rate environment, our net interest margin will be compressed and adversely affect our operating results. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see “Part I - 1A. Risk Factors”.

Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by our Board based on independent third-party valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the year ended December 31, 2021 for more information relating to our investment valuation.
Interest Rate Risk
Changes in interest rates affect both our cost of future funding and the valuation of our investment portfolio. As of December 31, 2021, 99% of our debt investments bore interest at floating interest rates and 1% of our debt investments bore interest at fixed rates, at fair value. The interest rates on our debt investments bearing floating interest rates have been based on a floating LIBOR, but will transition away from LIBOR to any one of the various alternative reference rates, and typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. A significant portion of our loans that are subject to the floating rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. a substantial amount of our floating rate loans were based on a floating LIBOR rate, subject to a floor.
Our outstanding Unsecured Note bears interest at a fixed rate. Our PWB Credit Facility has a floating interest rate provision based on the Prime Rate with an effective interest rate of 4.65% as of December 31, 2021.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Assuming that our balance sheet as of December 31, 2021, were to remain constant, and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Basis point increase	Interest income	Interest expense	Net increase
25	$5,468	$—	$5,468
50	11,150	(27,502)	(16,352)
75	27,058	(41,253)	(14,195)
100	97,503	(55,003)	42,500
125	182,842	(68,754)	114,088

Basis point decrease	Interest income	Interest expense (1)	Net decrease
25	$(3,874)	$—	$(3,874)
50	—(1)	—	—(1)
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
We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect the valuation of our investment. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment portfolio and investment income may be affected by changes in various interest rates, including the transition away from LIBOR to any one the various alternative reference rates.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Hancock Park Corporate Income, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Hancock Park Corporate Income, Inc. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in net assets, and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments owned as of December 31, 2021, by correspondence with custodians, agents, or portfolio companies, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Chicago, Illinois
March 18, 2022

Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities

	December 31,
	2021	2020
Assets:
Non-control/non-affiliate investments at fair value (amortized cost of $43,400,387 and $46,226,581 respectively)	$43,608,569	$45,314,688
Cash and cash equivalents	3,246,987	3,012,833
Interest receivable	201,153	164,222
Receivable for investments sold	1,612,224	—
Due from sub-adviser (see Note 3)	—	659,003
Prepaid expenses and other assets	23,133	6,676
Total assets	$48,692,066	$49,157,422

Liabilities:
Revolving line of credit	$5,425,000	$4,775,000
Unsecured note (net of discount and deferred debt issuance costs of $357,377 and $285,765, respectively)	14,642,623	14,714,235
Due to adviser and affiliates (see Note 3)	642,836	589,318
Accrued professional fees	234,538	161,842
Payable for repurchase of common stock	696,390	700,935
Distributions payable	520,126	549,197
Other liabilities	286,130	225,020
Total liabilities	22,447,643	21,715,547

Commitments and contingencies (Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized as of December 31, 2021 and 2020; 2,020,361 and 2,178,920 shares issued and outstanding as of December 31, 2021 and 2020, respectively	$2,020	$2,179
Paid-in capital in excess of par	26,754,914	29,042,554
Total distributable earnings (accumulated losses)	(512,511)	(1,602,858)
Total net assets	$26,244,423	$27,441,875

Total liabilities and net assets	$48,692,066	$49,157,422

Number of shares outstanding	2,020,361	2,178,920
Net asset value per share	$12.99	$12.59

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2021	2020	2019
Investment income
Interest income	$4,694,065	$4,262,609	$3,429,780
Fee income	360,548	122,303	97,809
Total investment income	5,054,613	4,384,912	3,527,589

Operating expenses
Amortization of deferred offering costs	91,888	307,688	180,872
Contractual issuer expenses (see Notes 2 and 3)	313	8,151	7,659
Interest expense	1,209,914	1,259,298	427,432
Management fees	562,903	542,416	405,282
Incentive fees	339,609	277,399	195,720
Administrative fees	750,568	842,972	675,155
Professional fees	800,939	604,265	534,433
Insurance expense	116,897	97,607	76,550
Transfer agent expense	101,327	91,540	102,068
Other expenses	83,853	70,112	86,707
Total operating expenses	4,058,211	4,101,448	2,691,878
Less: Expense limitation under agreements with advisers (see Notes 2 and 3)	(1,250,633)	(1,904,615)	(1,220,369)
Net operating expenses	2,807,578	2,196,833	1,471,509

Net investment income	2,247,035	2,188,079	2,056,080

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	(298,166)	(590,347)	52
Income tax expense on net realized investment gains	(179,000)	—	—
Net unrealized appreciation (depreciation) on investments	1,120,075	(266,688)	(83,072)
Deferred tax benefit (expense) on investments net unrealized appreciation/depreciation	85,179	(85,018)	(20,570)
Net gain (loss) on investments	728,088	(942,053)	(103,590)

Net increase in net assets resulting from operations	$2,975,123	$1,246,026	$1,952,490

Net investment income per common share - basic and diluted	$1.06	$0.99	$1.00
Net increase in net assets resulting from operations per common share - basic and diluted	$1.40	$0.56	$0.95
Distributions declared per common share	$1.02	$1.01	$1.05
Basic and diluted weighted average common shares outstanding	2,128,179	2,214,984	2,053,953

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at January 1, 2019	1,818,799	$1,819	$24,200,918	$(564,851)	$23,637,886
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	2,056,080	2,056,080
Net realized gain on investments, net of taxes	—	—	—	52	52
Unrealized depreciation on investments, net of deferred taxes	—	—	—	(103,642)	(103,642)
Tax reclassifications of permanent differences	—	—	(96,836)	96,836	—
Common stock issued	460,414	460	6,202,186	—	6,202,646
Repurchase of common stock	(39,439)	(39)	(519,507)	—	(519,546)
Distributions to stockholders	—	—	—	(2,152,970)	(2,152,970)
Net increase (decrease) for the year ended December 31, 2019	420,975	421	5,585,843	(103,644)	5,482,620
Balances at December 31, 2019	2,239,774	$2,240	$29,786,761	$(668,495)	$29,120,506

Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	2,188,079	2,188,079
Net realized loss on investments, net of taxes	—	—	—	(590,347)	(590,347)
Unrealized depreciation on investments, net of deferred taxes	—	—	—	(351,706)	(351,706)
Tax reclassifications of permanent differences	—	—	(40,599)	40,599	—
Common stock issued	136,427	136	1,711,046	—	1,711,182
Repurchase of common stock	(197,281)	(197)	(2,414,654)	—	(2,414,851)
Distributions to stockholders	—	—	—	(2,220,988)	(2,220,988)
Net decrease for the year ended December 31, 2020	(60,854)	(61)	(744,207)	(934,363)	(1,678,631)
Balances at December 31, 2020	2,178,920	$2,179	$29,042,554	$(1,602,858)	$27,441,875

Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	2,247,035	2,247,035
Net realized loss on investments, net of taxes	—	—	—	(477,166)	(477,166)
Unrealized appreciation on investments, net of deferred taxes	—	—	—	1,205,254	1,205,254
Tax reclassifications of permanent differences	—	—	(263,388)	263,388	—
Common stock issued	60,332	60	783,240	—	783,300
Repurchase of common stock	(218,891)	(219)	(2,807,492)	—	(2,807,711)
Distributions to stockholders	—	—	—	(2,148,164)	(2,148,164)
Net increase (decrease) for the year ended December 31, 2021	(158,559)	(159)	(2,287,640)	1,090,347	(1,197,452)
Balances at December 31, 2021	2,020,361	$2,020	$26,754,914	$(512,511)	$26,244,423
See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net increase in net assets resulting from operations	$2,975,123	$1,246,026	$1,952,486
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments, net of deferred taxes	(1,205,254)	351,706	103,642
Net realized (gain) loss on investments	298,166	590,347	(52)
Amortization of Net Loan Fees	(541,777)	(144,672)	(73,690)
Amendment fees collected	34,629	8,293	3,820
Amortization of debt issuance costs	97,737	102,200	59,249
Payment-in-kind interest	(76,763)	(10,264)	(20,856)
Accretion of interest income on Structured Finance Notes	(513,343)	(51,140)	—
Purchase of portfolio investments	(29,903,711)	(18,804,106)	(17,712,013)
Proceeds from principal payments on portfolio investments	30,756,811	10,447,939	4,163,149
Proceeds from the sale or redemption of portfolio investments	2,297,140	2,517,794	1,539,643
Distributions received from Structured Finance Notes	429,789	—	—
Changes in other operating assets and liabilities:		—	—
Interest receivable	(36,931)	(48,182)	76,255
Receivable from investments sold	(1,612,224)	—	—
Due from sub-adviser	659,003	(659,003)	—
Due to advisor and affiliates	53,518	482,294	(55,973)
Accrued professional fees	72,696	32,707	(61,876)
Payable for investments purchased	—	(4,316,624)	3,595,338
Other assets and liabilities	169,505	(13,623)	86,664
Net cash provided by (used in) operating activities	3,954,114	(8,268,308)	(6,344,214)

Cash flows from financing activities
Net proceeds from the issuance of common stock	783,300	1,711,182	6,202,646
Distributions paid to stockholders	(2,177,235)	(2,255,703)	(2,014,479)
Repurchase of common stock	(2,812,255)	(1,713,916)	(519,546)
Proceeds from Unsecured Note, net of discount and offering costs	—	—	14,690,655
Borrowing under revolving line of credit	11,075,000	12,275,000	7,075,000
Repayments under revolving line of credit	(10,425,000)	(7,500,000)	(11,475,000)
Payment of debt issuance costs	(163,770)	(50,000)	(50,780)
Net cash provided by (used in) financing activities	(3,719,960)	2,466,563	13,908,496

Net increase (decrease) in cash and cash equivalents	234,154	(5,801,745)	7,564,282
Cash and cash equivalents at beginning of year	3,012,833	8,814,578	1,250,296
Cash and cash equivalents at end of year	$3,246,987	$3,012,833	$8,814,578
Supplemental disclosure of cash flow information:
Organization and offering costs, and contractual issuer expenses paid by investment adviser and its affiliates (see Notes 2 and 3)	$57,587	$217,356	$307,129
Amortization of deferred offering costs limited by investment advisers (see Notes 2 and 3)	91,888	307,688	180,872
Cash paid during the year for interest	1,126,790	1,156,040	277,592
See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2021

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		8.25%	(L +7.25%)	12/19/2019	8/20/2025	$5,283,346	$5,208,742	$5,219,347	19.8%

Ball Metalpack	Metal Can Manufacturing
Senior Secured Loan		9.75%	(L +8.75%)	6/8/2021	7/31/2026	1,083,333	1,071,677	1,083,333	4.1

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		9.50%	(L +8.50%)	6/10/2021	6/11/2028	1,325,758	1,307,386	1,352,273	5.2
Senior Secured Loan (Delayed Draw) (12)		n/m (5)	(L +8.50%)	6/10/2021	6/11/2028	—	(10,670)	15,258	0.1
						1,325,758	1,296,716	1,367,531	5.3
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 Common shares) (7)				3/27/2020			46,403	1,944	—

Convergint Technologies	Security Systems Services (except Locksmiths)
Senior Secured Loan		7.50%	(L +6.75%)	9/28/2018	3/30/2029	1,499,955	1,490,779	1,514,955	5.8

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)				3/8/2018			115,154	131,047	0.5

Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (2)		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	484,565	483,191	476,279	1.8
Common Equity (3,750 Class A units) (7)				7/13/2017			37,500	15,388	0.1
						484,565	520,691	491,667	1.9
Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Senior Secured Loan		8.60%	(L +8.50%)	4/8/2021	6/26/2026	1,000,000	884,448	984,583	3.8

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2021

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	9/30/2025	$1,000,000	$984,075	$1,000,000	3.8%

Honor HN Buyer Inc	Services for the Elderly and Persons with Disabilities
Senior Secured Loan		7.00%	(L +6.00%)	10/15/2021	10/15/2027	860,634	844,037	844,037	3.2
Senior Secured Loan (Delayed Draw) (12)		n/m (5)	(L +6.00%)	10/15/2021	10/15/2027	—	(5,210)	(5,210)	—
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +6.00%)	10/15/2021	10/15/2027	—	(1,910)	(1,910)	—
						860,634	836,917	836,917	3.2
Inergex Holdings	Other Computer Related Services
Senior Secured Loan		8.00% cash / 1.00% PIK	(L +8.00%)	10/1/2018	10/1/2024	1,017,348	1,002,203	1,017,348	3.9
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +7.00%)	10/1/2018	10/1/2024	—	(859)	—	—
						1,017,348	1,001,344	1,017,348	3.9
KNS Acquisition Corp.	Electronic Shopping and Mail-Order Houses
Senior Secured Loan		7.00%	(L +6.25%)	7/26/2021	4/21/2027	993,750	991,328	981,443	3.7

Milrose Consultants, LLC	Administrative Management and General Management Consulting Services
Senior Secured Loan (6)		7.50%	(L +6.50%)	7/16/2019	7/16/2025	3,889,306	3,889,108	3,830,306	14.6
Senior Secured Loan (Revolver) (12)		7.50%	(L +6.50%)	12/14/2021	7/16/2025	110,262	108,902	106,080	0.4
						3,999,568	3,998,010	3,936,386	15.0
One GI LLC (12)	Offices of Other Holding Companies
Senior Secured Loan (Delayed Draw)		7.75%	(L +6.75%)	12/13/2021	3/13/2022	636,364	623,437	623,437	2.4
Senior Secured Loan (Delayed Draw)		n/m (5)	(L +6.75%)	12/13/2021	12/13/2023	—	(4,464)	(4,464)	—
Senior Secured Loan (Revolver)		n/m (5)	(L +6.75%)	12/13/2021	12/22/2025	—	(3,290)	(3,290)	—
						636,364	615,683	615,683	2.4
Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		9.75% cash / 1.00% PIK	(L +9.75%)	3/23/2018	3/24/2025	325,286	323,853	325,936	1.2

RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 Class A units) (7) (13)				1/17/2018			88,917	143,361	0.5

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2021

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
RSA Security	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		8.50%	(L +7.75%)	4/16/2021	4/27/2029	$1,000,000	$988,036	$948,971	3.6%

RumbleOn, Inc. (11)	Other Industrial Machinery Manufacturing
Senior Secured Loan		9.25%	(L +8.25%)	8/31/2021	8/31/2026	1,047,375	990,955	1,001,436	3.8
Senior Secured Loan (Delayed Draw) (12)		n/m (5)	(L +8.25%)	8/31/2021	2/23/2023	—	(4,435)	(19,737)	(0.1)
Warrants (warrants to purchase up to $150,000 in common stock) (7)				8/31/2021	2/28/2023 (18)	—	50,082	68,480	0.3
						1,047,375	1,036,602	1,050,179	4.0
SourceHOV Tax, Inc.	Other Accounting Services
Senior Secured Loan		7.50%	(L +6.50%)	3/16/2020	3/16/2025	3,533,902	3,505,318	3,558,423	13.6
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +6.50%)	5/17/2021	3/17/2025	—	(2,680)	—	—
						3,533,902	3,502,638	3,558,423	13.6
Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,)	Child Day Care Services
Senior Secured Loan		8.47%	(L +8.25%)	7/26/2018	7/30/2026	1,241,800	1,215,994	1,148,024	4.4

SS Acquisition, LLC	Sports and Recreation Instruction
Senior Secured Loan (6)		7.88%	(L +6.88%)	12/30/2021	12/30/2026	625,000	618,757	618,757	2.4
Senior Secured Loan (Delayed Draw) (12)		n/m (5)	(L +6.88%)	12/30/2021	12/30/2026	—	—	—	—
						625,000	618,757	618,757	2.4
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		9.00%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,592,716	1,593,220	6.1

The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		8.00%	(L +7.00%)	12/21/2021	12/22/2024	1,166,666	1,166,666	1,170,163	4.5
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +7.00%)	12/21/2021	12/22/2024	—	(3,300)	999	—
						1,166,666	1,163,366	1,171,162	4.5
Thryv (9)	Directory and Mailing List Publishers
Senior Secured Loan		9.50%	(L +8.50%)	2/18/2021	3/1/2026	1,024,790	1,002,156	1,042,724	4.0

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2021

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
Senior Secured Loan		7.00%	(L +6.00%)	10/14/2021	10/14/2026	$1,276,213	$1,270,252	$1,270,108	4.8%
Senior Secured Loan (Revolver) (12)		7.00%	(L +6.00%)	10/14/2021	10/14/2026	30,882	29,827	29,827	0.1
						1,307,095	1,300,079	1,299,935	4.9
TruGreen Limited Partnership	Landscaping Services
Senior Secured Loan		9.25%	(L +8.50%)	5/13/2021	11/2/2028	1,500,000	1,543,189	1,530,000	5.8

Total Debt and Equity Investments						$33,549,755	$33,438,270	$33,612,876	128.2%

Structured Finance Note Investments (11)
Subordinated Notes, Mezzanine Debt and Other CLO-Related Investment (11) (14)
Apex Credit CLO 2020
Subordinated Notes (15) (16)		10.20%		11/16/2020	10/20/2031	$3,650,000	$3,062,414	$2,994,574	11.4%

Apex Credit CLO 2021 Ltd
Subordinated Notes (15) (16)		14.53%		5/28/2021	7/18/2034	1,480,000	1,337,198	1,276,223	4.9

CLO other (10)							29,245	29,245	0.1

Elevation CLO 2021-14 Ltd
Subordinated Notes (15) (16)		16.05%		9/21/2021	10/20/2034	1,750,000	1,466,388	1,527,640	5.8

Elevation CLO 2021-15, Ltd.
Subordinated Notes (15) (16)		16.91%		12/6/2021	1/5/2035	1,250,000	880,784	877,005	3.3

Monroe Capital MML CLO X, LTD.
Mezzanine bond - Class E		10.92%	(L +8.85%)	8/7/2020	8/20/2031	1,000,000	949,466	995,846	3.8

Regatta II Funding
Mezzanine bond - Class DR2		13.42%	(L +6.95%)	6/5/2020	1/15/2029	800,000	736,622	795,160	3.0

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2021

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Total Subordinated Notes, Mezzanine Debt and Other CLO-Related Investment						$9,930,000	$8,462,117	$8,495,693	32.3%

Loan Accumulation Facilities
APEX Credit CLO 2021-II Ltd (11) (17)
Loan accumulation facility		13.50%		7/14/2021	7/14/2022	$1,500,000	$1,500,000	$1,500,000	5.7%

Total Structured Finance Note Investments						$11,430,000	$9,962,117	$9,995,693	38.0%

Total Investments						$44,979,755	$43,400,387	$43,608,569	166.2%

(1)    The Company's investments are generally classified as "restricted securities" as such term is defined under Rule 6-03(f) of Regulation S-X or Rule 144 of the Securities Act. Equity ownership may be held in shares or units of companies affiliated with the portfolio company.
(2)    The interest rate on this investment contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for this investment. The following table provides additional details on this PIK investment, including the maximum annual PIK interest rate allowed as of December 31, 2021:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%
(3)    Substantially all of the investments that bear interest at a variable rate are indexed to LIBOR (L), generally between 0.75% and 1.00% at December 31, 2021, and reset monthly, quarterly, or semi-annually. Variable-rate loans with an aggregate cost of $32,617,023 include LIBOR reference rate floor provisions of generally 0.75% to 1.00% at December 31, 2021, the reference rate on such instruments was generally below the stated floor provisions. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at December 31, 2021. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(4)    Unless otherwise noted with footnote 9, fair value was determined using significant unobservable inputs for all of the Company's investments and are considered Level 3 under GAAP. See Note 5 for further details.
(5)    Not meaningful as there is no outstanding balance on the revolver or delayed draw loan. The Company earns unfunded commitment fees on undrawn revolving lines of credit balances, which are reported in fee income.
(6)    The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co-lenders pursuant to a payment waterfall. The table below provides additional details as of December 31, 2021:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
SS Acquisition, LLC	7.88%	7.50%	0.38%

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2021
(7)    Non-income producing.
(8)    Investments pledged as collateral under the PWB Credit Facility.
(9)    Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.
(10)    Fair value represents discounted cash flows associated with fees earned from CLO equity related investments.
(11)    Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of December 31, 2021, approximately 77% of the Company's assets were qualifying assets.
(12)    Subject to unfunded commitments. The Company considers undrawn amounts in the determination of fair value on revolving lines of credit. See Note 6.
(13)    Investment held by HPCI-MB, a wholly owned subsidiary subject to corporate income tax.
(14)    The interest rate disclosed is the estimated effective yield, generally established at purchase and re-evaluated upon receipt of distributions, and based upon projected amounts and timing of projected future distributions and the projected amount and timing of terminal principal payments at the time of estimation. The estimated yield and investment cost may ultimately not be realized.
(15)    Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated debt investments.
(16)    CLO subordinated debt positions are entitled to recurring distributions generally equal to the residual cash flow of payments received on underlying securities less contractual payments to senior CLO debt holders and fund expenses.
(17)    Loan accumulation facilities are financing structures intended to aggregate loans that may be used to form the basis of a CLO vehicle. Reported yields represent the realized yield since acquisition. Income notes associated with loan accumulation facilities generally pay returns equal to the actual income earned on facility assets less costs of senior financing. As of December 31, 2021, the fair value of loan accumulation facilities were determined by reference to Transaction Price.
(18)    Represents expiration date of the warrants.

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2020

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		8.50%	(L +7.50%)	12/19/2019	8/20/2024	$3,235,962	$3,207,447	$3,074,744	11.2%

A&A Transfer, LLC	Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		8.25%	(L +6.50%)	2/7/2020	2/7/2025	1,848,000	1,825,185	1,866,480	6.8
Senior Secured Loan (Revolver) (12		n/m(5)	(L +6.50%)	2/7/2020	2/7/2025	—	(3,891)	(2,373)	—
						1,848,000	1,821,294	1,864,107	6.8
BayMark Health Services	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		9.25%	(L +8.25%)	3/22/2018	3/1/2025	1,000,000	994,006	1,000,000	3.6

Chemical Resources Holdings, Inc.	Custom Compounding of Purchased Resins
Senior Secured Loan (6)		9.17%	(L +7.67%)	1/25/2019	1/25/2024	1,256,850	1,246,469	1,256,850	4.6
Common Equity (168 Class A shares) (7) (13)				1/25/2019			166,469	314,000	1.1
						1,256,850	1,412,938	1,570,850	5.7
Confie Seguros Holdings II Co.	Insurance Agencies and Brokerages
Senior Secured Loan		8.73%	(L +8.50%)	6/6/2017	11/1/2025	1,447,640	1,405,677	1,391,331	5.1

Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Senior Secured Loan		8.50%	(L +7.50%)	3/27/2020	3/7/2024	2,650	2,650	2,650	—
Senior Secured Loan		12.00%	(L +11.00%)	3/27/2020	3/27/2025	3,522	3,080	3,593
Common Equity (1,362 common shares)				3/27/2020		—	46,403	34,036	0.1
						6,172	52,133	40,279	0.1
Convergint Technologies	Security Systems Services (except Locksmiths)
Senior Secured Loan		7.50%	(L +6.75%)	9/28/2018	2/2/2026	2,393,750	2,353,885	2,330,921	8.5

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)				3/8/2018			115,154	178,000	0.6

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2020

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
DuPage Medical Group	Offices of Physicians, Mental Health Specialists
Senior Secured Loan (9)		3.50%	(L +2.75%)	8/22/2017	8/15/2024	$96,100	$95,851	$95,640	0.3%
Senior Secured Loan		7.75%	(L +7.00%)	8/22/2017	8/15/2025	1,939,435	1,935,728	1,939,435	7.1
						2,035,536	2,031,579	2,035,075	7.4
Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (2)		12% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	479,683	475,323	229,885	0.8
Common Equity (3,750 Class A units) (7)				7/13/2017			37,500
						479,683	512,823	229,885	0.8
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	4/25/2024	1,000,000	987,954	1,000,000	3.6

Hyland Software, Inc.	Software Publishers
Senior Secured Loan (9)		4.25%	(L +3.50%)	10/24/2018	7/1/2024	21,733	21,712	21,814	0.1
Senior Secured Loan		7.75%	(L +7.00%)	10/24/2018	7/7/2025	293,452	294,593	293,452	1.1
						315,185	316,305	315,267	1.2
Inergex Holdings	Other Computer Related Services
Senior Secured Loan		8.00%	(L +7.00%)	10/1/2018	10/1/2024	1,094,797	1,084,334	1,060,897	3.9
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +7.00%)	10/1/2018	10/1/2024	—	(1,171)	—	—
						1,094,797	1,083,163	1,060,897	3.9
Institutional Shareholder Services Inc.	Administrative Management and General Management Consulting Services
Senior Secured Loan		8.75%	(L +8.50%)	3/4/2019	3/5/2027	1,068,750	1,043,966	1,068,750	3.9

I&I Sales Group, LLC	Marketing Consulting Services
Senior Secured Loan		9.50%	(L +8.50%)	12/31/2020	7/10/2025	1,000,000	982,521	982,521	3.6
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +8.50%)	12/31/2020	7/10/2025	—	(512)	(512)	—
						1,000,000	982,009	982,009	3.6
Milrose Consultants, LLC	Administrative Management and General Management Consulting Services
Senior Secured Loan (6)		7.62%	(L +6.62%)	7/16/2019	7/16/2025	3,925,926	3,892,798	3,910,455	14.2

Online Tech Stores, LLC	Stationery and Office Supplies Merchant Wholesalers
Subordinated Secured Loan (10)		13.50% PIK	N/A	2/1/2018	8/1/2023	1,147,487	1,007,141	151,631	0.6

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2020

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Parfums Holding Company, Inc.	Cosmetics, Beauty Supplies, and Perfume Stores
Senior Secured Loan		9.75%	(L +8.75%)	11/16/2017	6/30/2025	$1,636,364	$1,624,785	$1,636,364	6.0%

Pelican Products, Inc.	Unlaminated Plastics Profile Shape Manufacturing
Senior Secured Loan		8.75%	(L +7.75%)	9/24/2018	5/1/2026	2,000,000	2,007,100	1,979,900	7.2

Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		9.75% cash / 1.50% PIK	(L +8.75%)	3/23/2018	3/23/2023	379,552	375,340	368,870	1.3
Common Equity (86 Class A units) (7)				3/23/2018			85,714	73,000	0.3
						379,552	461,054	441,870	1.6
Resource Label Group, LLC	Commercial Printing (except Screen and Books)
Senior Secured Loan		5.50%	(L +4.50%)	6/7/2017	5/26/2023	68,105	67,831	67,337	0.2
Senior Secured Loan		9.50%	(L +8.50%)	6/7/2017	11/26/2023	178,571	177,371	178,204	0.6
						246,676	245,202	245,540	0.8
Rocket Software, Inc.	Software Publishers
Senior Secured Loan		8.46%	(L +8.25%)	11/20/2018	11/28/2026	1,285,406	1,268,054	1,278,549	4.7

RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 Class A units)(7)(13)				1/17/2018		—	88,917	109,000	0.4

SourceHOV Tax, Inc.	Other Accounting Services
Senior Secured Loan (6)		7.61%	(L +6.11%)	3/16/2020	3/17/2025	3,552,124	3,525,944	3,569,555	13.0

Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,)	Child Day Care Services
Senior Secured Loan		8.50%	(L+8.25%)	7/26/2018	7/30/2026	704,000	699,087	628,475	13.0

STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan (9)		5.25%	(L +4.25%)	5/15/2018	12/11/2024	103,836	103,681	99,705	0.4
Senior Secured Loan		9.00%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,593,192	1,506,214	5.6
						1,697,056	1,696,873	1,605,919	6.0

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2020

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		9.75%	(L +8.75%)	7/18/2019	12/22/2022	$500,000	$498,036	$474,777	1.7%
Senior Secured Loan		9.75%	(L +8.75%)	12/22/2017	12/31/2021	166,667	166,667	158,259	0.6
Senior Secured Loan		8.00%	(L +7.00%)	7/20/2018	12/31/2021	333,333	333,333	318,765	1.2
Senior Secured Loan (Delayed Draw)		9.75%	(L +8.75%)	7/20/2018	12/22/2022	500,000	500,000	474,777	1.7
						1,500,000	1,498,036	1,426,578	5.2
Truck Hero, Inc.	Truck Trailer Manufacturing
Senior Secured Loan (9)		3.90%	(L +3.75%)	5/30/2017	4/22/2024	15,826	15,750	15,829	0.1
Senior Secured Loan		9.25%	(L +8.25%)	5/30/2017	4/21/2025	1,878,456	1,821,347	1,878,456	6.8
						1,894,282	1,837,097	1,894,285	6.9
TTG Healthcare, LLC	Diagnostic Imaging Centers
Senior Secured Loan		8.50%	(L +7.50%)	3/1/2019	11/28/2025	1,625,354	1,609,224	1,619,283	5.9
Preferred Equity (191 Class B units) (7) (13)				3/1/2019			191,409	338,000	1.2
						1,625,354	1,800,633	1,957,283	7.1
Wastebuilt Environmental Solutions, LLC.	Industrial Supplies Merchant Wholesalers
Senior Secured Loan		10.25%	(L +8.75%)	10/11/2018	10/11/2024	1,500,000	1,480,183	1,256,550	4.6

Xperi	Semiconductor & Related Device Manufacturing
Senior Secured Loan		4.15%	(L +4.00%)	6/1/2020	6/1/2025	83,214	76,747	83,492	0.3

Total Debit and Equity Investments						$41,359,765	$41,529,984	$40,317,562	146.9%

Structured Finance Note Investments
Apex Credit CLO 2020
Subordinated Notes (16)		14.16% (14)		11/16/2020	11/19/2031 (11)	3,650,000	3,116,775 (15)	3,295,738	12.0

Monroe Capital MML CLO X, LTD.
Mezzanine bond - Class E		9.08%	(L +8.85%)	8/7/2020	8/20/2031 (11)	862,500	801,944	838,043	3.1

Park Avenue Institutional Advisers CLO 2017-1 -Class D
Mezzanine bond - Class D		6.44%	(L +6.22%)	6/5/2020	11/14/29 (11)	100,000	82,564	95,269	0.3

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2020

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Regatta II Funding - Class DR2
Mezzanine bond - Class DR2		7.19%	(L +6.95%)	6/5/2020	1/15/29 (11)	$800,000	$695,314	$768,076	2.8%

Total Structured Finance Note Investments						$5,412,500	$4,696,597	$4,997,126	18.2%

Total Investments						$46,772,265	$46,226,581	$45,314,688	165.1%
(1)    The Company's investments are generally classified as "restricted securities" as such term is defined under Rule 6-03(f) of Regulation S-X or Rule 144 of the Securities Act. Equity ownership may be held in shares or units of companies affiliated with the portfolio company.
(2)    The interest rate on this investment contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for this investment. The following table provides additional details on this PIK investment, including the maximum annual PIK interest rate allowed as of December 31, 2020.

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%
(3)    Substantially all of the debt investments bear interest at rates determined by reference to LIBOR (L), generally between 0.75% and 1.0% at December 31, 2020 and which are reset monthly, quarterly and semi-annually. Variable-rate loans with an aggregate cost of $39,315,954 include LIBOR reference rate floor provisions of generally 0.75% to 1.0% at December 31, 2020, the reference rate on such instruments was generally below the stated floor provisions. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at December 31, 2020. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
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
(6)    The Company has entered into a contractual arrangement with co-lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co-lenders pursuant to a payment waterfall. The table below provides additional details of December 31, 2020:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
Chemical Resources Holdings, Inc.	9.17%	7.50%	1.67%
Milrose Consultants, LLC	7.62%	7.00%	0.62%
SourceHOV Tax, Inc	7.61%	7.00%	0.61%
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
(14)    The rate disclosed is the estimated effective yield, generally established at purchase and re-evaluated upon receipt of distributions, and based upon projected amounts and timing of projected future distributions and the projected amount and timing of terminal principal payments at the time of estimation. The estimated yield and investment cost may ultimately not be realized.
(15)    Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated debt investments.
(16)    CLO subordinated debt positions are entitled to recurring distributions which are generally equal to the remaining cash flow of payments made by underlying securities less contractual payments to senior CLO debt holders and fund expenses.

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 1. Organization
Hancock Park Corporate Income, Inc. (the “Company”) is a Maryland corporation formed on December 8, 2015, as an externally managed, non-diversified, closed-end investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
The Company’s objective is to provide stockholders with both current income and capital appreciation through its strategic investment focus primarily on debt investments and, to a lesser extent, equity investments in middle-market companies principally in the United States. In addition, the Company may invest in collateralized loan obligation (“CLO”) mezzanine debt, CLO subordinated debt and loan accumulation facility positions (collectively referred to as “Structured Finance Notes”). OFS Capital Management, LLC (“OFS Advisor”), an affiliate of the Company, a registered investment adviser, and a subsidiary of Orchard First Source Asset Management, LLC (“OFSAM”), serves as investment adviser to, and manages the day-to-day operations of the Company. From of August 3, 2020 through February 1, 2022, CIM Capital IC Management, LLC (“CIM Capital”), an affiliate of the Company, OFS Advisor and CCO Capital, LLC (“CCO”), and a registered investment adviser under the the 1940 Act, served as sub-adviser to the Company. OFS Advisor also serves as the investment adviser to CLO funds and other assets, including OFS Capital Corporation (“OFS Capital”). OFS Capital is a publicly-traded BDC with an investment strategy similar to the Company's. OFS Advisor also serves as the investment adviser for OFS Credit Company, Inc. (“OCCI”), a non-diversified, externally managed, closed-end management investment company that has registered as an investment company under the 1940 Act that primarily invests in Structured Finance Notes. Additionally, OFS Advisor serves as the collateral manager to CLOs and sub-advisor to investment companies manged by an affiliate.
The Company intends to raise up to $200,000,000 through offering shares of its common stock to investors in a continuous offering (the “Offering”) in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). Through August 3, 2020, the Company and OFS Advisor were party to a dealer manager agreement (the “Dealer Management Agreement”) with International Asset Advisory, LLC (“IAA”). Placement activities were conducted by IAA and participating broker dealers who solicited subscriptions to purchase shares of the Company’s common stock.
On August 3, 2020, the Dealer Manager Agreement was amended and restated to include CCO, an affiliate of the Company, OFS Advisor and CIM Capital, as an additional dealer manager for the Offering. From August 3, 2020 through August 31, 2020, CCO and IAA served as “co-dealer managers” and, effective September 1, 2020, IAA assigned and transferred all of IAA’s rights, obligations, interests and benefits under the Dealer Manager Agreement to CCO. On February 2, 2022, the Company entered into a second amended and restated dealer manager agreement (the “Second Amended Dealer Manager Agreement”). Among other things, the Second Amended Dealer Manager Agreement removed IAA as a dealer manager in the Offering.
The Company may make investments through HPCI-MB, Inc. (“HPCI-MB”), a wholly owned and consolidated subsidiary taxed under subchapter C of the Code, that generally holds the equity investments of the Company that are taxed as pass-through entities..
Note 2. Summary of Significant Accounting Policies
Basis of presentation: The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”), including Accounting Standards Codification (“ASC”) Topic 946, Financial Services–Investment Companies (“ASC Topic 946”) and the reporting requirements on Form 10-K, the 1940 Act, and Articles 6 and 12 of Regulation S-X. The consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation in accordance with GAAP.
Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes thereto. Reclassifications did not impact net increase in net assets resulting from operations, total assets, total liabilities or total net assets, or consolidated statements of changes in net assets and consolidated statements of cash flows classifications.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
Investment classification: The Company classifies its investments in accordance with the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in those companies in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of board representation, “Affiliate Investments” are defined as investments in those companies in which the Company owns between 5% and 25% of the voting securities, and “Non-Control/Non-Affiliate Investments” are those that neither qualify as Control Investments nor Affiliate Investments. As of December 31, 2021 and 2020, the Company did not have any investments classified as Affiliate Investments or Control Investments.
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
Cash and cash equivalents: Cash and cash equivalents consist of cash and highly liquid investments not held for resale with initial maturities of three months or less. The Company’s cash and cash equivalents are maintained with a member bank of the Federal Deposit Insurance Corporation (“FDIC”) and at times, such balances may be in excess of the FDIC insurance limits. Included in cash and cash equivalents is $3,246,987 and $3,012,833 held in a US Bank Money Market Deposit Account as of December 31, 2021 and 2020, respectively.
Offering costs: Offering costs include legal, accounting, printing and other expenses pertaining to the preparation of the Offering, the related dealer-manager agreement, and other underwriting expenses, which include permissible due diligence reimbursements to the dealer manager and participating broker-dealers. Offering costs related to the continuous Offering are amortized over the twelve-months following the period incurred. The recognition of offering costs and deferred offering costs is limited under agreements with OFS Advisor and affiliates, and are subject to conditional reimbursement. See Note 3. Amortization of deferred offering costs for the years ended December 31, 2021, 2020 and 2019, were $91,888, $307,688 and $180,872 respectively.
Deferred offering costs as of December 31, 2021 and 2020, were as follows:

	December 31,
	2021	2020
Total deferred offering costs	$37,151	$69,293
Deferred offering costs limitation under the Advisory Agreements (see below and Note 3)	(37,151)	(69,293)
Deferred offering costs recognized by the Company	$—	$—
Contractual issuer expenses: Contractual issuer expenses are those expenses defined in the advisory agreements with OFS Advisor and affiliates, as amended, related to the Offering but not included in GAAP offering costs and include (a) costs associated with technology integration between the Company’s systems and those of its participating broker-dealers, (b) marketing expenses, including development of marketing materials and marketing presentations, training and educational meetings, and generally coordinating the marketing process for the Company, and (c) the salaries and direct expenses of OFS Advisors’ employees, employees of their affiliates and others while engaged in the Offering and these other contractually-defined activities (“Contractual Issuer Expenses”).
Expense Limitation Agreements: The Company benefits from expense limitation agreements with OFS Advisor that operate separately on (i) the amortization of offering costs and Contractual Issuer Expenses; and (ii) all other operating expenses not

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

constituting such costs. The initial effect of the expense limitation agreements is a reduction in the gross expenses recognized in the consolidated statement of operations, and elimination of associated assets and liabilities in the consolidated statement of assets and liabilities in the period of limitation.
The Company recognizes the liability to reimburse OFS Advisor and affiliates, and the associated expense, as the substantive conditions for reimbursement are satisfied. Reimbursement of expense limitations are reported as reductions in the net expense limitation or as a reimbursement expense. The Company is conditionally liable to reimburse OFS Advisor for the expense support it has received for three years from the date such support is provided, after which—if the conditions for reimbursement have not been satisfied—the conditional reimbursement obligation expires. See Note 3.
Revenue recognition:
Interest income: Interest income is recognized on an accrual basis and reported as an interest receivable until collected. Interest income is accrued daily based on the outstanding principal amount on the consolidated statements of assets and liabilities and the contractual terms of the debt investment. Certain of the Company’s investments contain a payment-in-kind interest income provision (“PIK interest”). The PIK interest, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash. Recognition of PIK interest includes assessments of collectibility. The Company discontinues accrual of interest income, including PIK interest, when there is reasonable doubt that the interest income will be collected.
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
Interest income - Structured Finance Notes: CLO mezzanine debt, CLO subordinated debt and loan accumulation facility positions are defined as Structured Finance Notes. Interest income from investments in CLO mezzanine debt and CLO subordinated debt positions is recognized on the basis of the estimated effective yield to expected redemptions utilizing assumed cash flows in accordance with ASC Sub-topic 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash flows, and the accretable yields are determined and updated periodically. Expected cash flows inherent in the Company's estimates of accretable yields are based on expectations of defaults and loss-on-default severity, as well as other loan-performance assumptions, impacting the loans in the underlying CLO portfolios. These estimated cash flows are subject to a reasonable possibility of near-term change as economic and credit market conditions—including the transition away from LIBOR to any one the various alternative reference rates, including the Secured Overnight Financing Rate (“SOFR”)—become known, and the effect of these changes could be material.
Recognition of interest income on our loan accumulation facilities generally take the form of mandatorily redeemable instruments that mature upon the earlier of closing of the CLO securitization or stated expiration date of the instrument. Interest income is recognized on an accrual basis as earned in accordance with the settlement terms of the instrument.
Dividend income: Dividend income on common equity securities in limited liability companies, partnerships and other private entities, generally payable in cash, is recorded at the time dividends are declared. Dividend income on preferred equity investments is accrued daily based on the contractual terms of the preferred equity investment. Dividends on preferred equity securities may be payable in cash or in additional preferred securities, and are generally not payable unless declared or upon liquidation. Declared dividends payable in cash are reported as dividend receivables until collected. Non-cash dividends payable in additional preferred securities or contractually earned but not declared ("PIK dividends") and are recorded as an adjustment to the cost basis of the investment. Distributions in excess of the accumulated net income of the underlying portfolio company are recorded as a reduction in the cost of the common or preferred stock investment.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Investment Transactions and net realized and unrealized gain or loss on investments: Investment transactions are reported on a trade-date basis. Unsettled trades as of the statement of assets and liabilities date are included in receivable for investments sold and payable for investments purchased. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of the investment. Investments are valued at fair value as determined in good faith by Company management under the supervision and review of the Board. After recording all appropriate interest, dividend, and other income, some of which is recorded as an adjustment to the cost basis of the investment as described above, the Company reports changes in the fair value of investments as net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
Non-accrual loans: Management reviews all loans that become past due on principal and interest, or when there is reasonable doubt that principal, cash interest, or PIK interest, will be collected, for placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest is credited to income and is reversed. Additionally, Net Loan Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest, and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. See Note 4 for further information on loans on non-accrual status as of December 31, 2021 and December 31, 2020.
Income taxes: The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements, and timely distribute at least 90% of its investment company taxable income (“ICTI”), which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses to its stockholders.
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
The Company may utilize HPCI-MB, a wholly owned holding company taxed under Subchapter C of the Code, when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC. HPCI-MB is an investment company under GAAP, is consolidated in the Company’s GAAP financial statements, and may incur current and deferred federal and state income tax expenses or benefits with respect to income derived from those investments. Such income, net of applicable income taxes, is not included in the Company’s tax-basis net investment income until distributed by HPCI-MB, which may result in timing and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses. Income tax expense from HPCI-MB related to net investment income is included in general and administrative expenses. The federal and state income tax from net investment gains, which includes taxes on realized gains upon the sale of the investment as well as deferred taxes or benefits on unrealized gains/losses, are included in net gain (loss) on investments in the statements of operations. See Note 8 for further information.
The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater and undistributed ICTI, income and excise tax expense, and, if involving multiple years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions at December 31, 2021, 2020 and 2019. The current and prior three tax years generally remain subject to examination by U.S. federal and most state tax authorities.
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
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred debt issuance costs are presented as a direct reduction of the related debt liability on the consolidated statements of assets and liabilities except for deferred debt issuance costs associated with the Company's line of credit, which are included in prepaid expenses and other assets on the consolidated statements of assets and liabilities. Unamortized debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2021 and 2020 were $-0- and $5,517, respectively. Deferred debt issuance costs are amortized to interest expense over the term of the related debt.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
Note 3. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to the investment advisory and management agreement between the Company and OFS Advisor, dated July 15, 2016 (“Investment Advisory Agreement”), which became effective on August 30, 2016. Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis. OFS Advisor is a subsidiary of OFSAM and a registered investment advisor under the Investment Advisers Act of 1940, as amended.
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
The base management fee was $562,903, $542,416 and $405,282 for the years ended December 31, 2021, 2020 and 2019, respectively.
The incentive fee has two parts. The first part of the incentive fee ("Income Incentive Fee") is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination and sourcing, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below) and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as OID, debt instruments with PIK interest, equity investments with accruing or PIK dividend and zero coupon securities), accrued income that the Company has not yet received in cash.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

management fee. These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during such quarter.
The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and will equal 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis through the end of each calendar year, computed net of all realized capital losses, income taxes from realized capital gains and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the Capital Gain Fee.
The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gains Fee relating to net unrealized appreciation is deferred until, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gains Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). The Company has not accrued a capital gains incentive since commencement of operations.
Unless terminated earlier as described below, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually by the Company’s Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the Company’s directors who are not “interested persons” as defined in the 1940 Act. The Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, and may be terminated by the Company or OFS Advisor without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice.
The Company incurred incentive fee expense related to the Income Incentive Fee of $339,609, $277,399 and $195,720 for the years ended December 31, 2021, 2020 and 2019, respectively. The Company has not incurred a Capital Gains Fee since inception.
Sub-Advisory Agreement: Evolv Capital Advisors, LLC (“Evolv”) served as the Company’s sub-adviser pursuant to an investment sub-advisory agreement dated July 15, 2016, (‘‘Prior Sub-Advisory Agreement’’) among Evolv, OFS Advisor, and the Company. Effective March 26, 2019, Evolv resigned as the Company’s sub-advisor, thereby terminating Evolv’s services under the Prior Sub-Advisory Agreement.
Effective August 3, 2020, OFS Advisor engaged CIM Capital to serve the Company as sub-adviser in accordance with an agreement dated as of August 3, 2020, by and between OFS Advisor and CIM Capital (the “Sub-Advisory Agreement”). Pursuant to the terms of the Sub-Advisory Agreement, CIM Capital evaluated and advised the Company on private capital market strategy, including market trends and terms, provided financial and strategic planning advice and analysis, interpreted market demand for products, assisted in establishing the Company's operational readiness and selecting and negotiating engagements with third-party service providers, and coordinated the dissemination of customary information to interested parties. On February 2, 2022, OFS Advisor and CIM Capital entered into an agreement to terminate the Sub-Advisory Agreement (the “Termination Agreement”).
Dealer Manager Agreement: Pursuant to the Second Amended Dealer Manager Agreement, CCO provides certain sales, promotional and marketing services to the Company in connection with the Offering. The Company pays CCO an aggregate dealer manager fee of 3.0% of the gross proceeds from sales of the Offering. CCO may, in its discretion, reallow a portion of the dealer manager fee to participating broker-dealers in support of the Offering.
Administration Agreement: OFS Capital Services, LLC (“OFS Services”), a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor, furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to an administration agreement between the Company and OFS Services, dated July 15, 2016 (“Administration Agreement”). Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services. Amounts charged under the Administration Agreement exclude Contractual Issuer Expenses.
Administrative fees were $750,568, $842,972 and $675,155 for the years ended December 31, 2021, 2020 and 2019, respectively.
Equity Ownership: As of December 31, 2021, affiliates of OFS Advisor held 74,084 shares of common stock, which is approximately 3.7% of the Company's outstanding shares of common stock.
Expense Limitation Agreements: The table below presents the contractual agreements between the Company and OFS Advisor and affiliates that provide or provided expense limitation for the period December 8, 2015 (inception) to date. The expense limitation clauses in these agreements were substantially identical, and as of December 31, 2021, all amounts are conditionally reimbursable to OFS Advisor for three years from the date such support is provided.

	Offering Costs and Contractual Issuer Expenses (collectively, the “Advisory Agreements”)	All Other Operating Expenses (collectively, the “ESAs”)
From from December 8, 2015 (inception), to August 3, 2020	Investment Advisory and Management Agreement between the Company and OFS Advisor, dated July 15, 2016	Expense Support and Conditional Reimbursement Agreement dated July 15, 2016, between the Company and OFS Advisor
From August 3, 2020, to February 1, 2022	Sub-Advisory Agreement dated as of August 3, 2020, by and between OFS Advisor and CIM Capital, which was terminated on February 2, 2022	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of August 3, 2020, by and among the Company, OFS Advisor and CIM Capital
From February 2, 2022	Investment Advisory and Management Agreement between the Company and OFS Advisor, dated July 15, 2016 (as a result of the Termination Agreement)	Second Amended and Restated Expense Support and Conditional Reimbursement Agreement dated February 2, 2022, between the Company and OFS Advisor, agreed to and accepted by CIM Capital (the “Second Amended Expense Support Agreement”)
OFS Advisor’s obligation to provide expense support to the Company can be terminated at any time.
Expense limitations provided under the Advisory Agreements and ESAs for the years ended December 31, 2021, 2020 and 2019, are presented below:

	Years Ended December 31,
	2021	2020	2019
Offering costs and Contractual Issuer Expenses limitations under the Advisory Agreements	$79,526	$287,999	$91,694
Operating expense limitations under the ESAs	1,171,107	1,616,616	1,128,675
Total expense limitations	$1,250,633	$1,904,615	$1,220,369

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The Company is conditionally obligated at December 31, 2021 and 2020, to reimburse OFS Advisor for aggregate expense support provided since inception, as presented below:

	December 31,
	2021	2020
Unreimbursed costs under the Advisory Agreements:
Offering costs:
Unamortized as of balance sheet date	$37,151	$69,293
Amortized as of balance sheet date	527,105	572,063
Contractual Issuer Expenses	16,123	30,773
Total unreimbursed costs under the Advisory Agreements	580,379	672,129
Unreimbursed operating expense limitations under the ESAs	3,916,398	3,898,820
Total conditional reimbursement obligation under expense limitation agreements	$4,496,777	$4,570,949
Offering costs and Contractual Issuer Expense limitations: The Company received aggregate expenses limited under the Advisory Agreements of $1,981,872 through December 31, 2021, and OFS Advisor expects to continue to incur offering costs and Contractual Issuer Expenses on behalf of the Company throughout the Offering. Under the terms of the Investment Advisory Agreement, the Company is conditionally liable for these costs, which are eligible for reimbursement for three years from the date incurred. The Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all amounts eligible for reimbursement have been recovered. The Company reimbursed OFS Advisor organization and offering costs of $12,675, $27,840 and $96,836 for the years ended December 31, 2021, 2020 and 2019, respectively.
Unreimbursed organization and offering costs, and Contractual Issuer Expenses as of December 31, 2021 are summarized below based on the period in which the costs were incurred:

Period incurred	Unreimbursed Total	Expiration of reimbursement eligibility(1)
Three months ended March 31, 2019	$4,112	March 31, 2022
Three months ended June 30, 2019	137,749	June 30, 2022
Three months ended September 30, 2019	85,068	September 30, 2022
Three months ended December 31, 2019	78,507	December 31, 2022
Year ended December 31, 2020	217,356	December 31, 2023
Year ended December 31, 2021	57,587	December 31, 2024
Total unreimbursed offering costs and Contractual Issuer Expenses	$580,379
(1)    Expenses are pooled monthly for the determination of their reimbursement expiration date and are summarized into quarterly and yearly pools for presentation purposes. Expiration of reimbursement eligibility for portions of each pool occurs at each month-end within the periods presented above.
All Other Operating Expenses: All other operating expenses, not separately limited under the Advisory Agreements, are limited under the Second Amended Expense Support Agreement such that no distribution by the Company is deemed to be a return of capital contributed by its stockholders. The Second Amended Expense Support Agreement provides for reimbursement of expense reduction payments (“Reimbursement Payments”) by the Company only (i) to the extent they do not cause the then-current annualized year-to-date and quarterly “Other Operating Expense Ratio” (defined below) to exceed such ratios for the annual and quarterly periods, respectively, for which the Company will reimburse OFS Advisor and (ii) if the then-current annualized rate of distribution per share equals or exceeds the annualized rate of distribution per share of the supported period for which the Company will reimburse OFS Advisor. The Other Operating Expense Ratio is defined as total operating expenses reported in the statement of operations excluding interest expense, management fees, incentive fees, organization cost, amortization of deferred offering costs, and Contractual Issuer Expenses as a percentage of net assets. OFS Advisor will not be entitled to reimbursement (i) if the Other Operating Expenses Ratio at the time of reimbursement, after consideration of the impact of reimbursement on such ratio, exceeds the Other Operating Expenses Ratio in effect at the time the expenses were reimbursed or (ii) if our current distribution rate is lower than the distribution rate for the period the expenses will be reimbursed.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Unreimbursed support for operating expenses provided under the ESAs and conditions for reimbursement to OFS Advisor as of December 31, 2021, are summarized below:

		Other Operating Expense Ratio
Supported period	Amount of expense limitation	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share (1)	Expiration of reimbursement eligibility
Three months ended March 31, 2019	$272,547	6.1%	5.5%	7.0%	March 31, 2022
Three months ended June 30, 2019	238,847	5.7%	5.5%	7.0%	June 30, 2022
Three months ended September 30, 2019	231,737	5.1%	5.5%	7.1%	September 30, 2022
Three months ended December 31, 2019	385,544	4.9%	5.5%	7.2%	December 31, 2022
Three months ended March 31, 2020	334,160	5.9%	6.2%	7.2%	March 31, 2023
Three months ended June 30, 2020	425,718	6.1%	6.2%	7.2%	June 30, 2023
Three months ended September 30, 2020	452,480	6.7%	6.2%	7.2%	September 30, 2023
Three months ended December 31, 2020	404,258	6.6%	6.2%	7.2%	December 31, 2023
Three months ended March 31, 2021	253,800	6.5%	6.8%	7.2%	March 31, 2024
Three months ended June 30, 2021	264,533	7.6%	6.8%	7.1%	June 30, 2024
Three months ended September 30, 2021	652,774	6.8%	6.8%	7.1%	September 30, 2024
Total unreimbursed operating expense limitations provided under the ESAs	$3,916,398
(1)    The annualized rate of distributions per share is expressed as a percentage equal to the annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular quarterly cash distribution per share as of such date without compounding), divided by our offering price per share as of such date.
Note 4. Investments
As of December 31, 2021, the Company had loans to 23 portfolio companies, of which 99% were senior secured loans and 1% were subordinated loans, at fair value, as well as equity investments in five of these portfolio companies. The Company also held equity investments in three portfolio companies in which it did not hold a debt investment and seven investments in Structured Finance Notes.
At December 31, 2021, the Company's investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments (1)	$32,617,023	75.2%	124.3%	$32,776,377	75.2%	124.9%
Subordinated debt investments	483,191	1.1	1.8	476,279	1.1	1.8
Common equity investments	338,056	0.8	1.3	360,220	0.8	1.4
Total debt and equity investments	33,438,270	77.1	127.4	33,612,876	77.1	128.1
Structured Finance Notes	9,962,117	22.9	38.0	9,995,693	22.9	38.1
Total	$43,400,387	100.0%	165.4%	$43,608,569	100.0%	166.2%
(1) Includes debt investments in which we entered into contractual arrangements with co-lenders whereby, subject to certain conditions, we agreed to receive our principal payments after the repayment of certain co‑lenders pursuant to a payment waterfall. Amortized cost and fair value of these investments were $618,757 and $618,757, respectively.
At December 31, 2021, the Company had no portfolio companies on non-accrual.
At December 31, 2021, all of the Company’s debt and equity investments were domiciled in the United States, while its subordinated notes and mezzanine debt securities were domiciled in the Cayman Islands, and loan accumulation facility was domiciled in Canada. These CLO investments generally hold underling portfolios of debt investments of United States domiciled companies. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Landscaping Services	$1,543,189	3.6%	5.9%	$1,530,000	3.5%	5.8%
Security Systems Services (except Locksmiths)	1,490,779	3.4	5.7	1,514,955	3.5	5.8
Arts, Entertainment, and Recreation
All other amusement and recreation industries	1,163,366	2.7	4.4	1,171,162	2.7	4.5
Construction
Plumbing, Heating, and Air-Conditioning Contractors	323,853	0.7	1.2	325,936	0.7	1.2
Education Services
Sports and Recreation Instruction	618,757	1.4	2.4	618,757	1.4	2.4
Health Care and Social Assistance
Child Day Care Services	1,215,994	2.8	4.6	1,148,024	2.6	4.4
Home Health Care Services	984,075	2.3	3.7	1,000,000	2.3	3.8
Outpatient Mental Health and Substance Abuse Centers	1,296,716	3.0	4.9	1,367,530	3.1	5.2
Services for the Elderly and Persons with Disabilities	836,917	1.9	3.2	836,917	1.9	3.2
Information
Data Processing, Hosting, and Related Services	115,154	0.3	0.4	131,047	0.3	0.5
Directory and Mailing List Publishers	1,002,156	2.3	3.8	1,042,724	2.4	4.0
Software Publishers	88,917	0.2	0.3	143,361	0.3	0.5
Management of Companies and Enterprises
Offices of Other Holding Companies	615,682	1.4	2.3	615,682	1.4	2.3
Manufacturing
Current-Carrying Wiring Device Manufacturing	884,448	2.0	3.4	984,583	2.3	3.8
Metal Can Manufacturing	1,071,677	2.5	4.1	1,083,333	2.5	4.1
Motorcycle, Bicycle, and Parts Manufacturing	1,300,079	3.0	5.0	1,299,935	3.0	5.0
Other Industrial Machinery Manufacturing	1,036,602	2.4	3.9	1,050,179	2.4	4.0
National industry
Other Accounting Services	3,502,637	8.1	13.3	3,558,423	8.2	13.6
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	3,998,011	9.2	15.3	3,936,385	9.0	15.0
Other Computer Related Services	1,001,344	2.3	3.8	1,017,348	2.3	3.9

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Public Administration
Other Justice, Public Order, and Safety Activities	$46,403	0.1%	0.2%	$1,944	—%	—%
Retail Trade
Electronic Shopping and Mail-Order Houses	991,328	2.3	3.8	981,443	2.3	3.7
Shoe Store	520,691	1.2	2.0	491,666	1.1	1.9
Wholesale Trade
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	988,036	2.3	3.8	948,971	2.2	3.6
Industrial Machinery and Equipment Merchant Wholesalers	1,592,716	3.7	6.1	1,593,220	3.7	6.1
Motor Vehicle Parts (Used) Merchant Wholesalers	5,208,743	12.0	19.9	5,219,351	12.0	19.9
Total debt and equity investments	$33,438,270	77.1%	127.4%	$33,612,876	77.1%	128.2%
Structured Finance Notes	9,962,117	22.9	38.0	9,995,693	22.9	38.1
Total investments	$43,400,387	100.0%	165.4%	$43,608,569	100.0%	166.3%
As of December 31, 2021, approximately 22% of the Company’s net assets were comprised of Structured Finance Notes managed by a single adviser.
As of December 31, 2020, the Company had loans to 29 portfolio companies, of which 99% were senior secured loans and 1% were subordinated loans, at fair value, as well as equity investments in five of these portfolio companies. The Company also held an equity investment in two portfolio companies in which it did not hold a debt investment and four investments in Structured Finance Notes. At December 31, 2020, investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$39,315,954	85.1%	143.3%	$38,890,010	85.8%	141.8%
Subordinated debt investments	1,482,464	3.2	5.4	381,516	0.8	1.4
Preferred equity investments	191,409	0.4	0.7	338,000	0.7	1.2
Common equity investments	540,157	1.2	2.0	708,036	1.6	2.6
Total debt and equity investments	41,529,984	89.8	151.4	40,317,562	89.0	147.0
Structured Finance Notes	4,696,597	10.2	17.1	4,997,126	11.0	18.2
Total	$46,226,581	100.0%	168.5%	$45,314,688	100.0%	165.2%
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

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$2,353,885	5.1%	8.6%	$2,330,921	5.1%	8.5%
Arts, Entertainment, and Recreation
All other amusement and recreation industries	1,498,036	3.2	5.5	1,426,579	3.1	5.2
Construction
Plumbing, Heating, and Air-Conditioning Contractors	461,054	1.0	1.7	441,870	1.0	1.6
Health Care and Social Assistance
Child Day Care Services	699,087	1.5	2.5	628,475	1.4	2.3
Diagnostic Imaging Centers	1,800,633	3.9	6.6	1,957,283	4.3	7.1
Home Health Care Services	987,954	2.1	3.6	1,000,000	2.2	3.6
Offices of Physicians, Mental Health Specialists	2,031,579	4.4	7.4	2,035,075	4.5	7.4
Outpatient Mental Health and Substance Abuse Centers	994,006	2.2	3.6	1,000,000	2.2	3.6
Industry
Construction and Mining (except Oil Well) Machinery and Equipment Merchant Wholesalers	1,821,294	3.9	6.6	1,864,107	4.1	6.8
Information
Data Processing, Hosting, and Related Services	115,154	0.2	0.4	178,000	0.4	0.6
Software Publishers	1,673,276	3.6	6.1	1,702,816	3.8	6.2
Finance and Insurance
Insurance Agencies and Brokerages	1,405,677	3.0	5.1	1,391,331	3.1	5.1
Manufacturing
Commercial Printing (except Screen and Books)	245,202	0.5	0.9	245,540	0.5	0.9
Custom Compounding of Purchased Resins	1,412,938	3.1	5.1	1,570,850	3.5	5.7
Truck Trailer Manufacturing	1,837,097	4.0	6.7	1,894,285	4.2	6.9
Unlaminated Plastics Profile Shape Manufacturing	2,007,100	4.3	7.3	1,979,900	4.4	7.2
National Industry
Marketing Consulting Services	982,009	2.1	3.6	982,009	2.2	3.6
Other Accounting Services	3,525,944	7.6	12.8	3,569,555	7.9	13.1
Semiconductor and Related Device Manufacturing	76,747	0.2	0.3	83,492	0.2	0.3
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	4,936,764	10.8	18.1	4,979,205	11.0	18.2
Other Computer Related Services	1,083,163	2.3	3.9	1,060,897	2.3	3.9
Public Administration
Other Justice, Public Order, and Safety Activities	52,133	0.1	0.2	40,279	0.1	0.1

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Retail Trade
Cosmetics, Beauty Supplies, and Perfume Stores	$1,624,785	3.5%	5.9%	$1,636,364	3.6%	6.0%
Shoe Store	512,823	1.1	1.9	229,885	0.5	0.8
Wholesale Trade
Industrial Machinery and Equipment Merchant Wholesalers	1,696,873	3.7	6.2	1,605,919	3.5	5.9
Industrial Supplies Merchant Wholesalers	1,480,183	3.2	5.4	1,256,550	2.8	4.6
Motor Vehicle Parts (Used) Merchant Wholesalers	3,207,447	7.0	11.7	3,074,744	6.8	11.2
Stationery and Office Supplies Merchant Wholesalers	1,007,141	2.2	3.7	151,631	0.3	0.6
Total debt and equity investments	$41,529,984	89.8%	151.4%	$40,317,562	89.0%	147.0%
Structured Finance Notes	4,696,597	10.2	17.1	4,997,126	11.0	18.2
Total investments	$46,226,581	100.0%	168.5%	$45,314,688	100.0%	165.2%

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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. Senior securities with a fair value of $-0- and $115,534 were transferred from Level 3 to Level 2 during the years ended December 31, 2021 and 2020, respectfully.
Certain of the Company's investments are exchanged in the non-public market among banks, CLOs and other institutional investors for loans to large U.S. corporations. The Company classifies these loan investments as Level 2 when a sufficient number of market quotations or indicative prices from pricing services or broker/dealers (collectively, “Indicative Prices”) are

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

available, and the depth of the market is sufficient to transact to those prices in amounts approximating the Company's investment position at the measurement date. Additionally, observed transactions at or near the measurement date are also considered Indicative Prices. Investments for which sufficient Indicative Prices exist are generally valued consistent with such Indicative Prices.
In addition, each quarter, the Company assesses whether an arm’s length transaction occurred in the same security, including the Company's new investments during the quarter, the cost of which (“Transaction Prices”), may be considered a reasonable indication of fair value for up to six months after the transaction date. Senior secured debt investments with a fair value of $3,371,291 and $982,009 were valued at their Transaction Price at December 31, 2021 and December 31, 2020, respectively. Also, as of December 31, 2021, a loan accumulation facility investment with a fair value of $1,500,000 was valued at Transaction Price. Based on liquidity and other market factors; these securities are designated as Level 3 in the fair value hierarchy based on assessments of market liquidity and other factors.
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
The fair value of Company’s equity investments as well as certain of its non-performing debt investments are estimated through analysis of the portfolio companies’ enterprise value under a market approach. Enterprise value means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining enterprise value under the market approach involves multiple analysis whereby appropriate multiples are applied to an earnings metric of the portfolio company, typically earnings before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. The Company may also utilize other portfolio-company earnings metrics to determine enterprise value, such as recurring monthly revenue or a delineated measure of portfolio company EBITDA. Application of these valuation methodologies involves a significant degree of judgment by management.
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
The following tables present the Company's investment portfolio measured at fair value on a recurring basis as of December 31, 2021 and 2020, respectively.

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2021
Debt investments	$—	$1,042,724	$32,209,932	$33,252,656
Equity investments	—	—	360,220	360,220
Structured Finance Notes	—	—	9,995,693	9,995,693
	$—	$1,042,724	$42,565,845	$43,608,569

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2020
Debt investments	$—	$316,480	$38,954,956	$39,271,436
Equity investments			1,046,036	1,046,036
Structured Finance Notes	—	—	4,997,216	4,997,216
	$—	$316,480	$44,998,208	$45,314,688

The following table provides quantitative information about the Company's significant unobservable inputs to the Company's Level 3 fair value measurements as of December 31, 2021 and December 31, 2020.

	Fair Value at December 31, 2021	Valuation techniques	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$28,362,361	Discounted cash flow	Discount rates	8.27% - 12.32% (9.61%)
Senior secured	3,371,292	Market approach	Transaction Price
Subordinated	476,279	Discounted cash flow	Discount rates	15.90% - 15.90% (15.90%)

Structured Finance Notes:
Subordinated notes and other CLO equity related investments(1)	6,704,687	Discounted cash flow	Discount rates	8.00% - 17.00% (11.57%)
			Constant default rate(2)	0.00% - 2.00% (1.16%)
			Constant default rate(3)	2.00% - 2.00% (2.00%)
			Recovery rate	60.00% - 60.00% (60.00%)

Mezzanine debt	1,791,006	Discounted cash flow	Discount margin	7.10% - 8.95% (8.13%)
			Constant default rate(2)	2.00% - 3.00% (2.56%)
			Constant default rate(3)	2.00% - 3.00% (2.56%)
			Recovery rate	60.00% - 60.00% (60.00%)

Loan accumulation facility	1,500,000	Market approach	Transaction Price

Equity investments:
Common equity	360,220	Market approach	EBITDA multiples	4.50x - 12.00x (8.82x)
	$42,565,845
(1)    The cash flows utilized in the discounted cash flow calculations assume immediate liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices, and redeployment of proceeds at the issuing CLO's assumed reinvestment rate.
(2)    Constant default rates for the six months ended June 30, 2022.
(3)    Constant default rates for the period between June 30, 2022 and the assumed optional redemptions of the instruments.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

	Fair Value at December 31, 2020	Valuation techniques	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$37,591,521	Discounted cash flow	Discount rates	6.24% - 24.43% (10.02%)
Senior secured	982,009	Market approach	Transaction Price
Senior secured	381,516	Market approach	EBITDA multiples	7.05 - 9.10x (7.86x)

Structured Finance Notes:
Subordinated notes(1)	3,295,738	Discounted cash flow	Discount rates	15.00% - 15.00% (15.00%)
			Constant default rate(2)	0.00% - 0.00% (0.00%)
			Constant default rate(3)	2.00% - 2.00% (2.00%)
			Recovery rate	60.00% - 60.00% (60.00%)

Mezzanine debt	1,701,388	Discounted cash flow	Discount margin	7.25% - 9.45% (8.58%)
			Constant default rate(4)	0.00% - 2.00% (1.01%)
			Constant default rate(5)	2.00% - 3.00% (2.49%)
			Recovery rate	60.00% - 60.00% (60.00%)

Equity investments:
Preferred equity	338,000	Market approach	EBITDA multiples	7.00x - 7.00x (7.00x)
Common equity	708,036	Market approach	EBITDA multiples	3.75x - 11.50x (8.43x)
	$44,998,208
(1)    The cash flows utilized in the discounted cash flow calculations assume immediate liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices, and redeployment of proceeds at the issuing CLO's assumed reinvestment rate.
(2)    Constant default rates for the six months ended June 30, 2021.
(3)    Constant default rates for the period between June 30, 2021, and the assumed optional redemptions of the instruments.
(4)    Constant default rates for the nine months ended September 30, 2021.
(5)    Constant default rates for the period between September 30, 2021, and the assumed optional redemptions of the instruments.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The following tables present changes in the investments measured at fair value using Level 3 inputs for the years ended December 31, 2021 and 2020:

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Structured Finance Notes	Total
Level 3 assets, January 1, 2021	$38,573,440	$381,516	$338,000	$708,036	$4,997,216	$44,998,208
Net unrealized appreciation (depreciation) on investments	547,591	1,094,036	(146,591)	(145,715)	(266,953)	1,082,368
Net realized gain (loss) on investments	(1,505)	(1,007,141)	462,538	195,308	—	(350,800)
Amortization of Net Loan Fees	456,955	1,327	—	—	70,738	529,020
Paid-in kind interest and dividend income	70,222	6,541	—	—	—	76,763
Accretion of interest income on Structured Finance Notes		—	—	—	513,343	513,343
Proceeds from principal payments on portfolio investments	(27,132,850)	—	—	—	(1,600,000)	(28,732,850)
Purchase of portfolio investments	21,853,705	—	—	50,082	6,711,138	28,614,925
Sale or redemption of portfolio investments	(2,599,276)	—	(653,947)	(447,491)	—	(3,700,714)
Distributions received from Structured Finance Notes	—	—	—	—	(429,789)	(429,789)
Amendment fees collected	(34,629)	—	—	—	—	(34,629)
Level 3 assets, December 31, 2021	$31,733,653	$476,279	$—	$360,220	$9,995,693	$42,565,845

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity	Structured Finance Notes	Total
Level 3 assets, January 1, 2020	$34,592,771	$1,384,896	$201,006	$585,675	$—	$36,764,348
Net unrealized appreciation (depreciation) on investments	308,399	(1,007,033)	136,994	32,931	300,529	(228,180)
Net realized loss on investments	(540,001)	—	—	—	—	(540,001)
Amortization of Net Loan Fees	149,802	1,040	—	—	30,099	180,941
Paid-in kind interest and dividend income	6,459	3,805	—	—	—	10,264
Accretion of interest income on Structured Finance Notes	—	—	—	—	51,140	51,140
Proceeds from principal payments on portfolio investments	(7,262,243)	—	—	—	—	(7,262,243)
Purchase of portfolio investments	12,316,311	—	—	43,027	4,615,448	16,974,786
Sale or redemption of portfolio investments	(828,071)	—	—	—	—	(828,071)
Conversion from debt investment to equity investment	(46,403)	—	—	46,403	—	—
Amendment fees collected and other	(8,050)	(1,192)	—	—	—	(9,242)
Transfers to Level 2	(115,534)	—	—	—	—	(115,534)
Level 3 assets, December 31, 2020	$38,573,440	$381,516	$338,000	$708,036	$4,997,216	$44,998,208

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the year ended December 31, 2021 and 2020, attributable to the Company’s Level 3 assets still held at each respective year end was as follows:

	Year Ended December 31,
	2021	2020
Senior secured debt investments	$421,390	$(282,553)
Subordinated debt investments	238,526	(1,007,033)
Preferred equity	—	136,994
Common equity	(10,898)	33,162
Structured Finance Notes	(254,248)	300,529
Net unrealized appreciation (depreciation) on investments held	$394,770	$(818,901)
Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such financial instruments. The senior secured revolving credit facility between the Company and Pacific Western Bank, as lender (“PWB Credit Facility”) is a variable rate instrument and fair value approximates book value as of December 31, 2021 and December 31, 2020.
The following tables present the fair value measurements of the Company's debt and the level within the fair value hierarchy of the significant unobservable inputs used to determine such fair values as of December 31, 2021 and 2020:

	December 31, 2021
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$5,425,000	$5,425,000
Unsecured Note	—	—	14,987,583	14,987,583
Total debt	$—	$—	$20,412,583	$20,412,583

	December 31, 2020
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$4,775,000	$4,775,000
Unsecured Note	—	—	15,723,415	15,723,415
Total debt	$—	$—	$20,498,415	$20,498,415
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

The following are the carrying values and fair values of the Company’s debt as of December 31, 2021 and 2020:

	As of December 31, 2021		As of December 31, 2020
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
PWB Credit Facility	$5,425,000	$5,425,000	$4,775,000	$4,775,000
Unsecured Note	14,642,623	14,987,583	14,714,235	15,723,415
Total debt	$20,067,623	$20,412,583	$19,489.235	$20,498.415
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 6. Commitments and Contingencies
The Company has outstanding commitments to fund investments totaling $4,180,448 and $454,107 under various undrawn revolvers and other credit facilities as of December 31, 2021 and 2020, respectively.
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2021.
Additionally, the Company is subject to periodic inspection by regulators to assess compliance with applicable BDC regulations.
Indemnifications: In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. The Company believes the risk of any material obligation under these indemnifications to be low.
Note 7. Borrowings
PWB Credit Facility: The Company is party to the business loan agreement (“BLA”) with Pacific Western Bank, as lender, to provide the Company with a $15,000,000 senior secured revolving credit facility. The PWB Credit Facility is available for general corporate purposes including investment funding and is scheduled to mature on February 28, 2023. The PWB Credit Facility is guaranteed by HPCI-MB and secured by all of our current and future assets of the Company. The maximum availability of the PWB Credit Facility is equal to 35% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 4.25% floor, and includes an unused commitment fee for any unused portion in excess of $3.0 million, payable monthly in arrears, equal to 0.50% per annum on any unused portion. As of December 31, 2021, the interest rate on the PWB Credit Facility was 4.25%.
During the year ended December 31, 2021, the average dollar amount of outstanding borrowings under the PWB Credit Facility was $2,737,603. The effective interest rate, which includes amortization of deferred debt issuance costs as of December 31, 2021, was 4.65% based on the maximum amount available under the PWB Credit Facility. Interest expense on the PWB Credit Facility was $193,590, $216,615 and $329,453 for the years ended December 31, 2021, 2020 and 2019, respectively, which includes $15,579, $34,517 and $53,354 of deferred financing amortization, respectively.
As of December 31, 2021, the Company had $5,425,000 outstanding debt under the PWB Credit Facility and $6,794,859 of availability under the terms of the borrowing base.
On February 17, 2021, the Company executed an amendment to the BLA with Pacific Western Bank. The amendment, among other things: (i) increased the maximum amount available under the PWB Credit Facility from $10.0 million to $15.0 million; (ii) decreased the interest rate floor from 5.50% per annum to 5.25% per annum; (iii) restricts the transfer of certain assets to the Company's subsidiaries or incurrence of debt by, or the encumbrance of assets of, the Company's subsidiaries; and (iv) extended the maturity date from February 28, 2021 to February 28, 2023.
On November 15, 2021, the Company amended the BLA to decrease the interest rate floor from 5.25% to 4.25%, effective as of November 1, 2021.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of December 31, 2021, the Company was in compliance with the applicable covenants.
Unsecured Note: On November 27, 2019, the Company entered into an agreement with a qualified institutional investor (“Note Purchase Agreement”) in which the Company sold in a private placement an unsecured note in an aggregate principal amount of $15,000,000 (the “Unsecured Note”). The purchase price of the Unsecured Note was $14,690,655 after deducting the offering price discount and legal costs. The Unsecured Note has a fixed interest rate of 5.50% and is due on November 27, 2026, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with its terms. The Unsecured Note is a general unsecured obligation of the Company that ranks pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Interest expense on the Unsecured Note was $1,016,325, $1,042,685 and $97,979 for the years ended December 31, 2021, 2020 and 2019, respectively, which includes $82,158, $67,685 and $5,895 of deferred financing amortization, respectively.
On September 23, 2021, the Company executed an amendment (the “Amendment”) to its Note Purchase Agreement. The Amendment, among other things: (i) extended the scheduled maturity date of the Unsecured Note from November 27, 2024 to November 27, 2026; (ii) reduced the coupon rate of the Unsecured Note from 6.50% to 5.50%; and (iii) reduced the default rate of the Unsecured Note, if applicable, from 8.50% to 7.50%. In addition, under the Note Purchase Agreement as amended by the Amendment, the Company may, at its option, upon notice to the purchaser, redeem at any time all, or from time to time any part of, the Unsecured Note, in an amount not less than 10% of the aggregate principal amount of the Unsecured Note then outstanding in the case of a partial redemption, at 100% of the principal amount so redeemed, together with interest on such Unsecured Note accrued to, but excluding, the date of redemption, and with no redemption settlement amount paid by the Company in connection with any such redemption. In connection with the Amendment, the Company paid to the purchaser a structuring fee of $150,000.
The Note Purchase Agreement, as amended, contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, and minimum asset coverage ratio. The Note Purchase Agreement, as amended, also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, certain judgements and orders, and certain events of bankruptcy.
As of December 31, 2021, the Unsecured Note had the following terms and balances:

	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate	Effective Interest Rate (1)	Maturity	2021 Interest Expense
Unsecured Note	$15,000,000	$357,377	5.50%	5.98%	11/27/26	$1,016,325
(1) The effective interest rate on the Unsecured Note includes deferred debt issuance cost amortization.
The average dollar borrowings and average interest rate for all Company debt in the years ended December 31, 2021, 2020, and 2019, were as follows:

Year ended	Average Dollar Borrowings	Weighted Average Interest Rate
December 31, 2021	$17,737,603	6.82%
December 31, 2020	17,679,030	7.12
December 31, 2019	5,396,301	7.92

Note 8. U.S. Federal Income Tax
The Company has elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain its status as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its ICTI, as defined by the Code. Additionally, to avoid a 4% U.S. federal excise tax on undistributed earnings the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year, (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no U.S. federal income tax. Maintenance of the Company's RIC status also requires adherence to certain source of income and asset diversification requirements. The Company has met the required distribution, source of income and asset diversification requirements and intends to continue to meet these requirements. Accordingly, there is no provision for U.S. excise taxes for the years ended December 31, 2021, 2020 and 2019.
HPCI-MB, an entity taxed as a corporation under Subchapter C of the Code, is consolidated in the Company’s GAAP financial statements but is not included in the determination of ICTI or the RIC compliance requirements of the Company. The income of HPCI-MB, net of applicable income taxes, is not included in the Company’s ICTI until distributed by HPCI-MB, which may result in timing and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses. During the year ended December 31, 2021, HPCI-MB distributed earnings and profits of $273,769 to the RIC.
The Company’s ICTI differs from the net increase in net assets resulting from operations primarily due to differences in net unrealized appreciation (depreciation) of investments, and expense recognition related to organization costs, amortization of

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

deferred offering costs, Contractual Issuer Expenses, and the related expense support under the Investment Advisory Agreement (together, “Net O&O Costs”).
The distributions paid to stockholders consisted entirely of ordinary income during the years ended December 31, 2021, 2020 and 2019, respectively.
Tax-basis components of distributable earnings (accumulated losses) as of December 31, 2021 and 2020, were as follows:

	December 31,
	2021	2020
Ordinary income (RIC)	$22,774	$—
Undistributed earnings and profits (HPCI-MB; C-Corporation)	305,617	—
Capital loss carryforwards:
RIC – short-term, non-expiring	173,851	57,177
RIC – long-term, non-expiring	1,227,611	522,559
The Company records reclassifications to its capital accounts primarily related to (i) permanent differences between the GAAP and tax treatment of Net O&O Costs, (ii) permanent differences related to HPCI-MB distributions and (iii) temporary differences between GAAP and tax treatment of realized gains and losses and other temporary differences. The Company recorded reclassifications to decrease additional paid-in capital against total distributable earnings (accumulated losses) of $263,388, $40,599 and $96,836 for the years ended December 31, 2021, 2020 and 2019, respectively.
The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of December 31, 2021 and 2020, were as follows:

	December 31,
	2021	2020
Tax-basis amortized cost of investments	$43,342,471	$46,218,369
Tax-basis gross unrealized appreciation on investments	641,277	946,021
Tax-basis gross unrealized depreciation on investments	(375,179)	(1,849,702)
Tax-basis net unrealized appreciation (depreciation) on investments	266,098	(903,681)
Fair value of investments	$43,608,569	$45,314,688
Deferred taxes: The Company recognizes deferred taxes on the unrealized appreciation or depreciation of securities held through HPCI-MB, and other basis differences including available loss carry forwards and suspended interest expense deductions reported by portfolio companies. Deferred tax assets and liabilities are measured using enacted corporate federal tax rates expected to apply to taxable income in the years in which those unrealized gains and losses are realized. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of the projected taxable income or other taxable events in HPCI-MB.
Deferred tax liabilities as of December 31, 2021 and 2020, were as follows:

	December 31,
	2021	2020
Total deferred tax liabilities	$(23,127)	$(108,306)

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 9. Financial Highlights
The following is a schedule of financial highlights for each year in the five-year period ended December 31, 2021:

	Year Ended December 31,
	2021	2020	2019	2018	2017
Per share operating performance:
Net asset value per share at beginning of year	$12.59	$13.00	$13.00	$13.33	$13.33
Net investment income (6)	1.06	0.99	1.00	0.88	0.61
Net realized loss on investments (6)	(0.14)	(0.27)	—	—	—
Income tax expense from realized gains on investments (6)	(0.08)	—	—	—	—
Net unrealized appreciation (depreciation) on investments, net of deferred taxes (6)	0.56	(0.16)	(0.05)	(0.45)	0.04
Total from investment operations	1.40	0.56	0.95	0.43	0.65
Distributions (1)	(1.02)	(1.01)	(1.05)	(1.05)	(1.05)
Issuance of common stock (2) (6)	0.02	0.04	0.10	0.29	0.40
Net asset value per share at end of year	$12.99	$12.59	$13.00	$13.00	$13.33

Total return based on net asset value (3)	11.5%	5.1%	8.2%	5.5%	8.1%
Shares issued or subscribed at end of year	2,020,361	2,178,920	2,239,774	1,818,799	845,700
Weighted average shares issued or subscribed	2,128,179	2,214,984	2,053,953	1,288,439	359,549
Ratio/Supplemental Data
Average net asset value (4)	$27,090,918	$27,285,509	$27,038,864	$17,489,604	$5,621,403
Net asset value at end of year	$26,244,423	$27,441,875	$29,120,506	$23,637,886	$11,270,032
Net investment income	$2,247,035	$2,188,079	$2,056,080	$1,129,456	$219,338
Ratio of total net operating expenses to average net assets	10.4%	8.1%	5.4%	3.2%	(0.4)%
Ratio of net investment income to average net assets	8.3%	8.0%	7.6%	6.5%	3.9%
Portfolio turnover (5)	67.2%	30.2%	17.5%	18.8%	6.4%
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
(5)Portfolio turnover rate is calculated using the lesser of year-to-date sales, principal payments and distributions from Structured Finance Notes or year to-date purchases over the average of the invested assets at fair value.
(6)Calculated on the average share method.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 10. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued in the Offering during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	60,332	$845,000	136,427	$1,855,992	460,414	$6,500,527
Commissions and dealer manager fees	—	(61,700)	—	(144,810)	—	(419,917)
Dealer manager fees paid by OFS Advisor	—	—	—	—	—	122,036
Net proceeds to the Company	60,332	$783,300	136,427	$1,711,182	460,414	$6,202,646
From May 19, 2017 through June 30, 2019, OFS Advisor paid the dealer manager fee on sales of shares of the Company's common stock in the Offering. Payments of dealer manager fees by OFS Advisor were not subject to reimbursement by the Company. The Company has agreed to pay the dealer manager fees on sales of shares of its common stock in the Offering subsequent to June 30, 2019.
Repurchase of common stock transactions
Section 61(a)(2) of the 1940 Act permits a BDC to reduce its asset coverage ratio from 200% to 150% so long as such BDC complies with certain requirements. For BDCs, like the Company, that do not have shares of common stock listed on a national securities exchange, in order to take advantage of the modified asset coverage ratio, they must, among other things, extend to each of the BDC’s stockholders as of the date of approval from the BDC’s board of directors, the opportunity to sell the securities held by that stockholder as of that date.
On November 6, 2018, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s Board approved the application of a reduced 150% asset coverage ratio. In accordance with Section 61(a)(2) of the 1940 Act, the Company extended to each of its stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, the asset coverage ratio test applicable to the Company decreased from 200% to 150%, effective November 6, 2019. Additionally, the Company's Board approved an offering to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period.
The following table summarizes the common stock repurchases by the Company during the years ended December 31, 2021, 2020 and 2019:

	Number of Shares	Amount
January 1, 2019 through April 5, 2019 (1)	7,407	$98,296
April 6, 2019 through June 30, 2019	9,029	119,821
July 1, 2019 through September 30, 2019	7,407	97,111
October 1, 2019 through December 31, 2019	15,597	204,317
January 1, 2020 through April 3, 2020 (2)	32,622	364,384
April 4, 2020 through June 30, 2020	53,665	654,713
July 1, 2020 through September 30, 2020	55,320	694,819
October 1, 2020 through December 31, 2020	55,674	700,935
January 1, 2021 through April 5, 2021 (3)	55,377	708,272
April 6, 2021 through June 30, 2021	55,016	700,354
July 1, 2021 through September 30, 2021	54,557	702,694
October 1, 2021 through December 31, 2021	53,941	696,391
(1) The Company’s February 11, 2019 tender offer, that was originally scheduled to expire on March 27, 2019, was amended to extend the offer period to April 5, 2019.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

(2) The Company's February 21, 2020 tender offer, that was originally scheduled to expire on March 27, 2020, was amended to extend the offer period to April 3, 2020.
(3)    The Company's February 19, 2021 tender offer that was originally scheduled to expire on March 26, 2021, was amended to extend the offer period to April 5, 2021.
All repurchased shares were retired upon acquisition.
Distributions
The following tables reflects the cash distributions per share that the Company declared on its common stock during the years ended December 31, 2021, 2020 and 2019, respectively. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount (1)	Cash Distribution
Year ended December 31, 2021
January 26, 2021	January 27, 2021	April 15, 2021	$0.0846	$184,337
February 23, 2021	February 24, 2021	April 15, 2021	0.0846	184,337
March 27, 2021	March 29, 2021	April 15, 2021	0.0846	186,173
April 27, 2021	April 28, 2021	July 15, 2021	0.0846	181,488
May 25, 2021	May 26, 2021	July 15, 2021	0.0846	182,987
June 26, 2021	June 28, 2021	July 15, 2021	0.0846	178,333
July 27, 2021	July 28, 2021	October 15, 2021	0.0846	178,333
August 27, 2021	August 27, 2021	October 15, 2021	0.0846	178,333
September 27, 2021	September 28, 2021	October 15, 2021	0.0846	173,717
October 26, 2021	October 27, 2021	January 15, 2022	0.0846	173,717
November 26, 2021	November 26, 2021	January 15, 2022	0.0846	175,486
December 27, 2021	December 28, 2021	January 15, 2022	0.0846	170,923
				$2,148,164

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount (1)	Cash Distribution
Year ended December 31, 2020
January 29, 2020	January 29, 2020, February 26, 2020 and March 27, 2020	April 15, 2020	$0.0875	$589,261
April 28, 2020	April 28, 2020	July 15, 2020	0.0825	182,996
May 27, 2020	May 27, 2020	July 15, 2020	0.0792	177,251
June 25, 2020	June 26, 2020	7/15/2020	0.0822	179,554
July 28, 2020	July 29, 2020	10/15/2020	0.081	177,250
August 26, 2020	August 27, 2020	10/15/2020	0.0825	182,672
September 25, 2020	September 28, 2020	10/15/2020	0.0846	182,807
October 27, 2020	October 28, 2020	1/15/2021	0.0846	183,130
November 25, 2020	November 26, 2020	1/15/2021	0.0846	184,065
December 28, 2020	December 29, 2020	1/15/2021	0.0846	182,002
				$2,220,988

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount (1)	Cash Distribution
Year ended December 31, 2019
January 29, 2019	January 29, 2019, February 26, 2019, March 27, 2019	April 15, 2019	$0.0875	$489,715
April 26, 2019	April 26, 2019, May 29, 2019, June 26, 2019	July 15, 2019	0.0875	514,644
July 29, 2019	July 29, 2019 August 28, 2019, September 26, 2019	October 15, 2019	0.0875	564,699
October 29, 2019	October 29, 2019, November 26, 2019, December 29, 2019	January 15, 2020	0.0875	583,912
				$2,152,970

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

(1) The annual aggregate per share distribution was $1.02, $1.01, and $1.05 for the years ended December 31, 2021, 2020 and 2019, respectively.
The above distributions were funded, in part, through the reimbursement of certain operating expenses under the ESAs. The ESAs are designed to ensure no portion of the Company's distributions to stockholders will be paid from Offering proceeds, and will provide for expense reduction payments to the Company in any quarterly period in which the Company's cumulative distributions to stockholders exceeds the Company's cumulative ICTI and net realized gains.
On February 2, 2022, the Company and OFS Advisor entered into the Second Amended Expense Support Agreement under which OFS Advisor will be responsible for any future Expense Support Payments.
Note 11. Subsequent Events
On January 26, 2022, the Company's Board declared a distribution of $0.0846 per common share, payable on April 15, 2022, to stockholders of record on January 27, 2022.
On February 2, 2022, OFS Advisor and CIM Capital entered into the Termination Agreement pursuant to which the Sub-Advisory Agreement was terminated.
On February 2, 2022, the Company and OFS Advisor entered into the Second Amended Expense Support Agreement under which OFS Advisor will be responsible for any future Expense Support Payments.
On February 22, 2022, the Company commenced a tender offer pursuant to which it is offering to purchase up to 53,204 shares of its issued and outstanding common stock at a price equal to its net asset value per share on March 30, 2022.
On February 23, 2022, the Company's Board declared a distribution of $0.0846 per common share, payable on April 15, 2022, to stockholders of record on February 24, 2022.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management (with the supervision and participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act), occurred during the fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
Information regarding our board of directors is as follows:

Name	Age	Position	Director Since	Expiration of Term
Interested Director:
Bilal Rashid	51	Director, Chairman, President and Chief Executive Officer	2015	2021
Independent Directors:
Ashwin Ranganathan(1)	52	Director	2022	2023
Elaine Healy	59	Director	2021	2022
(1) On January 5, 2022, the Board, upon the recommendation of the Nominating and Corporate Governance Committee, voted to appoint Ashwin Ranganathan as the Class I director of the Board, chair of the Nominating and Corporate Governance Committee and a member of the Audit Committee, to fill the vacancy created by the retirement of Marc I. Abrams on January 4, 2022. Mr. Ranganathan was appointed to serve as a member of the Board until the 2023 annual meeting of stockholders, or until his successor is duly elected and qualified.
Executive Officers
Our executive officers hold their office until their successors are chosen and qualified, or until the earlier of the resignation or removal. Information regarding the Company’s executive officers who are not directors is as follows:

Name	Age	Position	Officer Since
Jeffrey A. Cerny	58	Chief Financial Officer and Treasurer	2016
Mukya S. Porter	47	Chief Compliance Officer	2017
Jeffery S. Owen	57	Chief Accounting Officer	2016
Tod K. Reichert	60	Corporate Secretary	2017
Biographical Information
The following is information concerning the business experience of our board of directors and executive officers. The directors have been divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in the 1940 Act.
Interested Director
Bilal Rashid is the Chairman of our board of directors, the Chief Executive Officer and President of the Company, and is the Chairman of the board of directors and the Chief Executive Officer of OFS Capital, Chairman of the board of trustees, President, and Chief Executive Officer of OFS Credit Company, Inc. (“OFS Credit”), a member of the board of directors of CIM Real Assets and Credit Fund (“RACR”), President and a Senior Managing Director of Orchard First Source Capital, Inc. (“OFSC”) and OFS Advisor, Chief Executive Officer at OFSAM and a member of the investment and executive committees of OFSAM and OFS Advisor. Prior to joining OFSC in 2008, Mr. Rashid was a managing director in the global markets and investment banking division at Merrill Lynch. Mr. Rashid has more than 25 years of experience investing as it relates to corporate credit and structured credit and corporate credit, investment banking and debt capital markets. Before joining Merrill Lynch in 2005, he was a vice president at Natixis Capital Markets, which he joined from Canadian Imperial Bank of Commerce (“CIBC”). Prior to CIBC, he worked as an investment analyst in the project finance area at the International Finance Corporation, which is part of the World Bank. Prior to that, Mr. Rashid was a financial analyst at Lehman Brothers. Mr. Rashid has a B.S. in Electrical Engineering from Carnegie Mellon University and an MBA from Columbia University. Through his years of work in investment banking, capital markets and in sourcing, leading and managing investments, Mr. Rashid has developed expertise and skills that are relevant to understanding the risks and opportunities that the Company faces and which are critical to implementing our strategic goals and evaluating our operational performance.
Independent Directors
Elaine E. Healy is a co-founder and Managing Partner of NexGen Venture Partners, LLC, dba Aura Wireless, a provider of wireless infrastructure technology. Prior to co-founding NexGen, Ms. Healy was a co-founder, president and chief operating officer of Accel Networks, LLC, a fixed cellular wireless broadband service provider founded in November 2002 and acquired in June 2015. Ms. Healy currently serves on the board of directors of OFS Capital. She is a senior executive with a broad investment background investing in operating companies ranging from start-ups to emerging growth to publicly traded entities and serving as a director of companies in a wide range of industries prior to becoming an entrepreneur. Throughout her career, she has participated in, or been responsible for, the periodic valuation of both debt and equity portfolios. Ms. Healy graduated from The Florida State University in 1984 with a Bachelor of Science in Finance. Ms. Healy has vast experience in the financial and operational aspects of complex businesses, and her skills gained through service as a president and chief operating officer is essential to our board of directors. She brings to our board of directors a unique perspective on a wide range of investment vehicles, including closed-end funds, SBICs, business development companies and both limited and general partnerships. Ms. Healy’s background has enabled her to cultivate an enhanced understanding of operations and strategy with an added layer of risk management experience that is an important aspect of the composition of our board of directors.
Ashwin Ranganathan Mr. Ranganathan is the founder and CEO of Sikander Capital, a multi-asset family office focused on equity, venture capital and real estate, which he founded in 2013. Prior to that, from 2005 until 2013, he was a partner and managing director at Tudor Capital, a $13 billion global multi-strategy hedge fund and a member of the board of directors of Tudor Capital Singapore. From 2001 to 2005, Mr. Ranganathan was a senior vice president and an equity partner at Oaktree Capital Management, a global asset management firm specializing in alternative investment strategies, where he served as head of the global emerging markets group. Mr. Ranganathan began his career at Goldman Sachs Asset Management in 1994, where he worked as a portfolio manager in the firm’s Hong Kong and New York offices. Mr. Ranganathan currently serves on the board of directors of RACR and OFS Capital. Mr. Ranganathan graduated from St. Stephens College, Delhi University in 1991 with a Bachelor in English Literature and Exeter College, Oxford University in 1994 with a Master in Philosophy, Politics and Economics. Mr. Ranganathan has vast experience in asset management and expertise in investments that qualify him for service on our board of directors. Mr. Ranganathan’s background has enabled him to cultivate an enhanced understanding of operations and strategy with an added layer of risk management experience that is an important aspect of the composition of our board of directors.
Executive Officers Who Are Not Directors
Jeffrey A. Cerny serves as the Chief Financial Officer and Treasurer of the Company and is a director, the Chief Financial Officer, and Treasurer of OFS Capital and OCCI. Mr. Cerny also serves as a Senior Managing Director of OFS Advisor and OFSC, as a Vice President of OFSAM, and as a member of various OFSAM, and OFSAM affiliate, investment committees. Mr. Cerny oversees the finance and accounting functions of the aforementioned entities as well as underwriting, credit monitoring and CLO portfolio compliance for OFS Advisor’s syndicated senior loan business. Prior to joining OFSC in 1999, Mr. Cerny held various positions at Sanwa Business Credit Corporation, American National Bank and Trust Company of Chicago and Charter Bank Group, a multi-bank holding company. Mr. Cerny holds a B.S. in Finance from Northern Illinois University, a Masters of Management in Finance and Economics from Northwestern University’s J.L. Kellogg School of Management, and a J.D. from DePaul University’s School of Law. Mr. Cerny brings extensive accounting and financial experience and expertise. He is also an experienced investor, including lending, structuring and workouts which makes him an asset to HPCI. The breadth of his background and experience enables Mr. Cerny to provide unique insight into our strategic process and into the management of our investment portfolio.
Mukya S. Porter serves as the Chief Compliance Officer of the Company and is the Chief Compliance Officer of OFS Capital, OCCI, RACR, OFSC, and OFS Advisor, in which capacity she oversees the compliance and risk management functions. Ms. Porter has over 10 years of experience advising investment advisers, investment banks and other financial institutions. Prior to joining OFSC, Ms. Porter served as a Senior Vice President of Compliance at Oaktree Capital Management, an alternative investment adviser from 2012 to 2016, where she was responsible for oversight of the firm’s code of ethics program and the day-to-day management of an affiliated limited-purpose broker dealer. Prior to Oaktree, Ms. Porter held the position of Vice President and Senior Compliance Officer at Pacific Investment Management Company, also known as

PIMCO, from 2010 to 2012 and prior to that, from 2004 to 2010, worked, first, as a Vice President in the Legal department at Morgan Stanley Global Wealth Management and, subsequently, as a Vice President of Compliance at Morgan Stanley Investment Management. Ms. Porter received a Bachelor of Science degree, magna cum laude, in Biology from Howard University in 1996 and a J.D. from the University of California, Berkeley School of Law in 2001.
Jeffery S. Owen serves as the Chief Accounting Officer of the Company and is the Chief Accounting Officer of OFS Capital and OCCI, and the Controller of OFS Advisor. Mr. Owen has over 30 years of experience in public and private accounting. Prior to joining OFSC in November of 2015, Mr. Owen served as Senior Vice President of Corporate Accounting for Northern Trust Corporation. Before joining Northern Trust Corporation in 2010, he held various positions at Aon Corporation, Web Street, Inc., CNA Financial Corporation, and Ernst & Young LLP, an international public accounting firm. Mr. Owen holds a Bachelor of Accountancy from the University of Oklahoma and a Masters of Business Administration from The University of Chicago Graduate School of Business. Mr. Owen is also a Certified Public Accountant and a CFA charterholder.
Tod K. Reichert currently serves as our Corporate Secretary and as the Corporate Secretary of OFS Capital and OCCI, and as Managing Director, Chief Administrative Officer and General Counsel of OFS Advisor, in which capacity he oversees the legal and operational functions of the firm. Mr. Reichert has over 25 years of experience as a strategic business partner, providing advice on general corporate governance and transactional matters, with a focus on securities laws, compliance, corporate finance, debt and equity investments, and mergers and acquisitions. Prior to joining OFS Advisor, Mr. Reichert served as General Counsel, Chief Compliance Officer and Corporate Secretary of MCG Capital Corporation (Nasdaq: MCGC), managing the legal and compliance departments, overseeing complex litigation, and providing securities law, disclosure and transactional advice to the Board of Directors and senior management team, while serving as a member of the MCG credit committee and SBIC investment committee. Prior to joining MCG, Mr. Reichert worked as an attorney in private practice in New York, Princeton and Boston. Mr. Reichert received his J.D. from the Rutgers University School of Law - Newark and his BFA from the University of North Carolina.
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
Audit Committee. The Audit Committee operates pursuant to a charter approved by our board of directors. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist our board of directors in selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefor), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The Audit Committee is composed of Mr. Ranganathan and Ms. Healy, both of whom are considered independent for purposes of the 1940 Act. Ms. Healy serves as the chair of the Audit Committee. Ms. Healy qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the Audit Committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of OFS Advisor as defined in Section 2(a) (19) of the 1940 Act.
A charter of the Audit Committee is available in print to any stockholder who requests it and it is also available on the Company’s website.
Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates pursuant to a charter approved by our board of directors. The charter sets forth the responsibilities of the Nominating and Corporate Governance Committee, including making nominations for the appointment or election of independent directors. The Nominating and Corporate Governance Committee consists of Mr. Ranganathan and Ms. Healy, both of whom are considered independent for purposes of the 1940 Act. Mr. Ranganathan serves as the chair of the Nominating and Corporate Governance Committee.

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
OFS Advisor capitalizes on the deal origination and sourcing, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of OFSC’s senior management. These managers have developed a broad network of contacts within the investment community, averaging over 20 years of experience investing in debt and equity securities of middle-market companies. In addition, these managers have gained extensive experience investing in assets that will constitute our primary focus and have expertise in investing across all levels of the capital structure of middle-market companies.
Former Sub-Adviser
Effective March 26, 2019, Evolv resigned as our sub-advisor, thereby terminating Evolv’s services under the Investment Sub-Advisory Agreement.
Sub-Adviser
Effective August 3, 2020, CIM Capital served as our sub-adviser pursuant to the Sub-Advisory Agreement. Pursuant to the terms of the Sub-Advisory Agreement, CIM Capital evaluated and advised us on private capital market strategy, including market trends and terms, provided financial and strategic planning advice and analysis, interpreted market demand for products, assisted in establishing our operational readiness and selecting and negotiating engagements with third-party service providers, and coordinated the dissemination of customary information to interested parties. Effective February 2, 2022, OFS Advisor and CIM Capital entered into an agreement to terminate the Sub-Advisory Agreement.

Investment Committees
The Advisor Investment Committees are responsible for the overall asset allocation decisions and the evaluation and approval of investments of OFS Advisor’s advisory clients.
The purpose of the Middle-Market Investment Committee is to evaluate and approve our prospective investments, subject at all times to the oversight of our board of directors. The Middle-Market Investment Committee, comprised of Richard Ressler (Chairman), Jeffrey A. Cerny, Kyde Sharp and Bilal Rashid, is responsible for the evaluation and approval of all debt and equity investments made by us.
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
Information regarding the Middle-Market Investment Committee is as follows:

Name	Age	Position
Richard S. Ressler	63	Chairman of OFSAM, Chairman of the Advisor Investment Committees
Jeffrey A. Cerny	58	Senior Managing Director of OFS Advisor
Bilal Rashid	51	Senior Managing Director of OFS Advisor
Kyde Sharp	45	Managing Director of OFS Advisor
Biographical information regarding members of the Middle-Market Investment Committee who are not directors or executive officers of the Company is as follows:
Richard S. Ressler is the founder and President of Orchard Capital Corporation (“Orchard Capital”), a firm through which Mr. Ressler oversees companies in which Orchard Capital or its affiliates invest. Through his affiliation with Orchard Capital, Mr. Ressler serves in various senior capacities with, among others, CIM Group, L.P. (together with its controlled affiliates, “CIM”), a community-focused real estate and infrastructure owner, operator, lender and developer, Orchard First Source Asset Management, LLC (together with its controlled affiliates, “OFSAM”), a full-service provider of capital and leveraged finance solutions to U.S. corporations, and OCV Management, LLC (“OCV”), an investor, owner and operator of technology companies. Mr. Ressler also serves as a board member for various public and private companies in which Orchard Capital or its affiliates invest, including as chairman of Ziff Davis, Inc. (Nasdaq: ZD) (f/k/a j2 Global, Inc.). Mr. Ressler served as Chairman and CEO of Ziff Davis, Inc. from 1997 to 2000 and, through an agreement with Orchard Capital, currently serves as its non-executive Chairman. In addition, he has also served as the Chief Executive Officer and President and as a director of CIM Real Estate Finance Trust, Inc. (“CMFT”), a non-listed REIT operated by an affiliate of CIM that invests primarily in net lease core real estate assets as well as real estate loans and other credit investments, since February 2018, and has served as the Chairman of its board of directors since August 2018. Mr. Ressler served as the Chief Executive Officer, President and a director of CIM Income NAV, Inc. (“CIM Income NAV”) from February 2018 to December 2021 and as the Chairman of the board of directors of CIM Income NAV and a member of nominating and corporate governance committee from August 2018 to December 2021 until CIM Income NAV’s merger with and into CMFT in December 2021. Mr. Ressler served as the Chief Executive Officer and President and as a director of Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) from February 2018 and as the chairman of its board of directors from August 2018 until CCIT III’s merger with and into CMFT in December 2020. Mr. Ressler also served as a director of Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) from January 2019 until CCIT II’s merger with Griffin Capital Essential Asset REIT, Inc. (“GCEAR”), on March 1, 2021, and as a director of Cole Credit Property Trust V (“CCPT V”) from January 2019 until October 2019.
Mr. Ressler co-founded CIM in 1994 and, through an agreement with Orchard Capital, chairs its Executive, Investment, Allocation, Real Asset Management Committees as well as Investment Committee/Credit Subcommittee (“ICCS”).

Mr. Ressler co-founded the predecessor of OFSAM in 2001 and, through an agreement with Orchard Capital, chairs its executive committee. Mr. Ressler co-founded OCV in 2016 and, through an agreement with Orchard Capital, chairs its executive committee. Prior to founding Orchard Capital, from 1988 until 1994, Mr. Ressler served as Vice Chairman of Brooke Group Limited, the predecessor of Vector Group, Ltd. (NYSE: VGR) and served in various executive capacities at such entity and its subsidiaries. Prior to Vector Group, Ltd., Mr. Ressler was with Drexel Burnham Lambert, Inc., where he focused on merger and acquisition transactions and the financing needs of middle-market companies. Mr. Ressler began his career in 1983 with Cravath, Swaine and Moore LLP, working on public offerings, private placements, and merger and acquisition transactions. Mr. Ressler holds a B.A. degree from Brown University, and J.D. and M.B.A. degrees from Columbia University. Mr. Ressler has in depth knowledge of CIM Urban’s business and operations and has extensive experience with, and knowledge of, business management and finance as a result of his experience with CIM, including as Co-Founder thereof.
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
Compensation of Directors
Our independent directors are entitled to receive annual cash retainer fees, determined based on our net assets as of the end of each fiscal quarter. In addition, our independent directors receive an additional annual fee for serving on one or more committees of our board of directors. Amounts payable under this arrangement are determined and paid quarterly in arrears as follows:

Net Asset Value	Annual Cash Retainer	Annual Committee Retainer (regardless of the number of committees the independent director serves on)
$0 to $50 million	$10,000	$2,500
$50 million to $100 million	$20,000	$2,500
Greater than $100 million	$30,000	$2,500
Compensation paid to our independent directors for the year ended December 31, 2021 was as follows:

Name	Total Compensation from Hancock Park Corporate Income, Inc.	Total Compensation from Fund Complex (3)
Marc Abrams	$12,500	$112,500
Elaine Healy	$12,500	$112,500
Ashwin Ranganathan(1)	$—	$—
Bilal Rashid (2)	$—	$—
Jeffrey A. Cerny (2)	$—	$—
Total	$25,000	$225,000
(1) On January 5, 2022, the Board, upon the recommendation of the Nominating and Corporate Governance Committee, voted to appoint Ashwin Ranganathan as the Class I director of the Board, chair of the Nominating and Corporate Governance Committee and a member of the Audit Committee, to fill the vacancy created by the retirement of Marc I. Abrams on January 4, 2022. Mr. Ranganathan was appointed to serve as a member of the Board until the 2023 annual meeting of stockholders, or until his successor is duly elected and qualified.

(2) No compensation is paid to directors who are "interested persons."
(3) The “Fund Complex” includes the Company, OFS Capital and OCCI.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The following table sets forth, as of March 14, 2022, the beneficial ownership of the nominee for director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 2,020,361 shares of common stock outstanding as of March 14, 2022.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon information furnished by the Company’s transfer agent and other information obtained from such persons, if available.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percentage of Class
Interested Director
Bilal Rashid	None	None
Independent Directors
Ashwin Ranganathan	None	None
Elaine E. Healy	None	None
Officers Who Are Not Directors
Jeffrey A. Cerny	None	None
Jeffery S. Owen	None	None
Mukya S. Porter	None	None
Tod K. Reichert	None	None
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
We entered into the Investment Advisory Agreement with OFS Advisor on July 15, 2016, pursuant to which we pay management fees and incentive fees to OFS Advisor. See “Item 1. Business–Investment Advisory Agreement,” and “Item 1. Business–Administration Agreement.” The Investment Advisory Agreement was approved by our Board on July 15, 2016, and became effective on August 30, 2016, when we satisfied the Minimum Offering Requirement. The Administration Agreement was approved by our board of directors on March 31, 2016, and became effective of July 15. 2016. The Investment Advisory Agreement and the Administration Agreement were each continued by our Board on April 1, 2021. Unless earlier terminated, the Investment Advisory Agreement and the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of our board of directors, including a majority of independent directors, or by the holders of a majority of our outstanding voting securities.
Relationship with OFS Advisor and Potential Conflicts of Interest
OFS Advisor and its affiliates manage other assets including those of other BDCs and registered investment companies, separately managed accounts, accounts for which OFS Advisor or its affiliates may serve as a sub-adviser and CLOs, and may manage other entities in the future, and these other funds and entities may have similar or overlapping investment strategies. Our executive officers, directors and members of the Middle-Market Investment Committee serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by OFS Advisor or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, OFS Advisor, currently serves as the investment adviser to OFS Capital, a publicly-traded BDC, that invests in senior secured loans of middle-market companies in the United States, similar to those we target for investment, including first-lien, second-lien and unitranche loans as well as subordinated loans and, to a lesser extent, warrants and other equity securities. OFS Advisor also serves as the investment adviser to OCCI, a closed-end management investment company that primarily invests in CLO debt and subordinated securities. Therefore, many investment opportunities will satisfy the investment criteria for both OFS Capital and us and, in certain instances, investment opportunities may be appropriate for OCCI and us. OFS Capital operates as a distinct and separate public company and any investment in our common stock will not be an investment in OFS Capital. In addition, our executive officers and one of our independent directors serve in substantially similar capacities for OFS Capital. Similarly, OFS Advisor and/or its affiliates may have other clients with, similar, different or competing investment objectives. In serving in these multiple capacities, our executive officers and directors, OFS Advisor and/or its affiliates, and members of the Middle-Market Investment Committee may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. As a result, we may not be given the opportunity to participate in certain investments made by investment funds, accounts or other investment vehicles managed by OFSAM and its other affiliates or by members of the Middle-Market Investment Committee. However, in order to fulfill its fiduciary duties to its clients, OFS Advisor intends to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with its allocation policy, investment objective and strategies so that we are not disadvantaged in relation to any other client. Furthermore, an affiliate of OFS Advisor owns $1 million of shares of our common stock. See “Item 1A. Risk Factors–We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients.”
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
We may co-invest on a concurrent basis with OFS Advisor and its affiliates, unless doing so is impermissible under existing regulatory guidance, applicable regulations and OFS Advisor’s allocation policy. The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received the Order from the SEC to permit us to co-invest in portfolio companies with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. The Order superseded a previous co-investment order we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. We are generally permitted to co-invest with Affiliated Funds if under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs with exemptive orders, through December 31, 2020, we were permitted, subject to the satisfaction of certain conditions, to co-invest in our existing portfolio companies with certain affiliates that are private funds, even if such other funds had not previously invested in such existing portfolio company. Without this order, such Affiliated Funds that are private funds would not be able to participate in such co-investments with us unless the Affiliated Funds had previously acquired securities of the portfolio company in a co-investment transaction with us. Although the conditional exemptive order expired on December 31, 2020, the SEC’s Division of Investment Management has indicated that until March 31, 2022, it will not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the conditional exemptive order, pursuant to the same terms and conditions described therein.
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
We entered into the ESAs, pursuant to which OFS Advisor and CIM Capital paid, and OFS Advisor will pay, to us a portion of our operating expenses for each quarter in which we declare a distribution to our stockholders. OFS Advisor will not be entitled to reimbursement if our distribution rate is lower than the distribution rate made at the time the expenses were reimbursed or if the other operating expense ratio at the time of reimbursement exceeds the expense ratio that was in effect at the time the expenses were reimbursed. For this purpose, “other operating expenses” means all of our operating expenses, excluding organizational and offering expenses, base management fees and incentive fees, distribution and stockholder servicing fees, financing fees and interest, and brokerage commissions and extraordinary expenses. In addition, all reimbursement payments shall be deemed to relate to the earliest unreimbursed expense payments made by the Advisors to us within three years prior to the last business day of the quarter in which such reimbursement payment obligation is incurred.
Effective February 2, 2022, we and OFS Advisor entered into the Second Amended Expense Support Agreement, agreed to and accepted by CIM Capital, for OFS Advisor to make Expense Support Payments. The Second Amended Expense Support Agreement may be terminated by OFS Advisor, without payment of any penalty, upon written notice to us. In addition, the Second Amended Expense Support Agreement will automatically terminate in the event of (i) our termination of the Investment Advisory Agreement, or (ii) our dissolution or liquidation. The expense reimbursement may not be made for the purpose or effect of increasing the amount of the incentive fee to be paid by us to OFS Advisor. OFS Advisor will not be entitled to reimbursement if our distribution rate is lower than the distribution rate made at the time the expenses were reimbursed or if the other operating expense ratio at the time of reimbursement exceeds the expense ratio that was in effect at the time the expenses were reimbursed.
Relationship with CIM Capital
On February 2, 2022, OFS Advisor and CIM Capital entered into an agreement to terminate the Sub-Advisory Agreement.
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

Indebtedness of Management
None.
Promoters and Certain Control Persons
OFS Advisor may be deemed to be a promoter of the Company. We have entered into the Investment Advisory Agreement with OFS Advisor. OFS Advisor, for its services to us, is entitled to receive management fees and incentive fees in addition to the reimbursement of certain expenses. In addition, under the Investment Advisory Agreement, we expect, to the extent permitted by applicable law and in the discretion of our board of directors, to indemnify OFS Advisor and certain of its affiliates. See “Item 1. Business–General.”
Item 14.    Principal Accountant Fees and Services
The following table presents fees incurred by the Company for the years ended December 31, 2021 and 2020 for professional services rendered by the Company’s principal accounting firm, KPMG LLP (“KPMG”), as well as audit fees paid to the Company's former principal accounting firm, BDO US, LLP, for the reissuance of their audit opinion.

	Year ended December 31,
	2021	2020
Audit Fees(1)	$297,566	$215,000
Audit-Related Fees	—	—
Tax Fees	51,467	49,730
All Other Fees	—	—
Total Fees	$349,033	$264,730
(1)    In addition, the Company incurred $20,000 of audit fees in each year from its former principal accounting firm, BDO USA, LLP. Such amounts are not included in the table above.
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
The Company’s Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent auditors for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment adviser and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which KPMG billed or has yet to bill the Company for the fiscal year ended December 31, 2021, were pre-approved by the Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
Documents Filed as Part of this Report
1.Financial Statements: See “Part II, Item 8. Financial Statements and Supplementary Data” of this report for a list of financial statements.
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

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
3.1	Articles of Incorporation	Form 10 (000-55552)	December 21, 2015

3.2	Form of Articles of Amendment and Restatement	Form 10 (000-55552)	February 8, 2016

3.3	First Amended and Restated Bylaws of Hancock Park Corporate Income, Inc.	8-K (814-001185)	August 24, 2017

4.1	Description of Securities			*

10.1	Form of Investment Advisory and Management Agreement	Form 10 (000-55552)	July 6, 2016

10.2	Form of Administration Agreement	Form 10 (000-55552)	June 6, 2016

10.3	Custody Agreement by and between the Registrant and U.S. Bank National Association	Form 10 (000-55552)	June 6, 2016

10.4	Form of Indemnification Agreement	Form 10 (000-55552)	February 8, 2016

10.5	Termination Agreement, dated as of February 2, 2022, by and between OFS Capital Management, LLC and CIM Capital IC Management, LLC	8-K (814-001185)	February 2, 2022

10.6
Second Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of February 2, 2022, by and between Hancock Park Corporate Income, Inc. and OFS Capital Management, LLC, and agreed to and accepted by CIM Capital IC Management, LLC
		8-K (814-001185)	February 2, 2022

10.7	Business Loan Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated September 12, 2018	8-K (814-001185)	September 13, 2018

10.8	Promissory Note between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated September 12, 2018	8-K (814-001185)	September 13, 2018

10.9	Business Loan Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated September 9, 2019	8-K (814-001185)	September 11, 2019

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
10.10	Change in Terms to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated September 9, 2019	8-K (814-001185)	September 11, 2019

10.11	Amendment One to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated February 17, 2021	8-K (814-001185)	February 19, 2021

10.12	Change in Terms to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated February 17, 2021	8-K (814-001185)	February 19, 2021

10.13	Change in Terms to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated November 15, 2021	8-K (814-001185)	November 18, 2021

10.14	Amendment Number One to Change in Terms Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank date November 23, 2021			*

10.15	Commercial Security Agreement among Hancock Park Corporate Income, Inc. and Pacific Western Bank dated September 9, 2019	8-K (814-001185)	September 11, 2019

10.16	Note Purchase Agreement dated November 27, 2019 by and between Hancock Park Corporate Income, Inc. and the Purchaser party thereto	8-K (814-001185)	December 2, 2019

10.17	Amendment to the Note Purchase Agreement by and between Hancock Park Corporate Income, Inc. and the Purchaser party thereto, dated September 23, 2021	8-K (814-001185)	September 24, 2021

11.1	Computation of earnings per share			+

14.1	Hancock Park Corporate Income, Inc. Code of Ethics	10-Q (814-001185)	November 12, 2021

14.2	Hancock Park Corporate Income, Inc. Code of Business Conduct	10-Q (814-01185)	November 13, 2017

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended			*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

*	Filed herewith.
+	Included in statement of operations contained in this report
†	Furnished herewith.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK PARK CORPORATE INCOME, INC.

Date: March 18, 2022	/s/ Bilal Rashid
Bilal Rashid Chief Executive Officer, President and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 18, 2022	/s/ Bilal Rashid
Bilal Rashid, President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 18, 2022	/s/ Ashwin Ranganathan
Ashwin Ranganathan, Director

Date: March 18, 2022	/s/ Elaine E. Healy
Elaine E. Healy, Director

Date: March 18, 2022	/s/ Jeffrey A. Cerny
Jeffrey A. Cerny, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 18, 2022	/s/ Jeffery S. Owen
Jeffery S. Owen, Chief Accounting Officer (Principal Accounting Officer)