Form 10-Q
period 2022-03-31
Hancock Park Corporate Income, Inc.
filed 2022-05-13
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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
Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 12, 2022 was 1,999,695.

HANCOCK PARK CORPORATE INCOME, INC.

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

Amended Expense Support Agreement	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of August 3, 2020, by and among the Company, OFS Advisor and CIM Capital
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
CCO	CCO Capital, LLC, a Delaware limited liability company, the Company's dealer manager and affiliate to the Company, OFS Advisor and CIM Capital
CIM Capital	CIM Capital IC Management, LLC, an affiliate of OFS Advisor
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Company	Hancock Park Corporate Income, Inc. and its consolidated subsidiaries
Contractual Issuer Expenses	Salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in offering and other contractually-defined activities
Dealer Manager Agreement	Broker dealer management agreement dated August 3, 2020 by and among the Company, OFS Advisor, International Assets Advisory, LLC and CCO, and amended and restated on February 2, 2022
EBITDA	Earnings before interest, taxes, depreciation, and amortization
ESAs	The Prior Expense Support Agreement, the Amended Expense Support Agreement and the Second Amended Expense Support Agreement
Exchange Act	Securities Exchange Act of 1934, as amended
Expense Support Agreement	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of August 3, 2020, by and among the Company, OFS Advisor and CIM Capital
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI-MB	HPCI-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code and generally holds the equity investments of the Company that are taxed as pass-through entities
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor, dated July 15, 2016
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate

Term	Explanation or Definition
NAV	Net asset value. NAV is calculated as consolidated total assets less consolidated total liabilities and can be expressed in the aggregate or on a per share basis
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock
OFS Advisor	OFS Capital Management, LLC, a wholly-owned subsidiary of OFSAM and registered investment advisor under the Advisers Act
OFS Capital	OFS Capital Corporation, a Delaware corporation and publicly-traded BDC for whom OFS Advisor serves as investment advisor
OFS Services	OFS Capital Services, LLC, a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Notes
Prime Rate	United States Prime interest rate
Prior Expense Support Agreement	Expense Support and Conditional Reimbursement Agreement dated July 15, 2016, between the Company and OFS Advisor
PWB Credit Facility	Senior secured revolving credit facility between the Company and Pacific Western Bank, as lender
RIC	Regulated investment company under the Code
SEC	United States Securities and Exchange Commission
Second Amended Expense Support Agreement	Second Amended and Restated Expense Support and Conditional Reimbursement Agreement dated February 2, 2022, between the Company and OFS Advisor, agreed to and accepted by CIM Capital
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Structured Finance Notes	CLO mezzanine debt, CLO subordinated debt, CLO loan accumulation facility positions and other CLO related investments
Sub-Advisory Agreement	Sub-Advisory Agreement dated as of August 3, 2020, by and between OFS Advisor and CIM Capital, which was terminated on February 2, 2022
Transaction Price	The price in an arm's length transaction involving the same security
Unsecured Note	An agreement, as amended, with the HCM Master Fund Limited, an exempted company incorporated with limited liability under the laws of the Cayman Island in which the Company sold in a private placement an unsecured note in an aggregate principal amount of $15,000,000

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
•interest rate volatility, including the transition from LIBOR to one or more alternative reference rate(s); the related potential disputes between market participants regarding the interpretation and enforceability of provisions related to the economic floors in our LIBOR-based investments (or lack thereof), which may result in a loss or degradation of floor protection;
•the general economy and its impact on the industries in which we invest;
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the COVID-19 pandemic; the economic impact of the pandemic; the effect of the COVID-19 pandemic on our business, financial condition, results of operations and fair value of our portfolio investments;
•the impact of the ongoing conflict between Russia and Ukraine;
•the belief that we have sufficient levels of liquidity to support our existing portfolio companies and deploy capital in new investment opportunities;
•the fluctuation of the fair value of our investments due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value; and
•the effect of new or modified laws or regulations governing our operations.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 18, 2022, and in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities

	March 31, 2022	December 31, 2021
	(unaudited)
Assets:
Non-control/non-affiliate investments (amortized cost of $48,290,849 and $43,400,387 respectively)	$48,309,908	$43,608,569
Cash	602,580	3,246,987
Interest receivable	232,942	201,153
Receivable for investments sold	—	1,612,224
Subscriptions receivable	82,800	—
Prepaid expenses and other assets	17,375	23,133
Total assets	$49,245,605	$48,692,066

Liabilities:
Revolving line of credit	$5,115,000	$5,425,000
Unsecured note (net of discount and deferred debt issuance costs of $339,205 and $357,377, respectively)	14,660,795	14,642,623
Payable for investments purchased	1,915,808	—
Due to advisor and affiliates (see Note 3)	547,738	642,836
Accrued professional fees	223,027	234,538
Payable for repurchase of common stock	687,396	696,390
Distributions payable	508,267	520,126
Other liabilities	321,341	286,130
Total liabilities	23,979,372	22,447,643

Commitments and contingencies (see Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized, 1,967,157 and 2,020,361 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively; 6,311 and -0- shares subscribed as of March 31, 2022 and December 31, 2021, respectively	1,973	2,020
Paid-in capital in excess of par	26,149,015	26,754,914
Total distributable earnings (losses)	(884,755)	(512,511)
Total net assets	25,266,233	26,244,423

Total liabilities and net assets	$49,245,605	$48,692,066

Number of shares outstanding and subscribed	1,973,468	2,020,361
Net asset value per share	$12.80	$12.99

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2022	2021
Investment income
Interest income	$1,077,852	$1,230,931
Fee income	33,059	34,319
Total investment income	1,110,911	1,265,250

Operating expenses
Interest expense	277,889	307,950
Management fees	147,013	141,168
Incentive fees	—	68,764
Administrative fees	227,717	186,389
Professional fees	161,530	201,145
Transfer agent fees	28,650	24,917
Other expenses	46,495	34,101
Amortization of deferred offering costs	14,174	42,428
Contractual issuer expenses	1,050	—
Total operating expenses	904,518	1,006,862
Less: Expense limitations under agreements with advisers (see Note 3)	(148,250)	(291,728)
Net operating expenses	756,268	715,134

Net investment income	354,643	550,116

Net realized and unrealized gain (loss) on investments
Net realized gain on investments	1,962	1,619
Income tax expense from realized gains on investments	(31,000)	—
Net unrealized appreciation (depreciation) on investments	(189,124)	248,422
Deferred tax expense on investments net unrealized appreciation/depreciation	(1,808)	(5,759)
Net gain (loss) on investments	(219,970)	244,282

Net increase in net assets resulting from operations	$134,673	$794,398

Net investment income per common share – basic and diluted	$0.18	$0.25
Net increase in net assets resulting from operations per common share – basic and diluted	$0.07	$0.36
Distributions declared per common share	$0.25	$0.25
Basic and diluted weighted average shares outstanding and subscribed	2,018,136	2,187,362

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at December 31, 2020	2,178,920	$2,179	$29,042,554	$(1,602,858)	$27,441,875
Net investment income	—	—	—	550,116	550,116
Net realized gain on investments	—	—	—	1,619	1,619
Net unrealized appreciation on investments, net of taxes	—	—	—	242,663	242,663
Tax reclassifications of permanent differences	—	—	(4,500)	4,500	—
Common stock issued	21,707	21	281,879	—	281,900
Distributions to stockholders	—	—	—	(554,847)	(554,847)
Net increase for the three month period ended March 31, 2021	21,707	21	277,379	244,051	521,451
Balances at March 31, 2021	2,200,627	$2,200	$29,319,933	$(1,358,807)	$27,963,326

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at December 31, 2021	2,020,361	$2,020	$26,754,914	$(512,511)	$26,244,423
Net investment income	—	—	—	354,643	354,643
Net realized loss on investments, net of taxes	—	—	—	(29,038)	(29,038)
Net unrealized depreciation on investments, net of taxes	—	—	—	(190,932)	(190,932)
Tax reclassifications of permanent differences	—	—	(1,350)	1,350	—
Common stock subscribed	6,311	6	82,794	—	82,800
Repurchase of common stock	(53,204)	(53)	(687,343)	—	(687,396)
Distributions to stockholders	—	—	—	(508,267)	(508,267)
Net decrease for the three month period ended March 31, 2022	(46,893)	(47)	(605,899)	(372,244)	(978,190)
Balances at March 31, 2022	1,973,468	$1,973	$26,149,015	$(884,755)	$25,266,233

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net increase in net assets resulting from operations	$134,673	$794,398
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments, net of taxes	190,932	(242,663)
Net realized gain on investments	(1,962)	(1,619)
Income tax expense from realized gains on investments	31,000	—
Amortization of Net Loan Fees on investments	(54,741)	(161,871)
Amendment fees collected	6,024	—
Amortization of deferred debt issuance costs	18,172	18,034
Accretion of interest income on Structured Finance Notes	(211,594)	(107,037)
Paid-in-kind interest income	(4,520)	(40,509)
Purchase of portfolio investments	(6,205,171)	(9,183,948)
Proceeds from principal payments on portfolio investments	1,341,968	10,490,330
Sale or redemption of portfolio investments	—	105,757
Proceeds from distributions received from Structured Finance Notes	243,007	—
Changes in operating assets and liabilities:
Interest receivable	(31,789)	13,128
Due from sub-adviser	—	49,080
Due to advisor and affiliates	(95,098)	47,677
Receivable for investment sold	1,612,224	—
Payable for investments purchased	1,915,808	4,088,383
Other assets and liabilities	(6,824)	20,378
Net cash provided by (used in) operating activities	(1,117,891)	5,889,518

Cash flows from financing activities
Net proceeds from issuance of common stock	—	281,900
Distributions paid to stockholders	(520,126)	(549,197)
Borrowings under revolving line of credit	2,950,000	—
Repayments under revolving line of credit	(3,260,000)	(4,150,000)
Repurchase of common stock	(696,390)	(700,935)
Payment of debt issuance costs	—	(10,000)
Net cash used in financing activities	(1,526,516)	(5,128,232)

Net increase (decrease) in cash	(2,644,407)	761,286
Cash at beginning of period	3,246,987	3,012,833
Cash at end of period	$602,580	$3,774,119

Supplemental disclosure of cash flow information and noncash financing activities:
Amortization of deferred offering costs limited by investment advisor (see Note 3)	$14,174	$42,428
Cash paid for interest	259,312	290,206
Subscription receivable	82,800	—

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2022

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		7.51%	(L +6.50%)	12/19/2019	8/20/2025	$5,269,938	$5,200,611	$5,249,867	20.8%

Astro One Acquisition Corporation	Other Miscellaneous Nondurable Goods Merchant Wholesalers
Senior Secured Loan		9.51%	(L +8.50%)	1/31/2022	9/14/2029	1,000,000	881,394	881,394	3.5

Atlantis Holding, LLC	Electronics and Appliance Stores
Senior Secured Loan		7.55%	(L +7.25%)	3/29/2022	3/29/2029	1,684,211	1,621,579	1,621,579	6.4

Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
Senior Secured Loan (Delayed Draw) (5) (12)		7.50%	(SOFR +6.50%)	2/25/2022	2/25/2027	129,032	119,224	119,224	0.5
Senior Secured Loan (Revolver) (12)		n/m (5)	(SOFR +6.50%)	2/25/2022	2/25/2027	—	(1,266)	(1,266)	—
Common Equity (129 Class A units) (7) (13)				2/25/2022			129,032	129,032	0.5
						129,032	246,990	246,990	1.0
BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		9.51%	(L +8.50%)	6/10/2021	6/11/2028	1,325,758	1,308,089	1,339,015	5.3
Senior Secured Loan (Delayed Draw) (12)		9.50%	(L +8.50%)	6/10/2021	6/11/2028	247,478	237,216	255,107	1.0
						1,573,236	1,545,305	1,594,122	6.3
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 units) (7)				3/27/2020			46,403	1,920	—

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		7.50%	(L +6.75%)	9/28/2018	3/30/2029	1,499,955	1,496,368	1,514,955	6.0

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2022

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets

Dessert Holdings	Ice Cream and Frozen Dessert Manufacturing
Senior Secured Loan		6.50%	(Prime +3.00%)	2/2/2022	6/10/2028	$107,002	$106,477	$106,477	0.4%
Senior Secured Loan		8.26	(L +7.25%)	2/2/2022	6/8/2029	833,333	819,159	819,159	3.2
						940,335	925,636	925,636	3.6
DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)				3/8/2018			115,154	124,000	0.5

Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (2)		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	485,776	484,730	469,308	1.9
Common Equity (3,750 units) (7)				7/13/2017			37,500	12,624	—
						485,776	522,230	481,932	1.9
Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Senior Secured Loan		8.95%	(L +8.50%)	4/8/2021	6/26/2026	1,322,722	1,185,031	1,283,305	5.1

Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	9/30/2025	1,000,000	985,117	949,700	3.8

Honor HN Buyer Inc	Services for the Elderly and Persons with Disabilities
Senior Secured Loan		7.01%	(L +6.00%)	10/15/2021	10/15/2027	858,482	842,635	840,454	3.3
Senior Secured Loan (Delayed Draw) (12)		7.01%	(L +6.00%)	10/15/2021	10/15/2027	185,733	178,919	174,395	0.7
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +6.00%)	10/15/2021	10/15/2027	—	(1,828)	(2,079)	—
						1,044,215	1,019,726	1,012,770	4.0
Idera	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		7.50%	(L +6.75%)	1/27/2022	3/2/2029	1,000,000	1,000,000	1,000,000	4.0

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2022

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan (2)		8.00% cash / 1.00% PIK	(L +9.00%)	10/1/2018	10/1/2024	$1,017,348	$998,113	$1,017,348	4.0%
Senior Secured Loan (Revolver) (12)		8.00%	(L +7.00%)	10/1/2018	10/1/2024	31,250	30,468	31,250	0.1
						1,048,598	1,028,581	1,048,598	4.1
KNS Acquisition Corp. (9)	Electronic Shopping and Mail-Order Houses
Senior Secured Loan		7.26%	(L +6.25%)	7/26/2021	4/21/2027	987,500	985,205	967,503	3.8

Milrose Consultants, LLC	Administrative Management and General Management Consulting Services
Senior Secured Loan		7.51%	(L +6.50%)	7/16/2019	7/16/2025	3,879,452	3,879,452	3,822,692	15.1
Senior Secured Loan (Revolver) (12)		7.51%	(L +6.50%)	12/14/2021	7/16/2025	82,696	81,432	78,663	0.3
						3,962,148	3,960,884	3,901,355	15.4
One GI LLC (12)	Offices of Other Holding Companies
Senior Secured Loan (Delayed Draw)		7.75%	(L +6.75%)	12/13/2021	12/22/2025	872,813	856,534	851,939	3.4
Senior Secured Loan (Delayed Draw)		n/m (5)	(L +6.75%)	12/13/2021	12/13/2023	—	(3,899)	(10,961)	—
Senior Secured Loan (Revolver)		n/m (5)	(L +6.75%)	12/13/2021	12/22/2025	—	(3,086)	(3,986)	—
						872,813	849,549	836,992	3.4
Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		9.75% cash / 1.00% PIK	(L +9.75%)	3/23/2018	3/24/2025	211,765	210,919	215,471	0.9

RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 units) (7) (13)				1/17/2018			88,917	156,840	0.6

RSA Security	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		8.50%	(L +7.75%)	4/16/2021	4/27/2029	1,000,000	988,439	958,404	3.8

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2022

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
RumbleOn, Inc. (11)	Other Industrial Machinery Manufacturing
Senior Secured Loan		9.25%	(L +8.25%)	8/31/2021	8/31/2026	$1,044,750	$991,445	$994,232	3.9%
Senior Secured Loan (Delayed Draw) (12)		9.25%	(L +8.25%)	8/31/2021	2/23/2023	316,083	312,391	294,362	1.2
Warrants (warrants to purchase up to $150,000 in stock) (7)				8/31/2021	2/28/2023 (18)		50,082	40,857	0.2
						1,360,833	1,353,918	1,329,451	5.3
SourceHOV Tax, Inc.	Other Accounting Services
Senior Secured Loan		7.50%	(L +6.50%)	3/16/2020	3/17/2025	3,525,000	3,498,613	3,525,000	14.0
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +6.50%)	5/17/2021	3/17/2025	—	(2,474)	—	—
						3,525,000	3,496,139	3,525,000	14.0
Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,)	Child Day Care Services
Senior Secured Loan		9.26%	(L +8.25%)	7/26/2018	7/30/2026	1,241,800	1,217,389	1,155,205	4.6

SS Acquisition, LLC	Sports and Recreation Instruction
Senior Secured Loan (6)		7.88%	(L +6.88%)	12/30/2021	12/30/2026	625,000	619,065	615,419	2.4
Senior Secured Loan (Delayed Draw) (12)		n/m (5)	(L +6.88%)	12/30/2021	12/30/2026	—	—	(5,749)	—
						625,000	619,065	609,670	2.4
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		9.00%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,593,199	1,593,220	6.3

The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		8.00%	(L +7.00%)	12/21/2021	12/22/2024	1,166,666	1,166,666	1,169,447	4.6
Senior Secured Loan (Revolver) (12)		8.00%	(L +7.00%)	12/21/2021	12/22/2024	66,667	63,640	66,667	0.3
						1,233,333	1,230,306	1,236,114	4.9
Thryv, Inc. (9)	Directory and Mailing List Publishers
Senior Secured Loan		9.50%	(L +8.50%)	2/18/2021	3/1/2026	991,702	971,096	995,267	3.9

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2022

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
Senior Secured Loan		7.00%	(L +6.00%)	10/14/2021	10/14/2026	$1,339,025	$1,332,920	$1,354,625	5.4%
Senior Secured Loan (Revolver) (12)		7.45%	(L +6.00%)	10/14/2021	10/14/2026	88,235	87,234	88,235	0.3
						1,427,260	1,420,154	1,442,860	5.7
TruGreen Limited Partnership	Landscaping Services
Senior Secured Loan		9.46%	(L +8.50%)	5/13/2021	11/2/2028	1,500,000	1,541,632	1,530,000	6.1

Total Debt and Equity Investments						$38,530,392	$38,346,936	$38,390,120	152.1%

Structured Finance Note Investments (11)
Subordinated Notes, Mezzanine Debt and Other CLO-Related Investment (14)
Apex Credit CLO 2020 Ltd.
Subordinated Notes (15) (16)		10.55%		11/16/2020	10/20/2031	$3,650,000	$3,051,147	$3,039,172	12.0%

Apex Credit CLO 2021 Ltd
Subordinated Notes (15) (16)		13.29%		5/28/2021	7/18/2034	1,480,000	1,222,819	1,129,159	4.5

CLO other (10)							30,586	30,586	0.1

Elevation CLO 2021-14 Ltd
Subordinated Notes (15) (16)		16.05%		9/21/2021	10/20/2034	1,750,000	1,522,833	1,522,433	6.0

Elevation CLO 2021-15, Ltd.
Subordinated Notes (15) (16)		16.91%		12/6/2021	1/5/2035	1,250,000	917,229	917,229	3.6

Monroe Capital MML CLO X, LTD.
Mezzanine debt - Class E		9.33%	(L +8.85%)	8/7/2020	8/20/2031	1,000,000	952,491	990,276	3.9

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2022

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Regatta II Funding
Mezzanine debt - Class DR2		7.19%	(L +6.95%)	6/5/2020	1/15/2029	$800,000	$746,808	$790,933	3.1%

Total Subordinated Notes, Mezzanine Debt and Other CLO-Related Investment						9,930,000	8,443,913	8,419,788	33.2

Loan Accumulation Facilities
Apex Credit CLO 2021-II Ltd (11) (17)
Loan accumulation facility		13.50%		7/14/2021	7/14/2022	$1,500,000	$1,500,000	$1,500,000	5.9%

Total Structured Finance Note Investments						$11,430,000	$9,943,913	$9,919,788	39.1%

Total Investments						$49,960,392	$48,290,849	$48,309,908	191.2%
(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as "restricted securities" as such term is defined under Rule 6-03(f) of Regulation S-X or Rule 144 of the Securities Act.
(2)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of March 31, 2022:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.00%	13.00% or 12.00%	1.00%
Inergex Holdings, LLC	Senior Loan	0% or 1.00%	9.01% to 8.01%	1.00%

(3)A vast majority of the debt investments bear interest at rates determined by reference to LIBOR (L) and which are reset monthly or quarterly. For all variable-rate investments, the schedule presents the spread over LIBOR and the interest rate as of March 31, 2022. All investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(4)Unless otherwise noted with footnote 9, fair value was determined using significant unobservable inputs for all of the Company's investments and are considered Level 3 under GAAP. See Note 5 for further details.
(5)Not meaningful as there is no outstanding balance on the revolver or delayed draw. The Company earns unfunded commitment fees on undrawn revolving lines of credit balances, which are reported in fee income. The Company considers undrawn amounts in the determination of fair value.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2022
(6)The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of March 31, 2022:

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
(11) Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of March 31, 2022, approximately 77% of the Company's assets were qualifying assets.
(12) Subject to unfunded commitments. See Note 6.
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
(16) CLO subordinated debt positions are entitled to recurring distributions which are generally equal to the residual cash flow of payments received on underlying securities less contractual payments to debt holders and fund expenses.
(17) Loan accumulation facilities are financing structures intended to aggregate loans that may be used to form the basis of a CLO vehicle. Reported yields represent an estimated yield. Income notes associated with loan accumulation facilities generally pay returns equal to the actual income earned on facility assets less costs of senior financing and manager costs. As of March 31, 2022, the fair value of loan accumulation facilities were determined by reference to Transaction Price as an approximation of fair value.
(18) Represents expiration date of the warrants.

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2021

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		8.25%	(L +7.25%)	12/19/2019	8/20/2025	$5,283,346	$5,208,742	$5,219,347	19.8%

Ball Metalpack	Metal Can Manufacturing
Senior Secured Loan		9.75%	(L +8.75%)	6/8/2021	7/31/2026	1,083,333	1,071,677	1,083,333	4.1

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		9.50%	(L +8.50%)	6/10/2021	6/11/2028	1,325,758	1,307,386	1,352,273	5.2
Senior Secured Loan (Delayed Draw) (12)		n/m (5)	(L +8.50%)	6/10/2021	6/11/2028	—	(10,670)	15,258	0.1
						1,325,758	1,296,716	1,367,531	5.3
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 Common shares) (7)				3/27/2020			46,403	1,944	—

Convergint Technologies	Security Systems Services (except Locksmiths)
Senior Secured Loan		7.50%	(L +6.75%)	9/28/2018	3/30/2029	1,499,955	1,490,779	1,514,955	5.8

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)				3/8/2018			115,154	131,047	0.5

Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (2)		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	484,565	483,191	476,279	1.8
Common Equity (3,750 Class A units) (7)				7/13/2017			37,500	15,388	0.1
						484,565	520,691	491,667	1.9
Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Senior Secured Loan		8.60%	(L +8.50%)	4/8/2021	6/26/2026	1,000,000	884,448	984,583	3.8

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2021

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	9/30/2025	$1,000,000	$984,075	$1,000,000	3.8%

Honor HN Buyer Inc	Services for the Elderly and Persons with Disabilities
Senior Secured Loan		7.00%	(L +6.00%)	10/15/2021	10/15/2027	860,634	844,037	844,037	3.2
Senior Secured Loan (Delayed Draw) (12)		n/m (5)	(L +6.00%)	10/15/2021	10/15/2027	—	(5,210)	(5,210)	—
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +6.00%)	10/15/2021	10/15/2027	—	(1,910)	(1,910)	—
						860,634	836,917	836,917	3.2
Inergex Holdings	Other Computer Related Services
Senior Secured Loan		8.00% cash / 1.00% PIK	(L +8.00%)	10/1/2018	10/1/2024	1,017,348	1,002,203	1,017,348	3.9
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +7.00%)	10/1/2018	10/1/2024	—	(859)	—	—
						1,017,348	1,001,344	1,017,348	3.9
KNS Acquisition Corp.	Electronic Shopping and Mail-Order Houses
Senior Secured Loan		7.00%	(L +6.25%)	7/26/2021	4/21/2027	993,750	991,328	981,443	3.7

Milrose Consultants, LLC	Administrative Management and General Management Consulting Services
Senior Secured Loan (6)		7.50%	(L +6.50%)	7/16/2019	7/16/2025	3,889,306	3,889,108	3,830,306	14.6
Senior Secured Loan (Revolver) (12)		7.50%	(L +6.50%)	12/14/2021	7/16/2025	110,262	108,902	106,080	0.4
						3,999,568	3,998,010	3,936,386	15.0
One GI LLC (12)	Offices of Other Holding Companies
Senior Secured Loan (Delayed Draw)		7.75%	(L +6.75%)	12/13/2021	3/13/2022	636,364	623,437	623,437	2.4
Senior Secured Loan (Delayed Draw)		n/m (5)	(L +6.75%)	12/13/2021	12/13/2023	—	(4,464)	(4,464)	—
Senior Secured Loan (Revolver)		n/m (5)	(L +6.75%)	12/13/2021	12/22/2025	—	(3,290)	(3,290)	—
						636,364	615,683	615,683	2.4
Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		9.75% cash / 1.00% PIK	(L +9.75%)	3/23/2018	3/24/2025	325,286	323,853	325,936	1.2

RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 Class A units) (7) (13)				1/17/2018			88,917	143,361	0.5

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2021

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
RSA Security	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		8.50%	(L +7.75%)	4/16/2021	4/27/2029	$1,000,000	$988,036	$948,971	3.6%

RumbleOn, Inc. (11)	Other Industrial Machinery Manufacturing
Senior Secured Loan		9.25%	(L +8.25%)	8/31/2021	8/31/2026	1,047,375	990,955	1,001,436	3.8
Senior Secured Loan (Delayed Draw) (12)		n/m (5)	(L +8.25%)	8/31/2021	2/23/2023	—	(4,435)	(19,737)	(0.1)
Warrants (warrants to purchase up to $150,000 in common stock) (7)				8/31/2021	2/28/2023 (18)	—	50,082	68,480	0.3
						1,047,375	1,036,602	1,050,179	4.0
SourceHOV Tax, Inc.	Other Accounting Services
Senior Secured Loan		7.50%	(L +6.50%)	3/16/2020	3/16/2025	3,533,902	3,505,318	3,558,423	13.6
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +6.50%)	5/17/2021	3/17/2025	—	(2,680)	—	—
						3,533,902	3,502,638	3,558,423	13.6
Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,)	Child Day Care Services
Senior Secured Loan		8.47%	(L +8.25%)	7/26/2018	7/30/2026	1,241,800	1,215,994	1,148,024	4.4

SS Acquisition, LLC	Sports and Recreation Instruction
Senior Secured Loan (6)		7.88%	(L +6.88%)	12/30/2021	12/30/2026	625,000	618,757	618,757	2.4
Senior Secured Loan (Delayed Draw) (12)		n/m (5)	(L +6.88%)	12/30/2021	12/30/2026	—	—	—	—
						625,000	618,757	618,757	2.4
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		9.00%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,592,716	1,593,220	6.1

The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		8.00%	(L +7.00%)	12/21/2021	12/22/2024	1,166,666	1,166,666	1,170,163	4.5
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +7.00%)	12/21/2021	12/22/2024	—	(3,300)	999	—
						1,166,666	1,163,366	1,171,162	4.5
Thryv (9)	Directory and Mailing List Publishers
Senior Secured Loan		9.50%	(L +8.50%)	2/18/2021	3/1/2026	1,024,790	1,002,156	1,042,724	4.0

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2021

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
Senior Secured Loan		7.00%	(L +6.00%)	10/14/2021	10/14/2026	$1,276,213	$1,270,252	$1,270,108	4.8%
Senior Secured Loan (Revolver) (12)		7.00%	(L +6.00%)	10/14/2021	10/14/2026	30,882	29,827	29,827	0.1
						1,307,095	1,300,079	1,299,935	4.9
TruGreen Limited Partnership	Landscaping Services
Senior Secured Loan		9.25%	(L +8.50%)	5/13/2021	11/2/2028	1,500,000	1,543,189	1,530,000	5.8

Total Debt and Equity Investments						$33,549,755	$33,438,270	$33,612,876	128.2%

Structured Finance Note Investments (11)
Subordinated Notes, Mezzanine Debt and Other CLO-Related Investment (11) (14)
Apex Credit CLO 2020
Subordinated Notes (15) (16)		10.20%		11/16/2020	10/20/2031	$3,650,000	$3,062,414	$2,994,574	11.4%

Apex Credit CLO 2021 Ltd
Subordinated Notes (15) (16)		14.53%		5/28/2021	7/18/2034	1,480,000	1,337,198	1,276,223	4.9

CLO other (10)							29,245	29,245	0.1

Elevation CLO 2021-14 Ltd
Subordinated Notes (15) (16)		16.05%		9/21/2021	10/20/2034	1,750,000	1,466,388	1,527,640	5.8

Elevation CLO 2021-15, Ltd.
Subordinated Notes (15) (16)		16.91%		12/6/2021	1/5/2035	1,250,000	880,784	877,005	3.3

Monroe Capital MML CLO X, LTD.
Mezzanine debt - Class E		10.92%	(L +8.85%)	8/7/2020	8/20/2031	1,000,000	949,466	995,846	3.8

Regatta II Funding
Mezzanine debt - Class DR2		13.42%	(L +6.95%)	6/5/2020	1/15/2029	800,000	736,622	795,160	3.0

Total Subordinated Notes, Mezzanine Debt and Other CLO-Related Investment						$9,930,000	$8,462,117	$8,495,693	32.3%

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2021

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets

Loan Accumulation Facilities
APEX Credit CLO 2021-II Ltd (11) (17)
Loan accumulation facility		13.50%		7/14/2021	7/14/2022	$1,500,000	$1,500,000	$1,500,000	5.7%

Total Structured Finance Note Investments						$11,430,000	$9,962,117	$9,995,693	38.0%

Total Investments						$44,979,755	$43,400,387	$43,608,569	166.2%

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
December 31, 2021
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 1. Organization
The Company is a Maryland corporation formed on December 8, 2015 as an externally managed, non-diversified, closed-end investment company. The Company has elected to be regulated as a BDC and as a RIC under Subchapter M of the Code.
The Company’s objective is to provide stockholders with current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments primarily in middle-market companies located principally in the United States. In addition, the Company may make investments in Structured Finance Notes. OFS Advisor, an affiliate of the Company and a registered investment adviser, manages the day-to-day operations of, and provides investment advisory services to, the Company.
In addition, OFS Advisor serves as the investment adviser to OFS Capital, a publicly traded BDC with an investment strategy similar to that of the Company. OFS Advisor also serves as the investment adviser to OCCI, a non-diversified, externally managed, closed-end management investment company that is registered as an investment company under the 1940 Act and primarily invests in Structured Finance Notes. Additionally, OFS Advisor serves as the collateral manager to CLOs, adviser to separately-managed accounts and sub-adviser to investment companies managed by an affiliate. From August 3, 2020 through February 1, 2022, CIM Capital, an affiliate of the Company, OFS Advisor and CCO, and a registered investment adviser, served as the Company's sub-adviser.
The Company intends to raise up to $200,000,000 through offering shares of its common stock to investors in a continuous offering in reliance on exemptions from the registration requirements of the Securities Act. Through August 3, 2020, the Company and OFS Advisor were party to a dealer manager agreement (the “Prior Dealer Management Agreement”) with International Asset Advisory, LLC (“IAA”). Placement activities were conducted by IAA and participating broker dealers who solicited subscriptions to purchase shares of the Company’s common stock.
On August 3, 2020, the Prior Dealer Manager Agreement was amended and restated to include CCO as an additional dealer manager for the Offering. From August 3, 2020 through August 31, 2020, CCO and IAA served as “co-dealer managers” and, effective September 1, 2020, IAA assigned and transferred all of IAA’s rights, obligations, interests and benefits under the Dealer Manager Agreement to CCO. On February 2, 2022, the Company amended the Dealer Manager Agreement to, among other things, remove IAA as a dealer manager in the Offering.
The Company may make investments through HPCI-MB, a wholly owned and consolidated subsidiary taxed under subchapter C of the Code that generally holds the Company's equity investments in portfolio companies that are taxed as pass-through entities.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of presentation: The accompanying interim financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to ASC Topic 946, Financial Services–Investment Companies, the requirements for reporting on Form 10-Q, and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation as of and for the periods presented. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation and the accompanying notes thereto. These financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10 K for the year ended December 31, 2021, filed on March 18, 2022. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
Significant Accounting Policies: The following information supplements the description of significant accounting policies contained in Note 2 to the Company's financial statements included in the Company's Annual Report on Form 10 K for the year ended December 31, 2021.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

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
OFS Advisor receives fees for providing services to the Company, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.25% and based on the average value of the Company’s total assets (other than cash, but including assets purchased with borrowed amounts and assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter.
The incentive fee has two parts. The first part of the incentive fee (“Income Incentive Fee”) is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination and sourcing, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as OID, debt instruments with PIK interest, equity investments with accruing or PIK dividend and zero coupon securities), accrued income that the Company has not yet received in cash.
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
The second part of the incentive fee (the “Capital Gain Fee”) will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and will equal 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation at the end of such year, less all previous amounts paid in respect of the Capital Gain Fee. Since inception through December 31, 2021, the Company has not made a Capital Gain Fee payment.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The Company accrues the Capital Gain Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gains Fee relating to net unrealized appreciation is deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gain Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation).
The Investment Advisory Agreement will remain in effect from year-to-year upon annual approval by the Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the Company’s directors who are not “interested persons” as defined in the 1940 Act. The Board most recently re-approved the Investment Advisory Agreement on April 5, 2022. The Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, and may be terminated by the Company or OFS Advisor without penalty upon not less than 60 days written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days written notice.
Sub-Advisory Agreement: Effective August 3, 2020, OFS Advisor engaged CIM Capital to serve the Company as sub-adviser in accordance with the Sub-Advisory Agreement. Pursuant to the terms of the Sub-Advisory Agreement, CIM Capital evaluated and advised the Company on private capital market strategy, including market trends and terms, provided financial and strategic planning advice and analysis, interpreted market demand for products, assisted in establishing the Company's operational readiness and selecting and negotiating engagements with third-party service providers, and coordinated the dissemination of customary information to interested parties. On February 2, 2022, OFS Advisor and CIM Capital entered into an agreement to terminate the Sub-Advisory Agreement.
Dealer Manager Agreement: Pursuant to the Dealer Manager Agreement, CCO provides certain sales, promotional and marketing services to the Company in connection with the Offering. The Company pays CCO an aggregate dealer manager fee of an amount up to 3.0% of the gross proceeds from sales of the Offering. CCO may, in its discretion, reallow a portion of the dealer manager fee to participating broker-dealers in support of the Offering.
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
Equity Ownership: As of March 31, 2022, affiliates of OFS Advisor held 74,084 shares of common stock, which is approximately 3.8% of the Company's outstanding shares of common stock.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Expenses recognized under agreements with the Advisors, CCO and OFS Services and distributions paid to affiliates for the three months ended March 31, 2022 and 2021 are presented below:

	Three Months Ended March 31,
	2022	2021
Base management fees	$147,013	$141,168
Incentive fees	—	68,764
Administration fees	227,717	186,389
Dealer manager fees	2,700	9,000
Reimbursements of offering and Contractual Issuer Expenses	1,350	4,500
Distributions paid to affiliates	18,803	18,803
Expense Limitation Agreements:
The table below presents the contractual agreements between the Company and OFS Advisor and affiliates that provide or provided expense limitation for the period December 8, 2015 (inception) to date. The expense limitation clauses in these agreements were substantially identical, and as of March 31, 2022, all amounts are conditionally reimbursable to OFS Advisor for three years from the date such support is provided.

	Offering Costs and Contractual Issuer Expenses (collectively, the “Advisory Agreements”)	All Other Operating Expenses (collectively, the “ESAs”)
From from December 8, 2015 (inception), to August 3, 2020	Investment Advisory Agreement	Prior Expense Support Agreement
From August 3, 2020, to February 1, 2022	Sub-Advisory Agreement	Amended Expense Support Agreement
From February 2, 2022	Investment Advisory Agreement	Second Amended Expense Support Agreement
OFS Advisor’s obligation to provide expense support to the Company can be terminated at any time.
Expense limitations provided under the Advisory Agreements and ESAs for the three months ended March 31, 2022 and 2021, are presented below:

	Three Months Ended March 31,
	2022	2021
Net offering costs and Contractual Issuer Expenses limitations under the Advisory Agreements	$13,874	$37,928
Operating expense limitations under the ESAs	134,376	253,800
Total expense limitations	$148,250	$291,728
The Company is conditionally obligated to reimburse OFS Advisor for aggregate expense support provided of $4,354,381 and $4,496,777 at March 31, 2022 and December 31, 2021, respectively, as presented below:

	March 31, 2022	December 31, 2021
Unreimbursed costs under the Advisory Agreements:
Offering costs:
Unamortized as of period end	$22,976	$37,151
Amortized as of period end	539,451	527,105
Contractual Issuer Expenses	13,727	16,123
Total unreimbursed costs under the Advisory Agreements	576,154	580,379
Unreimbursed operating expense support under the ESAs	3,778,227	3,916,398
Total conditional reimbursement obligation under expense limitation agreements	$4,354,381	$4,496,777
Offering Costs and Contractual Issuer Expense Limitations: The Company is conditionally liable for offering costs and Contractual Issuer Expenses that OFS Advisor and affiliates have incurred, or OFS Advisor expects to incur throughout the

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Offering, on its behalf. The Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid have been recovered.
Unreimbursed offering costs and Contractual Issuer Expenses subject to conditional reimbursement as of March 31, 2022, are summarized below:

Period incurred	Unreimbursed Total	Expiration of reimbursement eligibility (1)
Three months ended June 30, 2019	$136,899	June 30, 2022
Three months ended September 30, 2019	85,068	September 30, 2022
Three months ended December 31, 2019	78,506	December 31, 2022
Year ended December 31, 2020	217,356	December 31, 2023
Year ended December 31, 2021	57,275	December 31, 2024
Three months ended March 31, 2022	1,050	March 31, 2025
Total unreimbursed offering costs and Contractual Issuer Expenses	$576,154
(1) Expenses are pooled monthly for the determination of their reimbursement expiration date and are summarized into quarterly and yearly pools for presentation purposes. Expirations of reimbursement eligibility for portions of each pool occurs at each month-end within the periods presented above.
All Other Operating Expenses: All other operating expenses, not separately limited under the Advisory Agreements, are limited under the Second Amended Expense Support Agreement such that no distribution by the Company is deemed to be a return of capital contributed by its stockholders. For additional details, see the Company's Annual Report on Form 10 K for the year ended December 31, 2021.
Unreimbursed support for operating expenses provided under the ESAs and conditions for reimbursement to OFS Advisor as of March 31, 2022, are summarized below:

		Other Operating Expense Ratio
Supported period	Amount of expense limitation	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share (1)	Expiration of reimbursement eligibility
Three months ended June 30, 2019	$238,847	5.7%	5.5%	7.0%	June 30, 2022
Three months ended September 30, 2019	231,737	5.1%	5.5%	7.1%	September 30, 2022
Three months ended December 31, 2019	385,544	4.9%	5.5%	7.2%	December 31, 2022
Three months ended March 31, 2020	334,160	5.9%	6.2%	7.2%	March 31, 2023
Three months ended June 30, 2020	425,718	6.1%	6.2%	7.2%	June 30, 2023
Three months ended September 30, 2020	452,480	6.7%	6.2%	7.2%	September 30, 2023
Three months ended December 31, 2020	404,258	6.6%	6.2%	7.2%	December 31, 2023
Three months ended March 31, 2021	253,800	6.5%	6.8%	7.2%	March 31, 2024
Three months ended June 30, 2021	264,533	7.6%	6.8%	7.1%	June 30, 2024
Three months ended September 30, 2021	652,774	6.8%	6.8%	7.1%	September 30, 2024
Three months ended March 31, 2022	134,376	7.2%	n/m(2)	7.0%	March 31, 2025
Total unreimbursed operating expense limitations provided under the ESAs	$3,778,227
(1)    The annualized rate of distributions per share is expressed as a percentage equal to the annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular quarterly cash distribution per share as of such date without compounding), divided by our Offering price per share as of such date.
(2)    Not meaningful. Annual Other Operating Expense Ratio upon which reimbursement is conditioned is based on the full-year results, and will not be determined until after December 31, 2022.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 4. Investments
As of March 31, 2022, the Company had loans to 27 portfolio companies, of which 99% were senior secured loans and 1% were subordinated loans, at fair value, as well as common equity investments in three of these portfolio companies. The Company also held equity investments in three portfolio companies in which it did not hold a debt investment and seven Structured Finance Note investments. At March 31, 2022, investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$37,395,118	77.4%	147.9%	$37,455,539	77.5%	148.4%
Subordinated debt investments	484,730	1.0	1.9	469,308	1.0	1.9
Common equity and warrant investments	467,088	1.0	1.8	465,273	1.0	1.8
Total Portfolio Company Investments	38,346,936	79.4	151.6	38,390,120	79.5	152.1
Structured Finance Notes	9,943,913	20.6	39.4	9,919,788	20.5	39.3
Total investments	$48,290,849	100.0%	191.0%	$48,309,908	100.0%	191.4%
At March 31, 2022, all of the Company’s debt and equity investments were domiciled in the United States, while its subordinated notes and mezzanine debt securities were domiciled in the Cayman Islands and its loan accumulation facility was domiciled in Canada. Structured Finance Notes generally hold underlying portfolios of investments in companies domiciled in the United States of America. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Security Systems Services (except Locksmiths)	$1,496,368	3.1%	5.9%	$1,514,955	3.1%	6.0%
Arts, Entertainment, and Recreation
All Other Amusement and Recreation Industries	1,230,306	2.5	4.9	1,236,114	2.6	4.9
Landscaping Services	1,541,632	3.4	6.2	1,530,000	2.9	6.1
Construction
Plumbing, Heating, and Air-Conditioning Contractors	210,919	0.4	0.8	215,471	0.4	0.9
Education Services
Sports and Recreation Instruction	619,065	1.3	2.5	609,670	1.3	2.4
Health Care and Social Assistance
Child Day Care Services	1,217,389	2.5	4.8	1,155,205	2.4	4.6
Home Health Care Services	985,117	2.0	3.9	949,700	2.0	3.8
Outpatient Mental Health and Substance Abuse Centers	1,545,305	3.2	6.1	1,594,122	3.3	6.3
Services for the Elderly and Persons with Disabilities	1,266,716	2.6	5.0	1,259,760	2.6	5.0
Information
Data Processing, Hosting, and Related Services	115,154	0.2	0.5	124,000	0.3	0.5
Directory and Mailing List Publishers	971,096	2.0	3.8	995,267	2.1	3.9
Software Publishers	88,917	0.2	0.4	156,840	0.3	0.6
Management of Companies and Enterprises
Offices of Other Holding Companies	849,549	1.8	3.4	836,992	1.7	3.3

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Manufacturing
Current-Carrying Wiring Device Manufacturing	$1,185,031	2.5%	4.7%	$1,283,305	2.7%	5.1%
Ice Cream and Frozen Dessert Manufacturing	925,636	1.9	3.7	925,636	1.9	3.7
Motorcycle, Bicycle, and Parts Manufacturing	1,420,154	2.9	5.6	1,442,860	3.0	5.7
Other Industrial Machinery Manufacturing	1,353,918	2.8	5.4	1,329,451	2.8	5.3
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	3,960,884	8.2	15.3	3,901,355	8.1	15.3
Other Accounting Services	3,496,139	7.2	13.8	3,525,000	7.3	14
Other Computer Related Services	1,028,581	2.1	4.1	1,048,598	2.2	4.2
Public Administration
Other Justice, Public Order, and Safety Activities	46,403	0.1	0.2	1,920	—	—
Retail Trade
Electronics and Appliance Stores	1,621,579	3.4	6.4	1,621,579	3.4	6.4
Electronic Shopping and Mail-Order Houses	985,205	2.0	3.9	967,503	2.0	3.8
Shoe Store	522,230	1.1	2.1	481,932	1.0	1.9
Wholesale Trade
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	1,988,439	4.1	7.9	1,958,404	4.1	7.8
Industrial Machinery and Equipment Merchant Wholesalers	1,593,199	3.3	6.3	1,593,220	3.3	6.3
Motor Vehicle Parts (Used) Merchant Wholesalers	5,200,611	10.8	20.6	5,249,867	10.9	20.8
Other Miscellaneous Nondurable Goods Merchant Wholesalers	881,394	1.8	3.5	881,394	1.8	3.5
Total Portfolio Company Investments	$38,346,936	79.4%	151.6%	$38,390,120	79.5%	152.1%
Structured Finance Notes	9,943,913	20.6	39.4	9,919,788	20.5	39.3
Total investments	$48,290,849	100.0%	191.0%	$48,309,908	100.0%	191.4%
As of December 31, 2021, the Company had loans to 23 portfolio companies, of which 99% were senior secured loans and 1% were subordinated loans, at fair value, as well as equity investments in five of these portfolio companies. The Company also held equity investments in three portfolio companies in which it did not hold a debt investment and seven investments in Structured Finance Notes.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

At December 31, 2021, the Company's investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$32,617,023	75.2%	124.3%	$32,776,377	75.2%	124.9%
Subordinated debt investments	483,191	1.1	1.8	476,279	1.1	1.8
Common equity investments	338,056	0.8	1.3	360,220	0.8	1.4
Total debt and equity investments	33,438,270	77.1	127.4	33,612,876	77.1	128.1
Structured Finance Notes	9,962,117	22.9	38.0	9,995,693	22.9	38.1
Total	$43,400,387	100.0%	165.4%	$43,608,569	100.0%	166.2%
At December 31, 2021, all of the Company’s debt and equity investments were domiciled in the United States, while its subordinated notes and mezzanine debt securities were domiciled in the Cayman Islands and its loan accumulation facility was domiciled in Canada. These CLO investments generally hold underlying portfolios of debt investments of United States domiciled companies. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Landscaping Services	$1,543,189	3.6%	5.9%	$1,530,000	3.5%	5.8%
Security Systems Services (except Locksmiths)	1,490,779	3.4	5.7	1,514,955	3.5	5.8
Arts, Entertainment, and Recreation
All other amusement and recreation industries	1,163,366	2.7	4.4	1,171,162	2.7	4.5
Construction
Plumbing, Heating, and Air-Conditioning Contractors	323,853	0.7	1.2	325,936	0.7	1.2
Education Services
Sports and Recreation Instruction	618,757	1.4	2.4	618,757	1.4	2.4
Health Care and Social Assistance
Child Day Care Services	1,215,994	2.8	4.6	1,148,024	2.6	4.4
Home Health Care Services	984,075	2.3	3.7	1,000,000	2.3	3.8
Outpatient Mental Health and Substance Abuse Centers	1,296,716	3.0	4.9	1,367,530	3.1	5.2
Services for the Elderly and Persons with Disabilities	836,917	1.9	3.2	836,917	1.9	3.2
Information
Data Processing, Hosting, and Related Services	115,154	0.3	0.4	131,047	0.3	0.5
Directory and Mailing List Publishers	1,002,156	2.3	3.8	1,042,724	2.4	4.0
Software Publishers	88,917	0.2	0.3	143,361	0.3	0.5
Management of Companies and Enterprises
Offices of Other Holding Companies	615,682	1.4	2.3	615,682	1.4	2.3
Manufacturing
Current-Carrying Wiring Device Manufacturing	884,448	2.0	3.4	984,583	2.3	3.8
Metal Can Manufacturing	1,071,677	2.5	4.1	1,083,333	2.5	4.1
Motorcycle, Bicycle, and Parts Manufacturing	1,300,079	3.0	5.0	1,299,935	3.0	5.0

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Other Industrial Machinery Manufacturing	$1,036,602	2.4%	3.9%	$1,050,179	2.4%	4.0%
National industry
Other Accounting Services	3,502,637	8.1	13.3	3,558,423	8.2	13.6
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	3,998,011	9.2	15.3	3,936,385	9.0	15.0
Other Computer Related Services	1,001,344	2.3	3.8	1,017,348	2.3	3.9
Public Administration
Other Justice, Public Order, and Safety Activities	46,403	0.1	0.2	1,944	—	—
Retail Trade
Electronic Shopping and Mail-Order Houses	991,328	2.3	3.8	981,443	2.3	3.7
Shoe Store	520,691	1.2	2.0	491,666	1.1	1.9
Wholesale Trade
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	988,036	2.3	3.8	948,971	2.2	3.6
Industrial Machinery and Equipment Merchant Wholesalers	1,592,716	3.7	6.1	1,593,220	3.7	6.1
Motor Vehicle Parts (Used) Merchant Wholesalers	5,208,743	12.0	19.9	5,219,351	12.0	19.9
Total debt and equity investments	33,438,270	77.1	127.4	33,612,876	77.1	128.2
Structured Finance Notes	9,962,117	22.9	38.0	9,995,693	22.9	38.1
Total investments	$43,400,387	100.0%	165.4%	$43,608,569	100.0%	166.3%
As of March 31, 2022 and December 31, 2021, approximately 22% and 22%, respectively, of the Company’s net assets were comprised of Structured Finance Notes managed by a single adviser.
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status, and the Company will generally cease recognizing cash interest, PIK interest or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. At March 31, 2022 and December 31, 2021, the Company had no portfolio companies on non-accrual status.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. A senior security with a fair value of $967,503 was transferred from Level 3 to Level 2 during the three months ended March 31, 2022. There were no transfers among Level 1, 2 and 3 for the three months ended March 31, 2021. During the three months ended March 31, 2022, the transfer from Level 3 to Level 2 was due to the availability of reliable Indicative Prices.
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
The following tables present the Company's investment portfolio measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

Security	Level 1	Level 2	Level 3	Fair Value at March 31, 2022
Debt investments	$—	$1,962,770	$35,962,077	$37,924,847
Equity investments	—	—	465,273	465,273
Structured Finance Notes	—	—	9,919,788	9,919,788
	$—	$1,962,770	$46,347,138	$48,309,908

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2021
Debt investments	$—	$1,042,724	$32,209,932	$33,252,656
Equity investments	—	—	360,220	360,220
Structured Finance Notes	—	—	9,995,693	9,995,693
	$—	$1,042,724	$42,565,845	$43,608,569

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The following tables provide quantitative information about valuation techniques and the Company’s significant inputs to the Company’s Level 3 fair value measurements as of March 31, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Fair Value at March 31, 2022	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$30,946,202	Discounted cash flow	Discount rates	8.34% - 14.49% (10.47%)
Senior secured	4,546,567	Market approach	Transaction Price

Subordinated	469,308	Discounted cash flow	Discount rates	19.30% - 19.30% (19.30%)

Structured Finance Notes:
Subordinated notes and CLO equity related investments (1)	5,690,764	Discounted cash flow	Discount rates	13.00% - 17.00% (14.47%)
			Constant default rate(2)	0.00% - 2.00% (1.46%)
			Constant default rate(3)	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)
Subordinated notes and CLO equity related investments (1)	947,815	Market approach	Transaction Price

Mezzanine debt	1,781,209	Discounted cash flow	Discount margin	7.25% - 9.10% (8.28%)
			Constant default rate	2.00% - 3.00% (2.56%)
			Recovery rate	65.00% - 65.00% (65.00%)

Loan accumulation facility	1,500,000	Market approach	Transaction Price

Equity investments:
Common equity and warrants	212,241	Market approach	EBITDA multiples	5.00x - 12.00x (10.48x)
Common equity and warrants	124,000	Market approach	Revenue multiples	1.11x - 1.11x (1.11x)
Common equity and warrants	129,032	Market approach	Transaction Price
	$46,347,138
(1) The cash flows utilized in the discounted cash flow calculations assume (i) immediate liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices and (ii) redeployment of proceeds at the issuing CLO’s assumed reinvestment rate.
(2) Constant default rates from March 31, 2022 through September 30, 2022.
(3) Constant default rates from September 30, 2022 through the assumed optional redemptions of the instruments.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

	Fair Value at December 31, 2021	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$28,362,361	Discounted cash flow	Discount rates	8.27% - 12.32% (9.61%)
Senior secured	3,371,292	Market approach	Transaction Price
Subordinated	476,279	Discounted cash flow	Discount rates	15.90% - 15.90% (15.90%)

Structured Finance Notes:
Subordinated notes and other CLO equity related investments(1)	6,704,687	Discounted cash flow	Discount rates	8.00% - 17.00% (11.57%)
			Constant default rate(2)	0.00% - 2.00% (1.16%)
			Constant default rate(3)	2.00% - 2.00% (2.00%)
			Recovery rate	60.00% - 60.00% (60.00%)

Mezzanine debt	1,791,006	Discounted cash flow	Discount margin	7.10% - 8.95% (8.13%)
			Constant default rate	2.00% - 3.00% (2.56%)
			Recovery rate	60.00% - 60.00% (60.00%)

Loan accumulation facility	1,500,000	Market approach	Transaction Price

Equity investments:
Common equity	360,220	Market approach	EBITDA multiples	4.50x - 12.00x (8.82x)
	$42,565,845
(1) The cash flows utilized in the discounted cash flow calculations assume (i) liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices and (ii) redeployment of proceeds at the issuing CLO’s assumed reinvestment rate.
(2) Constant default rates from December 31, 2021 through June 30, 2022.
(3) Constant default rates from June 30, 2022 through the assumed optional redemptions of the instruments.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The following tables present changes in the investment measured at fair value using Level 3 inputs for the three months ended March 31, 2022 and 2021, respectively:

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Notes	Total
Level 3 assets, December 31, 2021	$31,733,653	$476,279	$—	$360,220	$9,995,693	$42,565,845
Net unrealized depreciation on investments	(82,538)	(8,509)	—	(23,979)	(57,700)	(172,726)
Net realized gain on investments	5,436	—	—	—	—	5,436
Amortization of Net Loan Fees	39,176	327	—	—	13,208	52,711
Paid-in-kind interest income	3,309	1,211	—	—	—	4,520
Accretion of interest income on Structured Finance Notes	—	—	—	—	211,594	211,594
Proceeds from principal payments on portfolio investments	(1,308,879)	—	—	—	—	(1,308,879)
Purchase of portfolio investments	6,076,139	—	—	129,032	—	6,205,171
Proceeds from distributions received from Structured Finance Notes	—	—	—	—	(243,007)	(243,007)
Amendment fees collected	(6,024)	—	—	—	—	(6,024)
Transfers out of Level 3	(967,503)	—	—	—	—	(967,503)
Level 3 assets, March 31, 2022	$35,492,769	$469,308	$—	$465,273	$9,919,788	$46,347,138

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Notes	Total
Level 3 assets, December 31, 2020	$38,573,440	$381,516	$338,000	$708,036	$4,997,216	$44,998,208
Net unrealized appreciation (depreciation) on investments	539,419	(116,447)	11,436	(19,117)	(200,965)	214,326
Amortization of Net Loan Fees	134,935	1,149	—	—	30,438	166,522
Paid-in-kind interest income	40,509	—	—	—	—	40,509
Accretion of interest income on Structured Finance Notes	—	—	—	—	107,037	107,037
Proceeds from principal payments on portfolio investments	(10,278,137)	—	—	—	(100,000)	(10,378,137)
Sale of portfolio investments	—	—	—	—	—	—
Purchase of portfolio investments	7,747,959	—	—	—	135,437	7,883,396
Level 3 assets, March 31, 2021	$36,758,125	$266,218	$349,436	$688,919	$4,969,163	$43,031,861

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the three months ended March 31, 2022 and 2021, attributable to the Company’s Level 3 assets still held at those respective period ends was as follows:

	Period ended March 31,
	2022	2021
Senior secured debt investments	$(63,066)	$664,946
Subordinated debt investments	(8,509)	(116,447)
Preferred equity	—	11,436
Common equity and warrants	(23,979)	(19,116)
Structured Finance Notes	(25,015)	(188,260)
Net unrealized appreciation (depreciation) on investments held	$(120,569)	$352,559
Other Financial Assets and Liabilities
The Company provides disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments, such as cash, receivables and payables, approximate the fair value of such items due to the short maturity of such financial instruments. The PWB Credit Facility is a variable rate instrument and fair value approximates book value as of March 31, 2022 and December 31, 2021.
The following tables present the fair value measurements of the Company's debt and indicate the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$5,115,000	$5,115,000
Unsecured Note	—	—	14,143,044	14,143,044
Total debt, at fair value	$—	$—	$19,258,044	$19,258,044

	December 31, 2021
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$5,425,000	$5,425,000
Unsecured Note	—	—	14,987,583	14,987,583
Total debt, at fair value	$—	$—	$20,412,583	$20,412,583
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

The following table sets forth the carrying values and fair values of the Company’s debt as of March 31, 2022 and December 31, 2021, respectively:

	As of March 31, 2022		As of December 31, 2021
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
PWB Credit Facility	$5,115,000	$5,115,000	$5,425,000	$5,425,000
Unsecured Note	14,660,795	14,143,044	14,642,623	14,987,583
Total debt	$19,775,795	$19,258,044	$20,067,623	$20,412,583
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 6. Commitments and Contingencies
As of March 31, 2022 and December 31, 2021, the Company had outstanding commitments to fund investments totaling $4,063,558 and $4,180,448, respectively, under various undrawn revolvers and other credit facilities.
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2022.
Additionally, the Company is subject to periodic inspection by regulators to assess compliance with applicable regulations.
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
Note 7. Borrowings
PWB Credit Facility: The Company has a $15.0 million credit commitment under its PWB Credit Facility, maturing February 28, 2023, of which $5.1 million was drawn as of March 31, 2022. At March 31, 2022, the effective interest rate on the PWB Credit Facility was 5.22%. As of March 31, 2022, the unfunded commitment under the PWB Credit Facility was $9.9 million and was available, subject to a borrowing base and other covenants. Borrowings under the PWB Credit Facility bear interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 4.25% floor, and include an unused commitment fee for any unused portion in excess of $3.0 million, payable monthly in arrears, equal to 0.50% per annum on any unused portion. All investments are pledged as collateral under the PWB Credit Facility.
For the three months ended March 31, 2022 and 2021, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the PWB Credit Facility were as follows:

	Three Months Ended March 31,
	2022	2021
Stated interest expense	$53,467	$46,167
Cash paid for interest expense	$53,062	$46,456
Effective interest rate	5.75%	7.54%
Average outstanding balance	$3,719,333	$2,447,777
Unsecured Note: As of March 31, 2022, the Company's Unsecured Note had an aggregate outstanding principal of $15.0 million. The Unsecured Note has a fixed interest rate of 5.50% and is due on November 27, 2026. At March 31, 2022, the effective interest rate on the Unsecured Note was 5.98%.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

For the three months ended March 31, 2022 and 2021, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Note were as follows:

	Three Months Ended March 31,
	2022	2021
Stated interest expense	$206,250	$243,750
Amortization of debt issuance costs	18,172	18,033
Total interest and debt financing costs	224,422	$261,783
Cash paid for interest expense	$206,250	$243,750
Effective interest rate	5.98%	6.99%
Average outstanding balance	$15,000,000	$15,000,000
For the three months ended March 31, 2022 and 2021, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended March 31,
	2022	2021
Average dollar borrowings	$18,719,333	$17,447,777
Weighted average effective interest rate	5.94%	7.06%

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 8. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Per share operating performance:
Net asset value per share at beginning of period	$12.99	$12.59
Net investment income (6)	0.18	0.25
Net realized gain (loss) on non-control/non-affiliate investments, net of taxes (6)	(0.02)	—
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments, net of taxes (6)	(0.09)	0.11
Total from investment operations	0.07	0.36
Distributions (1)	(0.25)	(0.25)
Issuance and repurchase of common stock (2) (6)	(0.01)	0.01
Net asset value per share at end of period	$12.80	$12.71
Total return based on net asset value (3)(8)	0.5%	3.0%
Shares outstanding and subscribed at end of period	1,973,468	2,200,627
Weighted average shares outstanding and subscribed	2,018,136	2,187,362
Ratio/Supplemental Data
Average net asset value (4)	$25,755,328	$27,702,600
Net asset value at end of period	$25,266,233	$27,963,326
Net investment income	$354,643	$550,116
Ratio of total net operating expenses to average net assets (5)	11.7%	10.3%
Ratio of net investment income to average net assets (5)	5.5%	7.9%
Portfolio turnover (7)	3.5%	20.5%
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
(8)Not annualized.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 9. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued or subscribed in the Offering during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	6,311	$90,000	21,707	$300,000
Commissions and dealer manager fees	—	(7,200)	—	(18,100)
Net proceeds to the Company	6,311	$82,800	21,707	$281,900
Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the three months ended March 31, 2022 and 2021. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount	Cash Distribution
Three Months Ended March 31, 2021
January 26, 2021	January 27, 2021	April 15, 2021	$0.0846	$184,337
February 23, 2021	February 24, 2021	April 15, 2021	0.0846	184,337
March 27, 2021	March 29, 2021	April 15, 2021	0.0846	186,173

Three Months Ended March 31, 2022
January 26, 2022	January 27, 2022	April 15, 2022	$0.0846	$170,923
February 23, 2022	February 24, 2022	April 15, 2022	0.0846	170,923
March 28, 2022	March 29, 2022	April 15, 2022	0.0846	166,421
The per share distribution amount was $0.25 and $0.25 for the three months ended March 31, 2022 and 2021, respectively.
The above distributions were funded, in part, through the reimbursement of certain operating expenses under the ESAs. The Second Amended Expense Support Agreement is designed to ensure no portion of the Company’s distribution to stockholders will be paid from Offering proceeds, and will provide for expense reduction payments to the Company in any quarterly period in which the Company's aggregate distributions to stockholders exceeds the Company's cumulative ICTI and net realized gains. The Second Amended Expense Support Agreement may be terminated by OFS Advisor, without payment of any penalty, with or without notice to the Company. However, the Second Amended Expense Support Agreement is subordinated to the PWB Credit Facility, and prior to cancelling the Second Amended Expense Support Agreement, OFS Advisor must provide Pacific Western Bank with 30 days advance written notice of such termination.
Repurchases of Shares
The following table summarizes the common stock repurchases by the Company for the three months ended March 31, 2022 and 2021, respectively:

	Number of Shares	Amount
Three months ended March 31, 2021
January 1, 2021 through March 31, 2021(1)	—	$—

Three months ended March 31, 2022
January 1, 2022 through March 31, 2022	53,204	$687,396
(1) The Company's February 19, 2021 tender offer that was originally schedule to expire on March 26, 2021, was amended to extend the offer period to April 5, 2021.
All repurchased shares were retired upon acquisition.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 10. Subsequent Events Not Disclosed Elsewhere
On April 26, 2022, the Board declared a distribution of $0.0846 per common share, which represents a 7.0% distribution yield based on the current Offering price, payable on July 15, 2022, to stockholders of record on April 27, 2022.
Subsequent to March 31, 2022, the Company sold an additional 26,227 common shares for additional net proceeds of $344,000.
On May 10, 2022, the Board approved a tender offer, commencing on May 27, 2022, to purchase 2.5% of the weighted average number of shares of the outstanding Common Stock for the trailing 12-month period ending March 31, 2022.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. For additional overview information on the Company, see “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 18, 2022.
Overview
    Key performance metrics are presented below:

	March 31, 2022	December 31, 2021
Net asset value per common share	$12.80	$12.99

	Three Months Ended
	March 31, 2022	December 31, 2021
Net investment income per common share	$0.18	$0.23
Net increase in net assets resulting from operations per common share	0.07	0.26
Distributions declared per common share	0.25	0.25
Our NAV per share decreased to $12.80 at March 31, 2022 from $12.99 at December 31, 2021 due to our first quarter distributions exceeding net investment income by $153,624, or $0.08 per share, as well as a net loss on investments of $219,970, or $0.11 per share.
The net loss on investments of $219,970 for the three months ended March 31, 2022 was primarily due to unrealized depreciation on investments caused by widening of liquid credit market spreads.
For the three months ended March 31, 2022, our portfolio’s weighted-average performing income yield decreased to 9.5% compared to 11.8% for the three months ended December 31, 2021, primarily due to a decrease in the amortization of deferred fees as a result of lower portfolio runoff and redeployment of payoffs into lower-yielding senior secured loans. For the three months ended March 31, 2022, our weighted average effective interest rate on our average debt outstanding of 5.9% remained stable compared to the prior quarter.
As of March 31, 2022, we had unfunded commitments of $4,063,558 to eleven portfolio companies. During the three months ended March 31, 2022, we funded $6,205,171 in new and existing Portfolio Company Investments.
At March 31, 2022, our asset coverage ratio was 226% and we remained in compliance with all applicable covenants under our outstanding debt and our minimum asset coverage requirement under the 1940 Act. As of March 31, 2022, we had an unfunded commitment of $9.9 million under our PWB Credit Facility. Based on fair values and equity capital at March 31, 2022, we could access our entire commitment under the PWB Credit Facility and remain in compliance with our asset coverage requirements. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and expect to continue to selectively deploy capital in new investment opportunities in this challenging environment.
On April 26, 2022, our Board declared a $0.0846 per common share distribution, payable on July 15, 2022, to stockholders of record on April 27, 2022.
Our financial condition, including the fair value of our portfolio investments, and results of operations may be materially impacted after March 31, 2022 by circumstances and events that are not yet known. To the extent our portfolio investments are adversely impacted by the COVID-19 pandemic, the conflict between Russia and Ukraine, or by other factors, we may experience a material adverse impact on our future net investment income, the underlying value of our investments, our financial condition and the financial condition of our portfolio investments.
We are also subject to financial risks, including changes in market interest rates. As of March 31, 2022, approximately $38.0 million (aggregate principal amount) of our debt investments, or 99.0%, bore interest at variable rates, which are generally LIBOR-based but will transition away from LIBOR to any one of the various alternative reference rates, and many of which are subject to reference-rate floors. We have prepared and planned for the transition away from LIBOR, incorporating alternate reference rates to be used in our credit agreements and making other preparations, and believe the impact on us from the transition will be minimal. However, it is not possible to predict the effect of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments. Additionally, as of March 16, 2022, the U.S. Federal Reserve approved an interest rate increase and signaled that additional increases are likely. As of March 31, 2022, the majority of our variable rate debt investments have a base rate floor. However, there may be disputes between market participants regarding the interpretation and enforceability of provisions related to the economic floors in our LIBOR-based investments (or lack thereof), which may result in a loss or degradation of floor protection in the case of a transition from LIBOR to any one of the various alternative reference rates.
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•The Investment Advisory Agreement with OFS Advisor to manage our operating and investment activities. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. See “Item 1. Financial Statements –– Notes to Consolidated Financial Statements – Note 3.”
•From August 3, 2020 through February 2, 2022, the Sub-Advisory Agreement with CIM Capital, an affiliate of OFS Advisor, to assist OFS Advisor with the management of our activities and operations. See “Item 1. Financial Statements –– Notes to Consolidated Financial Statements – Note 3.”
•The Dealer Manager Agreement with CCO, an affiliate of OFS Advisor and CIM Capital, to provide sales, promotional and marketing services to us in connection with the Offering. See “Item 1. Financial Statements –– Notes to Consolidated Financial Statements – Note 3.”
•The Administration Agreement with OFS Services, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 3.”
•Expense Limitation Agreements: OFS Advisor limits our incurred expenses under the (1) Investment Advisory Agreement which contains provisions limiting organization and offering costs and Contractual Issuer Expenses and (2) Second Amended Expense Support Agreement, which limits all other operating expenses. From August 3, 2020 through February 1, 2022, CIM Capital limited our incurred expenses under the (i) Sub-Advisory Agreement, which contained provisions limiting organization and offering costs and Contractual Issuer Expenses and (ii) Amended Expense Support Agreement, which limited all other operating expenses. All current agreements contain conditions under which we may become obligated to reimburse OFS Advisor for expense limitations provided thereunder. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 3.”
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
In addition, we may file an amendment to our existing Order to permit us to continue to co-invest in our existing portfolio companies with certain affiliates that are private funds even if such other funds had not previously invested in such existing portfolio company, subject to certain conditions. However, if filed, there is no guarantee that such amendment will be granted.
Conflicts may arise when an account managed by OFS Advisor makes an investment in conjunction with an investment being made by an Affiliated Account, or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Potential conflicts arise when addressing, among other things, questions as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced. For additional information see “Item 1. Business — Conflicts of Interest” and “Item 1A. Risk Factors — Risks Related to Our Business and Structure  — We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 18, 2022.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those relating to revenue recognition, expense limitation agreements and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board. For descriptions of our revenue recognition and fair value policies, see “Item 8. Financial Statements – Notes to Consolidated Financial Statements – Note 2” and "Management's Discussion and Analysis – Critical Accounting Policies and Significant Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 18, 2022.
Fair value estimates. In 2020, the SEC issued a final rule modifying Rule 2a-5 under the 1940 Act to establish requirements for determining fair value in good faith for purposes of the 1940 Act. We are evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intend to comply with the new rule’s requirements on or before the compliance date in September 2022.
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments at March 31, 2022:

	Fair Value at March 31, 2022	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior secured	$37,455,539	$37,215,642	$37,694,167
Subordinated	469,308	454,735	483,881

Structured Finance Notes:
Subordinated notes and CLO equity related investments	6,638,579	6,468,245	6,808,913
Mezzanine debt	1,781,209	1,755,136	1,807,282
Loan accumulation facility	1,500,000	1,500,000	1,500,000

Equity investments:
Common equity and warrants	465,273	420,175	510,203
	$48,309,908	$47,813,933	$48,804,446
Portfolio Composition and Investment Activity
Portfolio Composition
The following table summarizes the composition of our Portfolio Company Investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments	$37,395,118	$37,455,539	$32,617,023	$32,776,377
Subordinated debt investments	484,730	469,308	483,191	476,279
Common equity and warrant investments	467,088	465,273	338,056	360,220
Total Portfolio Company Investments	$38,346,936	$38,390,120	$33,438,270	$33,612,876
Total number of portfolio companies	30	30	33	33
As of March 31, 2022, all of our senior secured debt investments were floating rate loans and our subordinated debt investment was a fixed rate loan. Approximately 98% of our Portfolio Company Investments at fair value are senior securities of the borrower rather than in the subordinated securities, preferred equity or common equity. We believe the seniority of our debt investments in the borrowers' capital structures may provide greater downside protection against the impact of the COVID-19 pandemic.
As of March 31, 2022, the three largest industries of our Portfolio Company Investments by fair value, were (1) Wholesale Trade of 20.1%, (2) Professional, Scientific and Technical Services of 17.6% and (3) Manufacturing of 10.4%, totaling approximately 48.1% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4.”
The following table presents our five largest debt and equity investments by portfolio company based on fair value as of March 31, 2022:

	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value
All Star Auto Lights, Inc.	$5,200,611	$5,249,867	10.9%
Milrose Consultants, LLC	3,960,884	3,901,355	8.1
SourceHOV Tax, Inc.	3,496,139	3,525,000	7.3
Atlantis Holding, LLC	1,621,579	1,621,579	3.4
BayMark Health Services, Inc.	1,545,305	1,594,122	3.3
Total	$15,824,518	$15,891,923	33.0%
Structured Finance Notes
The following table summarizes the composition of our Structured Finance Notes as of March 31, 2022, and December 31, 2021:

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes and other CLO equity related investments	$6,744,614	$6,638,579	$6,776,029	$6,704,687
Mezzanine debt	1,699,299	1,781,209	1,686,088	1,791,006
Loan accumulation facility	1,500,000	1,500,000	1,500,000	1,500,000
Total Structured Finance Notes	$9,943,913	$9,919,788	$9,962,117	$9,995,693

Portfolio Yields: The following table presents weighted-average yields metrics for our portfolio as of March 31, 2022 and December 31, 2021:

	For the Three Months Ended
	March 31, 2022	December 31, 2021
Weighted-average performing current yield (1):
Debt investments	8.2%	10.4%
Structured Finance Notes	12.5%	11.8%
Interest-bearing investments	9.2%	10.7%

Weighted-average performing income yield (2):
Debt investments	8.5%	11.6%
Structured Finance Notes	13.0%	12.4%
Interest-bearing investments	9.5%	11.8%

Weighted-average realized yield:
Interest-bearing investments (3)	9.5%	11.7%
Total portfolio (4)	9.4%	11.5%

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
(3)    Realized yield is computed as (a) the actual amount earned on interest-bearing investments, including interest, prepayment fees and Net Loan Fees, divided by (b) the weighted-average of total interest-bearing investments amortized cost, in each case, including debt investments in non-accrual status and non-income producing Structured Finance Notes.
(4)    Realized yield is computed as (a) the actual amount earned on all investments including interest, dividends and prepayment fees, amortization of Net Loan Fees and dividends received, divided by (b) the weighted-average of total investments amortized cost or cost.
For the three months ended March 31, 2022, the decrease in the weighted-average portfolio yields compared to the prior quarter were primarily due to a decrease in prepayment fees and related fee accelerations on payoffs.
Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels.
Investment Activity
The following is a summary of our investment activity for the three months ended March 31, 2022:

Three Months Ended March 31, 2022
Investments in new Portfolio Companies	$4,669,756
Investments in existing Portfolio Companies	1,535,415
Investments in Structured Finance Notes	—
Total investments	$6,205,171

Proceeds from principal payments and equity distributions	$1,341,968
Proceeds from investments sold or redeemed	—
Total proceeds from principal payments, equity distributions and investments sold	$1,341,968
During the three months ended March 31, 2022, notable investments in new portfolio companies included Atlantis Holding, LLC ($1.6 million senior secured loan), Idera ($1.0 million senior secured loan), Dessert Holdings ($0.9 million senior secured loan) and Astro One Acquisition Corporation ($0.9 million senior secured loan).
During the three months ended March 31, 2022, notable investments in existing portfolio companies, included RumbleOn, Inc. ($0.3 million senior secured loan), Electrical Components International, Inc. ($0.3 million senior secured loan), BayMark Health Services, Inc. ($0.2 million senior secured loan) and One GI LLC ($0.2 million senior secured loan).
The following is a summary of our investment activity for three months ended March 31, 2021:

Three Months Ended March 31, 2021
Investments in new Portfolio Companies	$4,424,726
Investments in existing Portfolio Companies	4,623,784
Investments in Structured Finance Notes	135,438
Total investments	$9,183,948

Proceeds from principal payments and equity distributions	$10,490,330
Proceeds from investments sold or redeemed	105,757
Total proceeds from principal payments, equity distributions and investments sold	$10,596,087
During the three months ended March 31, 2021, notable investments in new portfolio companies included Convergint Technologies Holdings, LLC ($3.1 million senior secured loan) and Thryv ($1.3 million senior secured loan).

During the three months ended March 31, 2021, notable investments in existing portfolio companies included BayMark Health Services, Inc. ($2.5 million senior secured loan).
Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity and the general economic and competitive environment in which we make investments.
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2021. The following table shows the classification of our debt securities of portfolio companies by credit risk rating as of March 31, 2022 and December 31, 2021:

Debt Investments, at Fair Value
Risk Category	March 31, 2022		December 31, 2021
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	—	—	—	—
3 (Average)	37,924,843	100.0	33,252,656	100.0
4 (Special Mention)	—	—	—	—
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
7 (Loss)	—	—	—	—
	$37,924,843	100.0%	$33,252,656	100.0%
As of March 31, 2022, risk ratings remained stable compared to December 31, 2021.
Non-Accrual Loans
When there is reasonable doubt that principal, cash interest, or PIK interest will be collected, loan investments are placed on non-accrual status, and the Company will generally cease recognizing cash interest, PIK interest or Net Loan Fee amortization, as applicable. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal. No new loans were placed on non-accrual status during the three months ended March 31, 2022. As of March 31, 2022 and December 31, 2021, no portfolio company loans were on non-accrual status.
Results of Operations
Our key financial measures are described in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations–Results of Operations–Key Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 18, 2022. The following is a discussion of the key financial measures that management uses in reviewing the performance of our operations.
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

Comparison of the three months ended March 31, 2022 and December 31, 2021

	Three Months Ended
	March 31, 2022	December 31, 2021
Interest income	$1,077,852	$1,256,410
Fee income	33,059	177,176
Total investment income	1,110,911	1,433,586
Total expenses	904,518	975,389
Expense limitations	(148,250)	(10,663)
Net investment income	354,643	468,860
Net gain (loss) on investments	(219,970)	66,541
Net increase in net assets resulting from operations	$134,673	$535,401
Investment Income. For the three months ended March 31, 2022, interest income decreased $178,558 due to a decrease in our portfolio’s weighted-average performing income yield to 9.5% compared to 11.8% for the quarter ended December 31, 2021, primarily due to a decrease in amortization of deferred fees as a result of lower portfolio runoff and the redeployment of payoffs into lower yielding senior secured loans.
Fee income decreased by $144,117 for the three months ended March 31, 2022 compared to three months ended December 31, 2021 due to a decrease in syndication and prepayment fee income.
Gross Expenses. Our gross expenses are limited under the Advisory Agreements and ESAs. Investment expenses shown with respect to each governing expense limitation agreement for the three months ended March 31, 2022 and December 31, 2021 are presented below:

	Three Months Ended
	March 31, 2022	December 31, 2021
Expenses subject to limitation under the Advisory Agreements:
Amortization of deferred offering costs	$14,174	$14,775
Contractual Issuer Expenses	1,050	313
Total expenses subject to limitation under the Advisory Agreements	15,224	15,088

Expenses subject to limitation under the ESAs:
Interest expense	277,889	297,024
Management fees	147,013	145,081
Incentive fees	—	84,558
Administration fee	227,717	190,374
Professional fees	161,530	167,596
Transfer agent fees	28,650	20,172
Other expenses	46,495	55,496
Total expenses subject to limitation under the ESAs	889,294	960,301
Total expenses	$904,518	$975,389
Expenses Limited under the Advisory Agreements
OFS Advisor incurred, on our behalf, offering costs of $-0- and $19,456 during the three months ended March 31, 2022 and December 31, 2021, respectively, which are deferred and amortized over the twelve months following incurrence.
Amortization of offering costs were $14,174 and $14,775 for the three months ended March 31, 2022 and December 31, 2021, respectively. We reimbursed OFS Advisor $1,350 and $4,425 for offering expenses and Contractual Issuer Expenses for the three months ended March 31, 2022, and December 31, 2021, respectively.

For the three months ended March 31, 2022 and December 31, 2021, the expense limitations provided under the Advisory Agreements associated with offering costs and expenses is presented below:

	Three Months Ended
	March 31, 2022	December 31, 2021
Total expenses limited under the Advisory Agreements	$15,224	$15,088
Reimbursed offering costs and Contractual Issuer Expenses	(1,350)	(4,425)
Net offering costs and Contractual Issuer Expenses limitations under the Advisory Agreements	$13,874	$10,663
We are conditionally obligated to pay OFS Advisor up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid by OFS Advisor and their affiliates have been recovered. As of March 31, 2022, reimbursable offering costs and Contractual Issuer Expenses were $576,154.
Expenses Limited under the ESAs
For the three months ended March 31, 2022, total expenses subject to limitation under the ESAs decreased $71,007 compared to the prior quarter primarily due to a decrease in incentive fees.
Gross operating expenses (operating expenses exclusive of offering expenses and Contractual Issuer Expenses, and before limitations) are subject to limitation under the Second Amended Expense Support Agreement. OFS Advisor’s obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to investment company taxable income (expense) and net realized gains (losses) prior to expense limitation, and the amount of declared distributions. The Second Amended Expense Support Agreement provides expense support such that distributions are not paid from Offering proceeds. The determination of expense limitation under the ESAs for the three months ended March 31, 2022 and December 31, 2021 are presented below:

	Three Months Ended
	March 31, 2022	December 31, 2021
Total investment income	$1,110,911	$1,433,586
Expenses limited under the ESAs (1):
Interest expense, base management fees, and incentive fees	424,902	526,663
Other operating expenses as defined in the ESAs (2)	464,392	433,638
Total expenses limited under the ESAs	889,294	960,301
Net investment income prior to limitation	221,617	473,285
Differences in recognition of ICTI and GAAP net investment income (3)	152,274	46,841
ICTI prior to expense limitation	373,891	520,126
Declared distributions	508,267	520,126
Expense limitation under ESAs	$134,376	$—
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
(2)Generally defined in the ESAs as our operating expenses determined in accordance with GAAP excluding organization and offering expenses, Contractual Issuer Expenses, interest expense, base management fees, and incentive fees. The annualized ratio of other operating expenses to net assets for the period support in which support is provided, and the annual ratio for the year in which support, constitute conditions for reimbursement to the Advisors. See “Item 8. Financial Statements–Note 3” in our Annual Report on Form 10-K.
(3)Includes temporary and permanent differences between GAAP net investment income and ICTI, such as taxable income and operating expenses of HPCI-MB, taxable debt modifications and income recognition on our subordinated notes.
Expense support provided by OFS Advisor is reimbursable for three years from the date incurred. Expense limitation under both the Investment Advisory Agreement and Second Amended Expense Support Agreement can be terminated by OFS Advisor, without payment of any penalty, with or without notice, to us at any time.

Net realized and unrealized gain (loss) on investments
Net gain on investments for the three months ended March 31, 2022 and December 31, 2021
During the three months ended March 31, 2022, our portfolio experienced net losses of $219,970, primarily due to unrealized depreciation of $131,423 on our debt and equity investments and net unrealized depreciation of $57,700 on our Structured Finance Notes. Net unrealized depreciation during the three months ended March 31, 2022 was primarily due to widening of liquid credit market spreads.
During the three months ended December 31, 2021, our portfolio experienced net gains of $66,541, primarily due to net unrealized appreciation of $701,380, offset by net realized losses of $455,839.
Liquidity and Capital Resources
At March 31, 2022, we held cash of $0.6 million and had $9.9 million of unfunded commitments under our $15.0 million PWB Credit Facility that was available, subject to a borrowing base and other covenants. Based on fair values and equity capital at March 31, 2022, we could access our entire PWB Credit Facility and remain in compliance with our asset coverage requirements. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and selectively deploy capital in new investment opportunities in this challenging environment.
Sources and Uses of Cash
We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, (iii) the PWB Credit Facility and any other financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks, including the PWB Credit Facility, and issuances of senior securities. Our primary use of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying OFS Advisor), (iii) debt service of any borrowings, including the Unsecured Note and (iv) cash distributions to the holders of our stock. These principal sources and uses of cash and liquidity are presented below:

	Three Months Ended March 31,
	2022	2021
Cash from net investment income(1)	$185,867	$496,033
Net purchases and originations of portfolio investments(1)	(1,303,758)	5,393,485
Net cash provided by (used in) operating activities	(1,117,891)	5,889,518
Net proceeds from issuances of common stock	—	281,900
Repurchase of common stock	(696,390)	(700,935)
Net repayments under revolving line of credit	(310,000)	(4,150,000)
Common stock distributions paid	(520,126)	(549,197)
Payment of debt issuance costs	—	(10,000)
Net cash provided by financing activities	(1,526,516)	(5,128,232)
Net change in cash	$(2,644,407)	$761,286
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
We used $1,117,891 and provided $5,889,518 in cash from operating activities for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the principal source of operating liquidity was investment income collected. Net cash provided by (used in) operating activities benefited from the positive cash flow impact of expense limitations under the Advisory Agreements and ESAs of $148,250 and $291,728 for the three months ended March 31, 2022 and 2021, respectively, which reduced the net amount paid to the Advisors. Expense support and limitation under both the Investment Advisory Agreement and the Second Amended Expense Support Agreement are cancelable at any time. However, the Second Amended Expense Support Agreement is subordinated to the PWB Credit Facility, and prior to cancelling the Second Amended Expense Support Agreement, OFS Advisor must provide Pacific Western Bank with 30 days advance written notice of such termination.

Net purchases and origination of portfolio investments relates to the deployment of Offering proceeds. See “—Portfolio Composition and Investment Activity.”
We collected $-0- and $281,900 from the sale of our common stock during the three months ended March 31, 2022 and 2021, respectively. Offering proceeds are net of aggregate commissions and dealer manager fees of $-0- and $18,100 for the three months ended March 31, 2022 and 2021, respectively. Subsequent to March 31, 2022, we collected $344,000 from the sale of common stock, net of aggregate commissions and dealer manager fees of $31,000.
During the three months ended March 31, 2022 and 2021, we paid $696,390 and $700,935, respectively, in connection with our fourth quarter 2020 and 2021 tender offers to repurchase shares of our common stock.
During the three months ended March 31, 2022, we paid $520,126 in dividends to common stockholders and, subsequent to March 31, 2022, we paid $508,267 in dividends to our common stockholders.
Borrowings
PWB Credit Facility. The PWB Credit Facility is available for general corporate purposes, including investment funding, and is scheduled to mature on February 28, 2023. The maximum availability of the PWB Credit Facility is equal to 35% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 4.25% floor, and includes an unused commitment fee equal to 0.50% per annum for any unused portion in excess of $3.0 million, payable monthly in arrears. As of March 31, 2022, the stated interest rate on the PWB Credit Facility was 4.25%. At March 31, 2022, the PWB Credit Facility bore an effective interest rate of 5.22%, inclusive of interest on the outstanding balance, commitment fees on undrawn amounts, and the amortization of deferred financing costs.
Our PWB Credit Facility is a $15.0 million revolving line of credit, of which $5.1 million was drawn as of March 31, 2022. As of March 31, 2022, the unfunded commitment under the PWB Credit Facility was $9.9 million, that is available, subject to a borrowing base and other covenants. As of March 31, 2022, we were in compliance with the applicable covenants under the PWB Credit Facility.
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
The Note Purchase Agreement contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a business development company within the meaning of the 1940 Act, and minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, certain judgments and orders, and certain events of bankruptcy. As of March 31, 2022, we were in compliance with the applicable covenants under the Note Purchase Agreement.
    As of March 31, 2022, the Unsecured Note had the following terms and balances:

	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate	Effective Interest Rate (1)	Maturity	2022 Interest Expense (2)
Unsecured Note	$15,000,000	$339,205	5.50%	5.98%	11/27/26	$224,422
(1) The effective interest rate on the Unsecured Note includes deferred debt issuance cost amortization.
(2) Interest expense includes debt issuance costs amortization of $18,172 for the three months ended March 31, 2022.
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
As of March 31, 2022, the aggregate amount of senior securities outstanding was $20.1 million, for which our asset coverage was 226%. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
In addition, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have, and may continue to, make opportunistic investments in Structured Finance Notes and other non-qualifying assets, consistent with our investment strategy. As of March 31, 2022, approximately 77% of our investments were qualifying assets.
Contractual Obligations
We, with approval of our Board, entered into the Investment Advisory Agreement, the Second Amended Expense Support Agreement, Dealer Manager Agreement and the Administration Agreement. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 1 and Note 3."
At March 31, 2022, we had $602,580 of cash, as well as unfunded commitments under our PWB Credit Facility of $9,885,000, to meet our short-term contractual obligations, such as $4,063,558 in outstanding commitments to fund investments under various undrawn revolvers and other credit facilities. Long-term contractual obligations, such as our PWB Credit Facility that matures in 2023 and had $5,115,000 outstanding at March 31, 2022, can be repaid by selling portfolio investments.
We continue to believe our long-dated financing, with 75% of our total debt contractually maturing in 2026, affords us operational flexibility.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and will meet these unfunded commitments by using our cash on hand or utilizing our available borrowings under the PWB Credit Facility. In addition, we generally hold broadly syndicated loans in larger portfolio companies that can be sold over a relatively short period to generate cash.
Off-Balance Sheet Arrangements
Amounts Conditionally Reimbursable to OFS Advisor. OFS Advisor and affiliates have incurred offering costs and Contractual Issuer Expenses, of which $576,154 and $580,379 were unreimbursed as of March 31, 2022 and December 31, 2021, respectively. We remain conditionally liable to OFS Advisor for organization and offering costs incurred on our behalf. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 3.”
OFS Advisor and affiliates have provided aggregate operating expense support of $3,778,227 and $3,916,398 as of March 31, 2022 and December 31, 2021, respectively. We remain conditionally liable to OFS Advisor for operating expense support provided to us. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 3.”
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
We do not currently qualify and will not qualify in 2022 as a “publicly offered regulated investment company,” as defined in the Code. Accordingly, stockholders will be taxed as though they received a distribution of some of the our expenses. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. Since we are not a publicly offered RIC, a non-corporate stockholder’s allocable portion of our affected expenses, including a portion of our management fees, will be treated as an additional distribution to the stockholder. A non-corporate stockholder’s allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such stockholders.
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
Through March 31, 2022, substantially all of our distributions were funded through expense limitation payments by OFS Advisor and affiliates under the ESAs, and our distributions may in the future, be funded through expense limitation payments by OFS Advisor under the Second Amended Expense Support Agreement. The Second Amended Expense Support Agreement is designed to ensure no portion of our distribution to stockholders will be paid from Offering proceeds, and provides for expense limitation payments to us in any quarterly period our cumulative distributions to stockholders exceeds the Company's cumulative ICTI and net realized gains. Any such distributions funded through expense limitation payments are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or OFS Advisor continues to make such payments. The Second Amended Expense Support Agreement may be terminated by us or OFS Advisor, without payment of any penalty, upon written notice to us.
Share Repurchases
Since November 2018, the Board has approved quarterly tender offers to purchase shares of our outstanding common stock. Since November 2019, we have conducted quarterly tender offers to purchase, in each case, 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period. The repurchase offers allowed our stockholders to sell their shares back to us at a price equal to the most recently disclosed net asset value per share of our common stock immediately prior to the date of repurchase. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 9” for details on share repurchases.
Recent Developments
On April 26, 2022, our Board declared a distribution of $0.0846 per common share, which represents a 7.0% distribution yield based on the current Offering price, payable on July 15, 2022, to stockholders of record on April 27, 2022.
Subsequent to March 31, 2022, we sold an additional 26,227 common shares for additional net proceeds of $344,000.
On May 10, 2022, our Board approved a tender offer, commencing on May 27, 2022, to purchase 2.5% of the weighted average number of shares of the outstanding Common Stock for the trailing 12-month period ending March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
    We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing conflict between Russia and Ukraine and the COVID-19 pandemic have introduced significant volatility in the financial markets and global supply chain disruptions, and the effects of this volatility and these disruptions have impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 18, 2022.
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by our Board based on independent third-party valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the three months ended March 31, 2022 for more information relating to our investment valuation.
Interest Rate Risk
Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. As of March 31, 2022, 99% of our debt investments bore interest at floating interest rates, at fair value. Historically, the interest rates on our debt investments bearing floating interest rates have been based on a floating LIBOR, but will transition away from LIBOR to any one the various alternative reference rates, and typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. A significant portion of our loans that are subject to the floating rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors.
Our outstanding Unsecured Note bears interest at a fixed rate. Our PWB Credit Facility has a floating interest rate provision based on the Prime Rate with a 4.25% interest rate floor, which resulted in an stated interest rate of 4.25% as of March 31, 2022.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. As of March 31, 2022, 3-month LIBOR was 0.96%. Assuming that the interim, unaudited Statement of Assets and Liabilities as of March 31, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase	Interest income	Interest expense	Net increase
25	$86,988	$(12,965)	$74,023
50	164,133	(25,930)	138,203
75	254,624	(38,895)	215,729
100	347,998	(51,860)	296,137
125	443,516	(64,826)	378,691

Basis point decrease	Interest income	Interest expense(1)	Net decrease
25	$(7,428)	$—	$(7,428)
50	(25,102)	—	(25,102)
75	(33,283)	—	(33,283)
100	(40,206)	—	(40,206)
125	(40,206)	—	(40,206)
(1) Decreases in Prime Rate would not result in a change to interest expense due to the current Prime Rate and a minimum base rate, or floor, in our PWB Credit Facility.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 18, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Other than the risk described below, there have been no material changes from the risk factors previously disclosed in “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 18, 2022. The risks previously disclosed in our Annual Report on Form 10-K should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.
The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, the COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. In addition, the ongoing conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objectives, but there can be no assurance that we will be successful in doing so.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
During the three month period ended March 31, 2022, we sold 6,311 shares of our common stock for gross proceeds of $90,000, or a weighted average price of $14.26 per share, to investors who participated in the Offering and each of whom met the criteria of an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act.
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
Issuer Purchases of Equity Securities
    Since November 2018, the Board has approved quarterly tender offers to purchase shares of our outstanding common stock. Since November 2019, we have conducted quarterly tender offers to purchase, in each case, 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period. The repurchase offers allowed our stockholders to sell their shares back to us at a price equal to the most recently determined net asset value per share of our common stock immediately prior to the date of repurchase.
The following table summarizes the common stock repurchases by us for the three months ended March 31, 2022 and 2021, respectively:

	Number of Shares	Amount
Three months ended March 31, 2021
January 1, 2021 through March 31, 2021(1)	—	$—

Three months ended March 31, 2022
January 1, 2022 through March 31, 2022	53,204	$687,396
(1) The February 19, 2021 tender offer that was originally schedule to expire on March 26, 2021, was amended to extend the offer period to April 5, 2021.
Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Not applicable.

Item 6.  Exhibits
Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q

3.1	Certificate of Incorporation of Hancock Park Corporate Income	Form 10-12G (000-55552)	December 21, 2015
3.2	Bylaws of Hancock Park Corporate Income	Form 10-12G/A (000-55552)	February 8, 2016
14.1	Joint Code of Ethics of Hancock Park Corporate Income and OFS Advisor			*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act			*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act			*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

*	Filed herewith.
†	Furnished herewith.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2022	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer