Form 10-Q
period 2022-06-30
Hancock Park Corporate Income, Inc.
filed 2022-08-12
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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
Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 10, 2022 was 2,024,016.

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

Amended Expense Support Agreement	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of August 3, 2020, by and among the Company, OFS Advisor and CIM Capital
ASC	Accounting Standards Codification, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
CCO	CCO Capital, LLC, a Delaware limited liability company, the Company's dealer manager and affiliate to the Company, OFS Advisor and CIM Capital
CIM Capital	CIM Capital IC Management, LLC, an affiliate of OFS Advisor
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Company	Hancock Park Corporate Income, Inc. and its consolidated subsidiaries
Contractual Issuer Expenses	Salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in offering and other contractually-defined activities
Dealer Manager Agreement	Broker dealer management agreement dated August 3, 2020, by and among the Company, OFS Advisor, International Assets Advisory, LLC and CCO, and amended and restated on February 2, 2022
EBITDA	Earnings before interest, taxes, depreciation, and amortization
ESAs	The Prior Expense Support Agreement, the Amended Expense Support Agreement and the Second Amended Expense Support Agreement
Exchange Act	Securities Exchange Act of 1934, as amended
Expense Support Agreement	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of August 3, 2020, by and among the Company, OFS Advisor and CIM Capital
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI-MB	HPCI-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code and generally holds the equity investments of the Company that are taxed as pass-through entities
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor, dated July 15, 2016
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
NAV	Net asset value. NAV is calculated by aggregating our consolidated total assets less consolidated total liabilities and can be expressed in the aggregate or on a per share basis

Term	Explanation or Definition
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
Note Purchase Agreement	An agreement between the Company and a qualified institutional investor, dated November 27, 2019, in which the Company sold in a private placement the Unsecured Note
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock
OFS Advisor	OFS Capital Management, LLC, a wholly-owned subsidiary of OFSAM and registered investment advisor under the Advisers Act
OFS Capital	OFS Capital Corporation, a Delaware corporation and publicly-traded BDC for whom OFS Advisor serves as investment advisor
OFS Services	OFS Capital Services, LLC, a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Notes
Prime Rate	United States Prime interest rate
Prior Expense Support Agreement	Expense Support and Conditional Reimbursement Agreement dated July 15, 2016, between the Company and OFS Advisor
PWB Credit Facility	A senior secured revolving credit facility, as amended, with Pacific Western Bank, as lender, that provides for borrowings to the Company in an aggregate principal amount up to $15,000,000
RIC	Regulated investment company under the Code
SEC	United States Securities and Exchange Commission
Second Amended Expense Support Agreement	Second Amended and Restated Expense Support and Conditional Reimbursement Agreement dated February 2, 2022, between the Company and OFS Advisor, agreed to and accepted by CIM Capital
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Structured Finance Notes	CLO mezzanine debt, CLO subordinated debt, CLO loan accumulation facility positions and other CLO related investments
Sub-Advisory Agreement	Sub-Advisory Agreement dated as of August 3, 2020, by and between OFS Advisor and CIM Capital, which was terminated on February 2, 2022
Transaction Price	The price in an arm's length transaction involving the same security
Unsecured Note	An agreement, as amended, with The HCM Master Fund Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands in which the Company sold in a private placement an unsecured note in an aggregate principal amount of $15,000,000

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
•the timing or amount of distribution payments to our stockholders;
•interest rate volatility, including the transition from LIBOR to SOFR and/or other alternative reference rate(s);
•the general economy and its impact on the industries in which we invest;
•the impact of current political, economic and industry conditions, including changes in the interest rate environment, significant market volatility, supply chain disruptions, other conditions affecting the financial and capital markets, and the impacts of the COVID-19 pandemic on our business, financial condition, results of operations and fair value of our portfolio investments;
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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 18, 2022, and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q

for the quarter ended March 31, 2022, filed on May 13, 2022, and this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Non-control/non-affiliate investments, at fair value (amortized cost of $48,893,028 and $43,400,387, respectively)	$47,270,355	$43,608,569
Cash	1,244,979	3,246,987
Interest receivable	109,690	201,153
Receivable for investments sold	—	1,612,224
Subscriptions receivable	125,950	—
Prepaid expenses and other assets	10,692	23,133
Total assets	$48,761,666	$48,692,066

Liabilities:
Revolving line of credit	$6,490,000	$5,425,000
Unsecured note (net of discount and deferred debt issuance costs of $321,034 and $357,377, respectively)	14,678,966	14,642,623
Payable for investments purchased	2,039,833	—
Due to advisor and affiliates (see Note 3)	549,631	642,836
Accrued professional fees	157,779	234,538
Payable for repurchase of common stock	646,796	696,390
Distributions payable	503,199	520,126
Other liabilities	131,220	286,130
Total liabilities	25,197,424	22,447,643

Commitments and contingencies (see Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized, 1,974,814 and 2,020,361 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; 10,049 and -0- shares subscribed as of June 30, 2022 and December 31, 2021, respectively	1,985	2,020
Paid-in capital in excess of par	26,316,457	26,754,914
Total distributable earnings (losses)	(2,754,200)	(512,511)
Total net assets	23,564,242	26,244,423

Total liabilities and net assets	$48,761,666	$48,692,066

Number of shares outstanding and subscribed	1,984,863	2,020,361
Net asset value per share	$11.87	$12.99

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment income
Interest income	$1,191,164	$1,187,008	$2,269,016	$2,417,939
Fee income	7,496	116,110	40,555	150,429
Total investment income	1,198,660	1,303,118	2,309,571	2,568,368

Operating expenses
Interest expense	305,246	320,866	583,135	628,816
Management fees	150,249	137,332	297,262	278,500
Incentive fees	—	48,495	—	117,259
Administrative fees	242,110	186,544	469,827	372,933
Professional fees	138,199	242,341	299,729	443,486
Transfer agent fees	40,922	35,057	69,572	59,974
Other expenses	63,401	54,208	109,896	88,309
Amortization of deferred offering costs	13,555	24,860	27,729	67,288
Contractual issuer expenses	30,000	—	31,050	—
Total operating expenses	983,682	1,049,703	1,888,200	2,056,565
Less: Expense limitations under agreements with advisers (see Note 3)	(30,054)	(285,643)	(178,304)	(577,371)
Net operating expenses	953,628	764,060	1,709,896	1,479,194

Net investment income	245,032	539,058	599,675	1,089,174

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	11,722	(4,095)	13,684	(2,476)
Income tax expense from realized gains on investments	—	—	(31,000)	—
Net unrealized appreciation (depreciation) on investments	(1,641,732)	372,595	(1,830,856)	621,017
Deferred tax benefit (expense) on investments net unrealized appreciation/depreciation	5,232	1,377	3,424	(4,382)
Net gain (loss) on investments	(1,624,778)	369,877	(1,844,748)	614,159

Net increase (decrease) in net assets resulting from operations	$(1,379,746)	$908,935	$(1,245,073)	$1,703,333

Net investment income per common share – basic and diluted	$0.12	$0.25	$0.30	$0.50
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$(0.69)	$0.42	$(0.62)	$0.78
Distributions declared per common share	$0.25	$0.25	$0.51	$0.51
Basic and diluted weighted average shares outstanding and subscribed	2,000,333	2,156,129	2,009,186	2,171,658

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at December 31, 2020	2,178,920	$2,179	$29,042,554	$(1,602,858)	$27,441,875
Net investment income	—	—	—	1,089,174	1,089,174
Net realized loss on investments, net of taxes	—	—	—	(2,476)	(2,476)
Net unrealized appreciation on investments, net of taxes	—	—	—	616,635	616,635
Tax reclassifications of permanent differences	—	—	(8,250)	8,250	—
Common stock issued	39,426	39	511,861	—	511,900
Repurchase of common stock	(110,393)	(110)	(1,408,516)	—	(1,408,626)
Distributions to stockholders	—	—	—	(1,097,655)	(1,097,655)
Net increase (decrease) for the six month period ended June 30, 2021	(70,967)	(71)	(904,905)	613,928	(291,048)
Balances at June 30, 2021	2,107,953	$2,108	$28,137,649	$(988,930)	$27,150,827

Balances at March 31, 2021	2,200,627	$2,200	$29,319,933	$(1,358,807)	$27,963,326
Net investment income	—	—	—	539,058	539,058
Net realized loss on investments, net of taxes	—	—	—	(4,095)	(4,095)
Net unrealized appreciation on investments, net of taxes	—	—	—	373,972	373,972
Tax reclassifications of permanent differences	—	—	(3,750)	3,750	—
Common stock issued	17,719	19	229,981	—	230,000
Repurchase of common stock	(110,393)	(110)	(1,408,516)	—	(1,408,626)
Distributions to stockholders	—	—	—	(542,808)	(542,808)
Net increase (decrease) for the three month period ended June 30, 2021	(92,674)	(91)	(1,182,285)	369,877	(812,499)
Balances at June 30, 2021	2,107,953	$2,108	$28,137,649	$(988,930)	$27,150,827

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at December 31, 2021	2,020,361	$2,020	$26,754,914	$(512,511)	$26,244,423
Net investment income	—	—	—	599,675	599,675
Net realized loss on investments, net of taxes	—	—	—	(17,316)	(17,316)
Net unrealized depreciation on investments, net of taxes	—	—	—	(1,827,432)	(1,827,432)
Tax reclassifications of permanent differences	—	—	(14,850)	14,850	—
Common stock issued or subscribed	69,867	70	910,480	—	910,550
Repurchase of common stock	(105,365)	(105)	(1,334,087)	—	(1,334,192)
Distributions to stockholders	—	—	—	(1,011,466)	(1,011,466)
Net decrease for the six month period ended June 30, 2022	(35,498)	(35)	(438,457)	(2,241,689)	(2,680,181)
Balances at June 30, 2022	1,984,863	$1,985	$26,316,457	$(2,754,200)	$23,564,242

Balances at March 31, 2022	1,973,468	$1,973	$26,149,015	$(884,755)	$25,266,233
Net investment income	—	—	—	245,032	245,032
Net realized gain on investments, net of taxes	—	—	—	11,722	11,722
Net unrealized depreciation on investments, net of taxes	—	—	—	(1,636,500)	(1,636,500)
Tax reclassifications of permanent differences	—	—	(13,500)	13,500	—
Common stock issued or subscribed	63,556	64	827,686	—	827,750
Repurchase of common stock	(52,161)	(52)	(646,744)	—	(646,796)
Distributions to stockholders	—	—	—	(503,199)	(503,199)
Net increase (decrease) for the three month period ended June 30, 2022	11,395	12	167,442	(1,869,445)	(1,701,991)
Balances at June 30, 2022	1,984,863	$1,985	$26,316,457	$(2,754,200)	$23,564,242

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(1,245,073)	$1,703,333
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments, net of taxes	1,827,432	(616,635)
Net realized (gain) loss on investments	(13,684)	2,476
Income tax expense from realized gains on investments	31,000	—
Amortization of Net Loan Fees on investments	(179,000)	(314,587)
Amendment fees collected	11,024	—
Amortization of deferred debt issuance costs	36,343	48,211
Accretion of interest income on Structured Finance Notes	(498,748)	(210,423)
Paid-in-kind interest income	(7,578)	(64,061)
Purchase of portfolio investments	(13,250,908)	(17,692,557)
Proceeds from principal payments on portfolio investments	7,777,816	20,182,750
Sale or redemption of portfolio investments	100,849	856,353
Proceeds from distributions received from Structured Finance Notes	553,693	271,003
Changes in operating assets and liabilities:
Interest receivable	91,463	38,556
Due from sub-adviser	—	188,806
Due to advisor and affiliates	(93,205)	(108,324)
Receivable for investment sold	1,612,224	—
Payable for investments purchased	2,039,833	3,300,830
Other assets and liabilities	(232,910)	112,933
Net cash provided by (used in) operating activities	(1,439,429)	7,698,664

Cash flows from financing activities
Net proceeds from issuance of common stock	784,600	511,900
Distributions paid to stockholders	(1,028,393)	(1,104,043)
Borrowings under revolving line of credit	6,325,000	2,650,000
Repayments under revolving line of credit	(5,260,000)	(7,425,000)
Repurchase of common stock	(1,383,786)	(1,409,207)
Payment of debt issuance costs	—	(10,000)
Net cash used in financing activities	(562,579)	(6,786,350)

Net increase (decrease) in cash	(2,002,008)	912,314
Cash at beginning of period	3,246,987	3,012,833
Cash at end of period	$1,244,979	$3,925,147

Supplemental disclosure of cash flow information and noncash financing activities:
Amortization of deferred offering costs limited by investment advisor (see Note 3)	$27,729	$67,288
Cash paid for interest	546,278	575,570
Subscription receivable	125,950	—

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2022

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		8.75%	(L +6.50%)	12/19/2019	8/20/2025	$5,256,531	$5,192,520	$5,256,532	22.3%

Astro One Acquisition Corporation	Other Miscellaneous Nondurable Goods Merchant Wholesalers
Senior Secured Loan		10.75%	(L +8.50%)	1/31/2022	9/14/2029	1,000,000	885,358	828,541	3.5

Asurion, LLC	Communication Equipment Repair and Maintenance
Senior Secured Loan		6.92%	(L +5.25%)	6/28/2022	1/31/2028	500,000	436,250	429,375	1.8

Atlantis Holding, LLC	Electronics and Appliance Stores
Senior Secured Loan		9.30%	(SOFR +7.25%)	3/29/2022	3/31/2029	1,684,211	1,623,222	1,543,158	6.5

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		10.17%	(L +8.50%)	6/10/2021	6/11/2028	1,325,758	1,308,799	1,334,920	5.7
Senior Secured Loan (Delayed Draw) (12)		10.17%	(L +8.50%)	6/10/2021	6/11/2028	247,478	237,629	252,750	1.1
						1,573,236	1,546,428	1,587,670	6.8
Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
Senior Secured Loan (Delayed Draw) (5) (12)		8.80%	(SOFR +6.50%)	2/25/2022	2/25/2027	966,935	957,933	942,135	4.0
Senior Secured Loan (Revolver) (12)		n/m (5)	(SOFR +6.50%)	2/25/2022	2/25/2027	—	(1,201)	(3,309)	—
Common Equity (129 Class A units) (7)				2/25/2022			129,032	117,795	0.5
						966,935	1,085,764	1,056,621	4.5
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 units) (7)				3/27/2020			46,403	1,920	—

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2022

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		8.42%	(L +6.75%)	9/28/2018	3/30/2029	$1,499,955	$1,496,496	$1,486,611	6.3%

Dessert Holdings	Ice Cream and Frozen Dessert Manufacturing
Senior Secured Loan		9.50%	(L +7.25%)	2/2/2022	6/8/2029	833,333	819,650	796,417	3.4

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)				3/8/2018			115,154	129,000	0.5

Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (2) (17)		12.50% cash / 1.50% PIK	N/A	7/13/2017	1/13/2023	487,402	484,730	375,889	1.6
Common Equity (3,750 units) (7)				7/13/2017			37,500	—	—
						487,402	522,230	375,889	1.6
Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Senior Secured Loan		10.03%	(L +8.50%)	4/8/2021	6/26/2026	1,322,722	1,192,350	1,248,068	5.3

Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.75%	(L +9.50%)	10/25/2018	9/30/2025	1,000,000	981,341	990,538	4.2

Honor HN Buyer Inc	Services for the Elderly and Persons with Disabilities
Senior Secured Loan		8.25%	(L +6.00%)	10/15/2021	10/15/2027	856,330	841,238	828,579	3.5
Senior Secured Loan (Delayed Draw) (12)		8.25%	(L +6.00%)	10/15/2021	10/15/2027	249,573	242,443	232,096	1.0
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +6.00%)	10/15/2021	10/15/2027	—	(1,746)	(3,209)	—
						1,105,903	1,081,935	1,057,466	4.5
Idera	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		7.82%	(L +6.75%)	1/27/2022	3/2/2029	1,000,000	1,000,000	936,075	4.0

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2022

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan (2)		9.25% cash / 1.00% PIK	(L +8.00%)	10/1/2018	10/1/2024	$1,017,348	$1,000,043	$1,017,348	4.3%
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +7.00%)	10/1/2018	10/1/2024	—	(704)	—	—
						1,017,348	999,339	1,017,348	4.3
KNS Acquisition Corp. (9)	Electronic Shopping and Mail-Order Houses
Senior Secured Loan		8.50%	(L +6.25%)	7/26/2021	4/21/2027	981,250	979,082	947,888	4.0

Metasource	All Other Business Support Services
Senior Secured Loan (2)		7.78%	(SOFR +6.25%)	5/17/2022	5/17/2027	698,250	691,440	691,440	2.9
Senior Secured Loan (Delayed Draw)		n/m (5)	(SOFR +6.25%)	5/17/2022	5/17/2024	—	(2,815)	(2,815)	—
						698,250	688,625	688,625	2.9
Milrose Consultants, LLC	Administrative Management and General Management Consulting Services
Senior Secured Loan		8.75%	(L +6.50%)	7/16/2019	7/16/2025	3,869,597	3,869,597	3,792,205	16.1
Senior Secured Loan (Revolver) (12)		8.75%	(L +6.50%)	12/14/2021	7/16/2025	82,696	81,527	77,183	0.3
						3,952,293	3,951,124	3,869,388	16.4
One GI LLC (12)	Offices of Other Holding Companies
Senior Secured Loan (Delayed Draw)		8.42%	(L +6.75%)	12/13/2021	12/22/2025	870,625	855,457	833,244	3.5
Senior Secured Loan (Delayed Draw)		n/m (5)	(L +6.75%)	12/13/2021	12/13/2023	—	(3,328)	(19,679)	(0.1)
Senior Secured Loan (Revolver)		n/m (5)	(L +6.75%)	12/13/2021	12/22/2025	—	(2,880)	(7,156)	—
						870,625	849,249	806,409	3.4
Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		9.75% cash / 1.00% PIK	(L +9.75%)	3/23/2018	3/24/2025	155,108	154,542	156,593	0.7

RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 units) (7) (13)				1/17/2018			88,917	133,000	0.6

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2022

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
RC Buyer, Inc.	Other Automotive Mechanical and Electrical Repair and Maintenance
Senior Secured Loan		8.75%	(L +6.50%)	6/24/2022	7/30/2029	$1,125,000	$1,080,000	$1,080,000	4.6%

RSA Security	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		8.97%	(L +7.75%)	4/16/2021	4/27/2029	1,000,000	988,846	909,821	3.9

RumbleOn, Inc. (11)	Other Industrial Machinery Manufacturing
Senior Secured Loan		9.25%	(L +8.25%)	8/31/2021	8/31/2026	1,042,125	991,954	970,942	4.1
Senior Secured Loan (Delayed Draw) (12)		9.25%	(L +8.25%)	8/31/2021	2/23/2023	315,291	312,346	284,661	1.2
Warrants (warrants to purchase up to $150,000 in stock) (7)				8/31/2021	2/28/2023 (15)		50,082	9,636	—
						1,357,416	1,354,382	1,265,239	5.3
Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,)	Child Day Care Services
Senior Secured Loan		10.50%	(L +8.25%)	7/26/2018	7/30/2026	1,241,800	1,218,800	1,171,025	5.0

SS Acquisition, LLC	Sports and Recreation Instruction
Senior Secured Loan (6)		7.87%	(L +6.87%)	12/30/2021	12/30/2026	625,000	619,376	619,790	2.6
Senior Secured Loan (Delayed Draw) (12)		n/m (5)	(L +6.87%)	12/30/2021	12/30/2026	—	—	(3,126)	—
						625,000	619,376	616,664	2.6
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		9.67%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,593,200	1,586,521	6.7

The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		8.67%	(L +7.00%)	12/21/2021	12/22/2024	1,166,666	1,166,666	1,159,696	4.9
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +7.00%)	12/21/2021	12/22/2024	—	(2,750)	(1,991)	—
						1,166,666	1,163,916	1,157,705	4.9
Thryv, Inc. (9)	Directory and Mailing List Publishers
Senior Secured Loan		9.74%	(L +8.50%)	2/18/2021	3/1/2026	1,444,433	1,417,308	1,415,905	6.0

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2022

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
Senior Secured Loan		7.67%	(L +6.00%)	10/14/2021	10/14/2026	$1,335,661	$1,329,905	$1,333,381	5.7%
Senior Secured Loan (Revolver) (12)		7.67%	(L +6.00%)	10/14/2021	10/14/2026	63,971	63,025	63,594	0.3
						1,399,632	1,392,930	1,396,975	6.0
Tony's Finer Foods Enterprises, LLC	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured Loan		7.15%	(SOFR +6.00%)	4/20/2022	4/20/2028	883,721	875,174	875,174	3.7
Senior Secured Loan (Revolver) (12)		n/m (5)	(SOFR +6.00%)	4/20/2022	4/20/2027	—	(1,117)	(1,117)	—
						883,721	874,057	874,057	3.7
TruGreen Limited Partnership	Landscaping Services
Senior Secured Loan		10.75%	(L +8.50%)	5/13/2021	11/2/2028	1,500,000	1,540,058	1,499,365	6.4

Total Debt and Equity Investments						$39,241,990	$38,978,852	$38,316,409	162.6%

Structured Finance Note Investments (11)
Subordinated Notes, Mezzanine Debt and Other CLO-Related Investment
Apex Credit CLO 2020 Ltd.
Subordinated Notes (14)(16)		15.27%		11/16/2020	10/20/2031	$3,650,000	$3,136,189	$2,696,594	11.4%

Apex Credit CLO 2021 Ltd
Subordinated Notes (14)(16)		14.87%		5/28/2021	7/18/2034	1,480,000	1,209,405	959,288	4.1

Apex Credit CLO 2022-1A
Subordinated Notes (14)(16)		13.36%		4/28/2022	4/22/2033	1,892,824	1,534,235	1,534,235	6.5

CLO other (10)(14)		18.47%					21,251	28,367	0.1

Elevation CLO 2021-14 Ltd
Subordinated Notes (14)(16)		18.10%		9/21/2021	10/20/2034	1,750,000	1,432,067	1,267,461	5.4

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2022

Portfolio Company (1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Elevation CLO 2021-15, Ltd.
Subordinated Notes (14)(16)		18.47%		12/6/2021	1/5/2035	$1,250,000	$887,053	$793,535	3.4%

Monroe Capital MML CLO X, LTD.
Mezzanine debt - Class E-R		10.06%	(SOFR +8.75%)	4/22/2022	5/20/2034	1,000,000	936,869	936,869	4.0

Regatta II Funding
Mezzanine debt - Class DR2		7.99%	(L +6.95%)	6/5/2020	1/15/2029	800,000	757,107	737,597	3.1

Total Structured Finance Note Investments						$11,822,824	$9,914,176	$8,953,946	38.0%

Total Investments						$51,064,814	$48,893,028	$47,270,355	200.6%
(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as “restricted securities” as such term is defined under Rule 6-03(f) of Regulation S-X or Rule 144 of the Securities Act.
(2)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of June 30, 2022:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.50%	12.50% or 14.00%	1.00%
Inergex Holdings, LLC	Senior Loan	0% or 1.00%	9.25% to 10.25%	1.00%

(3)A majority of the debt investments bear interest at rates determined by reference to LIBOR (L) or SOFR, and reset monthly, quarterly, or semi-annually. For all variable-rate investments, the schedule presents the spread over LIBOR or SOFR and the interest rate as of June 30, 2022. All investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(4)Unless otherwise noted with footnote 9, fair value was determined using significant unobservable inputs for all of the Company’s investments and are considered Level 3 under GAAP. See Note 5 for further details.
(5)Not meaningful as there is no outstanding balance on the revolver or delayed draw. The Company earns unfunded commitment fees on undrawn revolving lines of credit balances, which are reported in fee income. The Company considers undrawn amounts in the determination of fair value.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2022
(6)The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of June 30, 2022:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
SS Acquisition, LLC	7.87%	7.50%	0.37%

(7)Non-income producing.
(8)Investments pledged as collateral under the PWB Credit Facility.
(9)Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.
(10) Fair value represents discounted cash flows associated with fees earned from CLO equity related investments.
(11) Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of June 30, 2022, approximately 79% of the Company's assets were qualifying assets.
(12) Subject to unfunded commitments. See Note 6.
(13) Investment held by HPCI-MB, a wholly owned subsidiary of the Company subject to corporate income tax.
(14) The interest rate disclosed on subordinated note investments is the estimated effective yield, generally established at purchase and re-evaluated upon receipt of distributions, and based upon projected amounts and timing of future distributions and the projected amount and timing of terminal principal payments at the time of estimation. The estimated yield and investment cost may ultimately not be realized.
(15) Represents expiration date of the warrants.
(16) Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated debt investments. CLO subordinated debt positions are entitled to recurring distributions which are generally equal to the residual cash flow of payments received on underlying securities less contractual payments to debt holders and fund expenses.
(17) Investment was on non-accrual status as of June 30, 2022, meaning the Company has suspended recognition of all or a portion of income on the investment. See Note 4 for further details.

See Notes to Consolidated Financial Statements (unaudited).

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

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 1. Organization
The Company is a Maryland corporation formed on December 8, 2015 as an externally managed, non-diversified, closed-end investment company. The Company has elected to be regulated as a BDC and as a RIC under Subchapter M of the Code.
The Company’s objective is to provide stockholders with current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments, primarily in middle-market companies located principally in the United States. In addition, the Company may make investments in Structured Finance Notes.
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
The Company intends to raise up to $200,000,000 through offering shares of its common stock to investors in a continuous offering in reliance on exemptions from the registration requirements of the Securities Act. Through August 3, 2020, the Company and OFS Advisor were party to a dealer manager agreement (the “Prior Dealer Manager Agreement”) with International Asset Advisory, LLC (“IAA”). Placement activities were conducted by IAA and participating broker dealers who solicited subscriptions to purchase shares of the Company’s common stock.
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
Concentration of credit risk: Aside from the Company’s investments, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. The Company places cash deposits only with high credit quality institutions that it believes will mitigate the risk of loss due to credit risk. The amount of loss due to credit risk from its

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

investments, if borrowers completely fail to perform according to the terms of the contracts, is equal to the sum of the Company’s recorded investments and the unfunded commitments disclosed in Note 6.
Valuation of Portfolio Investments: In December 2020, the SEC issued a final rule adopting Rule 2a-5 under the 1940 Act to establish requirements for determining fair value in good faith for purposes of the 1940 Act. The Company is evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intends to comply with the new rule’s mandatory requirements on or before the compliance date in September 2022.
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
OFS Advisor receives fees for providing services to the Company, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.25% and based on the average value of the Company’s total assets (other than cash, but including assets purchased with borrowed amounts and assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters.
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
The second part of the incentive fee (the “Capital Gain Fee”) will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and will equal 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation at the end of such year, less all previous amounts paid in

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

respect of the Capital Gain Fee. Since inception through June 30, 2022, the Company has not made a Capital Gain Fee payment.
The Company accrues the Capital Gain Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gain Fee relating to net unrealized appreciation is deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gain Fee previously accrued such that the amount of Capital Gain Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation).
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
Equity Ownership: As of June 30, 2022, affiliates of OFS Advisor held 74,084 shares of common stock, which is approximately 3.7% of the Company's outstanding shares of common stock.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Expenses recognized under agreements with the Advisors, CCO and OFS Services and distributions paid to affiliates for the three and six months ended June 30, 2022 and 2021 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Management fees	$150,249	$137,332	$297,262	$278,500
Incentive fees	—	48,495	—	117,259
Administrative fees	242,110	186,544	469,827	372,933
Dealer manager fees	27,000	7,500	29,700	16,500
Reimbursements of offering and Contractual Issuer Expenses	13,500	3,750	14,850	8,250
Distributions paid to affiliates	18,803	18,803	37,605	37,605
Expense Limitation Agreements:
The table below presents the contractual agreements between the Company and OFS Advisor and affiliates that provide or provided expense limitation for the period December 8, 2015 (inception) to date. The expense limitation clauses in these agreements were substantially identical, and as of June 30, 2022, all amounts are conditionally reimbursable to OFS Advisor for three years from the date such support is provided.

	Offering Costs and Contractual Issuer Expenses (collectively, the “Advisory Agreements”)	All Other Operating Expenses (collectively, the “ESAs”)
From December 8, 2015 (inception), to August 3, 2020	Investment Advisory Agreement	Prior Expense Support Agreement
From August 3, 2020, to February 1, 2022	Sub-Advisory Agreement	Amended Expense Support Agreement
From February 2, 2022	Investment Advisory Agreement	Second Amended Expense Support Agreement
OFS Advisor’s obligation to provide expense support to the Company can be terminated at any time.
Expense limitations provided under the Advisory Agreements and ESAs for the three and six months ended June 30, 2022 and 2021, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net offering costs and Contractual Issuer Expenses limitations under the Advisory Agreements	$30,054	$21,110	$43,928	$59,038
Operating expense limitations under the ESAs	—	264,533	134,376	518,333
Total expense limitations	$30,054	$285,643	$178,304	$577,371
During the three months ended June 30, 2022, the operating expense limitation under the ESAs was $-0- primarily due to distributed earnings and profits from HPCI-MB to the Company.
The Company is conditionally obligated to reimburse OFS Advisor for aggregate expense support provided of $4,024,447 and $4,496,777 at June 30, 2022 and December 31, 2021, respectively, as presented below:

	June 30, 2022	December 31, 2021
Unreimbursed costs under the Advisory Agreements:
Offering costs	$444,091	$564,256
Contractual Issuer Expenses	40,976	16,123
Total unreimbursed costs under the Advisory Agreements	485,067	580,379
Unreimbursed operating expense support under the ESAs	3,539,380	3,916,398
Total conditional reimbursement obligation under expense limitation agreements	$4,024,447	$4,496,777

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Offering Costs and Contractual Issuer Expense Limitations: The Company is conditionally liable for offering costs and Contractual Issuer Expenses that OFS Advisor and affiliates have incurred, or OFS Advisor expects to incur, throughout the Offering, on its behalf. The Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid have been recovered.
Unreimbursed offering costs and Contractual Issuer Expenses subject to conditional reimbursement as of June 30, 2022, are summarized below:

Period incurred	Unreimbursed Total	Expiration of reimbursement eligibility (1)
Three months ended September 30, 2019	$85,068	September 30, 2022
Three months ended December 31, 2019	78,506	December 31, 2022
Year ended December 31, 2020	217,356	December 31, 2023
Year ended December 31, 2021	57,587	December 31, 2024
Six months ended June 30, 2022	46,550	June 30, 2025
Total unreimbursed offering costs and Contractual Issuer Expenses	$485,067
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
Unreimbursed support for operating expenses provided under the ESAs and conditions for reimbursement to OFS Advisor as of June 30, 2022, are summarized below:

		Other Operating Expense Ratio
Supported period	Amount of expense limitation	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share (1)	Expiration of reimbursement eligibility
Three months ended September 30, 2019	$231,737	5.1%	5.5%	7.1%	September 30, 2022
Three months ended December 31, 2019	385,544	4.9%	5.5%	7.2%	December 31, 2022
Three months ended March 31, 2020	334,160	5.9%	6.2%	7.2%	March 31, 2023
Three months ended June 30, 2020	425,718	6.1%	6.2%	7.2%	June 30, 2023
Three months ended September 30, 2020	452,480	6.7%	6.2%	7.2%	September 30, 2023
Three months ended December 31, 2020	404,258	6.6%	6.2%	7.2%	December 31, 2023
Three months ended March 31, 2021	253,800	6.5%	6.8%	7.2%	March 31, 2024
Three months ended June 30, 2021	264,533	7.6%	6.8%	7.1%	June 30, 2024
Three months ended September 30, 2021	652,774	6.8%	6.8%	7.1%	September 30, 2024
Three months ended March 31, 2022	134,376	7.2%	n/m(2)	7.0%	March 31, 2025
Total unreimbursed operating expense limitations provided under the ESAs	$3,539,380
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 4. Investments
As of June 30, 2022, the Company had loans to 30 portfolio companies, of which 99% were senior secured loans and 1% were subordinated loans, at fair value, as well as common equity investments in three of these portfolio companies. The Company also held equity investments in three portfolio companies in which it did not hold a debt investment and seven Structured Finance Note investments. As of June 30, 2022, investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$38,027,034	77.7%	161.3%	$37,549,169	79.5%	159.3%
Subordinated debt investments	484,730	1.0	2.1	375,889	0.8	1.6
Common equity and warrant investments	467,088	1.0	2.0	391,351	0.8	1.7
Total Portfolio Company Investments	38,978,852	79.7	165.4	38,316,409	81.1	162.6
Structured Finance Notes	9,914,176	20.3	42.1	8,953,946	18.9	38.0
Total investments	$48,893,028	100.0%	207.5%	$47,270,355	100.0%	200.6%
At June 30, 2022, all of the Company’s debt and equity investments were domiciled in the United States, while its subordinated notes and mezzanine debt securities were domiciled in the Cayman Islands. Structured Finance Notes generally hold underlying portfolios of investments in companies domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
All Other Business Support Services	$688,623	1.4%	2.9%	$688,624	1.5%	2.9%
Security Systems Services (except Locksmiths)	1,496,496	3.1	6.4	1,486,611	3.1	6.6
Arts, Entertainment, and Recreation
All Other Amusement and Recreation Industries	1,163,916	2.4	4.9	1,157,705	2.4	4.9
Landscaping Services	1,540,058	3.1	6.5	1,499,365	3.2	6.4
Construction
Plumbing, Heating, and Air-Conditioning Contractors	154,542	0.3	0.7	156,593	0.3	0.7
Education Services
Sports and Recreation Instruction	619,376	1.3	2.6	616,664	1.3	2.6
Health Care and Social Assistance
Child Day Care Services	1,218,800	2.5	5.2	1,171,025	2.5	5.0
Home Health Care Services	981,341	2.0	4.2	990,538	2.1	4.2
Outpatient Mental Health and Substance Abuse Centers	1,546,428	3.2	6.6	1,587,670	3.4	6.7
Services for the Elderly and Persons with Disabilities	2,167,699	4.4	9.2	2,114,087	4.5	9.0
Information
Data Processing, Hosting, and Related Services	115,154	0.2	0.5	129,000	0.3	0.5
Directory and Mailing List Publishers	1,417,308	2.9	6.0	1,415,905	3.0	6.0
Software Publishers	88,917	0.2	0.4	133,000	0.3	0.6
Management of Companies and Enterprises
Offices of Other Holding Companies	849,249	1.7	3.6	806,409	1.7	3.4

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Manufacturing
Current-Carrying Wiring Device Manufacturing	$1,192,350	2.4%	5.1%	$1,248,068	2.6%	5.3%
Ice Cream and Frozen Dessert Manufacturing	819,650	1.7	3.5	796,417	1.7	3.4
Motorcycle, Bicycle, and Parts Manufacturing	1,392,930	2.8	5.9	1,396,975	3.0	5.9
Other Industrial Machinery Manufacturing	1,354,382	2.8	5.7	1,265,239	2.7	5.4
Other Services (except Public Administration)
Communication Equipment Repair and Maintenance	436,250	0.9	1.9	429,375	0.9	1.8
Other Automotive Mechanical and Electrical Repair and Maintenance	1,080,000	2.2	4.6	1,080,000	2.3	4.6
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	3,951,124	8.1	16.8	3,869,388	8.2	16.3
Other Computer Related Services	999,339	2.0	4.2	1,017,348	2.2	4.3
Public Administration
Other Justice, Public Order, and Safety Activities	46,403	0.1	0.2	1,920	—	—
Retail Trade
Electronics and Appliance Stores	1,623,222	3.3	6.9	1,543,158	3.3	6.5
Electronic Shopping and Mail-Order Houses	979,082	2.0	4.2	947,888	2.0	4.0
Shoe Store	522,230	1.1	2.2	375,889	0.8	1.6
Supermarkets and Other Grocery (except Convenience) Stores	874,057	1.8	3.7	874,057	1.8	3.7
Wholesale Trade
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	1,988,846	4.1	8.4	1,845,896	3.9	7.8
Industrial Machinery and Equipment Merchant Wholesalers	1,593,200	3.3	6.8	1,586,521	3.4	6.7
Motor Vehicle Parts (Used) Merchant Wholesalers	5,192,522	10.6	22.0	5,256,533	10.9	22.3
Other Miscellaneous Nondurable Goods Merchant Wholesalers	885,358	1.8	3.8	828,541	1.8	3.5
Total Portfolio Company Investments	$38,978,852	79.7%	165.5%	$38,316,409	81.1%	162.6%
Structured Finance Notes	9,914,176	20.3	42.1	8,953,946	18.9	38.0
Total investments	$48,893,028	100.0%	207.6%	$47,270,355	100.0%	200.6%

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

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

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Landscaping Services	$1,543,189	3.6%	5.9%	$1,530,000	3.5%	5.8%
Security Systems Services (except Locksmiths)	1,490,779	3.4	5.7	1,514,955	3.5	5.8
Arts, Entertainment, and Recreation
All other amusement and recreation industries	1,163,366	2.7	4.4	1,171,162	2.7	4.5
Construction
Plumbing, Heating, and Air-Conditioning Contractors	323,853	0.7	1.2	325,936	0.7	1.2
Education Services
Sports and Recreation Instruction	618,757	1.4	2.4	618,757	1.4	2.4
Health Care and Social Assistance
Child Day Care Services	1,215,994	2.8	4.6	1,148,024	2.6	4.4
Home Health Care Services	984,075	2.3	3.7	1,000,000	2.3	3.8
Outpatient Mental Health and Substance Abuse Centers	1,296,716	3.0	4.9	1,367,530	3.1	5.2
Services for the Elderly and Persons with Disabilities	836,917	1.9	3.2	836,917	1.9	3.2
Information
Data Processing, Hosting, and Related Services	115,154	0.3	0.4	131,047	0.3	0.5
Directory and Mailing List Publishers	1,002,156	2.3	3.8	1,042,724	2.4	4.0
Software Publishers	88,917	0.2	0.3	143,361	0.3	0.5
Management of Companies and Enterprises
Offices of Other Holding Companies	615,682	1.4	2.3	615,682	1.4	2.3

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Manufacturing
Current-Carrying Wiring Device Manufacturing	$884,448	2.0%	3.4%	$984,583	2.3%	3.8%
Metal Can Manufacturing	1,071,677	2.5	4.1	1,083,333	2.5	4.1
Motorcycle, Bicycle, and Parts Manufacturing	1,300,079	3.0	5.0	1,299,935	3.0	5.0
Other Industrial Machinery Manufacturing	1,036,602	2.4	3.9	1,050,179	2.4	4.0
National industry
Other Accounting Services	3,502,637	8.1	13.3	3,558,423	8.2	13.6
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	3,998,011	9.2	15.3	3,936,385	9.0	15.0
Other Computer Related Services	1,001,344	2.3	3.8	1,017,348	2.3	3.9
Public Administration
Other Justice, Public Order, and Safety Activities	46,403	0.1	0.2	1,944	—	—
Retail Trade
Electronic Shopping and Mail-Order Houses	991,328	2.3	3.8	981,443	2.3	3.7
Shoe Store	520,691	1.2	2.0	491,666	1.1	1.9
Wholesale Trade
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	988,036	2.3	3.8	948,971	2.2	3.6
Industrial Machinery and Equipment Merchant Wholesalers	1,592,716	3.7	6.1	1,593,220	3.7	6.1
Motor Vehicle Parts (Used) Merchant Wholesalers	5,208,743	12.0	19.9	5,219,351	12.0	19.9
Total debt and equity investments	33,438,270	77.1	127.4	33,612,876	77.1	128.2
Structured Finance Notes	9,962,117	22.9	38.0	9,995,693	22.9	38.1
Total investments	$43,400,387	100.0%	165.4%	$43,608,569	100.0%	166.3%
Non-Accrual Loans: Management reviews all loans that become past due on principal and interest, and/or when there is reasonable doubt that principal, cash interest, or PIK interest will be collected, for placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest is credited to income and is reversed. Additionally, Net Loan Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. As of June 30, 2022, the amortized cost and fair value of the loan on non-accrual status with respect to all interest and Net Loan Fee amortization was $484,730 and $375,889, respectively. At December 31, 2021, the Company had zero portfolio companies on non-accrual status.
Portfolio Concentration: As of June 30, 2022 and December 31, 2021, approximately 22% and 22%, respectively, of the Company’s net assets were comprised of Structured Finance Notes managed by a single adviser.
As of June 30, 2022, the Company’s senior secured debt investment in All Star Auto Lights, Inc. accounted for 11% and 22% of its total portfolio at fair value and its total net assets, respectively.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

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
The inputs into the determination of fair value are based upon the best information under the circumstances and may require significant judgment or estimation by management. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. The Company generally categorizes its investment portfolio into Level 3, and to a lesser extent Level 2, of the hierarchy.
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. A senior security with a fair value of $947,888 was transferred from Level 2 to Level 3 during the three months ended June 30, 2022. No senior securities were transferred from Level 2 to Level 3 during the six months ended June 30, 2022. Senior securities with a fair value of $328,086 were transferred from Level 3 to Level 2 during the three months ended June 30, 2021. No senior securities were transferred from Level 3 to Level 2 during the six months ended June 30, 2021. Transfers between levels during the reporting periods were due to availability of reliable Indicative Prices in those periods.
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, rising interest and inflation rates and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of our investments.
The following tables present the Company's investment portfolio measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, respectively:

Security	Level 1	Level 2	Level 3	Fair Value at June 30, 2022
Debt investments	$—	$1,845,280	$36,079,778	$37,925,058
Equity investments	—	—	391,351	391,351
Structured Finance Notes	—	—	8,953,946	8,953,946
	$—	$1,845,280	$45,425,075	$47,270,355

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2021
Debt investments	$—	$1,042,724	$32,209,932	$33,252,656
Equity investments	—	—	360,220	360,220
Structured Finance Notes	—	—	9,995,693	9,995,693
	$—	$1,042,724	$42,565,845	$43,608,569
The following tables provide quantitative information about valuation techniques and the Company’s significant inputs to the Company’s Level 3 fair value measurements as of June 30, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at June 30, 2022.

	Fair Value at June 30, 2022	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$31,518,049	Discounted cash flow	Discount rates	9.51% - 16.98% (11.79%)
Senior secured	4,185,840	Market approach	Transaction Price

Subordinated	375,889	Market approach	EBITDA multiples	4.75x - 4.75x (4.75x)

Structured Finance Notes:
Subordinated notes and CLO equity related investments (1)	5,745,245	Discounted cash flow	Discount rates	0.96% - 22.50% (21.19%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)
Subordinated notes and CLO equity related investments	1,534,235	Market approach	Transaction Price

Mezzanine debt	737,597	Discounted cash flow	Discount margin	9.15% - 9.15% (9.15%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)
Mezzanine debt	936,869	Market approach	Transaction Price

Equity investments:
Common equity and warrants	391,351	Market approach	EBITDA multiples	4.13x - 11.50x (8.39x)
	$45,425,075
(1) The cash flows utilized in the discounted cash flow calculations assume: (i) immediate liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices; and (ii) redeployment of proceeds at the issuing CLO’s assumed reinvestment rate.

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
	$42,565,845
(1) The cash flows utilized in the discounted cash flow calculations assume: (i) liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices; and (ii) redeployment of proceeds at the issuing CLO’s assumed reinvestment rate.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The following tables present changes in the investment measured at fair value using Level 3 inputs for the six months ended June 30, 2022 and 2021, respectively:

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Notes	Total
Level 3 assets, December 31, 2021	$31,733,653	$476,279	$—	$360,220	$9,995,693	$42,565,845
Net unrealized depreciation on investments	(588,377)	(101,928)	—	(97,901)	(993,806)	(1,782,012)
Net realized loss on investments	(210)	—	—	—	—	(210)
Amortization of Net Loan Fees	101,529	327	—	—	72,887	174,743
Paid-in-kind interest income	6,367	1,211	—	—	—	7,578
Accretion of interest income on Structured Finance Notes	—	—	—	—	498,748	498,748
Proceeds from principal payments on portfolio investments	(5,197,459)	—	—	—	(2,500,000)	(7,697,459)
Sale or redemption of portfolio investments	(100,849)	—	—	—	—	(100,849)
Purchase of portfolio investments	9,760,259	—	—	129,032	2,434,117	12,323,408
Proceeds from distributions received from Structured Finance Notes	—	—	—	—	(553,693)	(553,693)
Amendment fees collected	(11,024)	—	—	—	—	(11,024)
Level 3 assets, June 30, 2022	$35,703,889	$375,889	$—	$391,351	$8,953,946	$45,425,075

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Notes	Total
Level 3 assets, December 31, 2020	$38,573,440	$381,516	$338,000	$708,036	$4,997,216	$44,998,208
Net unrealized appreciation (depreciation) on investments	603,980	64,618	(3,069)	(18,942)	(72,370)	574,217
Net realized loss on investments	(9,452)	—	—	—	—	(9,452)
Amortization of Net Loan Fees	263,371	2,650	—	—	41,758	307,779
Paid-in-kind interest income	62,846	1,215	—	—	—	64,061
Accretion of interest income on Structured Finance Notes	—	—	—	—	210,423	210,423
Proceeds from principal payments on portfolio investments	(18,303,902)	—	—	—	(1,600,000)	(19,903,902)
Sale or redemption of portfolio investments	(748,121)	—	—	—	—	(748,121)
Purchase of portfolio investments	13,198,160	—	—	—	2,880,700	16,078,860
Proceeds from distributions received from portfolio investments	—	—	—	—	(271,003)	(271,003)
Level 3 assets, June 30, 2021	$33,640,322	$449,999	$334,931	$689,094	$6,186,724	$41,301,070

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the six months ended June 30, 2022 and 2021, attributable to the Company’s Level 3 assets still held at those respective period ends was as follows:

	Period ended June 30,
	2022	2021
Senior secured debt investments	$(520,933)	$508,991
Subordinated debt investments	(101,929)	64,618
Preferred equity	—	(3,069)
Common equity and warrants	(97,901)	(18,943)
Structured Finance Notes	(947,426)	(63,286)
Net unrealized appreciation (depreciation) on investments held	$(1,668,189)	$488,311
Other Financial Assets and Liabilities
The Company provides disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments, such as cash, receivables and payables, approximate the fair value of such items due to the short maturity of such financial instruments. The PWB Credit Facility is a variable rate instrument and fair value is estimated to approximate carrying value as of June 30, 2022 and December 31, 2021.
The following tables present the fair value measurements of the Company's debt and indicate the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$6,490,000	$6,490,000
Unsecured Note	—	—	13,284,608	13,284,608
Total debt, at fair value	$—	$—	$19,774,608	$19,774,608

	December 31, 2021
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$5,425,000	$5,425,000
Unsecured Note	—	—	14,987,583	14,987,583
Total debt, at fair value	$—	$—	$20,412,583	$20,412,583
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

The following table sets forth the carrying values and fair values of the Company’s debt as of June 30, 2022 and December 31, 2021, respectively:

	As of June 30, 2022		As of December 31, 2021
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
PWB Credit Facility	$6,490,000	$6,490,000	$5,425,000	$5,425,000
Unsecured Note	14,678,966	13,284,608	14,642,623	14,987,583
Total debt	$21,168,966	$19,774,608	$20,067,623	$20,412,583
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 6. Commitments and Contingencies
As of June 30, 2022 and December 31, 2021, the Company had outstanding commitments to fund investments totaling $3,452,947 and $4,180,448, respectively, under various undrawn revolvers and other credit facilities.
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2022.
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
Note 7. Borrowings
PWB Credit Facility: On September 12, 2018, the Company entered into the PWB Credit Facility. The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.75% margin and includes an unused commitment fee for any unused portion in excess of $3,000,000, payable monthly in arrears, equal to 0.50% per annum on any unused portion. On February 17, 2021, the Company amended the PWB Credit Facility to, among other things: (i) increase the maximum amount available under the PWB Credit Facility from $10,000,000 to $15,000,000; (ii) decrease the interest rate floor from 5.50% per annum to 5.25% per annum; (iii) restrict the transfer of certain assets to the Company's subsidiaries or incurrence of debt by, or the encumbrance of assets of, the Company's subsidiaries; and (iv) extend the maturity date from February 28, 2021 to February 28, 2023. On November 15, 2021, the Company amended the PWB Credit Facility to decrease the interest rate floor from 5.25% to 4.25%, effective as of November 1, 2021. Fees and legal costs incurred in connection with the PWB Credit Facility are amortized over the life of the facility.
The maximum availability of the PWB Credit Facility is equal to 35% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of June 30, 2022 and December 31, 2021, the Company had $6,490,000 and $5,425,000, respectively, of outstanding debt under the PWB Credit Facility. As of June 30, 2022, the unused commitment under the PWB Credit Facility was $8,510,000.
For the three and six months ended June 30, 2022 and 2021, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the PWB Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stated interest expense	$80,825	$46,938	$134,292	$93,105
Amortization of debt issuance costs	—	12,287	—	12,287
Total interest and debt financing costs	$80,825	$59,225	$134,292	$105,392
Cash paid for interest expense	$80,716	$41,614	$133,778	$88,070
Effective interest rate	6.14%	7.43%	5.97%	10.44%
Average outstanding balance	$5,268,846	$1,593,681	$4,498,370	$2,018,370
Unsecured Note: On November 27, 2019, the Company entered into the Note Purchase Agreement in which the Company sold the Unsecured Note. The Unsecured Note has an annual fixed interest rate of 5.50% payable quarterly and matures on November 27, 2026. On September 23, 2021, the Company executed an amendment (the “Amendment”) to the Unsecured Note which, among other things: (i) extended the scheduled maturity date of the Unsecured Note from November 27, 2024 to November 27, 2026; and (ii) reduced the coupon rate of the Unsecured Note from 6.50% to 5.50%. In addition, the Company may, at its option, upon notice to the purchaser, redeem at any time all, or from time to time, any part of, the Unsecured Note, in an amount not less than 10% of the aggregate principal amount of the Unsecured Note then outstanding in the case of a partial redemption, at 100% of the principal amount so redeemed, together with interest on such Unsecured Note accrued to, but excluding, the date of redemption, and with no redemption settlement amount paid by the Company in connection with any such redemption. Fees and legal costs incurred with the Unsecured Note are amortized over the life of the facility.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The Unsecured Note contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants, such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the 1940 Act and a minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, certain judgements and orders and certain events of bankruptcy.
As of June 30, 2022 and December 31, 2021, the Company’s Unsecured Note had an aggregate outstanding principal of $15,000,000 and $15,000,000, respectively.
For the three and six months ended June 30, 2022 and 2021, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Note were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stated interest expense	$206,250	$243,750	$412,500	$487,500
Amortization of debt issuance costs	18,171	17,891	36,343	35,924
Total interest and debt financing costs	$224,421	$261,641	$448,843	$523,424
Cash paid for interest expense	$206,250	$243,750	$412,500	$487,500
Effective interest rate	5.98%	6.98%	5.98%	6.98%
Average outstanding balance	$15,000,000	$15,000,000	$15,000,000	$15,000,000
For the three and six months ended June 30, 2022 and 2021, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Average dollar borrowings	$20,268,846	$16,593,681	$19,498,370	$17,018,370
Weighted average effective interest rate	6.02%	7.73%	5.98%	7.39%

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 8. Financial Highlights
The following is a schedule of financial highlights for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Per share operating performance:
Net asset value per share at beginning of period	$12.80	$12.71	$12.99	$12.59
Net investment income (6)	0.12	0.25	0.30	0.50
Net realized gain (loss) on non-control/non-affiliate investments, net of taxes (6)	0.01	—	(0.01)	—
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments, net of taxes (6)	(0.82)	0.17	(0.91)	0.28
Total income (loss) from operations	(0.69)	0.42	(0.62)	0.78
Distributions (1)	(0.25)	(0.25)	(0.51)	(0.51)
Issuance and repurchase of common stock (2)(6)	0.01	—	0.01	0.02
Net asset value per share at end of period	$11.87	$12.88	$11.87	$12.88
Total return based on net asset value (3)(8)	(5.3)%	4.3%	(4.8)%	3.3%
Shares outstanding and subscribed at end of period	1,984,863	2,107,953	1,984,863	2,107,953
Weighted average shares outstanding and subscribed	2,000,333	2,156,129	2,009,186	2,171,658
Ratio/Supplemental Data
Average net asset value (4)	$24,415,238	$27,557,077	$25,024,966	$27,518,676
Net asset value at end of period	$23,564,242	$27,150,827	$23,564,242	$27,150,827
Net investment income	$245,032	$539,058	$599,675	$1,089,174
Ratio of total net operating expenses to average net assets (5)	15.6%	11.1%	13.7%	10.8%
Ratio of net investment income to average net assets (5)	4.0%	7.8%	4.8%	7.9%
Portfolio turnover (7)	14.3%	19.5%	18.2%	40.0%
(1)The per share data for distributions is the actual amount of distributions declared per share during the period. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its estimated ICTI for the full year and distributions paid for the full year. The Company anticipates its distributions to be comprised 100% from net investment income.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 9. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued or subscribed in the Offering during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	63,556	$900,000	17,718	$250,000	69,867	$990,000	39,425	$550,000
Commissions and dealer manager fees	—	(72,250)	—	(20,000)	—	(79,450)	—	(38,100)
Net proceeds to the Company	63,556	$827,750	17,718	$230,000	69,867	$910,550	39,425	$511,900
Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the six months ended June 30, 2022 and 2021. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount	Cash Distribution
Six Months Ended June 30, 2021
January 26, 2021	January 27, 2021	April 15, 2021	$0.0846	$184,337
February 23, 2021	February 24, 2021	April 15, 2021	0.0846	184,337
March 27, 2021	March 29, 2021	April 15, 2021	0.0846	186,173
April 27, 2021	April 28, 2021	July 15, 2021	0.0846	181,488
May 25, 2021	May 26, 2021	July 15, 2021	0.0846	182,987
June 26, 2021	June 28, 2021	July 15, 2021	0.0846	178,333

Six Months Ended June 30, 2022
January 26, 2022	January 27, 2022	April 15, 2022	$0.0846	$170,923
February 23, 2022	February 24, 2022	April 15, 2022	0.0846	170,923
March 28, 2022	March 29, 2022	April 15, 2022	0.0846	166,421
April 26, 2022	April 27, 2022	July 15, 2022	0.0846	166,956
May 25, 2022	May 26, 2022	July 15, 2022	0.0846	169,174
June 27, 2022	June 28, 2022	July 15, 2022	0.0846	167,069
The per share distribution amount was $0.51 and $0.51 for the six months ended June 30, 2022 and 2021, respectively.
The above distributions were funded, in part, through the reimbursement of certain operating expenses under the ESAs. The Second Amended Expense Support Agreement is designed to ensure no portion of the Company’s distribution to stockholders will be paid from Offering proceeds, and will provide for expense reduction payments to the Company in any quarterly period in which the Company's aggregate distributions to stockholders exceeds the Company’s cumulative ICTI and net realized gains. The Second Amended Expense Support Agreement may be terminated by OFS Advisor, without payment of any penalty, with or without notice to the Company. However, the Second Amended Expense Support Agreement is subordinated to the PWB Credit Facility, and prior to cancelling the Second Amended Expense Support Agreement, OFS Advisor must provide Pacific Western Bank with 30 days advance written notice of termination of the Second Amended and Restated Expense Support Agreement.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Repurchases of Shares
The following table summarizes the common stock repurchases by the Company for the six months ended June 30, 2022 and 2021, respectively:

	Number of Shares	Amount
Six months ended June 30, 2021
January 1, 2021 through April 5, 2021(1)	55,377	$708,272
April 6, 2021 through June 30, 2021	55,016	700,354

Six months ended June 30, 2022
January 1, 2022 through March 31, 2022	53,204	$687,396
April 1, 2022 through June 30, 2022	52,161	646,796
(1) The Company's February 19, 2021 tender offer that was originally scheduled to expire on March 26, 2021, was amended to extend the offer period to April 5, 2021.
All repurchased shares were retired upon acquisition.
Note 10. Subsequent Events Not Disclosed Elsewhere
On July 26, 2022, the Board declared a distribution of $0.0846 per common share, which represents a 7.6% distribution yield based on the Company’s common stock offering price as of July 28, 2022, payable on August 5, 2022, to stockholders of record on July 27, 2022.
Subsequent to June 30, 2022, the Company sold an additional 39,153 common shares for additional net proceeds of $471,760.
On August 9, 2022, the Board approved a tender offer, commencing on August 30, 2022, to purchase 2.5% of the weighted average number of shares of the outstanding Common Stock for the trailing 12-month period ending June 30, 2022.

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
Overview
    Key performance metrics are presented below:

	June 30, 2022	March 31, 2022
Net asset value per common share	$11.87	$12.80

	Three Months Ended
	June 30, 2022	March 31, 2022
Net investment income per common share	$0.12	$0.18
Net increase (decrease) in net assets resulting from operations per common share	(0.69)	0.07
Distributions declared per common share	0.25	0.25
Our NAV per share decreased from $12.80 at March 31, 2022 to $11.87 per common share at June 30, 2022, primarily due to net losses on our investment portfolio of $1,624,778, or $0.82 per share.
The net loss on investments of $1,624,778 for the quarter ended June 30, 2022 was primarily due to unrealized depreciation on investments as a result of widening of liquid credit market spreads. During the quarter ended June 30, 2022, our subordinated loan in Eblens Holdings, Inc. was placed on non-accrual status. As of June 30, 2022, our loan portfolio had one non-accrual loan with a fair value of $375,889, or 0.8% of our total investments at fair value, compared to zero non-accrual loans at March 31, 2022.
For the quarter ended June 30, 2022, our portfolio’s weighted-average performing income yield increased to 10.0% compared to 9.5% for the quarter ended March 31, 2022, primarily due to an increase in the weighted average yield on our Structured Finance Notes and an increase in amortization of deferred fees as a result of higher portfolio payoffs. For the quarter ended June 30, 2022, our weighted-average debt interest costs increased to 6.0% compared to 5.9% for the quarter ended March 31, 2022, primarily due to an increase in the cost of debt on our PWB Credit Facility resulting from Prime Rate increases.
At June 30, 2022, our asset coverage ratio was 210% and we remained in compliance with all applicable covenants under our outstanding debt and our minimum asset coverage requirement under the 1940 Act. As of June 30, 2022, we had an unfunded commitment of $8,510,000 under our PWB Credit Facility. Based on fair values and equity capital at June 30, 2022, we could access our entire commitment under the PWB Credit Facility and we remained in compliance with our asset coverage requirements. As of June 30, 2022, we had unfunded loan commitments of $3,452,947 to twelve portfolio companies. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and expect to continue to selectively deploy capital in new investment opportunities in this challenging environment.
On July 26, 2022, our Board declared a $0.0846 per common share distribution, which represents a 7.6% distribution yield based on our common stock offering price as of July 28, 2022, payable on August 5, 2022, to stockholders of record on July 27, 2022 (the “July Distribution”). Beginning with the July Distribution, our Board intends to declare future monthly distributions to be paid on the 5th day of the following month (or if the 5th day is not a business day, the next business day).
Our financial condition, including the fair value of our portfolio investments, and results of operations may be materially impacted after June 30, 2022 by circumstances and events that are not yet known. To the extent our portfolio investments are adversely impacted by the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, rising interest rates, inflationary pressures, or by other factors, we may experience a material adverse impact on our future net investment income, the underlying value of our investments, our financial condition and the financial condition of our portfolio investments.
We are also subject to financial risks, including changes in market interest rates. As of June 30, 2022, approximately $37.5 million (aggregate fair value), or 99%, of our debt investments bore interest at variable rates, which are generally LIBOR-based. We have prepared and planned for the transition away from LIBOR by incorporating alternate reference rates to be used in our credit agreements and making other preparations and believe the impact of the transition will be minimal. However, it is not possible to predict the effect of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments. Additionally, on March 16, 2022, May 4, 2022, June 15, 2022 and

July 27, 2022, the U.S. Federal Reserve approved interest rate increases and signaled that additional increases may be likely to combat inflation.
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
In addition, because temporary relief has expired, we may file an application for an amendment to our existing Order to permit us to co-invest in our existing portfolio companies with certain affiliates that are private funds even if such other funds had not previously invested in such existing portfolio company, subject to certain conditions. However, if filed, there is no guarantee that such application will be granted.
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
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those relating to revenue recognition, expense limitation agreements and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board. For descriptions of our revenue recognition and fair value policies, see “Item 8. Financial Statements – Notes to Consolidated Financial Statements – Note 2” and “Management's Discussion and Analysis – Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 18, 2022.
Fair value estimates. In December 2020, the SEC issued a final rule adopting Rule 2a-5 under the 1940 Act to establish requirements for determining fair value in good faith for purposes of the 1940 Act. We are evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intend to comply with the new rule’s mandatory requirements on or before the compliance date in September 2022.
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments at June 30, 2022:

	Fair Value at June 30, 2022	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior secured	$37,549,169	$37,222,762	$37,912,726
Subordinated	375,889	263,928	487,402

Structured Finance Notes:
Subordinated notes and CLO equity related investments	7,279,480	7,018,875	7,540,087
Mezzanine debt	1,674,466	1,665,014	1,683,918

Equity investments:
Common equity and warrants	391,351	334,181	447,522
	$47,270,355	$46,504,760	$48,071,655
Portfolio Composition and Investment Activity
Portfolio Composition
The following table summarizes the composition of our Portfolio Company Investments as of June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments	$38,027,034	$37,549,169	$32,617,023	$32,776,377
Subordinated debt investments	484,730	375,889	483,191	476,279
Common equity and warrant investments	467,088	391,351	338,056	360,220
Total Portfolio Company Investments	$38,978,852	$38,316,409	$33,438,270	$33,612,876
Total number of portfolio companies	33	33	33	33
As of June 30, 2022, all of our senior secured debt investments were floating rate loans and our subordinated debt investment was a fixed rate loan. Approximately 98% of our Portfolio Company Investments at fair value are senior securities. We believe the seniority of our debt investments in the borrowers’ capital structures may provide greater downside protection against adverse economic changes, including those caused by the impacts of the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, rising interest and inflation rates and related market volatility.
As of June 30, 2022, the three largest industries of our Portfolio Company Investments by fair value, were (1) Wholesale Trade of 20.0%, (2) Health Care and Social Assistance of 12.5% and (3) Professional, Scientific and Technical Services of 10.4%, totaling approximately 42.9% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4.”
The following table presents our five largest debt and equity investments by portfolio company based on fair value as of June 30, 2022:

	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value
All Star Auto Lights, Inc.	$5,192,520	$5,256,532	11.1%
Milrose Consultants, LLC	3,951,124	3,869,388	8.2
BayMark Health Services, Inc.	1,546,428	1,587,670	3.4
STS Operating, Inc.	1,593,200	1,586,521	3.4
Atlantis Holding, LLC	1,623,222	1,543,158	3.3
Total	$13,906,494	$13,843,269	29.4%
As of June 30, 2022 and December 31, 2021, approximately 22% and 22%, respectively, of our net assets were comprised of Structured Finance Notes managed by a single adviser.
Structured Finance Notes
The following table summarizes the composition of our Structured Finance Notes as of June 30, 2022, and December 31, 2021, respectively:

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes and other CLO equity related investments	$8,220,200	$7,279,480	$6,776,029	$6,704,687
Mezzanine debt	1,693,976	1,674,466	1,686,088	1,791,006
Loan accumulation facility	—	—	1,500,000	1,500,000
Total Structured Finance Notes	$9,914,176	$8,953,946	$9,962,117	$9,995,693

Portfolio Yields: The following table presents weighted-average yields metrics for our portfolio as of June 30, 2022 and December 31, 2021, respectively:

	For the Three Months Ended
	June 30, 2022	March 31, 2022
Weighted-average performing current yield(1):
Debt investments	7.8%	8.2%
Structured Finance Notes	12.4%	12.5%
Interest-bearing investments	8.8%	9.2%

Weighted-average performing income yield(2):
Debt investments	8.7%	8.5%
Structured Finance Notes	14.8%	13.0%
Interest-bearing investments	10.0%	9.5%

Weighted-average realized yield:
Interest-bearing investments(3)	9.9%	9.5%
Total portfolio(4)	9.8%	9.4%

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
(3)    Realized yield is computed as (a) the actual amount earned on interest-bearing investments, including interest, prepayment fees and Net Loan Fees, divided by (b) the weighted-average of total interest-bearing investments amortized cost, in each case, including debt investments on non-accrual status and non-income producing Structured Finance Notes.
(4)    Realized yield is computed as (a) the actual amount earned on all investments including interest, dividends and prepayment fees, amortization of Net Loan Fees and dividends received, divided by (b) the weighted-average of total investments amortized cost or cost.
For the quarter ended June 30, 2022, the increase in the weighted-average portfolio yields compared to the prior quarter were primarily due to an increase in the weighted average yield on Structured Finance Notes and amortization of deferred fees as a result of higher portfolio payoffs.
Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels.
Investment Activity
The following is a summary of our investment activity for the three and six months ended June 30, 2022, respectively:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Investments in new Portfolio Companies	$3,079,325	$7,749,081
Investments in existing Portfolio Companies	1,532,295	3,067,710
Investments in Structured Finance Notes	2,434,117	2,434,117
Total investment purchases and originations	$7,045,737	$13,250,908

Proceeds from principal payments on portfolio investments	$6,435,848	$7,777,816
Sale or redemption of portfolio investments	100,849	100,849
Proceeds from distributions received from Structured Finance Notes	310,686	553,693
Total proceeds from portfolio investments	$6,847,383	$8,432,358
During the six months ended June 30, 2022, notable investments in new portfolio companies included Atlantis Holding, LLC ($1.6 million senior secured loan) and Boca Home Care Holdings, Inc. ($1.0 million senior secured loan).
During the six months ended June 30, 2022, notable principal payments included SourceHOV Tax, Inc. ($3.5 million senior secured loan).
The following is a summary of our investment activity for the three and six months ended June 30, 2021, respectively:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Investments in new Portfolio Companies	$3,655,445	$4,944,232
Investments in existing Portfolio Companies	2,121,729	9,869,687
Investments in Structured Finance Notes	2,743,200	2,878,638
Total investment purchases and originations	$8,520,374	$17,692,557

Proceeds from principal payments on portfolio investments	$9,691,763	$20,182,750
Sale or redemption of portfolio investments	751,253	856,353
Proceeds from distributions received from Structured Finance Notes	271,003	271,003
Total proceeds from portfolio investments	$10,714,019	$21,310,106

During the six months ended June 30, 2021, notable investments in new portfolio companies include Convergint Technologies Holdings, LLC ($3.1 million senior secured loans) and TruGreen Limited Partnership ($1.5 million senior secured loan).
During the six months ended June 30, 2021, notable investments in existing portfolio companies included Confie Seguros Holdings II Co. ($1.7 million senior secured loan).
During the six months ended June 30, 2021, notable principal payments included Convergint Technologies Holdings, LLC ($2.4 million senior secured loan).
Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity and the general economic and competitive environment in which we make investments.
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2021. The following table shows the classification of our debt securities of portfolio companies by credit risk rating as of June 30, 2022 and December 31, 2021, respectively:

	Debt Investments, at Fair Value
Risk Category	June 30, 2022		December 31, 2021
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	—	—	—	—
3 (Average)	37,549,170	99.0	33,252,656	100.0
4 (Special Mention)	375,889	1.0	—	—
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
7 (Loss)	—	—	—	—
	$37,925,059	100.0%	$33,252,656	100.0%
As of June 30, 2022, our risk ratings remained stable compared to December 31, 2021. During the six months ended June 30, 2022, a debt investment with an amortized cost and fair value of $484,730 and $375,889, respectively, had a risk rating downgrade from risk category 3 to risk category 4.
Non-Accrual Loans
Management reviews all loans that become past due on principal and interest, and/or when there is reasonable doubt that principal, cash interest, or PIK interest will be collected, for placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest is credited to income and is reversed. Additionally, Net Loan Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and when, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. During the six months ended June 30, 2022, one loan was placed on non-accrual status. At June 30, 2022, the amortized cost and fair value of the loan on non-accrual status with respect to all interest and Net Loan Fee amortization was $484,730 and $375,889, respectively. At December 31, 2021, we had zero portfolio companies on non-accrual status.
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
We do not believe that our historical operating performance is necessarily indicative of our future results of operations. We are primarily focused on debt investments in middle-market and larger companies in the United States and, to a lesser extent, equity investments, including warrants and other minority equity securities. In addition, we may make investments in Structured Finance Notes. Moreover, as a BDC and a RIC, we are also subject to certain constraints on our operations, including, but not limited to, limitations imposed by the 1940 Act and the Code. For the reasons described above, the results of operations described below may not necessarily be indicative of the results we expect to report in future periods.
Net increase (decrease) in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase (decrease) in net assets resulting from operations may not be meaningful.
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
Comparison of the three months ended June 30, 2022 and March 31, 2022 and six months ended June 30, 2022 and 2021

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Interest income	$1,191,164	$1,077,852	$2,269,016	$2,417,939
Fee income	7,496	33,059	40,555	150,429
Total investment income	1,198,660	1,110,911	2,309,571	2,568,368
Total operating expenses	983,682	904,518	1,888,200	2,056,565
Expense limitations	(30,054)	(148,250)	(178,304)	(577,371)
Net investment income	245,032	354,643	599,675	1,089,174
Net gain (loss) on investments	(1,624,778)	(219,970)	(1,844,748)	614,159
Net increase (decrease) in net assets resulting from operations	$(1,379,746)	$134,673	$(1,245,073)	$1,703,333
Investment Income. For the quarter ended June 30, 2022, interest income increased $113,312 due to an increase in our portfolio’s weighted-average performing income yield to 10.0% compared to 9.5% for the prior quarter, primarily due to an increase in the weighted average yield on Structured Finance Notes and an increase in amortization of deferred fees as a result of higher portfolio payoffs.
Fee income decreased for the quarter ended June 30, 2022 compared to prior quarter due to a decrease in syndication fee income.
For the six months ended June 30, 2022, total investment income decreased $258,797 compared to the corresponding period in the prior year, primarily due to higher portfolio payoffs and the acceleration of deferred fees in the prior year.

Gross Expenses. Our gross expenses are limited under the Advisory Agreements and ESAs. Investment expenses shown with respect to each governing expense limitation agreement for the three months ended June 30, 2022 and March 31, 2022 and the six months ended June 30, 2022 and 2021, are presented below:

	Three Months Ended		Six Months Ended June 30,
	June 30, 2022	March 31, 2022	2022	2021
Expenses subject to limitation under the Advisory Agreements:
Amortization of deferred offering costs	$13,555	$14,174	$27,729	$67,288
Contractual Issuer Expenses	30,000	1,050	31,050	—
Total expenses subject to limitation under the Advisory Agreements	43,555	15,224	58,779	67,288

Expenses subject to limitation under the ESAs:
Interest expense	305,246	277,889	583,135	628,816
Management fees	150,249	147,013	297,262	278,500
Incentive fees	—	—	—	117,259
Administrative fees	242,110	227,717	469,827	372,933
Professional fees	138,199	161,530	299,729	443,486
Transfer agent fees	40,922	28,650	69,572	59,974
Other expenses	63,401	46,495	109,896	88,309
Total expenses subject to limitation under the ESAs	940,127	889,294	1,829,421	1,989,277
Total expenses	$983,682	$904,518	$1,888,200	$2,056,565
Expenses Limited under the Advisory Agreements
OFS Advisor incurred, on our behalf, offering costs of $45,500 and $1,050 during the quarter ended June 30, 2022 and March 31, 2022, respectively, which are deferred and amortized over the twelve months following incurrence. For the six months ended June 30, 2022 and 2021, offering costs incurred were $46,550 and $25,228, respectively.
Amortization of offering costs were $13,555 and $14,174 for the quarter ended June 30, 2022 and March 31, 2022, respectively, compared to $27,729 and $67,288 for the six months ended June 30, 2022 and 2021, respectively. We reimbursed OFS Advisor $13,500 and $1,350 for offering expenses and Contractual Issuer Expenses for the quarter ended June 30, 2022, and March 31, 2022, respectively, compared to $14,850 and $8,250 for the six months ended June 30, 2022 and 2021, respectively.
For the three months ended June 30, 2022 and March 31, 2022 and the six months ended June 30, 2022 and 2021, expense limitations provided under the Advisory Agreements associated with offering costs and expenses are presented below:

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Total expenses limited under the Advisory Agreements	$43,555	$15,224	$58,779	$67,288
Reimbursed offering costs and Contractual Issuer Expenses	(13,500)	(1,350)	(14,850)	(8,250)
Net offering costs and Contractual Issuer Expenses limitations under the Advisory Agreements	$30,055	$13,874	$43,929	$59,038
We are conditionally obligated to pay OFS Advisor up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid by OFS Advisor and their affiliates have been recovered. As of June 30, 2022, reimbursable offering costs and Contractual Issuer Expenses were $485,067.
Expenses Limited under the ESAs
For the quarter ended June 30, 2022, total expenses subject to limitation under the ESAs increased $50,833 compared to the prior quarter primarily due to an increase in interest expense and administrative fees.
For the six months ended June 30, 2022, total expenses subject to limitation under the ESAs decreased $159,856 compared to the corresponding period in the prior year primarily due to a decrease in incentive and professional fees, offset by an increase in administrative fees.

Gross operating expenses (operating expenses exclusive of offering expenses and Contractual Issuer Expenses, and before limitations) are subject to limitation under the Second Amended Expense Support Agreement. OFS Advisor’s obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to investment company taxable income (expense) and net realized gains (losses) prior to expense limitation, and the amount of declared distributions. The Second Amended Expense Support Agreement provides expense support such that distributions are not paid from Offering proceeds. The determination of expense limitation under the ESAs for the three months ended June 30, 2022 and March 31, 2022 and six months ended June 30, 2022 and March 31, 2022, are presented below:

	Three Months Ended		Six Months Ended June 30,
	June 30, 2022	March 31, 2022	2022	2021
Total investment income	$1,198,660	$1,110,911	$2,309,571	$2,568,368
Expenses limited under the ESAs(1):
Interest expense, base management fees, and incentive fees	455,495	424,902	880,397	1,024,575
Other operating expenses as defined in the ESAs(2)	484,632	464,392	949,024	964,702
Total expenses limited under the ESAs	940,127	889,294	1,829,421	1,989,277
Net investment income prior to limitation	258,533	221,617	480,150	579,091
Differences in recognition of ICTI and GAAP net investment income(3)	244,666	152,274	396,940	231
ICTI prior to expense limitation	503,199	373,891	877,090	579,322
Declared distributions	503,199	508,267	1,011,466	1,097,655
Expense limitation under ESAs	$—	$134,376	$134,376	$518,333
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
(2)Generally defined in the ESAs as our operating expenses determined in accordance with GAAP excluding organization and offering expenses, Contractual Issuer Expenses, interest expense, base management fees, and incentive fees. The annualized ratio of other operating expenses to net assets for the period support in which support is provided, and the annual ratio for the year in which support, constitute conditions for reimbursement to OFS Advisor. See “Item 8. Financial Statements–Note 3” in our Annual Report on Form 10-K.
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
Net realized and unrealized gain (loss) on investments
Net gain (loss) on investments for the three months ended June 30, 2022 and March 31, 2022
During the quarter ended June 30, 2022, our portfolio experienced net losses of $1,624,778, primarily due to net unrealized depreciation of $705,627 on our debt and equity investments and net unrealized depreciation of $936,105 on our Structured Finance Notes. Net losses of $936,105 on our Structured Finance Note investments were primarily a result of unrealized depreciation of $427,620 on our investment in Apex Credit CLO 2020 Ltd. Net unrealized depreciation during the quarter ended June 30, 2022 was primarily due to widening of liquid credit market spreads.
During the quarter ended March 31, 2022, our portfolio experienced net losses of $219,970, primarily due to net unrealized depreciation of $131,423 on our debt and equity investments and net unrealized depreciation of $57,700 on our Structured Finance Notes. Net unrealized depreciation during the quarter ended March 31, 2022 was primarily due to widening of liquid credit market spreads.

Net gain (loss) on investments for the six months ended June 30, 2022 and 2021
During the six months ended June 30, 2022, our portfolio experienced net losses of $1,844,748, primarily due to net unrealized depreciation of $837,050 on our debt and equity investments and net unrealized depreciation of $993,806 on our Structured Finance Notes. Net losses of $993,806 on our Structured Finance Note investments were primarily a result of aggregate unrealized depreciation of $597,615 on our investments in Apex Credit CLO 2020 Ltd and Elevation CLO 2021-14 Ltd. Net unrealized depreciation during the six months ended June 30, 2022 was primarily due to widening of liquid credit market spreads.
During the six months ended June 30, 2021, our portfolio experienced net gains of $614,159, driven by unrealized appreciation of $223,633 and $172,801 on our senior secured debt investments in Wastebuilt Environmental Solutions, LLC and All Star Auto Lights, Inc., respectively. We also had unrealized appreciation of $212,358 on our subordinated debt investment in Eblens Holdings, Inc.
Liquidity and Capital Resources
At June 30, 2022, we held cash of $1,244,979 and had $8,510,000 of unfunded commitments under our $15,000,000 PWB Credit Facility that was available, subject to a borrowing base and other covenants. Based on fair values and equity capital at June 30, 2022, we could access our entire PWB Credit Facility and remain in compliance with our asset coverage requirements. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and selectively deploy capital in new investment opportunities in this challenging environment.
Sources and Uses of Cash
We expect to generate cash primarily from: (i) the net proceeds of the Offering; (ii) cash flows from our operations; (iii) the PWB Credit Facility and any other financing arrangements we may enter into in the future; and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks, including the PWB Credit Facility, and issuances of senior securities. Our primary use of cash will be for: (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements; (ii) the cost of operations (including paying OFS Advisor); (iii) debt service of any borrowings, including the Unsecured Note; and (iv) cash distributions to the holders of our stock. These principal sources and uses of cash and liquidity are presented below:

	Six Months Ended June 30,
	2022	2021
Cash from net investment income(1)	$225,812	$990,708
Net (purchases and originations) repayments of portfolio investments(1)	(1,665,241)	6,707,956
Net cash provided by (used in) operating activities	(1,439,429)	7,698,664
Net proceeds from issuances of common stock	784,600	511,900
Repurchase of common stock	(1,383,786)	(1,409,207)
Net borrowings (repayments) under revolving line of credit	1,065,000	(4,775,000)
Common stock distributions paid	(1,028,393)	(1,104,043)
Payment of debt issuance costs	—	(10,000)
Net cash used in financing activities	(562,579)	(6,786,350)
Net change in cash	$(2,002,008)	$912,314
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
We used $1,439,429 and provided $7,698,664 in cash from operating activities for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the principal source of operating liquidity was investment income collected. Net cash provided by (used in) operating activities benefited from the positive cash flow impact of expense limitations under the Advisory Agreements and ESAs of $178,304 and $577,371 for the six months ended June 30, 2022 and 2021, respectively, which reduced the net amount paid to the Advisors. Expense support and limitation under both the Investment Advisory Agreement and the Second Amended Expense Support Agreement are cancelable at any time. However, the Second Amended

Expense Support Agreement is subordinated to the PWB Credit Facility, and prior to cancelling the Second Amended Expense Support Agreement, OFS Advisor must provide Pacific Western Bank with 30 days advance written notice of such termination.
Net purchases and origination of portfolio investments relates to the deployment of Offering proceeds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Composition and Investment Activity.”
We collected $784,600 and $511,900 from the sale of our common stock during the six months ended June 30, 2022 and 2021, respectively. Offering proceeds are net of aggregate commissions and dealer manager fees of $70,400 and $38,100 for the six months ended June 30, 2022 and 2021, respectively. From June 30, 2022 through August 11, 2022, we collected $597,710 from the sale of common stock, net of aggregate commissions and dealer manager fees of $40,290.
During the six months ended June 30, 2022 and 2021, we paid $1,383,786 and $1,409,207, respectively, in connection with our tender offers to repurchase shares of our common stock. Subsequent to June 30, 2022, we paid $646,796 in connection with our second quarter 2022 tender offer to repurchase shares of our common stock.
During the six months ended June 30, 2022, we paid $1,028,393 in dividends to common stockholders and, subsequent to June 30, 2022, we paid $671,118 in dividends to our common stockholders.
Borrowings
PWB Credit Facility. The PWB Credit Facility is available for general corporate purposes, including investment funding, and is scheduled to mature on February 28, 2023. The maximum amount available to borrow under the PWB Credit Facility is equal to 35% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 4.25% floor, and includes an unused commitment fee equal to 0.50% per annum for any unused portion in excess of $3,000,000, payable monthly in arrears. As of June 30, 2022, the stated interest rate on the PWB Credit Facility was 5.50%. At June 30, 2022, the PWB Credit Facility bore an effective interest rate of 5.91%, inclusive of interest on the outstanding balance, commitment fees on undrawn amounts and the amortization of deferred financing costs.
Our PWB Credit Facility is a $15,000,000 revolving line of credit, of which $6,490,000 was drawn as of June 30, 2022. As of June 30, 2022, the unfunded commitment under the PWB Credit Facility was $8,510,000, that was available, subject to a borrowing base and other covenants. As of June 30, 2022, we were in compliance with the applicable covenants under the PWB Credit Facility.
Unsecured Note. On November 27, 2019, we entered into the Note Purchase Agreement pursuant to which we issued the Unsecured Note. The purchase price of the Unsecured Note was $14,700,000 after deducting the offering price discount. Interest on the Unsecured Note is due quarterly. In addition, we are obligated to repay the Unsecured Note at par if certain change in control events occur. The Unsecured Note is a general unsecured obligation that ranks pari passu with all outstanding and future unsecured unsubordinated indebtedness we may issue.
The Note Purchase Agreement contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a business development company within the meaning of the 1940 Act and a minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, certain judgments and orders, and certain events of bankruptcy. As of June 30, 2022, we were in compliance with the applicable covenants under the Note Purchase Agreement.
    As of June 30, 2022, the Unsecured Note had the following terms and balances:

	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate	Effective Interest Rate (1)	Maturity	2022 Interest Expense (2)
Unsecured Note	$15,000,000	$321,034	5.50%	5.98%	11/27/26	$448,843
(1) The effective interest rate on the Unsecured Note includes deferred debt issuance cost amortization.
(2) Interest expense includes debt issuance costs amortization of $36,343 for the six months ended June 30, 2022.
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
BDCs are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities. This requirement limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all. Effective November 6, 2019, the asset coverage ratio test applicable to us was reduced from 200% to 150%.
As of June 30, 2022, the aggregate amount of senior securities outstanding was $21,490,000, for which our asset coverage was 210%. The asset coverage ratio for a class of senior securities representing indebtedness is calculated by aggregating our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
In addition, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have, and may continue to, make opportunistic investments in Structured Finance Notes and other non-qualifying assets, consistent with our investment strategy. As of June 30, 2022, approximately 79% of our investments were qualifying assets.
Contractual Obligations
We, with approval of our Board, entered into the Investment Advisory Agreement, the Second Amended Expense Support Agreement, the Dealer Manager Agreement and the Administration Agreement. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 1 and Note 3."
At June 30, 2022, we had $1,244,979 of cash, as well as unfunded commitments under our PWB Credit Facility of $8,510,000, to meet our short-term contractual obligations, such as $3,452,947 in outstanding commitments to fund investments under various undrawn revolvers and other credit facilities. Long-term contractual obligations, such as our PWB Credit Facility that matures in 2023 and had $6,490,000 outstanding at June 30, 2022, can be repaid by selling portfolio investments.
We continue to believe our long-dated financing, with 70% of our total debt contractually maturing in 2026, affords us operational flexibility.
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
Off-Balance Sheet Arrangements
Amounts Conditionally Reimbursable to OFS Advisor. OFS Advisor and affiliates have incurred offering costs and Contractual Issuer Expenses, of which $485,067 and $580,379 were unreimbursed as of June 30, 2022 and December 31, 2021, respectively. We remain conditionally liable to OFS Advisor for organization and offering costs incurred on our behalf. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 3.”
OFS Advisor and affiliates have provided aggregate operating expense support of $3,539,380 and $3,916,398 as of June 30, 2022 and December 31, 2021, respectively. We remain conditionally liable to OFS Advisor for operating expense support provided to us. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 3.”

Distributions
We have elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain our status as a RIC, we are required to distribute annually to our stockholders at least 90% of our ICTI, as defined by the Code. Additionally, to avoid a 4% excise tax on undistributed earnings we are required to distribute each calendar year the sum of: (i) 98% of our ordinary income for such calendar year; (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year; and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. Maintenance of our RIC status also requires adherence to certain source of income and asset diversification requirements. Generally, a RIC is entitled to deduct dividends it pays to its stockholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, and taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow received as consideration from the sale of investments, are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual PIK interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest and dividends or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation, and amortization expense.
We do not currently qualify and will not qualify in 2022 as a “publicly offered regulated investment company,” as defined in the Code. Accordingly, stockholders will be taxed as though they received a distribution of some of our expenses. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. Since we are not a publicly offered RIC, a non-corporate stockholder’s allocable portion of our affected expenses, including a portion of our management fees, will be treated as an additional distribution to the stockholder. A non-corporate stockholder’s allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such stockholders.
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
Through June 30, 2022, expense limitation payments under the ESAs have supported substantially all of our distributions, and our distributions may in the future, be funded through expense limitation payments by OFS Advisor under the Second Amended Expense Support Agreement. The Second Amended Expense Support Agreement is designed to ensure no portion of our distribution to stockholders will be paid from Offering proceeds, and provides for expense limitation payments to us in any quarterly period our cumulative distributions to stockholders exceeds the Company's cumulative ICTI and net realized gains. Any such distributions funded through expense limitation payments are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or OFS Advisor continues to make such payments. The Second Amended Expense Support Agreement may be terminated by us or OFS Advisor, without payment of any penalty, upon written notice to us.
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
Recent Developments
On July 26, 2022, our Board declared a distribution of $0.0846 per common share, which represents a 7.6% distribution yield based on our common stock offering price as of July 28, 2022, payable on August 5, 2022, to stockholders of record on July 27, 2022. Beginning with the July Distribution, our Board intends to declare future monthly distributions to be paid on the 5th day of the following month (or if the 5th day is not a business day, the next business day).

Subsequent to June 30, 2022, we sold an additional 39,153 common shares for additional net proceeds of $471,760.
On August 9, 2022, our Board approved a tender offer, commencing on August 30, 2022, to purchase 2.5% of the weighted average number of shares of the outstanding Common Stock for the trailing 12-month period ending June 30, 2022.
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
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by our Board based, in part, on independent third-party valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the six months ended June 30, 2022 for more information relating to our investment valuation.
Interest Rate Risk
Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. As of June 30, 2022, 99% of our debt investments, at fair value, bore interest at floating interest rates. Historically, the interest rates on our debt investments bearing floating interest rates have been based on a floating LIBOR, but will transition away from LIBOR to SOFR, and typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. A significant portion of our loans that are subject to the floating rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors.
Our outstanding Unsecured Note bears interest at a fixed rate. Our PWB Credit Facility has a floating interest rate provision based on the Prime Rate, which resulted in a stated interest rate of 5.50% as of June 30, 2022.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. As of June 30, 2022, 3-month LIBOR was 2.29%. Assuming that the interim, unaudited Statement of Assets and Liabilities as of June 30, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase	Interest income	Interest expense	Net increase
25	$226,840	$(16,450)	$210,390
50	321,207	(32,901)	288,306
75	415,573	(49,351)	366,222
100	509,940	(65,801)	444,139
125	604,307	(82,252)	522,055

Basis point decrease	Interest income	Interest expense	Net change
25	$(26,487)	$32,901	$6,414
50	(76,912)	65,801	(11,111)
75	(119,487)	98,702	(20,785)
100	(253,475)	131,603	(121,872)
125	(313,834)	164,503	(149,331)

Inflation and Supply Chain Risk
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 18, 2022, and in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the "First Quarter 10-Q"), filed on May 6, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and the First Quarter 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
There have been no material changes from the risk factors previously disclosed in “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 18, 2022 and the First Quarter 10-Q. The risks previously disclosed in our Annual Report on Form 10-K and the First Quarter 10-Q should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
During the three month period ended June 30, 2022, we sold 63,556 shares of our common stock for gross proceeds of $900,000, or a weighted average price of $14.16 per share, to investors who participated in the Offering and each of whom met the criteria of an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act.
The offer and sale of the Company’s common stock in the Offering was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of, and Rule 506 of Regulation D under, the Securities Act.
Because shares of our common stock have been acquired by investors in one or more transactions “not involving a public offering”, they are “restricted securities” and may be required to be held indefinitely. Our common stock may not be sold, transferred, assigned, pledged or otherwise disposed of unless: (i) the transferor provides OFS Advisor with at least 10 days written notice of the transfer; (ii) the transfer is made in accordance with applicable securities laws; and (iii) the transferee agrees in writing to be bound by these restrictions and the other restrictions imposed on the common stock and to execute such other instruments or certifications as are reasonably required by us. Accordingly, an investor must be willing to bear the economic risk of investment in the common stock until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the common shares may be made except by registration of the transfer on our books.
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

The following table summarizes the common stock repurchases by us for the six months ended June 30, 2022 and 2021, respectively:

	Number of Shares	Amount
Six months ended June 30, 2021
January 1, 2021 through April 5, 2021(1)	55,377	$708,272
April 6, 2021 through June 30, 2021	55,016	700,354

Six months ended June 30, 2022
January 1, 2022 through March 31, 2022	53,204	$687,396
April 1, 2022 through June 30, 2022	52,161	646,796
(1) The February 19, 2021 tender offer that was originally scheduled to expire on March 26, 2021, was amended to extend the offer period to April 5, 2021.
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

Dated: August 12, 2022	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer