Form 10-Q
period 2022-09-30
Hancock Park Corporate Income, Inc.
filed 2022-11-10
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
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
Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of November 9, 2022 was 2,008,925.

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

Amended Expense Support Agreement	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of August 3, 2020, by and among the Company, OFS Advisor and CIM Capital
ASC	Accounting Standards Codification, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
CCO	CCO Capital, LLC, a Delaware limited liability company, the Company's dealer manager and affiliate to the Company, OFS Advisor and CIM Capital
CIM Capital	CIM Capital IC Management, LLC, an affiliate of OFS Advisor
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Company	Hancock Park Corporate Income, Inc. and its consolidated subsidiaries
Contractual Issuer Expenses	Salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in offering and other contractually-defined activities
Dealer Manager Agreement	Broker dealer management agreement dated August 3, 2020, by and among the Company, OFS Advisor, International Assets Advisory, LLC and CCO, and amended and restated on February 2, 2022
EBITDA	Earnings before interest, taxes, depreciation, and amortization
ESAs	The Prior Expense Support Agreement, the Amended Expense Support Agreement and the Second Amended Expense Support Agreement
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI-MB	HPCI-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor, dated July 15, 2016
LIBOR	London Interbank Offered Rate
NAV	Net asset value. NAV is calculated by aggregating our consolidated total assets less consolidated total liabilities and can be expressed in the aggregate or on a per share basis
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan

Term	Explanation or Definition
Note Purchase Agreement	An agreement between the Company and a qualified institutional investor, dated November 27, 2019, in which the Company sold in a private placement the Unsecured Note
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Advisers Act
OFS Capital	OFS Capital Corporation, a Delaware corporation and publicly-traded BDC for whom OFS Advisor serves as investment advisor
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a full-service provider of capital and leveraged finance solutions to U.S. corporations
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Securities
Prime Rate	United States Prime interest rate
Prior Expense Support Agreement	Expense Support and Conditional Reimbursement Agreement dated July 15, 2016, between the Company and OFS Advisor
PWB Credit Facility	A senior secured revolving credit facility, as amended, with Pacific Western Bank, as lender, that provides for borrowings to the Company in an aggregate principal amount up to $20,000,000
RIC	Regulated investment company under the Code
SEC	United States Securities and Exchange Commission
Second Amended Expense Support Agreement	Second Amended and Restated Expense Support and Conditional Reimbursement Agreement dated February 2, 2022, between the Company and OFS Advisor, agreed to and accepted by CIM Capital
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Structured Finance Securities	CLO mezzanine debt, CLO subordinated note, CLO loan accumulation facility positions and other CLO related investments
Sub-Advisory Agreement	Sub-Advisory Agreement dated as of August 3, 2020, by and between OFS Advisor and CIM Capital, which was terminated on February 2, 2022
Transaction Price	The price in an arm's length transaction involving the same security
Unsecured Note	An agreement, as amended, with The HCM Master Fund Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands in which the Company sold in a private placement an unsecured note in an aggregate principal amount of $15,000,000

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
•the impact of rising interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
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
•the impact of current political, economic and industry conditions, including changes in the interest rate environment, significant market volatility, supply chain disruptions, other conditions affecting the financial and capital markets, and the impacts of the continuing COVID-19 pandemic on our business, financial condition, results of operations and fair value of our portfolio investments;
•general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•the impact of the ongoing conflict between Russia and Ukraine;
•the belief that we have sufficient levels of liquidity to support our existing portfolio companies and deploy capital in new investment opportunities;
•the impact that environmental, social and governance matters could have on our brand and reputation and our portfolio companies;
•the fluctuation of the fair value of our investments due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value; and
•the effect of new or modified laws or regulations governing our operations.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 18, 2022, and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on May 13, 2022, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 12, 2022 and this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Non-control/non-affiliate investments, at fair value (amortized cost of $54,706,974 and $43,400,387, respectively)	$52,681,114	$43,608,569
Cash	780,574	3,246,987
Interest receivable	133,431	201,153
Receivable for investments sold	—	1,612,224
Subscriptions receivable	187,500	—
Prepaid expenses and other assets	62,683	23,133
Total assets	$53,845,302	$48,692,066

Liabilities:
Revolving line of credit	$10,890,000	$5,425,000
Unsecured note (net of discount and deferred debt issuance costs of $302,862 and $357,377, respectively)	14,697,138	14,642,623
Payable for investments purchased	3,311,814	—
Due to advisor and affiliates (see Note 3)	640,635	642,836
Accrued professional fees	120,751	234,538
Payable for repurchase of common stock	612,744	696,390
Distributions payable	167,642	520,126
Other liabilities	148,383	286,130
Total liabilities	30,589,107	22,447,643

Commitments and contingencies (see Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized, 1,981,579 and 2,020,361 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; 15,583 and -0- shares subscribed as of September 30, 2022 and December 31, 2021, respectively	1,997	2,020
Paid-in capital in excess of par	26,456,141	26,754,914
Total distributable earnings (losses)	(3,201,943)	(512,511)
Total net assets	23,256,195	26,244,423

Total liabilities and net assets	$53,845,302	$48,692,066

Number of shares outstanding and subscribed	1,997,162	2,020,361
Net asset value per share	$11.64	$12.99

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment income
Interest income	$1,463,535	$1,019,716	$3,732,551	$3,437,655
Fee income	26,101	32,944	66,656	183,373
Total investment income	1,489,636	1,052,660	3,799,207	3,621,028

Operating expenses
Interest expense	386,889	284,074	970,024	912,890
Management fees	157,159	139,322	454,421	417,822
Incentive fees	—	137,792	—	255,051
Administrative fees	239,464	187,261	709,291	560,194
Professional fees	178,991	189,857	478,720	633,343
Transfer agent fees	39,429	21,181	109,001	81,155
Excise taxes	11,693	—	11,693	—
Other expenses	47,546	56,944	157,442	145,253
Amortization of deferred offering costs	10,263	9,825	37,992	77,113
Contractual issuer expenses	268,221	—	299,271	—
Total operating expenses	1,339,655	1,026,256	3,227,855	3,082,821
Less: Expense limitations under agreements with advisers (see Note 3)	(266,245)	(662,599)	(444,549)	(1,239,970)
Net operating expenses	1,073,410	363,657	2,783,306	1,842,851

Net investment income	416,226	689,003	1,015,901	1,778,177

Net realized and unrealized gain (loss) on investments
Net realized gain on investments	—	160,150	13,684	157,674
Income tax benefit (expense) from realized gains on investments	29,572	—	(1,428)	—
Net unrealized appreciation (depreciation) on investments	(403,186)	(116,754)	(2,234,042)	504,263
Deferred tax benefit (expense) on investments net unrealized appreciation/depreciation	4,198	3,994	7,622	(388)
Net gain (loss) on investments	(369,416)	47,390	(2,214,164)	661,549

Net increase (decrease) in net assets resulting from operations	$46,810	$736,393	$(1,198,263)	$2,439,726

Net investment income per common share – basic and diluted	$0.21	$0.33	$0.51	$0.83
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$0.02	$0.35	$(0.60)	$1.14
Distributions declared per common share	$0.25	$0.25	$0.76	$0.76
Basic and diluted weighted average shares outstanding and subscribed	2,013,683	2,105,581	2,010,701	2,149,392

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at December 31, 2020	2,178,920	$2,179	$29,042,554	$(1,602,858)	$27,441,875
Net investment income	—	—	—	1,778,177	1,778,177
Net realized gain on investments, net of taxes	—	—	—	157,674	157,674
Net unrealized appreciation on investments, net of taxes	—	—	—	503,874	503,874
Tax reclassifications of permanent differences	—	—	(8,250)	8,250	—
Common stock issued	39,426	39	511,861	—	511,900
Repurchase of common stock	(164,950)	(165)	(2,111,155)	—	(2,111,320)
Distributions to stockholders	—	—	—	(1,628,038)	(1,628,038)
Net increase (decrease) for the nine month period ended September 30, 2021	(125,524)	(126)	(1,607,544)	819,937	(787,733)
Balances at September 30, 2021	2,053,396	$2,053	$27,435,010	$(782,922)	$26,654,141

Balances at June 30, 2021	2,107,953	$2,108	$28,137,649	$(988,930)	$27,150,827
Net investment income	—	—	—	689,003	689,003
Net realized gain on investments, net of taxes	—	—	—	160,149	160,149
Net unrealized depreciation on investments, net of taxes	—	—	—	(112,761)	(112,761)
Tax reclassifications of permanent differences	—	—	—	—	—
Common stock issued	—	—	—	—	—
Repurchase of common stock	(54,557)	(55)	(702,639)	—	(702,694)
Distributions to stockholders	—	—	—	(530,383)	(530,383)
Net increase (decrease) for the three month period ended September 30, 2021	(54,557)	(55)	(702,639)	206,008	(496,686)
Balances at September 30, 2021	2,053,396	$2,053	$27,435,010	$(782,922)	$26,654,141

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at December 31, 2021	2,020,361	$2,020	$26,754,914	$(512,511)	$26,244,423
Net investment income	—	—	—	1,015,901	1,015,901
Net realized gain on investments, net of taxes	—	—	—	12,256	12,256
Net unrealized depreciation on investments, net of taxes	—	—	—	(2,226,420)	(2,226,420)
Tax reclassifications of permanent differences	—	—	(27,090)	27,090	—
Common stock issued or subscribed	133,356	133	1,675,097	—	1,675,230
Repurchase of common stock	(156,555)	(157)	(1,946,779)	—	(1,946,936)
Distributions to stockholders	—	—	—	(1,518,259)	(1,518,259)
Net decrease for the nine month period ended September 30, 2022	(23,199)	(24)	(298,772)	(2,689,432)	(2,988,228)
Balances at September 30, 2022	1,997,162	$1,997	$26,456,141	$(3,201,943)	$23,256,195

Balances at June 30, 2022	1,984,863	$1,985	$26,316,457	$(2,754,200)	$23,564,242
Net investment income	—	—	—	416,226	416,226
Net realized gain on investments, net of taxes	—	—	—	29,571	29,571
Net unrealized depreciation on investments, net of taxes	—	—	—	(398,987)	(398,987)
Tax reclassifications of permanent differences	—	—	(12,240)	12,240	—
Common stock issued or subscribed	63,489	63	764,617	—	764,680
Repurchase of common stock	(51,190)	(51)	(612,693)	—	(612,744)
Distributions to stockholders	—	—	—	(506,793)	(506,793)
Net increase (decrease) for the three month period ended September 30, 2022	12,299	12	139,684	(447,743)	(308,047)
Balances at September 30, 2022	1,997,162	$1,997	$26,456,141	$(3,201,943)	$23,256,195

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(1,198,263)	$2,439,726
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments, net of taxes	2,226,420	(503,875)
Net realized gain on investments	(13,684)	(157,674)
Income tax expense from realized gains on investments	1,428	—
Amortization of Net Loan Fees on investments	(252,121)	(405,597)
Amendment fees collected	16,759	—
Amortization of deferred debt issuance costs	54,631	72,765
Accretion of interest income on Structured Finance Securities	(834,012)	(344,688)
Paid-in-kind interest income	(17,199)	(71,977)
Purchase of portfolio investments	(20,179,089)	(23,071,974)
Proceeds from principal payments on portfolio investments	9,055,642	21,975,194
Sale or redemption of portfolio investments	100,849	1,154,415
Proceeds from distributions received from Structured Finance Securities	802,374	365,821
Changes in operating assets and liabilities:
Interest receivable	67,722	13,555
Due from sub-adviser	—	59,203
Due to advisor and affiliates	(2,201)	(31,579)
Receivable for investment sold	1,612,224	—
Payable for investments purchased	3,311,814	2,134,314
Other assets and liabilities	(267,612)	16,981
Net cash provided by (used in) operating activities	(5,514,318)	3,644,610

Cash flows from financing activities
Net proceeds from issuance of common stock	1,487,730	511,900
Distributions paid to stockholders	(1,870,743)	(1,646,852)
Borrowings under revolving line of credit	10,725,000	4,700,000
Repayments under revolving line of credit	(5,260,000)	(7,425,000)
Repurchase of common stock	(2,030,582)	(2,109,561)
Payment of debt issuance costs	(3,500)	(163,770)
Net cash provided by (used in) financing activities	3,047,905	(6,133,283)

Net decrease in cash	(2,466,413)	(2,488,673)
Cash at beginning of period	3,246,987	3,012,833
Cash at end of period	$780,574	$524,160

Supplemental disclosure of cash flow information and noncash financing activities:
Amortization of deferred offering costs limited by investment advisor (see Note 3)	$37,992	$77,113
Cash paid for interest	911,794	837,621
Subscription receivable	187,500	—

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2022

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
AIDC Intermediateco 2, LLC	Computer Systems Design Services
Senior Secured Loan		8.91%	(SOFR +6.25%)	7/8/2022	7/22/2027	$500,000	$489,187	$489,187	2.1%

Allen Media, LLC (9)	Cable and Other Subscription Programming
Senior Secured Loan		9.20%	(L +5.50%)	9/15/2022	2/10/2027	1,250,000	1,112,500	1,085,938	4.7

All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		10.92%	(L +7.25%)	12/19/2019	8/20/2025	5,243,123	5,184,481	5,243,126	22.5

Astro One Acquisition Corporation	Other Miscellaneous Nondurable Goods Merchant Wholesalers
Senior Secured Loan		12.24%	(L +8.50%)	1/31/2022	9/14/2029	1,000,000	889,365	839,005	3.6

Asurion, LLC (9)	Communication Equipment Repair and Maintenance
Senior Secured Loan		8.37%	(L +5.25%)	6/28/2022	1/31/2028	2,000,000	1,657,272	1,517,500	6.6

Atlantis Holding, LLC (9)	Electronics and Appliance Stores
Senior Secured Loan		10.80%	(SOFR +7.25%)	3/29/2022	3/31/2029	1,684,211	1,625,498	1,604,211	7.0

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		11.62%	(L +8.50%)	6/10/2021	6/11/2028	1,325,758	1,309,517	1,320,410	5.7
Senior Secured Loan (Delayed Draw) (12)		11.62%	(L +8.50%)	6/10/2021	6/11/2028	290,905	281,473	287,827	1.2
						1,616,663	1,590,990	1,608,237	6.9

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2022

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Senior Secured Loan		10.92%	(L +7.25%)	2/2/2022	6/8/2029	$833,333	$820,147	$778,786	3.3%

Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
Senior Secured Loan (Delayed Draw) (5) (12)		10.30%	(SOFR +6.50%)	2/25/2022	2/25/2027	960,887	952,425	931,859	4.0
Senior Secured Loan (Revolver) (12)		n/m (5)	(SOFR +6.50%)	2/25/2022	2/25/2027	—	(1,136)	(3,898)	—
Common Equity (129 Class A units) (7)				2/25/2022			129,032	122,289	0.5
						960,887	1,080,321	1,050,250	4.5
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 units) (7)				3/27/2020			46,403	1,920	—

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		9.87%	(L +6.75%)	9/28/2018	3/30/2029	2,068,608	2,022,523	2,062,461	8.9

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)				3/8/2018			115,154	133,242	0.6

Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (2) (17)		12.50% cash / 1.50% PIK	N/A	7/13/2017	1/13/2023	489,271	484,730	216,705	0.9
Common Equity (3,750 units) (7)				7/13/2017			37,500	—	—
						489,271	522,230	216,705	0.9
Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Senior Secured Loan		11.62%	(L +8.50%)	4/8/2021	6/26/2026	1,322,722	1,200,551	1,260,134	5.4

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2022

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Excelin Home Health, LLC	Home Health Care Services	13.17% cash / 0.75% PIK
Senior Secured Loan			(L +9.50%)	10/25/2018	9/30/2025	$1,003,816	$986,596	$958,692	4.1%

Honor HN Buyer Inc.	Services for the Elderly and Persons with Disabilities
Senior Secured Loan		9.70%	(SOFR +6.00%)	10/15/2021	10/15/2027	854,179	839,845	831,166	3.6
Senior Secured Loan (Delayed Draw) (12)		9.70%	(SOFR +6.00%)	10/15/2021	10/15/2027	248,946	236,335	218,429	0.9
Senior Secured Loan (Revolver) (12)		n/m (5)	(SOFR +6.00%)	10/15/2021	10/15/2027	—	(1,663)	(2,668)	—
						1,103,125	1,074,517	1,046,927	4.5
Idera	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		9.32%	(L +6.75%)	1/27/2022	3/2/2029	1,000,000	1,000,000	939,489	4.0

Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan (2)		10.67% cash / 2.00% PIK	(L +8.00%)	10/1/2018	10/1/2024	1,017,348	1,002,003	1,017,348	4.4
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +7.00%)	10/1/2018	10/1/2024	—	(5,599)	—	—
						1,017,348	996,404	1,017,348	4.4
KNS Acquisition Corp. (9)	Electronic Shopping and Mail-Order Houses
Senior Secured Loan		10.42%	(L +6.25%)	7/26/2021	4/21/2027	975,000	972,959	914,672	3.9

LogMeIn (9)	Data Processing, Hosting, and Related Services
Senior Secured Loan		7.80%	(L +4.75%)	9/28/2022	8/31/2027	1,400,000	980,000	978,516	4.2

Metasource	All Other Business Support Services
Senior Secured Loan (2)		9.40%	(SOFR +6.25%)	5/17/2022	5/17/2027	696,500	690,058	684,484	2.9
Senior Secured Loan (Delayed Draw)		n/m (5)	(SOFR +6.25%)	5/17/2022	5/17/2024	—	(2,438)	(5,176)	—
						696,500	687,620	679,308	2.9

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2022

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Milrose Consultants, LLC	Administrative Management and General Management Consulting Services
Senior Secured Loan		10.30%	(SOFR +6.50%)	7/16/2019	7/16/2025	$3,859,772	$3,859,772	$3,798,367	16.3%
Senior Secured Loan (Revolver) (12)		10.30%	(SOFR +6.50%)	12/14/2021	7/16/2025	82,696	81,624	78,311	0.3
						3,942,468	3,941,396	3,876,678	16.6
One GI LLC (12)	Offices of Other Holding Companies
Senior Secured Loan (Delayed Draw)		9.87%	(L +6.75%)	12/13/2021	12/22/2025	868,438	854,389	815,881	3.5
Senior Secured Loan (Delayed Draw)		n/m (5)	(L +6.75%)	12/13/2021	12/13/2023	—	(2,750)	(27,738)	(0.1)
Senior Secured Loan (Revolver)		n/m (5)	(L +6.75%)	12/13/2021	12/22/2025	—	(2,671)	(10,086)	—
						868,438	848,968	778,057	3.4
Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		11.87% cash / 1.00% PIK	(L +9.75%)	3/23/2018	3/24/2025	86,910	86,623	87,319	0.4

RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 units) (7) (13)				1/17/2018			88,917	73,275	0.3

RC Buyer, Inc.	Other Automotive Mechanical and Electrical Repair and Maintenance
Senior Secured Loan		10.17%	(L +6.50%)	6/24/2022	7/30/2029	1,125,000	1,081,483	1,080,427	4.6

RSA Security	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		10.52%	(L +7.75%)	4/16/2021	4/27/2029	1,000,000	989,258	808,499	3.5

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2022

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
RumbleOn, Inc. (11)	Other Industrial Machinery Manufacturing
Senior Secured Loan		11.92%	(L +8.25%)	8/31/2021	8/31/2026	$1,039,500	$992,480	$970,488	4.2%
Senior Secured Loan (Delayed Draw) (12)		11.92%	(L +8.25%)	8/31/2021	2/23/2023	314,498	312,308	284,781	1.2
Warrants (warrants to purchase up to $150,000 in stock) (7)				8/31/2021	2/28/2023 (15)		50,082	7,454	—
						1,353,998	1,354,870	1,262,723	5.4
Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,)	Child Day Care Services
Senior Secured Loan		11.92%	(L +8.25%)	7/26/2018	7/30/2026	1,241,800	1,220,226	1,198,005	5.2

SS Acquisition, LLC	Sports and Recreation Instruction
Senior Secured Loan (6)		9.11%	(L +6.87%)	12/30/2021	12/30/2026	625,000	619,691	618,519	2.7
Senior Secured Loan (Delayed Draw) (12)		n/m (5)	(L +6.87%)	12/30/2021	12/30/2026	—	—	(3,889)	—
						625,000	619,691	614,630	2.7
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		11.12%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,593,201	1,574,955	6.8

The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		10.12%	(L +7.00%)	12/21/2021	12/22/2024	1,166,666	1,166,666	1,178,283	5.1
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +7.00%)	12/21/2021	12/22/2024	—	(2,470)	—	—
						1,166,666	1,164,196	1,178,283	5.1
Thryv, Inc. (9)	Directory and Mailing List Publishers
Senior Secured Loan		11.62%	(L +8.50%)	2/18/2021	3/1/2026	1,935,990	1,900,968	1,882,750	8.1

Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
Senior Secured Loan		9.32%	(L +5.75%)	10/14/2021	10/14/2026	1,332,297	1,326,893	1,329,364	5.7
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +5.75%)	10/14/2021	10/14/2026	—	(890)	(486)	—
						1,332,297	1,326,003	1,328,878	5.7

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2022

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Tony's Fresh Market / Cardenas Markets	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured Loan		9.79%	(SOFR +6.75%)	7/20/2022	8/1/2029	$2,000,000	$1,882,725	$1,882,725	8.1%

TruGreen Limited Partnership	Landscaping Services
Senior Secured Loan		11.62%	(L +8.50%)	5/13/2021	11/2/2028	1,500,000	1,538,467	1,472,085	6.3

Total Debt and Equity Investments						$45,936,394	$44,691,710	$43,524,943	187.2%

Structured Finance Securities (11)
Subordinated Notes, Mezzanine Debt and Other CLO-Related Investment
Apex Credit CLO 2020 Ltd.
Subordinated Notes (14) (16)		18.37%		11/16/2020	10/20/2031	$3,650,000	$3,170,221	$2,778,796	11.9%

Apex Credit CLO 2021 Ltd
Subordinated Notes (14) (16)		15.84%		5/28/2021	7/18/2034	1,480,000	1,211,198	1,032,160	4.4

Apex Credit CLO 2022-1A
Subordinated Notes (14) (16)		13.36%		4/28/2022	4/22/2033	1,892,824	1,584,717	1,584,717	6.8

CLO other (10) (14)		17.94%					20,519	27,025	0.1

Elevation CLO 2021-14 Ltd
Subordinated Notes (14) (16)		17.66%		9/21/2021	10/20/2034	1,750,000	1,425,672	1,317,243	5.7

Elevation CLO 2021-15, Ltd.
Subordinated Notes (14) (16)		17.94%		12/6/2021	1/5/2035	1,250,000	894,456	823,595	3.5

Monroe Capital MML CLO X, LTD.
Mezzanine Debt - Class E-R		11.55%	(SOFR +8.75%)	4/22/2022	5/20/2034	1,000,000	940,962	872,251	3.8

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2022

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Regatta II Funding
Mezzanine Debt - Class DR2		9.46%	(L +6.95%)	6/5/2020	1/15/2029	$800,000	$767,519	$720,384	3.1%

Total Structured Finance Securities						$11,822,824	$10,015,264	$9,156,171	39.3%

Total Investments						$57,759,218	$54,706,974	$52,681,114	226.5%
(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as “restricted securities” as such term is defined under Rule 6-03(f) of Regulation S-X or Rule 144 of the Securities Act.
(2)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of September 30, 2022:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Eblens Holdings, Inc.	Subordinated Loan	0% or 1.50%	12.50% or 14.00%	1.50%
Inergex Holdings, LLC	Senior Loan	0% or 2.00%	10.67% to 12.67%	2.00%

(3)A majority of the debt investments bear interest at rates determined by reference to LIBOR (L) or SOFR, and reset monthly, quarterly, or semi-annually. For all variable-rate investments, the schedule presents the spread over LIBOR or SOFR and the interest rate as of September 30, 2022. All investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(4)Unless otherwise noted in footnote 9, fair value was determined using significant unobservable inputs for all of the Company’s investments and are considered Level 3 under GAAP. See Note 5 for further details.
(5)Not meaningful as there is no outstanding balance on the revolver or delayed draw. The Company earns unfunded commitment fees on undrawn revolving lines of credit balances, which are reported in fee income. The Company considers undrawn amounts in the determination of fair value.
(6)The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of September 30, 2022:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
SS Acquisition, LLC	9.11%	8.75%	0.36%

(7)Non-income producing.
(8)Investments pledged as collateral under the PWB Credit Facility.
(9)Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.
(10) Fair value represents discounted cash flows associated with fees earned from CLO equity related investments.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2022
(11) Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of September 30, 2022, approximately 81% of the Company's assets were qualifying assets.
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
(16) Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated note investments. CLO subordinated note positions are entitled to recurring distributions which are generally equal to the residual cash flow of payments received on underlying securities less contractual payments to debt holders and fund expenses.
(17) Investment was on non-accrual status as of September 30, 2022, meaning the Company has suspended recognition of all or a portion of income on the investment. See Note 4 for further details.

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2021

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		8.25%	(L +7.25%)	12/19/2019	8/20/2025	$5,283,346	$5,208,742	$5,219,347	19.8%

Ball Metalpack	Metal Can Manufacturing
Senior Secured Loan		9.75%	(L +8.75%)	6/8/2021	7/31/2026	1,083,333	1,071,677	1,083,333	4.1

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		9.50%	(L +8.50%)	6/10/2021	6/11/2028	1,325,758	1,307,386	1,352,273	5.2
Senior Secured Loan (Delayed Draw) (12)		n/m (5)	(L +8.50%)	6/10/2021	6/11/2028	—	(10,670)	15,258	0.1
						1,325,758	1,296,716	1,367,531	5.3
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 Common shares) (7)				3/27/2020			46,403	1,944	—

Convergint Technologies	Security Systems Services (except Locksmiths)
Senior Secured Loan		7.50%	(L +6.75%)	9/28/2018	3/30/2029	1,499,955	1,490,779	1,514,955	5.8

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)				3/8/2018			115,154	131,047	0.5

Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (2)		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	484,565	483,191	476,279	1.8
Common Equity (3,750 Class A units) (7)				7/13/2017			37,500	15,388	0.1
						484,565	520,691	491,667	1.9
Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Senior Secured Loan		8.60%	(L +8.50%)	4/8/2021	6/26/2026	1,000,000	884,448	984,583	3.8

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2021

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	9/30/2025	$1,000,000	$984,075	$1,000,000	3.8%

Honor HN Buyer Inc.	Services for the Elderly and Persons with Disabilities
Senior Secured Loan		7.00%	(L +6.00%)	10/15/2021	10/15/2027	860,634	844,037	844,037	3.2
Senior Secured Loan (Delayed Draw) (12)		n/m (5)	(L +6.00%)	10/15/2021	10/15/2027	—	(5,210)	(5,210)	—
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +6.00%)	10/15/2021	10/15/2027	—	(1,910)	(1,910)	—
						860,634	836,917	836,917	3.2
Inergex Holdings	Other Computer Related Services
Senior Secured Loan		8.00% cash / 1.00% PIK	(L +8.00%)	10/1/2018	10/1/2024	1,017,348	1,002,203	1,017,348	3.9
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +7.00%)	10/1/2018	10/1/2024	—	(859)	—	—
						1,017,348	1,001,344	1,017,348	3.9
KNS Acquisition Corp.	Electronic Shopping and Mail-Order Houses
Senior Secured Loan		7.00%	(L +6.25%)	7/26/2021	4/21/2027	993,750	991,328	981,443	3.7

Milrose Consultants, LLC	Administrative Management and General Management Consulting Services
Senior Secured Loan (6)		7.50%	(L +6.50%)	7/16/2019	7/16/2025	3,889,306	3,889,108	3,830,306	14.6
Senior Secured Loan (Revolver) (12)		7.50%	(L +6.50%)	12/14/2021	7/16/2025	110,262	108,902	106,080	0.4
						3,999,568	3,998,010	3,936,386	15.0
One GI LLC (12)	Offices of Other Holding Companies
Senior Secured Loan (Delayed Draw)		7.75%	(L +6.75%)	12/13/2021	3/13/2022	636,364	623,437	623,437	2.4
Senior Secured Loan (Delayed Draw)		n/m (5)	(L +6.75%)	12/13/2021	12/13/2023	—	(4,464)	(4,464)	—
Senior Secured Loan (Revolver)		n/m (5)	(L +6.75%)	12/13/2021	12/22/2025	—	(3,290)	(3,290)	—
						636,364	615,683	615,683	2.4
Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		9.75% cash / 1.00% PIK	(L +9.75%)	3/23/2018	3/24/2025	325,286	323,853	325,936	1.2

RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 Class A units) (7) (13)				1/17/2018			88,917	143,361	0.5

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2021

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
RSA Security	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		8.50%	(L +7.75%)	4/16/2021	4/27/2029	$1,000,000	$988,036	$948,971	3.6%

RumbleOn, Inc. (11)	Other Industrial Machinery Manufacturing
Senior Secured Loan		9.25%	(L +8.25%)	8/31/2021	8/31/2026	1,047,375	990,955	1,001,436	3.8
Senior Secured Loan (Delayed Draw) (12)		n/m (5)	(L +8.25%)	8/31/2021	2/23/2023	—	(4,435)	(19,737)	(0.1)
Warrants (warrants to purchase up to $150,000 in common stock) (7)				8/31/2021	2/28/2023 (18)	—	50,082	68,480	0.3
						1,047,375	1,036,602	1,050,179	4.0
SourceHOV Tax, Inc.	Other Accounting Services
Senior Secured Loan		7.50%	(L +6.50%)	3/16/2020	3/16/2025	3,533,902	3,505,318	3,558,423	13.6
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +6.50%)	5/17/2021	3/17/2025	—	(2,680)	—	—
						3,533,902	3,502,638	3,558,423	13.6
Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.)	Child Day Care Services
Senior Secured Loan		8.47%	(L +8.25%)	7/26/2018	7/30/2026	1,241,800	1,215,994	1,148,024	4.4

SS Acquisition, LLC	Sports and Recreation Instruction
Senior Secured Loan (6)		7.88%	(L +6.88%)	12/30/2021	12/30/2026	625,000	618,757	618,757	2.4
Senior Secured Loan (Delayed Draw) (12)		n/m (5)	(L +6.88%)	12/30/2021	12/30/2026	—	—	—	—
						625,000	618,757	618,757	2.4
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		9.00%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,592,716	1,593,220	6.1

The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		8.00%	(L +7.00%)	12/21/2021	12/22/2024	1,166,666	1,166,666	1,170,163	4.5
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +7.00%)	12/21/2021	12/22/2024	—	(3,300)	999	—
						1,166,666	1,163,366	1,171,162	4.5
Thryv (9)	Directory and Mailing List Publishers
Senior Secured Loan		9.50%	(L +8.50%)	2/18/2021	3/1/2026	1,024,790	1,002,156	1,042,724	4.0

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2021

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
Senior Secured Loan		7.00%	(L +6.00%)	10/14/2021	10/14/2026	$1,276,213	$1,270,252	$1,270,108	4.8%
Senior Secured Loan (Revolver) (12)		7.00%	(L +6.00%)	10/14/2021	10/14/2026	30,882	29,827	29,827	0.1
						1,307,095	1,300,079	1,299,935	4.9
TruGreen Limited Partnership	Landscaping Services
Senior Secured Loan		9.25%	(L +8.50%)	5/13/2021	11/2/2028	1,500,000	1,543,189	1,530,000	5.8

Total Debt and Equity Investments						$33,549,755	$33,438,270	$33,612,876	128.2%

Structured Finance Securities (11)
Subordinated Notes, Mezzanine Debt and Other CLO-Related Investment (11) (14)
Apex Credit CLO 2020
Subordinated Notes (15) (16)		10.20%		11/16/2020	10/20/2031	$3,650,000	$3,062,414	$2,994,574	11.4%

Apex Credit CLO 2021 Ltd
Subordinated Notes (15) (16)		14.53%		5/28/2021	7/18/2034	1,480,000	1,337,198	1,276,223	4.9

CLO other (10)							29,245	29,245	0.1

Elevation CLO 2021-14 Ltd
Subordinated Notes (15) (16)		16.05%		9/21/2021	10/20/2034	1,750,000	1,466,388	1,527,640	5.8

Elevation CLO 2021-15, Ltd.
Subordinated Notes (15) (16)		16.91%		12/6/2021	1/5/2035	1,250,000	880,784	877,005	3.3

Monroe Capital MML CLO X, LTD.
Mezzanine debt - Class E		10.92%	(L +8.85%)	8/7/2020	8/20/2031	1,000,000	949,466	995,846	3.8

Regatta II Funding
Mezzanine debt - Class DR2		13.42%	(L +6.95%)	6/5/2020	1/15/2029	800,000	736,622	795,160	3.0

Total Subordinated Notes, Mezzanine Debt and Other CLO-Related Investment						$9,930,000	$8,462,117	$8,495,693	32.3%

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2021

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets

Loan Accumulation Facilities
Apex Credit CLO 2021-II Ltd (11) (17)
Loan accumulation facility		13.50%		7/14/2021	7/14/2022	$1,500,000	$1,500,000	$1,500,000	5.7%

Total Structured Finance Securities						$11,430,000	$9,962,117	$9,995,693	38.0%

Total Investments						$44,979,755	$43,400,387	$43,608,569	166.2%

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
(3)    Substantially all of the investments that bear interest at a variable rate are indexed to LIBOR (L), generally between 0.75% and 1.00% at December 31, 2021, and reset monthly, quarterly, or semi-annually. Variable-rate loans with an aggregate cost of $32,617,023 include LIBOR reference rate floor provisions of generally 0.75% to 1.00% at December 31, 2021; the reference rate on such instruments was generally below the stated floor provisions. For each investment, the Company has provided the spread over the reference rate and current interest rate in effect at December 31, 2021. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(4)    Unless otherwise noted in footnote 9, fair value was determined using significant unobservable inputs for all of the Company's investments and are considered Level 3 under GAAP. See Note 5 for further details.
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

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2021
(10)    Fair value represents discounted cash flows associated with fees earned from CLO equity-related investments.
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
(15)    Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated note investments.
(16)    CLO subordinated note positions are entitled to recurring distributions generally equal to the residual cash flow of payments received on underlying securities less contractual payments to senior CLO debt holders and fund expenses.
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
The Company’s objective is to provide stockholders with current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments, primarily in middle-market companies located principally in the United States. In addition, the Company may make investments in Structured Finance Securities.
OFS Advisor, an affiliate of the Company and a registered investment adviser, manages the day-to-day operations of, and provides investment advisory services to, the Company. In addition, OFS Advisor serves as the investment adviser to OFS Capital, a publicly traded BDC with an investment strategy similar to that of the Company. OFS Advisor also serves as the investment adviser to OCCI, a non-diversified, externally managed, closed-end management investment company that is registered as an investment company under the 1940 Act and primarily invests in Structured Finance Securities. Additionally, OFS Advisor serves as the collateral manager to CLOs, adviser to separately managed accounts and sub-adviser to investment companies managed by an affiliate. From August 3, 2020 through February 1, 2022, CIM Capital, an affiliate of the Company, OFS Advisor and CCO, and a registered investment adviser, served as the Company’s sub-adviser.
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
The Company may make investments through HPCI-MB, a wholly owned and consolidated subsidiary taxed under subchapter C of the Code that generally holds the Company’s equity investments in portfolio companies that are taxed as pass-through entities.
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
New Accounting Pronouncements and Rule Issuances
In December 2020, the SEC issued a final rule adopting Rule 2a-5 under the 1940 Act to establish requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to Rule 2a-5, the Company’s Board may designate a valuation designee to perform fair value determinations. On September 7, 2022, pursuant to Rule 2a-5 the Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to the Company’s investments, commencing with the quarter ended September 30, 2022. In order for the Board to maintain oversight, OFS Advisor implemented the required reporting elements as prescribed in Rule 2a-5.
In June 2022, the FASB issued Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 amended Topic 820 to, among other things, (i) clarify the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (ii) amend a related illustrative example, and (iii) introduce new disclosure requirements for equity securities subject to contractual sale restrictions. ASU 2022-03 amendments are effective for the Company’s fiscal year ending December 31, 2024, and interim periods within the year. ASU 2022-03 provisions are to be applied prospectively with any adjustments made to earnings on the date of adoption. The Company is currently evaluating the impact, if any, ASU 2022-03 will have on its consolidated financial position or disclosures.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

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
The second part of the incentive fee (the “Capital Gain Fee”) will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and will equal 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation at the end of such year, less all previous amounts paid in respect of the Capital Gain Fee. Since inception through September 30, 2022, the Company has not made a Capital Gain Fee payment.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

direct basis without profit to OFS Services. Amounts charged under the Administration Agreement exclude Contractual Issuer Expenses.
Equity Ownership: As of September 30, 2022, affiliates of OFS Advisor held 74,084 shares of common stock, which is approximately 3.7% of the Company’s outstanding shares of common stock.
Expenses recognized under agreements with the Advisors, CCO and OFS Services and distributions paid to affiliates for the three and nine months ended September 30, 2022 and 2021 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Management fees	$157,159	$139,322	$454,421	$417,822
Incentive fees	—	137,792	—	255,051
Administrative fees	239,464	187,261	709,291	560,194
Dealer manager fees	8,160	—	37,860	16,500
Reimbursements of offering and Contractual Issuer Expenses	12,240	—	27,090	8,250
Distributions paid to affiliates	18,803	18,803	56,408	56,408
Expense Limitation Agreements:
The table below presents the contractual agreements between the Company and OFS Advisor and affiliates that provide or provided expense limitation for the period December 8, 2015 (inception) to date. The expense limitation clauses in these agreements were substantially identical, and as of September 30, 2022, all amounts are conditionally reimbursable to OFS Advisor for three years from the date such support is provided.

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
Expense limitations provided under the Advisory Agreements and ESAs for the three and nine months ended September 30, 2022 and 2021, are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net offering costs and Contractual Issuer Expenses limitations under the Advisory Agreements	$266,245	$9,825	$310,173	$68,863
Operating expense limitations under the ESAs	—	652,774	134,376	1,171,107
Total expense limitations	$266,245	$662,599	$444,549	$1,239,970
The Company is conditionally obligated to reimburse OFS Advisor for aggregate expense support provided of $3,975,864 and $4,496,777 at September 30, 2022 and December 31, 2021, respectively, as presented below:

	September 30, 2022	December 31, 2021
Unreimbursed costs under the Advisory Agreements	$668,221	$580,379
Unreimbursed operating expense support under the ESAs	3,307,643	3,916,398
Total conditional reimbursement obligation under expense limitation agreements	$3,975,864	$4,496,777

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
Unreimbursed offering costs and Contractual Issuer Expenses subject to conditional reimbursement as of September 30, 2022, are summarized below:

Period incurred	Unreimbursed Total	Expiration of reimbursement eligibility (1)
Three months ended December 31, 2019	$78,506	December 31, 2022
Year ended December 31, 2020	217,356	December 31, 2023
Year ended December 31, 2021	57,587	December 31, 2024
Nine months ended September 30, 2022	314,772	September 30, 2025
Total unreimbursed offering costs and Contractual Issuer Expenses	$668,221
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
Unreimbursed support for operating expenses provided under the ESAs and conditions for reimbursement to OFS Advisor as of September 30, 2022, are summarized below:

		Other Operating Expense Ratio
Supported period	Amount of expense limitation	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share(1)	Expiration of reimbursement eligibility
Three months ended December 31, 2019	$385,544	4.9%	5.5%	7.2%	December 31, 2022
Three months ended March 31, 2020	334,160	5.9%	6.2%	7.2%	March 31, 2023
Three months ended June 30, 2020	425,718	6.1%	6.2%	7.2%	June 30, 2023
Three months ended September 30, 2020	452,480	6.7%	6.2%	7.2%	September 30, 2023
Three months ended December 31, 2020	404,258	6.6%	6.2%	7.2%	December 31, 2023
Three months ended March 31, 2021	253,800	6.5%	6.8%	7.2%	March 31, 2024
Three months ended June 30, 2021	264,533	7.6%	6.8%	7.1%	June 30, 2024
Three months ended September 30, 2021	652,774	6.8%	6.8%	7.1%	September 30, 2024
Three months ended March 31, 2022	134,376	7.2%	n/m(2)	7.0%	March 31, 2025
Total unreimbursed operating expense limitations provided under the ESAs	$3,307,643
(1)    The annualized rate of distributions per share is expressed as a percentage equal to the annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular quarterly cash distribution per share as of such date without compounding), divided by our Offering price per share as of such date.
(2)    Not meaningful. Annual Other Operating Expense Ratio upon which reimbursement is conditioned is based on the full-year results and will not be determined until after December 31, 2022.
During the three months ended June 30, 2022 and September 30, 2022, OFS Advisor was not required to provide the Company support for operating expenses. As of September 30, 2022, the Company has not been required to reimburse OFS Advisor for a previously provided operating expense support payment.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 4. Investments
As of September 30, 2022, the Company had loans to 33 portfolio companies, of which 99% were senior secured loans and 1% were subordinated loans, at fair value. The Company also had equity investments in six portfolio companies and seven investments in Structured Finance Securities. As of September 30, 2022, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$43,739,892	79.9%	188.0%	$42,970,058	81.6%	184.7%
Subordinated debt investments	484,730	0.9	2.1	216,705	0.4	0.9
Common equity and warrant investments	467,088	0.9	2.0	338,180	0.6	1.5
Total Portfolio Company Investments	44,691,710	81.7	192.1	43,524,943	82.6	187.1
Structured Finance Securities	10,015,264	18.3	43.1	9,156,171	17.4	39.4
Total investments	$54,706,974	100.0%	235.2%	$52,681,114	100.0%	226.5%
At September 30, 2022, all of the Company’s debt and equity investments were domiciled in the United States, while its Structured Finance Securities were domiciled in the Cayman Islands. Structured Finance Securities generally hold underlying portfolios of investments in companies domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
All Other Business Support Services	$687,620	1.3%	3.0%	$679,309	1.3%	2.9%
Security Systems Services (except Locksmiths)	2,022,523	3.7	8.7	2,062,461	3.9	9.2
Arts, Entertainment, and Recreation
All Other Amusement and Recreation Industries	1,164,196	2.1	5.0	1,178,283	2.2	5.1
Landscaping Services	1,538,467	2.8	6.6	1,472,085	2.8	6.3
Construction
Plumbing, Heating, and Air-Conditioning Contractors	86,623	0.2	0.4	87,319	0.2	0.4
Education Services
Sports and Recreation Instruction	619,691	1.1	2.7	614,630	1.2	2.6
Health Care and Social Assistance
Child Day Care Services	1,220,226	2.2	5.2	1,198,005	2.3	5.2
Home Health Care Services	986,596	1.8	4.2	958,692	1.8	4.1
Outpatient Mental Health and Substance Abuse Centers	1,590,990	2.9	6.8	1,608,237	3.1	6.9
Services for the Elderly and Persons with Disabilities	2,154,838	3.9	9.3	2,097,177	4.0	9.0
Information
Cable and Other Subscription Programming	1,112,500	2.0	4.8	1,085,938	2.1	4.7
Data Processing, Hosting, and Related Services	1,095,154	2.0	4.7	1,111,758	2.1	4.8
Directory and Mailing List Publishers	1,900,968	3.5	8.2	1,882,750	3.6	8.1
Software Publishers	88,917	0.2	0.4	73,275	0.1	0.3

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Management of Companies and Enterprises
Offices of Other Holding Companies	$848,968	1.6%	3.7%	$778,057	1.5%	3.3%
Manufacturing
Current-Carrying Wiring Device Manufacturing	1,200,551	2.2	5.2	1,260,134	2.4	5.4
Ice Cream and Frozen Dessert Manufacturing	820,147	1.5	3.5	778,786	1.5	3.3
Motorcycle, Bicycle, and Parts Manufacturing	1,326,003	2.4	5.7	1,328,878	2.5	5.7
Other Industrial Machinery Manufacturing	1,354,870	2.5	5.8	1,262,723	2.4	5.4
Other Services (except Public Administration)
Communication Equipment Repair and Maintenance	1,657,272	3.0	7.1	1,517,500	2.9	6.5
Other Automotive Mechanical and Electrical Repair and Maintenance	1,081,483	2.0	4.7	1,080,427	2.1	4.6
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	3,941,396	7.2	16.8	3,876,678	7.4	16.6
Computer Systems Design Services	489,187	0.9	2.1	489,187	0.9	2.1
Other Computer Related Services	996,404	1.8	4.3	1,017,348	1.9	4.4
Public Administration
Other Justice, Public Order, and Safety Activities	46,403	0.1	0.2	1,920	—	—
Retail Trade
Electronics and Appliance Stores	1,625,498	3.0	7.0	1,604,211	3.0	6.9
Electronic Shopping and Mail-Order Houses	972,959	1.8	4.2	914,672	1.7	3.9
Shoe Store	522,230	1.0	2.2	216,705	0.4	0.9
Supermarkets and Other Grocery (except Convenience) Stores	1,882,725	3.4	8.1	1,882,725	3.6	8.1
Wholesale Trade
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	1,989,258	3.6	8.6	1,747,988	3.3	7.5
Industrial Machinery and Equipment Merchant Wholesalers	1,593,201	2.9	6.9	1,574,955	3.0	6.8
Motor Vehicle Parts (Used) Merchant Wholesalers	5,184,481	9.5	22.3	5,243,125	9.8	22.5
Other Miscellaneous Nondurable Goods Merchant Wholesalers	889,365	1.6	3.8	839,005	1.6	3.6
Total Portfolio Company Investments	$44,691,710	81.7%	192.2%	$43,524,943	82.6%	187.1%
Structured Finance Securities	10,015,264	18.3	43.1	9,156,171	17.4	39.4
Total investments	$54,706,974	100.0%	235.3%	$52,681,114	100.0%	226.5%

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

As of December 31, 2021, the Company had loans to 23 portfolio companies, of which 99% were senior secured loans and 1% were subordinated loans, at fair value. The Company also had equity investments in eight portfolio companies and seven investments in Structured Finance Securities.
At December 31, 2021, the Company's investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$32,617,023	75.2%	124.3%	$32,776,377	75.2%	124.9%
Subordinated debt investments	483,191	1.1	1.8	476,279	1.1	1.8
Common equity investments	338,056	0.8	1.3	360,220	0.8	1.4
Total debt and equity investments	33,438,270	77.1	127.4	33,612,876	77.1	128.1
Structured Finance Securities	9,962,117	22.9	38.0	9,995,693	22.9	38.1
Total	$43,400,387	100.0%	165.4%	$43,608,569	100.0%	166.2%
At December 31, 2021, all of the Company’s debt and equity investments were domiciled in the United States, while its subordinated notes and mezzanine debt securities were domiciled in the Cayman Islands and its loan accumulation facility was domiciled in Canada. These Structured Finance Securities generally hold underlying portfolios of debt investments of United States domiciled companies. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Landscaping Services	$1,543,189	3.6%	5.9%	$1,530,000	3.5%	5.8%
Security Systems Services (except Locksmiths)	1,490,779	3.4	5.7	1,514,955	3.5	5.8
Arts, Entertainment, and Recreation
All other amusement and recreation industries	1,163,366	2.7	4.4	1,171,162	2.7	4.5
Construction
Plumbing, Heating, and Air-Conditioning Contractors	323,853	0.7	1.2	325,936	0.7	1.2
Education Services
Sports and Recreation Instruction	618,757	1.4	2.4	618,757	1.4	2.4
Health Care and Social Assistance
Child Day Care Services	1,215,994	2.8	4.6	1,148,024	2.6	4.4
Home Health Care Services	984,075	2.3	3.7	1,000,000	2.3	3.8
Outpatient Mental Health and Substance Abuse Centers	1,296,716	3.0	4.9	1,367,530	3.1	5.2
Services for the Elderly and Persons with Disabilities	836,917	1.9	3.2	836,917	1.9	3.2
Information
Data Processing, Hosting, and Related Services	115,154	0.3	0.4	131,047	0.3	0.5
Directory and Mailing List Publishers	1,002,156	2.3	3.8	1,042,724	2.4	4.0
Software Publishers	88,917	0.2	0.3	143,361	0.3	0.5
Management of Companies and Enterprises
Offices of Other Holding Companies	615,682	1.4	2.3	615,682	1.4	2.3

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Manufacturing
Current-Carrying Wiring Device Manufacturing	$884,448	2.0%	3.4%	$984,583	2.3%	3.8%
Metal Can Manufacturing	1,071,677	2.5	4.1	1,083,333	2.5	4.1
Motorcycle, Bicycle, and Parts Manufacturing	1,300,079	3.0	5.0	1,299,935	3.0	5.0
Other Industrial Machinery Manufacturing	1,036,602	2.4	3.9	1,050,179	2.4	4.0
National industry
Other Accounting Services	3,502,637	8.1	13.3	3,558,423	8.2	13.6
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	3,998,011	9.2	15.3	3,936,385	9.0	15.0
Other Computer Related Services	1,001,344	2.3	3.8	1,017,348	2.3	3.9
Public Administration
Other Justice, Public Order, and Safety Activities	46,403	0.1	0.2	1,944	—	—
Retail Trade
Electronic Shopping and Mail-Order Houses	991,328	2.3	3.8	981,443	2.3	3.7
Shoe Store	520,691	1.2	2.0	491,666	1.1	1.9
Wholesale Trade
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	988,036	2.3	3.8	948,971	2.2	3.6
Industrial Machinery and Equipment Merchant Wholesalers	1,592,716	3.7	6.1	1,593,220	3.7	6.1
Motor Vehicle Parts (Used) Merchant Wholesalers	5,208,743	12.0	19.9	5,219,351	12.0	19.9
Total debt and equity investments	33,438,270	77.1	127.4	33,612,876	77.1	128.2
Structured Finance Securities	9,962,117	22.9	38.0	9,995,693	22.9	38.1
Total investments	$43,400,387	100.0%	165.4%	$43,608,569	100.0%	166.3%
Non-Accrual Loans: Management reviews all loans that become past due on principal and interest, and/or when there is reasonable doubt that principal, cash interest, or PIK interest will be collected, for placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest is credited to income and reversed. Additionally, Net Loan Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. As of September 30, 2022, the amortized cost and fair value of the loan on non-accrual status with respect to all interest and Net Loan Fee amortization was $484,730 and $216,705, respectively. At December 31, 2021, the Company had zero portfolio companies on non-accrual status.
Portfolio Concentration: As of September 30, 2022 and December 31, 2021, approximately 23% and 22%, respectively, of the Company’s net assets were comprised of Structured Finance Securities managed by a single adviser.
As of September 30, 2022, the Company’s senior secured debt investment in All Star Auto Lights, Inc. accounted for 10% and 23% of its total portfolio at fair value and its total net assets, respectively.
Note 5. Fair Value of Financial Instruments
The Company’s investments are carried at fair value and determined in accordance with a documented valuation policy that is applied in a consistent manner. On September 7, 2022, pursuant to Rule 2a-5 the Board designated OFS Advisor as the

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

valuation designee to perform fair value determinations relating to the Company’s investments, commencing with the quarter ended September 30, 2022. In order for the Board to maintain oversight, OFS Advisor implemented the required reporting elements as prescribed in Rule 2a-5.
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
The inputs into the determination of fair value are based upon the best information under the circumstances and may require significant judgment or estimation by management. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. The Company generally categorizes its investment portfolio into Level 3, and to a lesser extent Level 2, of the hierarchy.
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 senior securities for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Transfers from Level 2 to Level 3	$—	$—	$—	$—
Transfers from Level 3 to Level 2	914,672	—	914,672	—
Transfers between levels during the reporting periods were due to availability of reliable Indicative Prices in those periods.
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from the continuing COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, rising interest and inflation rates and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company’s investments.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The following tables present the Company's investment portfolio measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, respectively:

Security	Level 1	Level 2	Level 3	Fair Value at September 30, 2022
Debt investments	$—	$7,983,586	$35,203,177	$43,186,763
Equity investments	—	—	338,180	338,180
Structured Finance Securities	—	—	9,156,171	9,156,171
	$—	$7,983,586	$44,697,528	$52,681,114

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2021
Debt investments	$—	$1,042,724	$32,209,932	$33,252,656
Equity investments	—	—	360,220	360,220
Structured Finance Securities	—	—	9,995,693	9,995,693
	$—	$1,042,724	$42,565,845	$43,608,569
The following tables provide quantitative information about valuation techniques and the Company’s significant inputs to the Company’s Level 3 fair value measurements as of September 30, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements.

	Fair Value at September 30, 2022	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$32,614,560	Discounted cash flow	Discount rates	10.44% - 17.69% (13.06%)
Senior secured	2,371,912	Market approach	Transaction Price
Subordinated	216,705	Market approach	EBITDA multiples	5.81x - 5.81x (5.81x)

Structured Finance Securities:
Subordinated notes and CLO equity related investments(1)	5,978,819	Discounted cash flow	Discount rates	9.68% - 24.50% (21.87%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)
Subordinated notes and CLO equity related investments	1,584,717	Market approach	Transaction Price

Mezzanine debt	1,592,635	Discounted cash flow	Discount margin	9.75% - 11.60% (10.76%)
			Constant default rate	2.00% - 3.00% (2.55%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Common equity and warrants	338,180	Market approach	EBITDA multiples	4.52x - 11.50x (8.08x)
	$44,697,528
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

Structured Finance Securities:
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The following tables present changes in the investment measured at fair value using Level 3 inputs for the nine months ended September 30, 2022 and 2021, respectively:

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2021	$31,733,653	$476,279	$—	$360,220	$9,995,693	$42,565,845
Net unrealized depreciation on investments	(681,297)	(261,112)	—	(151,072)	(892,669)	(1,986,150)
Net realized loss on investments	(210)	—	—	—	—	(210)
Amortization of Net Loan Fees	149,302	327	—	—	87,392	237,021
Paid-in-kind interest income	15,988	1,211	—	—	—	17,199
Accretion of interest income on Structured Finance Securities	—	—	—	—	834,012	834,012
Proceeds from principal payments on portfolio investments	(6,339,506)	—	—	—	(2,500,000)	(8,839,506)
Sale or redemption of portfolio investments	(100,849)	—	—	—	—	(100,849)
Purchase of portfolio investments	11,140,822	—	—	129,032	2,434,117	13,703,971
Proceeds from distributions received from Structured Finance Securities	—	—	—	—	(802,374)	(802,374)
Amendment fees collected	(16,759)	—	—	—	—	(16,759)
Transfers out of Level 3	(914,672)	—	—	—	—	(914,672)
Level 3 assets, September 30, 2022	$34,986,472	$216,705	$—	$338,180	$9,156,171	$44,697,528

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2020	$38,573,440	$381,516	$338,000	$708,036	$4,997,216	$44,998,208
Net unrealized appreciation (depreciation) on investments	728,829	66,332	(44,846)	(116,864)	(176,477)	456,974
Net realized gain (loss) on investments	(9,551)	—	—	131,023	—	121,472
Amortization of Net Loan Fees	334,560	4,165	—	—	55,262	393,987
Paid-in-kind interest income	66,672	5,305	—	—	—	71,977
Accretion of interest income on Structured Finance Securities	—	—	—	—	344,688	344,688
Proceeds from principal payments on portfolio investments	(20,029,062)	—	—	—	(1,600,000)	(21,629,062)
Sale of portfolio investments	(751,167)	—	—	(297,491)	—	(1,048,658)
Purchase of portfolio investments	15,925,594	—	—	50,082	4,426,853	20,402,529
Proceeds from distributions received from Structured Finance Securities	—	—	—	—	(365,821)	(365,821)
Level 3 assets, September 30, 2021	$34,839,315	$457,318	$293,154	$474,786	$7,681,721	$43,746,294

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the nine months ended September 30, 2022 and 2021, attributable to the Company’s Level 3 assets still held at those respective period ends was as follows:

	Period ended September 30,
	2022	2021
Senior secured debt investments	$(565,454)	$645,049
Subordinated debt investments	(261,112)	66,331
Preferred equity	—	(44,846)
Common equity and warrants	(151,072)	30,667
Structured Finance Securities	(846,289)	(128,580)
Net unrealized appreciation (depreciation) on investments held	$(1,823,927)	$568,621
Other Financial Assets and Liabilities
The Company provides disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments, such as cash, receivables and payables, approximate the fair value of such items due to the short maturity of such financial instruments. The PWB Credit Facility is a variable rate instrument and fair value is estimated to approximate carrying value as of September 30, 2022 and December 31, 2021.
The following tables present the fair value measurements of the Company's debt and indicate the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$10,890,000	$10,890,000
Unsecured Note	—	—	12,793,769	12,793,769
Total debt, at fair value	$—	$—	$23,683,769	$23,683,769

	December 31, 2021
Description	Level 1	Level 2	Level 3 (1)	Total
PWB Credit Facility	$—	$—	$5,425,000	$5,425,000
Unsecured Note	—	—	14,987,583	14,987,583
Total debt, at fair value	$—	$—	$20,412,583	$20,412,583
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

The following table sets forth the carrying values and fair values of the Company’s debt as of September 30, 2022 and December 31, 2021, respectively:

	As of September 30, 2022		As of December 31, 2021
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
PWB Credit Facility	$10,890,000	$10,890,000	$5,425,000	$5,425,000
Unsecured Note	14,697,138	12,793,769	14,642,623	14,987,583
Total debt	$25,587,138	$23,683,769	$20,067,623	$20,412,583
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 6. Commitments and Contingencies
As of September 30, 2022 and December 31, 2021, the Company had outstanding commitments to fund investments under various undrawn revolvers and other credit facilities totaling $3,888,771 and $4,180,448, respectively.
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2022.
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
On February 17, 2021, the Company amended the PWB Credit Facility to, among other things: (i) increase the maximum amount available under the PWB Credit Facility from $10,000,000 to $15,000,000; (ii) decrease the interest rate floor from 5.50% per annum to 5.25% per annum; (iii) restrict the transfer of certain assets to the Company’s subsidiaries or incurrence of debt by, or the encumbrance of assets of, the Company's subsidiaries; and (iv) extend the maturity date from February 28, 2021 to February 28, 2023.
On November 15, 2021, the Company amended the PWB Credit Facility to decrease the interest rate floor from 5.25% to 4.25%, effective as of November 1, 2021.
On September 7, 2022, the Company amended the PWB Credit Facility to, among other things: (i) increase the maximum amount available under the PWB Credit Facility from $15,000,000 to $20,000,000; (ii) increase the advance rate from 35% to 50%; (iii) increase the minimum net asset value covenant from $10,000,000 to $15,000,000; (iv) increase the covenant requiring minimum quarterly net investment income after the management/incentive fees from $200,000 to $300,000; and (v) extend the maturity date from February 28, 2023 to August 31, 2024. Fees and legal costs incurred in connection with the PWB Credit Facility are amortized over the life of the facility.
The maximum availability of the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of September 30, 2022 and December 31, 2021, the Company had $10,890,000 and $5,425,000, respectively, of outstanding debt under the PWB Credit Facility. As of September 30, 2022, the unused commitment under the PWB Credit Facility was $9,110,000, subject to a borrowing base and other covenants.
For the three and nine months ended September 30, 2022 and 2021, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the PWB Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stated interest expense(1)	$162,351	$19,103	$296,643	$112,208
Amortization of debt issuance costs	116	—	116	12,287
Total interest and debt financing costs	$162,467	$19,103	$296,759	$124,495
Cash paid for interest expense	$159,266	$18,301	$293,044	$106,371
Effective interest rate(2)	6.73%	n/m	6.35%	11.58%
Average outstanding balance	$9,649,783	$280,978	$6,234,377	$1,432,875
(1) Stated interest expense includes unused fees.
(2) Not meaningful due to a considerable amount of unused fees in stated interest expense.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Unsecured Note: On November 27, 2019, the Company entered into the Note Purchase Agreement under which the Company sold the Unsecured Note. The Unsecured Note has an annual fixed interest rate of 5.50% payable quarterly and matures on November 27, 2026. On September 23, 2021, the Company executed an amendment to the Unsecured Note which, among other things: (i) extended the scheduled maturity date of the Unsecured Note from November 27, 2024 to November 27, 2026; and (ii) reduced the coupon rate of the Unsecured Note from 6.50% to 5.50%. In addition, the Company may, at its option, upon notice to the purchaser, redeem at any time all, or from time to time, any part of, the Unsecured Note, in an amount not less than 10% of the aggregate principal amount of the Unsecured Note then outstanding in the case of a partial redemption, at 100% of the principal amount so redeemed, together with interest on such Unsecured Note accrued to, but excluding, the date of redemption, and with no redemption settlement amount paid by the Company in connection with any such redemption. Fees and legal costs incurred with the Unsecured Note are amortized over the life of the facility.
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
As of September 30, 2022 and December 31, 2021, the Company’s Unsecured Note had an aggregate outstanding principal of $15,000,000 and $15,000,000, respectively.
For the three and nine months ended September 30, 2022 and 2021, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Note were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stated interest expense	$206,250	$240,417	$618,750	$727,917
Amortization of debt issuance costs	18,172	24,554	54,515	60,478
Total interest and debt financing costs	$224,422	$264,971	$673,265	$788,395
Cash paid for interest expense	$206,250	$243,750	$618,750	$731,250
Effective interest rate	5.98%	7.07%	5.98%	7.01%
Average outstanding balance	$15,000,000	$15,000,000	$15,000,000	$15,000,000
For the three and nine months ended September 30, 2022 and 2021, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Average dollar borrowings	$24,649,783	$15,280,978	$21,234,377	$16,432,875
Weighted average effective interest rate	6.28%	7.44%	6.09%	7.41%

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 8. Financial Highlights
The following is a schedule of financial highlights for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Per share operating performance:
Net asset value per share at beginning of period	$11.87	$12.88	$12.99	$12.59
Net investment income(6)	0.21	0.33	0.51	0.83
Net realized gain on non-control/non-affiliate investments, net of taxes(6)	0.01	0.07	0.01	0.07
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments, net of taxes(6)	(0.20)	(0.05)	(1.12)	0.24
Total income (loss) from operations	0.02	0.35	(0.60)	1.14
Distributions(1)	(0.25)	(0.25)	(0.76)	(0.76)
Issuance and repurchase of common stock(2)(6)	—	—	0.01	0.01
Net asset value per share at end of period	$11.64	$12.98	$11.64	$12.98
Total return based on net asset value(3)(8)	0.2%	2.7%	(4.6)%	9.2%
Shares outstanding and subscribed at end of period	1,997,162	2,053,396	1,997,162	2,053,396
Weighted average shares outstanding and subscribed	2,013,683	2,105,581	2,010,701	2,149,392
Ratio/Supplemental Data
Average net asset value(4)	$23,410,219	$26,902,484	$24,582,773	$27,302,542
Net asset value at end of period	$23,256,195	$26,654,141	$23,256,195	$26,654,141
Net investment income	$416,226	$689,003	$1,015,901	$1,778,177
Ratio of total net operating expenses to average net assets(5)	18.3%	5.4%	15.1%	9.0%
Ratio of net investment income to average net assets(5)	7.1%	10.2%	5.5%	8.7%
Portfolio turnover(7)	3.1%	5.1%	20.8%	51.5%
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
(2)The issuance of common stock on a per share basis reflects the incremental net asset value change as a result of the issuance of shares of common stock in the Offering, the retirement of shares from the Company’s repurchases of common stock and the dilutive or anti-dilutive impact from significant changes in weighted-average shares outstanding during the year.
(3)Calculated as ending net asset value less beginning net asset value, adjusting for cumulative monthly distributions reinvested at the Company’s quarter-end net asset value.
(4)Based on the average of the net asset value at the beginning and end of the indicated period and if applicable the preceding calendar quarters.
(5)Annualized.
(6)Calculated on the average share method.
(7)Portfolio turnover rate is calculated using the lesser of period-to-date sales, Structured Finance Security distributions and principal payments or period-to-date purchases over the average of the invested assets at fair value.
(8)Not annualized.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 9. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued or subscribed in the Offering during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	63,489	$816,000	—	$—	133,356	$1,806,000	39,426	$550,000
Commissions and dealer manager fees	—	(51,320)	—	—	—	(130,770)	—	(38,100)
Net proceeds to the Company	63,489	$764,680	—	$—	133,356	$1,675,230	39,426	$511,900
Repurchases of Shares
The following table summarizes the common stock repurchases by the Company for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Repurchase of common stock	51,190	$612,744	54,557	$702,694	156,555	$1,946,936	164,950	$2,111,320
All repurchased shares were retired upon acquisition.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the nine months ended September 30, 2022 and 2021. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount	Cash Distribution
Nine Months Ended September 30, 2021
January 26, 2021	January 27, 2021	April 15, 2021	$0.0846	$184,337
February 23, 2021	February 24, 2021	April 15, 2021	0.0846	184,337
March 27, 2021	March 29, 2021	April 15, 2021	0.0846	186,173
April 27, 2021	April 28, 2021	July 15, 2021	0.0846	181,488
May 25, 2021	May 26, 2021	July 15, 2021	0.0846	182,987
June 26, 2021	June 28, 2021	July 15, 2021	0.0846	178,333
July 27, 2021	July 28, 2021	October 15, 2021	0.0846	178,333
August 27, 2021	August 27, 2021	October 15, 2021	0.0846	178,333
September 27, 2021	September 28, 2021	October 15, 2021	0.0846	173,717
Total			$0.7614	$1,628,038

Nine Months Ended September 30, 2022
January 26, 2022	January 27, 2022	April 15, 2022	$0.0846	$170,923
February 23, 2022	February 24, 2022	April 15, 2022	0.0846	170,923
March 28, 2022	March 29, 2022	April 15, 2022	0.0846	166,421
April 26, 2022	April 27, 2022	July 15, 2022	0.0846	166,956
May 25, 2022	May 26, 2022	July 15, 2022	0.0846	169,174
June 27, 2022	June 28, 2022	July 15, 2022	0.0846	167,069
July 26, 2022	July 27, 2022	August 5, 2022	0.0846	167,919
August 27, 2022	August 29, 2022	September 6, 2022	0.0846	171,232
September 27, 2022	September 28, 2022	October 5, 2022	0.0846	167,642
Total			$0.7614	$1,518,259
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
Note 10. Subsequent Events Not Disclosed Elsewhere
On October 26, 2022, the Board declared a distribution of $0.0846 per common share, which represents a 7.7% distribution yield based on the Company’s common stock offering price as of October 28, 2022, payable on November 7, 2022, to stockholders of record on October 27, 2022.
Subsequent to September 30, 2022, the Company sold an additional 11,763 common shares for additional net proceeds of $139,000.
On November 8, 2022, the Board approved a tender offer, commencing on November 29, 2022, to purchase 2.5% of the weighted average number of shares of the outstanding Common Stock for the trailing 12-month period ending September 30, 2022.

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
Overview
    Key performance metrics are presented below:

	September 30, 2022	June 30, 2022
Net asset value per common share	$11.64	$11.87

	Three Months Ended
	September 30, 2022	June 30, 2022
Net investment income per common share	$0.21	$0.12
Net increase (decrease) in net assets resulting from operations per common share	0.02	(0.69)
Distributions declared per common share	0.25	0.25
Our NAV per share decreased from $11.87 at June 30, 2022 to $11.64 per common share at September 30, 2022, primarily due to unrealized depreciation on our investment portfolio of $369,416, or $0.20 per share.
For the quarter ended September 30, 2022, total investment income increased $290,976, or $0.14 per share, compared to the quarter ended June 30, 2022, primarily due to an increase in interest income. Interest income increased $272,371 compared to the prior quarter, primarily due to rising floating base rates and an increase in the number of debt investments in our portfolio.
The net loss on investments of $369,416 for the quarter ended September 30, 2022 was primarily due to unrealized depreciation of $159,183 on our subordinated debt investment in Eblens Holdings, Inc., which was placed on non-accrual status during the prior quarter. As of September 30, 2022, our subordinated debt investment in Eblens Holdings, Inc. with a fair value of $216,705, or 0.4% of our total investments at fair value, was the only loan in our investment portfolio on non-accrual status.
For the quarter ended September 30, 2022, our portfolio’s weighted-average performing income yield increased to 11.7% compared to 10.0% for the quarter ended June 30, 2022, primarily due to rising interest rates, as 99% of our loan portfolio at fair value consisted of floating rate loans. For the quarter ended September 30, 2022, our weighted-average debt interest costs increased to 6.3% compared to 6.0% for the quarter ended June 30, 2022, primarily due to an increase in the cost of debt on our PWB Credit Facility resulting from Prime Rate increases. For the quarter ended September 30, 2022, the average outstanding balance of our PWB Credit Facility increased to $9,649,783 compared to $5,268,846 during the prior quarter. As of September 30, 2022, 58% of our total outstanding debt was fixed rate and contractually matures in 2026.
At September 30, 2022, our asset coverage ratio was 190% and we remained in compliance with all applicable covenants under our outstanding debt and our minimum asset coverage requirement under the 1940 Act. As of September 30, 2022, we had an unfunded commitment of $9,110,000 under our PWB Credit Facility, subject to a borrowing base and other covenants. Based on fair values and equity capital at September 30, 2022, we could access our entire commitment under the PWB Credit Facility and remain in compliance with our asset coverage requirements. As of September 30, 2022, we had unfunded loan commitments of $3,888,771 to eleven portfolio companies. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and expect to continue to selectively deploy capital in new investment opportunities in this challenging environment.
On October 26, 2022, our Board declared a $0.0846 per common share distribution, which represents a 7.7% distribution yield based on our common stock offering price as of October 28, 2022, payable on November 7, 2022 to stockholders of record on October 27, 2022.
Our financial condition, including the fair value of our portfolio investments, and results of operations may be materially impacted after September 30, 2022 by circumstances and events that are not yet known. To the extent our portfolio investments are adversely impacted by the continuing COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, rising interest rates, inflationary pressures, or by other factors, we may experience a material adverse impact on our future net investment income, the underlying value of our investments, our financial condition and the financial condition of our portfolio investments.

We are also subject to financial risks, including changes in market interest rates. As of September 30, 2022, approximately $43.0 million (aggregate fair value), or 99%, of our debt investments bore interest at variable rates, which are generally LIBOR-based. We have prepared and planned for the transition away from LIBOR by incorporating alternate reference rates to be used in our credit agreements and making other preparations and believe the impact of the transition will be minimal. However, it is not possible to predict the effect of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments. Additionally, as of September 30, 2022, the U.S. Federal Reserve has approved five interest rate increases in 2022 and has signaled that additional increases may be likely to combat inflation.
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•The Investment Advisory Agreement with OFS Advisor to manage our operating and investment activities. Under the Investment Advisory Agreement, we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. See “Item 1. Financial Statements –– Notes to Consolidated Financial Statements – Note 3.”
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
In addition, because temporary relief has expired, we may file an application for an amendment to our existing Order to permit us to co-invest in our existing portfolio companies with certain affiliates that are private funds even if such other funds had not previously invested in such existing portfolio companies, subject to certain conditions. However, if filed, there is no guarantee that such application will be granted.

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
Fair value estimates. In December 2020, the SEC issued a final rule adopting Rule 2a-5 under the 1940 Act to establish requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to Rule 2a-5, our Board may designate a valuation designee to perform fair value determinations. On September 7, 2022, pursuant to Rule 2a-5 the Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to our investments, commencing with the quarter ended September 30, 2022. In order for the Board to maintain oversight, OFS Advisor implemented the required reporting elements as prescribed in Rule 2a-5.
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments at September 30, 2022:

	Fair Value at September 30, 2022	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior secured	$42,970,058	$42,503,498	$43,449,965
Subordinated	216,705	180,010	253,401

Structured Finance Securities:
Subordinated notes and CLO equity related investments	7,563,536	7,305,016	7,822,057
Mezzanine debt	1,592,635	1,566,992	1,618,277

Equity investments:
Common equity and warrants	338,180	288,085	388,466
	$52,681,114	$51,843,601	$53,532,166

Portfolio Composition and Investment Activity
Portfolio Composition
The following table summarizes the composition of our Portfolio Company Investments as of September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments	$43,739,892	$42,970,058	$32,617,023	$32,776,377
Subordinated debt investments	484,730	216,705	483,191	476,279
Common equity and warrant investments	467,088	338,180	338,056	360,220
Total Portfolio Company Investments	$44,691,710	$43,524,943	$33,438,270	$33,612,876
Total number of portfolio companies	36	36	33	33
As of September 30, 2022, all of our senior secured debt investments were floating rate loans and our subordinated debt investment was a fixed rate loan. Approximately 99% of our Portfolio Company Investments at fair value are senior securities. We believe the seniority of our debt investments in the borrowers’ capital structures may provide greater downside protection against adverse economic changes, including those caused by the impacts of the continuing COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, rising interest and inflation rates and related market volatility.
As of September 30, 2022, the three largest industries of our Portfolio Company Investments by fair value, were (1) Wholesale Trade of 17.7%, (2) Health Care and Social Assistance of 11.2% and (3) Professional, Scientific and Technical Services of 10.2%, totaling approximately 39.1% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4.”
The following table presents our five largest debt and equity investments by portfolio company based on fair value as of September 30, 2022:

	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value
All Star Auto Lights, Inc.	$5,184,481	$5,243,126	10.0%
Milrose Consultants, LLC	3,941,396	3,876,678	7.4
Convergint Technologies Holdings, LLC	2,022,523	2,062,461	3.9
Thryv, Inc.	1,900,968	1,882,750	3.6
Tony's Fresh Market / Cardenas Markets	1,882,725	1,882,725	3.6
Total	$14,932,093	$14,947,740	28.5%
As of September 30, 2022 and December 31, 2021, approximately 23% and 22%, respectively, of our net assets were comprised of Structured Finance Securities managed by a single adviser.
Structured Finance Securities
The following table summarizes the composition of our Structured Finance Securities as of September 30, 2022, and December 31, 2021, respectively:

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes and other CLO equity related investments	$8,306,782	$7,563,536	$6,776,029	$6,704,687
Mezzanine debt	1,708,481	1,592,635	1,686,088	1,791,006
Loan accumulation facility	—	—	1,500,000	1,500,000
Total Structured Finance Securities	$10,015,263	$9,156,171	$9,962,117	$9,995,693

Portfolio Yields
The following table presents weighted-average yields metrics for our portfolio as of September 30, 2022 and June 30, 2022, respectively:

	For the Three Months Ended
	September 30, 2022	June 30, 2022
Weighted-average performing current yield(1):
Debt investments	10.0%	7.8%
Structured Finance Securities	15.6%	12.4%
Interest-bearing investments	11.1%	8.8%

Weighted-average performing income yield(2):
Debt investments	10.6%	8.7%
Structured Finance Securities	16.2%	14.8%
Interest-bearing investments	11.7%	10.0%

Weighted-average realized yield:
Interest-bearing investments(3)	11.5%	9.9%
Total portfolio(4)	11.4%	9.8%
(1)    Current yield is calculated as (a) the actual amount earned on performing investments, including interest and prepayment fees but excluding amortization of Net Loan Fees, divided by (b) the weighted-average of total performing investments amortized cost.
(2)    Income yield is calculated as (a) the actual amount earned on performing investments, including interest, prepayment fees and amortization of Net Loan Fees, divided by (b) the weighted-average of total performing investments amortized cost.
(3)    Realized yield is computed as (a) the actual amount earned on interest-bearing investments, including interest, prepayment fees and Net Loan Fees, divided by (b) the weighted-average of total interest-bearing investments amortized cost, in each case, including debt investments on non-accrual status and non-income producing Structured Finance Securities.
(4)    Realized yield is computed as (a) the actual amount earned on all investments including interest, dividends and prepayment fees, amortization of Net Loan Fees and dividends received, divided by (b) the weighted-average of total investments amortized cost or cost.
For the quarter ended September 30, 2022, the weighted average realized yield increased primarily due to rising interest rates as 99% of our loan portfolio at fair value consisted of floating rate loans.
Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels.

Investment Activity
The following is a summary of our investment activity for the three and nine months ended September 30, 2022, respectively:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Investments in new Portfolio Companies	$4,461,250	$12,210,331
Investments in existing Portfolio Companies	2,466,931	5,534,641
Investments in Structured Finance Securities	—	2,434,117
Total investment purchases and originations	$6,928,181	$20,179,089

Proceeds from principal payments on portfolio investments	$1,277,826	$9,055,642
Sale or redemption of portfolio investments	—	100,849
Proceeds from distributions received from Structured Finance Securities	248,681	802,374
Total proceeds from portfolio investments	$1,526,507	$9,958,865
During the nine months ended September 30, 2022, notable investments in new portfolio companies included Tony's Fresh Market / Cardenas Markets ($1.9 million senior secured loan), Atlantis Holding, LLC ($1.6 million senior secured loan) and Boca Home Care Holdings, Inc. ($1.0 million senior secured loan).
During the nine months ended September 30, 2022, notable principal payments included SourceHOV Tax, Inc. ($3.5 million senior secured loan) and Ball Metalpack ($1.0 million senior secured loan).
The following is a summary of our investment activity for the three and nine months ended September 30, 2021, respectively:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Investments in new Portfolio Companies	$2,082,483	$7,026,715
Investments in existing Portfolio Companies	1,796,934	11,666,621
Investments in Structured Finance Securities	1,500,000	4,378,638
Total investment purchases and originations	$5,379,417	$23,071,974

Proceeds from principal payments on portfolio investments	$1,792,444	$21,975,194
Sale or redemption of portfolio investments	298,062	1,154,415
Proceeds from distributions received from Structured Finance Securities	94,818	365,821
Total proceeds from portfolio investments	$2,185,324	$23,495,430
Notable new Portfolio Company Investments during the nine months ended September 30, 2021, included Thryv, Inc. ($1.3 million senior secured loan), TruGreen Limited Partnership ($1.5 million senior secured loan) and RumbleOn, Inc. ($1.0 million senior secured loan and $0.1 million warrants).
Notable add-on Portfolio Company Investments during the nine months ended September 30, 2021, included All Star Auto Lights, Inc. ($1.3 million senior secured loan), BayMark Health Services, Inc. ($3.8 million senior secured loans) and Convergint Technologies Holdings, LLC ($3.1 million senior secured loans).
Our level of investment activity may vary substantially from period to period depending on various factors, including, but not limited to, our available liquidity, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity and the general economic and competitive environment in which we make investments.

We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2021. The following table shows the classification of our debt securities of portfolio companies by credit risk rating as of September 30, 2022 and December 31, 2021, respectively:

	Debt Investments, at Fair Value
Risk Category	September 30, 2022		December 31, 2021
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	—	—	—	—
3 (Average)	42,970,058	99.5	33,252,656	100.0
4 (Special Mention)	216,705	0.5	—	—
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
7 (Loss)	—	—	—	—
	$43,186,763	100.0%	$33,252,656	100.0%
As of September 30, 2022, our risk ratings remained stable compared to December 31, 2021. During the nine months ended September 30, 2022, a debt investment with an amortized cost and fair value of $484,730 and $216,705, respectively, had a risk rating downgrade from risk category 3 to risk category 4.
Non-Accrual Loans
Management reviews all loans that become past due on principal and interest, and/or when there is reasonable doubt that principal, cash interest, or PIK interest will be collected, for placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest is credited to income and reversed. Additionally, Net Loan Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. During the quarter ended September 30, 2022, no new loans were placed on non-accrual status. At September 30, 2022, the amortized cost and fair value of the loan on non-accrual status with respect to all interest and Net Loan Fee amortization was $484,730 and $216,705, respectively. At December 31, 2021, we had zero portfolio companies on non-accrual status.
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
We do not believe that our historical operating performance is necessarily indicative of our future results of operations. We are primarily focused on debt investments in middle-market and larger companies in the United States and, to a lesser extent, equity investments, including warrants and other minority equity securities. In addition, we may make investments in Structured Finance Securities. Moreover, as a BDC and a RIC, we are also subject to certain constraints on our operations, including, but not limited to, limitations imposed by the 1940 Act and the Code. For the reasons described above, the results of operations described below may not necessarily be indicative of the results we expect to report in future periods.
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

Comparison of the three months ended September 30, 2022 and June 30, 2022 and nine months ended September 30, 2022 and 2021

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Interest income	$1,463,535	$1,191,164	$3,732,551	$3,437,655
Fee income	26,101	7,496	66,656	183,373
Total investment income	1,489,636	1,198,660	3,799,207	3,621,028
Total operating expenses	1,339,655	983,682	3,227,855	3,082,821
Expense limitations	(266,245)	(30,054)	(444,549)	(1,239,970)
Net investment income	416,226	245,032	1,015,901	1,778,177
Net gain (loss) on investments	(369,416)	(1,624,778)	(2,214,164)	661,549
Net increase (decrease) in net assets resulting from operations	$46,810	$(1,379,746)	$(1,198,263)	$2,439,726
Investment Income. For the quarter ended September 30, 2022, interest income increased $272,371 due to an increase in our portfolio’s weighted-average performing income yield to 11.7% compared to 10.0% for the prior quarter, primarily due to rising floating base rates.
Fee income increased for the quarter ended September 30, 2022 compared to the prior quarter due to an increase in prepayment fee income.
For the nine months ended September 30, 2022, total investment income increased $178,179 compared to the corresponding period in the prior year, primarily due to rising floating base rates.
Gross Expenses. Our gross expenses are limited under the Advisory Agreements and ESAs. Investment expenses shown with respect to each governing expense limitation agreement for the three months ended September 30, 2022 and June 30, 2022 and the nine months ended September 30, 2022 and 2021, are presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Expenses subject to limitation under the Advisory Agreements:
Amortization of deferred offering costs	$10,263	$13,555	$37,992	$77,113
Contractual Issuer Expenses	268,221	30,000	299,271	—
Total expenses subject to limitation under the Advisory Agreements	278,484	43,555	337,263	77,113

Expenses subject to limitation under the ESAs:
Interest expense	386,889	305,246	970,024	912,890
Management fees	157,159	150,249	454,421	417,822
Incentive fees	—	—	—	255,051
Administrative fees	239,464	242,110	709,291	560,194
Professional fees	178,991	138,199	478,720	633,343
Transfer agent fees	39,429	40,922	109,001	81,155
Excise taxes	11,693	—	11,693	—
Other expenses	47,546	63,401	157,442	145,253
Total expenses subject to limitation under the ESAs	1,061,171	940,127	2,890,592	3,005,708
Total expenses	$1,339,655	$983,682	$3,227,855	$3,082,821

Expenses Limited under the Advisory Agreements
OFS Advisor incurred, on our behalf, offering costs of $-0- and $15,500 during the quarter ended September 30, 2022 and June 30, 2022, respectively, which are deferred and amortized over the twelve months following incurrence. For the nine months ended September 30, 2022 and 2021, offering costs incurred were $15,500 and $28,969, respectively.
Amortization of offering costs were $10,263 and $13,555 for the quarter ended September 30, 2022 and June 30, 2022, respectively, compared to $37,992 and $77,113 for the nine months ended September 30, 2022 and 2021, respectively.
OFS Advisor incurred, on our behalf, Contractual Issuer Expenses of $268,221 and $30,000 during the quarter ended September 30, 2022 and June 30, 2022, respectively. For the nine months ended September 30, 2022 and 2021, Contractual Issuer Expenses were $299,271 and $-0-, respectively. The increase in Contractual Issuer Expenses is due to the direct involvement of OFS Advisor’s employees and employees of their affiliates in the Offering process. During the nine months ended September 30, 2022, gross proceeds from the Offering increased to $1,806,000 from $550,000 during the corresponding period in the prior year.
We reimbursed OFS Advisor $12,240 and $13,500 for offering expenses and Contractual Issuer Expenses for the quarter ended September 30, 2022, and June 30, 2022, respectively, compared to $27,090 and $8,250 for the nine months ended September 30, 2022 and 2021, respectively.
For the three months ended September 30, 2022 and June 30, 2022 and the nine months ended September 30, 2022 and 2021, expense limitations provided under the Advisory Agreements associated with offering costs and expenses are presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Total expenses limited under the Advisory Agreements	$278,485	$43,555	$337,263	$77,113
Reimbursed offering costs and Contractual Issuer Expenses	(12,240)	(13,500)	(27,090)	(8,250)
Net offering costs and Contractual Issuer Expenses limitations under the Advisory Agreements	$266,245	$30,055	$310,173	$68,863
We are conditionally obligated to pay OFS Advisor up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid by OFS Advisor and their affiliates have been recovered. As of September 30, 2022, reimbursable offering costs and Contractual Issuer Expenses were $668,221.
Expenses Limited under the ESAs
For the quarter ended September 30, 2022, total expenses subject to limitation under the ESAs increased $121,044 compared to the prior quarter, primarily due to an increase in interest expense and professional fees.
For the nine months ended September 30, 2022, total expenses subject to limitation under the ESAs decreased $115,116 compared to the corresponding period in the prior year, primarily due to a decrease in incentive and professional fees, offset by an increase in administrative fees and interest expense.

Gross operating expenses (operating expenses excluding offering expenses and Contractual Issuer Expenses, and before limitations) are subject to limitation under the Second Amended Expense Support Agreement. OFS Advisor’s obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to investment company taxable income (expense) and net realized gains (losses) prior to expense limitation, and the amount of declared distributions. The Second Amended Expense Support Agreement provides expense support such that distributions are not paid from Offering proceeds. The determination of expense limitation under the ESAs for the three months ended September 30, 2022 and June 30, 2022 and nine months ended September 30, 2022 and June 30, 2022, are presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Total investment income	$1,489,636	$1,198,660	$3,799,207	$3,621,028
Expenses limited under the ESAs(1):
Interest expense, base management fees, and incentive fees	544,048	455,495	1,424,445	1,585,763
Other operating expenses as defined in the ESAs(2)	517,123	484,632	1,466,147	1,419,945
Total expenses limited under the ESAs	1,061,171	940,127	2,890,592	3,005,708
Net investment income prior to limitation	428,465	258,533	908,615	615,320
Differences in recognition of ICTI and GAAP net investment income(3)	78,328	244,666	475,268	(158,389)
ICTI prior to expense limitation	506,793	503,199	1,383,883	456,931
Declared distributions	506,793	503,199	1,518,259	1,628,038
Expense limitation under ESAs	$—	$—	$134,376	$1,171,107
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
Expense support provided by OFS Advisor is reimbursable for three years from the date incurred. Expense limitation under both the Investment Advisory Agreement and Second Amended Expense Support Agreement can be terminated by OFS Advisor, without payment of any penalty, with or without notice to us at any time.
Net realized and unrealized gain (loss) on investments
Net gain (loss) on investments for the three months ended September 30, 2022 and June 30, 2022
During the quarter ended September 30, 2022, our portfolio experienced net losses of $369,416, primarily due to net unrealized depreciation of $477,762 on our debt and equity investments, partially offset by net unrealized appreciation of $101,138 on our Structured Finance Securities. For the quarter ended September 30, 2022, our portfolio’s net loss was primarily due to unrealized depreciation of $159,183 our subordinated debt investment in Eblens Holdings, Inc. and unrealized depreciation of $53,171 on our equity investments.
During the quarter ended June 30, 2022, our portfolio experienced net losses of $1,624,778, primarily due to net unrealized depreciation of $705,627 on our debt and equity investments and net unrealized depreciation of $936,105 on our Structured Finance Securities. Net losses of $936,105 on our Structured Finance Securities investments were primarily a result of unrealized depreciation of $427,620 on our investment in Apex Credit CLO 2020 Ltd. Net unrealized depreciation during the quarter ended June 30, 2022 was primarily due to widening of liquid credit market spreads.

Net gain (loss) on investments for the nine months ended September 30, 2022 and 2021
During the nine months ended September 30, 2022, our portfolio experienced net losses of $2,214,164, primarily due to net unrealized depreciation of $1,314,812 on our debt and equity investments and net unrealized depreciation of $892,668 on our Structured Finance Securities. Net losses of $892,668 on our Structured Finance Securities investments were primarily a result of aggregate unrealized depreciation of $493,266 on our investments in Apex Credit CLO 2020 Ltd and Elevation CLO 2021-14 Ltd. Net unrealized depreciation on our debt and equity investments during the nine months ended September 30, 2022 was primarily a result of unrealized depreciation of $261,112 on our subordinated debt investment in Eblens Holdings, Inc.
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
Liquidity and Capital Resources
At September 30, 2022, we held cash of $780,574 and had $9,110,000 of unfunded commitments under our $20,000,000 PWB Credit Facility that was available, subject to a borrowing base and other covenants. Based on fair values and equity capital at September 30, 2022, we could access our entire PWB Credit Facility and remain in compliance with our asset coverage requirements. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and selectively deploy capital in new investment opportunities in this challenging environment.
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

	Nine Months Ended September 30,
	2022	2021
Cash from net investment income(1)	$615,880	$1,431,528
Net (purchases and originations) repayments of portfolio investments(1)	(6,130,198)	2,213,082
Net cash provided by (used in) operating activities	(5,514,318)	3,644,610
Net proceeds from issuances of common stock	1,487,730	511,900
Repurchase of common stock	(2,030,582)	(2,109,561)
Net borrowings (repayments) under revolving line of credit	5,465,000	(2,725,000)
Common stock distributions paid	(1,870,743)	(1,646,852)
Payment of debt issuance costs	(3,500)	(163,770)
Net cash provided by (used in) financing activities	3,047,905	(6,133,283)
Net change in cash	$(2,466,413)	$(2,488,673)
(1)    Net purchases and originations/repayments and sales of portfolio investments includes the purchase and origination of portfolio investments, proceeds from principal payments on portfolio investments, proceeds from sale or redemption of portfolio investments, changes in receivables for investments sold, payable from investments purchased as reported in our statements of cash flows, as well as the excess of proceeds from distributions received from Structured Finance Securities over accretion of interest income on Structured Finance Securities. Cash from net investment income includes all other cash flows from operating activities reported in our statements of cash flows.
We used $5,514,318 and provided $3,644,610 in cash from operating activities for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the principal source of operating liquidity was investment income collected. Net cash provided by (used in) operating activities benefited from the positive cash flow impact of expense limitations under the Advisory Agreements and ESAs of $444,549 and $1,239,970 for the nine months ended September 30, 2022 and 2021, respectively, which reduced the net amount paid to the Advisors. Expense support and limitation under both the Investment Advisory Agreement and the Second Amended Expense Support Agreement are cancelable at any time. However, the Second Amended Expense Support Agreement is subordinated to the PWB Credit Facility, and prior to cancelling the

Second Amended Expense Support Agreement, OFS Advisor must provide Pacific Western Bank with 30 days advance written notice of such termination.
Net purchases and origination of portfolio investments relates to the deployment of Offering proceeds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Composition and Investment Activity.”
We collected $1,487,730 and $511,900 from the sale of our common stock during the nine months ended September 30, 2022 and 2021, respectively. Offering proceeds are net of aggregate commissions and dealer manager fees of $118,270 and $38,100 for the nine months ended September 30, 2022 and 2021, respectively. From September 30, 2022 through November 8, 2022, we collected $326,500 from the sale of common stock, net of aggregate commissions and dealer manager fees of $23,500.
During the nine months ended September 30, 2022 and 2021, we paid $2,030,582 and $2,109,561, respectively, in connection with our tender offers to repurchase shares of our common stock. Subsequent to September 30, 2022, we paid $612,744 in connection with our third quarter 2022 tender offer to repurchase shares of our common stock.
During the nine months ended September 30, 2022, we paid $1,870,743 in dividends to common stockholders and, subsequent to September 30, 2022, we paid $336,602 in dividends to our common stockholders.
Borrowings
PWB Credit Facility. The PWB Credit Facility is available for general corporate purposes, including investment funding, and is scheduled to mature on August 31, 2024. The maximum amount available to borrow under the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 4.25% floor, and includes an unused commitment fee equal to 0.50% per annum for any unused portion in excess of $3,000,000, payable monthly in arrears. As of September 30, 2022, the stated interest rate on the PWB Credit Facility was 7.00%. At September 30, 2022, the PWB Credit Facility bore an effective interest rate of 7.42%, inclusive of interest on the outstanding balance, commitment fees on undrawn amounts and the amortization of deferred financing costs.
Our PWB Credit Facility is a $20,000,000 revolving line of credit, of which $10,890,000 was drawn as of September 30, 2022. As of September 30, 2022, the unfunded commitment under the PWB Credit Facility was $9,110,000, that was available, subject to a borrowing base and other covenants. As of September 30, 2022, we were in compliance with the applicable covenants under the PWB Credit Facility.
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
The Note Purchase Agreement contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a business development company within the meaning of the 1940 Act and a minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, certain judgments and orders, and certain events of bankruptcy. As of September 30, 2022, we were in compliance with the applicable covenants under the Note Purchase Agreement.
    As of September 30, 2022, the Unsecured Note had the following terms and balances:

	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate	Effective Interest Rate (1)	Maturity	2022 Interest Expense (2)
Unsecured Note	$15,000,000	$302,862	5.50%	5.98%	11/27/26	$673,265
(1) The effective interest rate on the Unsecured Note includes deferred debt issuance cost amortization.
(2) Interest expense includes debt issuance costs amortization of $54,515 for the nine months ended September 30, 2022.
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
As of September 30, 2022, the aggregate amount of senior securities outstanding was $25,890,000, for which our asset coverage was 190%. The asset coverage ratio for a class of senior securities representing indebtedness is calculated by aggregating our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
In addition, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have made, and may continue to make, opportunistic investments in Structured Finance Securities and other non-qualifying assets, consistent with our investment strategy. As of September 30, 2022, approximately 81% of our investments were qualifying assets.
Contractual Obligations
We, with approval of our Board, entered into the Investment Advisory Agreement, the Second Amended Expense Support Agreement, the Dealer Manager Agreement and the Administration Agreement. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 1 and Note 3."
At September 30, 2022, we had $780,574 of cash, as well as unfunded commitments under our PWB Credit Facility of $9,110,000, to meet our short-term contractual obligations, such as $3,888,771 in outstanding commitments to fund investments under various undrawn revolvers and other credit facilities. Long-term contractual obligations, such as our PWB Credit Facility that matures in 2024 and had $10,890,000 outstanding at September 30, 2022, can be repaid by selling portfolio investments.
We continue to believe our long-dated financing, with 58% of our total debt contractually maturing in 2026, affords us operational flexibility.
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
Off-Balance Sheet Arrangements
Amounts Conditionally Reimbursable to OFS Advisor. OFS Advisor and affiliates have incurred offering costs and Contractual Issuer Expenses, of which $668,221 and $580,379 were unreimbursed as of September 30, 2022 and December 31, 2021, respectively. We remain conditionally liable to OFS Advisor for organization and offering costs incurred on our behalf. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 3.”
OFS Advisor and affiliates have provided aggregate operating expense support of $3,307,643 and $3,916,398 as of September 30, 2022 and December 31, 2021, respectively. We remain conditionally liable to OFS Advisor for operating expense support provided to us. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 3.”

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
Our Board maintains a variable dividend policy with the objective of distributing twelve monthly distributions in an amount not less than 90-100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, we may also pay an additional special dividend, or a thirteenth dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s stockholders.
Expense limitation payments under the ESAs have supported a majority of our historical distributions, and our distributions may in the future, be funded through expense limitation payments by OFS Advisor under the Second Amended Expense Support Agreement. The Second Amended Expense Support Agreement is designed to ensure no portion of our distribution to stockholders will be paid from Offering proceeds, and provides for expense limitation payments to us in any quarterly period in which our cumulative distributions to stockholders exceeds the Company’s cumulative ICTI and net realized gains. Any such distributions funded through expense limitation payments are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or OFS Advisor continues to make such payments. The Second Amended Expense Support Agreement may be terminated by us or OFS Advisor, without payment of any penalty, upon written notice to us.
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
Recent Developments
On October 26, 2022, our Board declared a distribution of $0.0846 per common share, which represents a 7.7% distribution yield based on our common stock offering price as of October 28, 2022, payable on November 7, 2022, to stockholders of record on October 27, 2022.

Subsequent to September 30, 2022, we sold an additional 11,763 common shares for additional net proceeds of $139,000.
On November 8, 2022, our Board approved a tender offer, commencing on November 29, 2022, to purchase 2.5% of the weighted average number of shares of the outstanding Common Stock for the trailing 12-month period ending September 30, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
    We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing conflict between Russia and Ukraine and the continuing COVID-19 pandemic have introduced significant volatility in the financial markets and global supply chain disruptions, and the effects of this volatility and these disruptions have impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 18, 2022 and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on May 13, 2022 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 12, 2022.
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of each portfolio investment without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the nine months ended September 30, 2022 for more information relating to our investment valuation.
Interest Rate Risk
Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. As of September 30, 2022, 99% of our debt investments, at fair value, bore interest at floating interest rates. Historically, the interest rates on our debt investments bearing floating interest rates have been based on a floating LIBOR, but will continue to transition away from LIBOR to SOFR, and typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. A significant portion of our loans that are subject to the floating rates are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors.
Our outstanding Unsecured Note bears interest at a fixed rate. Our PWB Credit Facility has a floating interest rate provision based on the Prime Rate, which resulted in a stated interest rate of 7.0% as of September 30, 2022.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates as of September 30, 2022. As of September 30, 2022, 1-month and 3-month LIBOR were 3.14% and 3.75%, respectively, and certain loan contracts in our investment portfolio have not reset to the current market rate. Assuming that the interim, unaudited Statement of Assets and Liabilities as of September 30, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase	Interest income	Interest expense	Net increase
25	$180,088	$(27,603)	$152,485
50	268,150	(55,206)	212,944
75	356,212	(82,809)	273,403
100	444,275	(110,413)	333,862
125	532,337	(138,016)	394,321

Basis point decrease	Interest income	Interest expense	Net decrease
25	$(46,993)	$27,603	$(19,390)
50	(142,481)	55,206	(87,275)
75	(239,723)	82,809	(156,914)
100	(339,741)	110,413	(229,328)
125	(447,396)	138,016	(309,380)

Inflation and Supply Chain Risk
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 18, 2022, and in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the "First Quarter 10-Q"), filed on May 13, 2022 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 12, 2022 (the "Second Quarter 10-Q"), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K, the First Quarter 10-Q and the Second Quarter 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.
Other than the risks described below, there have been no material changes from the risk factors previously disclosed in “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 18, 2022, the First Quarter 10-Q and the Second Quarter 10-Q. The risks previously disclosed in our Annual Report on Form 10-K, the First Quarter 10-Q and the Second Quarter 10-Q should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
The valuation process for certain of our portfolio holdings may create a conflict of interest.
In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which establishes requirements for good faith determinations of fair value, and addresses both the board’s and the “valuation designee’s” roles and responsibilities relating to fair valuation. On September 7, 2022, pursuant to Rule 2a-5 our Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to our investments, commencing with the quarter ended September 30, 2022.
Many of our portfolio investments are made in the form of securities that are not publicly traded. As a result, OFS Advisor will determine the fair value of these securities in good faith, and, as a result, there may be uncertainty as to the value of our portfolio investments. The participation of OFS Advisor’s professionals in our valuation process could result in a conflict of interest since OFS Advisor’s management fee is based, in part, on our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity).
A significant amount of our portfolio investments are recorded at fair value as determined in good faith by OFS Advisor and, as a result, there may be uncertainty as to the value of our portfolio investments.
Many of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Pursuant to Rule 2a-5 under the 1940 Act, the Board designated OFS Advisor to be our valuation designee and, as a result, we value these securities at fair value as determined in good faith by OFS Advisor, including to reflect significant events affecting the value of our securities. A majority of our investments are classified as Level 3 under Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures (ASC Topic 820). This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We presently retain the services of independent service providers to prepare the valuation of these securities.

The types of factors that OFS Advisor takes into account in determining the fair value of our investments generally include, as appropriate, comparison to third-party yield benchmarks and comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
During the three month period ended September 30, 2022, we sold 63,489 shares of our common stock for gross proceeds of $816,000, or a weighted average price of $12.85 per share, to investors who participated in the Offering and each of whom met the criteria of an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act.
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
The following table summarizes the common stock repurchases by us for the nine months ended September 30, 2022 and 2021, respectively:

	Number of Shares	Amount
Nine months ended September 30, 2021
January 1, 2021 through April 5, 2021(1)	55,377	$708,272
April 6, 2021 through June 30, 2021	55,016	700,354
July 1, 2021 through September 30, 2021	54,557	702,694
Total	164,950	$2,111,320

Nine months ended September 30, 2022
January 1, 2022 through March 31, 2022	53,204	$687,396
April 1, 2022 through June 30, 2022	52,161	646,796
July 1, 2022 through September 30, 2022	51,190	612,744
Total	156,555	$1,946,936
(1) The February 19, 2021 tender offer that was originally scheduled to expire on March 26, 2021, was amended to extend the offer period to April 5, 2021.
Item 3.  Defaults Upon Senior Securities
Not applicable.

Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Not applicable.

Item 6.  Exhibits
Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q

3.1	Certificate of Incorporation of Hancock Park Corporate Income	Form 10-12G (000-55552)	December 21, 2015
3.2	Form of Articles of Amendment and Restatement of Hancock Park Corporate Income, Inc.	Form 10-12G/A (000-55552)	February 8, 2016
3.3	First Amended and Restated Bylaws of Hancock Park Corporate Income	8-K (814-001185)	August 24, 2017
10.1	Amendment Two to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated September 7, 2022	Form 8-K	September 7, 2022
14.1	Joint Code of Ethics of Hancock Park Corporate Income and OFS Advisor			*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act			*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act			*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

*	Filed herewith.
†	Furnished herewith.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2022	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer