Form 10-K
period 2022-12-31
Hancock Park Corporate Income, Inc.
filed 2023-03-17
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth” company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒
There is no established market for the registrants common stock. On March 14, 2023 there were 2,019,330 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

Defined Terms
We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to Hancock Park Corporate Income, Inc. in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration agreement between the Company and OFS Services, dated July 15, 2016
Advisers Act	The Investment Advisers Act of 1940, as amended
Advisors	OFS Advisor and CIM Capital
Advisory Agreements	The Investment Advisory Agreement and Sub-Advisory Agreement
Affiliated Account	An account, other than the Company, managed by OFS Advisor or an affiliate of OFS Advisor
Affiliated Fund	Certain other funds, including other BDCs and registered investment companies managed by OFS Advisor or by registered investment advisers controlling, controlled by, or under common control with, OFS Advisor
Amended Expense Support Agreement	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of August 3, 2020, by and among the Company, OFS Advisor and CIM Capital
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the FASB
ASC Topic 820	ASC Topic 820, "Fair Value Measurement"
ASC Topic 946	ASC Topic 946, "Financial Services-Investment Companies"
ASU	Accounting Standards Updates, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
CCO	CCO Capital, LLC, a Delaware limited liability company and the Company's dealer manager
CIM Capital	CIM Capital IC Management, LLC, an affiliate of OFS Advisor
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Company	Hancock Park Corporate Income, Inc. and its consolidated subsidiaries
Contractual Issuer Expenses	Salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in offering and other contractually-defined activities
Dealer Manager Agreement	Broker dealer management agreement dated August 3, 2020 by and among the Company, OFS Advisor, International Assets Advisory, LLC and CCO, and amended and restated on February 2, 2022
EBITDA	Earnings before interest, taxes, depreciation, and amortization
ESAs	The Prior Expense Support Agreement, the Amended Expense Support Agreement and Second Amended Expense Support Agreement
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Funding I	OFS Funding I, LLC, a wholly-owned subsidiary of OFSAM and an affiliate of OFS Advisor
GAAP	Accounting principles generally accepted in the United States
HPCI-MB	HPCI-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code and generally holds the equity investments of the Company that are taxed as pass-through entities
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor, dated July 15, 2016

Term	Explanation or Definition
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
NAV	Net asst value. NAV is calculated as consolidated total assets less consolidated total liabilities, and can be expressed in the aggregate or on a per share basis.
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for whom OFS Advisor serves as investment adviser
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock
OFS	The collective activities and operations of OFSAM Holdings, its direct and indirect subsidiaries, and certain affiliates
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Advisers Act, focusing primarily on investments in middle market loans and Broadly Syndicated Loans, debt and equity positions in CLOs and other structured credit investments
OFSC	Orchard First Source Capital, Inc., a wholly owned subsidiary of OFSAM
OFS Capital	OFS Capital Corporation, a Delaware corporation and publicly-traded BDC for whom OFS Advisor serves as investment adviser
OFS Services	OFS Capital Services, LLC, a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a subsidiary of OFSAM Holdings, and a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSAM Holdings	A holding company of asset management businesses, including OFS Advisor, a registered investment adviser focusing primarily on investments in middle market loans and Broadly Syndicated Loans, debt and equity positions in CLOs and other structured credit investments and OFS CLO Management, LLC and OFS CLO II Management, LLC, each a registered investment adviser focusing primarily on investments in Broadly Syndicated Loans
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Prime Rate	United States Prime interest rate
Prior Expense Support Agreement	Expense Support and Conditional Reimbursement Agreement dated July 15, 2016, between the Company and OFS Advisor
PWB Credit Facility	A senior secured revolving credit facility, as amended, with Pacific Western Bank, as lender, that provides for borrowings to the Company in an aggregate principal amount up to $20,000,000
RIC	Regulated investment company under the Code
SEC	United States Securities and Exchange Commission
Second Amended Expense Support Agreement	Second Amended and Restated Expense Support and Conditional Reimbursement Agreement dated February 2, 2022, between the Company and OFS Advisor, agreed to and accepted by CIM Capital
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Staffing Agreement	Staffing and Corporate Services Agreement between OFS Advisor and OFSC dated November 7, 2012
Structured Finance Securities	CLO mezzanine debt, CLO subordinated notes and CLO loan accumulation facility securities
Sub-Advisory Agreement	Sub-Advisory Agreement dated as of August 3, 2020, by and between OFS Advisor and CIM Capital, which was terminated on February 2, 2022

Term	Explanation or Definition
Transaction Price	The price in an arm's length transaction involving the same security
Unsecured Note	An agreement, as amended, with the HCM Master Fund Limited, an exempted company incorporated with limited liability under the laws of the Cayman Island in which the Company sold in a private placement an unsecured note in an aggregate principal amount of $15,000,000

PART I
As used in this annual report on Form 10-K, except as otherwise indicated, the terms “Hancock Park,” “the Company,” “we,” “us,” and “our” refer to Hancock Park Corporate Income, Inc.
Item 1.    Business
GENERAL
We are an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a BDC under the 1940 Act. We were formed on December 8, 2015, as a corporation under the laws of Maryland. Our investment objective is to provide our stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments. Our investment strategy focuses primarily on middle-market companies in the United States. We use the term “middle-market” to refer to companies that may exhibit one or more of the following characteristics: number of employees between 150 and 2,000; revenues between $15 million and $300 million; annual EBITDA between $5 million and $50 million; generally, private companies owned by private equity firms or owners/operators; and enterprise value between $10 million and $500 million. For additional information about how we define the middle-market, see "—Investment Criteria/Guidelines."
Our investment strategy focuses primarily on investments in middle-market companies in the United States, including investments in senior secured loans, which are comprised of first-lien, second-lien and unitranche loans, as well as investments in subordinated loans and, to a lesser extent, warrants and other equity securities. Our investments may be directly originated or may be purchased on a secondary basis in the U.S. leveraged loan market for Broadly Syndicated Loans (as defined below). As a BDC, we must not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under applicable regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt of middle-market companies located outside of the United States, and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have made, and may continue to make, opportunistic investments in Structured Finance Securities and other non-qualifying assets consistent with our investment strategy. As of December 31, 2022 and 2021, approximately 81% and 77%, respectively, of our investments were qualifying assets.
We intend to raise up to $200,000,000 through the Offering in reliance on exemptions from the registration requirements of the Securities Act. In addition, on August 1, 2016, we and OFS Advisor entered into a dealer manager agreement with International Assets Advisory, LLC (“IAA”), which was amended and restated on August 3, 2020, and subsequently assigned and transferred to CCO. On February 2, 2022, the Company entered into the Second Amended Dealer Manager Agreement. Under the Second Amended Dealer Manager Agreement, CCO provides certain sales, promotional and marketing services to the Company in connection with the Offering, and the Company pays CCO an aggregate dealer manager fee of an amount up to 3.0% of the gross proceeds from sales of the Company’s common stock in the Offering (the “Dealer Manager Fee”). CCO may, in its discretion, reallow a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering. Placement activities are conducted by CCO and participating broker dealers who solicit subscriptions to purchase shares of our common stock. On August 30, 2016, Funding I purchased 74,074 shares of our common stock in the Offering for gross proceeds of $1,000,000, or $13.50 per share. No selling commissions or dealer manager fees were paid in connection with this purchase. Since commencing operations on August 30, 2016, we have sold a total of 2,658,896 shares of common stock for net gross proceeds of $36,834,638.
Our investment activities are managed by OFS Advisor and supervised by our Board, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. OFS Advisor also serves as the investment adviser or sub-adviser to various clients, including OFS Capital, a publicly traded BDC with an investment strategy similar to ours. Effective August 3, 2020, OFS Advisor engaged CIM Capital to provide sub-advisory services to us pursuant to the Sub-Advisory Agreement. On February 2, 2022, OFS Advisor and CIM Capital entered into an agreement to terminate the Sub-Advisory Agreement (the “Termination Agreement”). See “—Management and Other Agreements–Investment Sub-Advisory Agreement.” See “Item 1A. Risk Factors— Risks Related to OFS Advisor and its Affiliates.”

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
About OFS and Our Advisor
OFS is a full-service provider of capital and leveraged finance solutions to U.S. companies. As of December 31, 2022, OFS had 50 full-time employees. OFS is headquartered in Chicago, Illinois and also has offices in New York, New York and Los Angeles, California.
Our investment activities are managed by OFS Advisor, our investment adviser. OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. As our investment adviser, OFS Advisor allocates investment opportunities among us and any other clients in accordance with its allocation policy. See “Regulation — Exemptive Relief.” OFS Advisor is a registered investment adviser under the Advisers Act and a wholly owned subsidiary of OFSAM.
Our relationship with OFS Advisor is governed by and dependent on the Investment Advisory Agreement and may be subject to conflicts of interest. See “Item 1A. Risk Factors — Risks Related to OFS Advisor and its Affiliates.” OFS Advisor provides us with advisory services in exchange for a base management fee and incentive fee; see “Management and Other Agreements—Investment Advisory Agreement”. The base management fee is based on our total assets (other than cash and cash equivalents. Our management fee includes assets purchased with borrowed funds and assets owned by any consolidated entity; therefore, OFS Advisor will benefit when we incur debt or use leverage. Our Board is charged with protecting our stockholders' interests by monitoring how OFS Advisor addresses these and other conflicts of interest associated with its management services and compensation. While our Board is not expected to review or approve each borrowing or incurrence of leverage, our independent directors periodically review OFS Advisor’s services and fees as well as its portfolio management decisions and portfolio performance.
Under the Staffing Agreement, OFSC makes experienced investment professionals available to OFS Advisor and provides OFS Advisor with access to the senior investment personnel of OFS and its affiliates. The Staffing Agreement also provides OFS Advisor with access to deal flow generated by OFS and its affiliates in the ordinary course of their businesses and commits the members of OFS Advisor’s investment committees to serve in that capacity. See “Item 1. Business — Conflicts of Interest” and “Item 1A. Risk Factors — Risks Related to OFS Advisor and its Affiliates  — We may have additional conflicts related to other arrangements with OFS Advisor or its affiliates.”
OFS Advisor capitalizes on the deal origination and sourcing, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of OFS’s professionals. The senior management team of OFS, including Bilal Rashid and Jeffrey A. Cerny, provides services to OFS Advisor. These managers have developed a broad network of contacts within the investment community, and possess an average of over 25 years of experience investing in debt and equity securities of middle-market companies. In addition, these managers have extensive experience investing in assets that constitute our primary focus and have expertise in investing across all levels of the capital structure of middle-market companies.
Competitive Strengths and Core Competencies
Deep Management Team Experienced in All Phases of Investment Cycle and Across All Levels of the Capital Structure. We are managed by OFS Advisor, which has access to the resources and expertise of OFS’s investment professionals through the Staffing Agreement with OFSC. As of December 31, 2022, OFS’s credit and investment professionals (including all investment committee members) employed by OFSC had an average of over 15 years of investment experience with strong institutional backgrounds.
Investment Capacity. The net proceeds of equity and debt offerings and borrowing capacity under our credit facilities should provide us with a sufficient amount of capital available for deployment into new investment opportunities in our targeted asset class.
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
Extensive Loan Sourcing Capabilities. OFS Advisor gives us access to the deal flow of OFS. We believe OFS’s 25-year history as a middle-market lending platform, extensive relationships with potential borrowers and other lenders, and its market position make it a leading lender to many sponsors and other deal sources, especially in the currently under-served lending environment.
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
Market Opportunity
Our investment strategy is focused primarily on investments in middle-market companies in the United States. We find the middle-market attractive for the following reasons:

Large Target Market. According to the National Center for the Middle Market, as of the fourth quarter of 2022 there were approximately 200,000 companies in the United States with annual revenues between $10.0 million and $1.0 billion. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow.
Specialized Lending Requirements with High Barriers to Entry. We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle-market companies. For example, based on the experience of our management team, lending to private middle-market companies in the United States (a) is generally more labor-intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies, (b) requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle-market and (c) may also require more extensive ongoing monitoring by the lender. As a result, middle-market companies historically have been served by a limited segment of the lending community. Due to the unique challenges facing lenders to middle-market companies, we believe that there are high barriers to entry that a new lender must overcome.
Robust Demand for Debt Capital. We believe that private equity firms have significant committed but uncalled capital, a large portion of which is available for investment in the United States. Subject to market conditions, we expect the large amount of unfunded buyout commitments will drive demand for leveraged buyouts over the next several years, which should, in turn, create leveraged lending opportunities for us.
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
We target U.S. middle-market companies through OFS’s access to a network of financial institutions, private equity sponsors, investment banks, consultants and attorneys, and our proprietary database of borrowers developed over OFS’s more than 25 years in lending to middle-market companies. A typical targeted borrower will exhibit certain of the following characteristics:
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
We seek to invest in companies that have experienced and incentivized management teams, stable and predictable cash flows, and defensible market positions. We underwrite the majority of our investments with the expectation that we will hold them for a number of years, and we structure and document, as applicable, our investments accordingly.
Our due diligence and underwriting process typically addresses the following elements (although certain elements may not be included in every due diligence undertaking):
•Prospective Portfolio Company Characteristics: focusing on primary drivers of the company’s revenues and cash flows, including its key products and services; customer and supplier concentrations, and contractual relationships; depth, breadth, and quality of company management, as well as the extent to which the management team is appropriately compensated with equity incentives; and any regulatory, labor or litigation matters impacting the company.
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
Portfolio Review/Risk Monitoring
We view active portfolio monitoring as a vital part of our investment process, and we benefit from a portfolio management system developed by OFS that includes daily, weekly, monthly, and quarterly components, and that involves comprehensive review of the performance of each of our portfolio companies. As part of the portfolio management process, OFS Advisor performs ongoing risk assessments on each of our investments and assigns each debt investment a credit rating based on OFS’s internal ratings scale. Our debt investments generally are assigned a rating of 3 at origination or purchase.
We categorize debt investments into the following risk categories based on relevant information about the ability of borrowers to service their debt:
1 (Low Risk) – The debt investment has mostly satisfactory asset quality and liquidity, as well as good leverage capacity. It maintains predictable and strong cash flows from operations. The trends and outlook for the portfolio company's operations, balance sheet, and industry are neutral to favorable. Collateral, if appropriate, has maintained value and would be capable of being liquidated on a timely basis. Overall, a debt investment with a 1 risk rating is considered to be of investment grade quality.
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
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Monitoring” for the classification of our debt investments by risk category.
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
In certain instances, management may seek the approval of our Board prior to the making of an investment. In addition to reviewing investments, the meetings of the Middle-Market Investment Committee serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are reviewed on a regular basis. Members of the investment team are encouraged to share information and views on credits with members of the Middle-Market Investment Committee early in their analysis. We believe this process improves the quality of the analysis and assists the deal team members in working efficiently.
The Structured Credit Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid and Cerny, and Glen Ostrander and Kenneth A. Brown, is responsible for the evaluation and approval of all the Structured Finance Securities made by us.
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
Structure of Investments
We anticipate that our loan portfolio will contain investments of the following types with the following typical characteristics:
Senior Secured First-Lien Loans. First-lien senior secured loans obtain security interests in the assets of these portfolio companies as collateral in support of the repayment of these loans (in certain cases, subject to a payment waterfall). The collateral takes the form of first-priority liens on specified assets of the portfolio company borrower and, typically, first-

priority pledges of the ownership interests in the borrower. Our first lien loans may provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity.
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
Broadly Syndicated Loans. Broadly Syndicated Loans (whose features are similar to those described under “Senior Secured First-Lien Loans” and “Senior Secured Second-Lien Loans” above), also commonly referred to as leveraged loans, are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDA and enterprise values larger than the middle-market characteristics described above. The proceeds of Broadly Syndicated Loans are often used for leveraged buyout transactions, mergers and acquisitions, recapitalizations, refinancings and financing capital expenditures. Broadly Syndicated Loans are typically distributed by the arranging bank to a diverse group of investors primarily consisting of: CLOs; senior secured loan and high yield bond mutual funds; closed-end funds, hedge funds, banks and insurance companies; and finance companies. A borrower must comply with various covenants contained in a loan agreement or note purchase agreement between the borrower and the holders of the Broadly Syndicated Loan (the “Loan Agreement”). In a typical Broadly Syndicated Loan, an administrative agent (the “Agent”) administers the terms of the Loan Agreement. In such cases, the Agent is normally responsible for the collection of principal and interest payments from the borrower and the apportionment of these payments to the credit of all institutions that are parties to the Loan Agreement. We will generally rely upon the Agent or an intermediate participant to receive and forward to us our portion of the principal and interest payments on the Broadly Syndicated Loan. Additionally, we normally will rely on the Agent and the other loan investors to use appropriate credit remedies against the borrower. The Agent is typically responsible for monitoring compliance with covenants contained in the Loan Agreement based upon reports prepared by the borrower. The Agent may monitor the value of the collateral and, if the value of the collateral declines, may accelerate the Broadly Syndicated Loan, may give the borrower an opportunity to provide additional collateral or may seek other protection for the benefit of the participants in the Broadly Syndicated Loan. The Agent is compensated by the borrower for providing these services under a Loan Agreement, and such compensation may include special fees paid upon structuring and funding the Broadly Syndicated Loan and other fees paid on a continuing basis. The Broadly Syndicated Loans in which we invest may include loans that are considered “covenant-lite” loans, because of their lack of a full set of financial maintenance covenants.
The referenced loan types (Senior Secured First-Lien Loans, Senior Secured Unitranche Loans, Senior Secured Second-Lien Loans, Broadly Syndicated Loans) are categorized as Senior Secured Loans in our consolidated schedule of investments included in “Part II, Item 8. Financial Statements and Supplementary Data.”
Subordinated (“Mezzanine”) Loans. These investments are typically structured as unsecured, subordinated loans that typically provide for relatively high, fixed interest rates that provide us with significant current interest income. These loans typically will have interest-only payments (often representing a combination of cash pay and PIK interest in the early years, with amortization of principal deferred to maturity. Mezzanine loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Mezzanine investments are generally more volatile than secured loans and may involve a greater risk of loss of principal. Mezzanine loans often include a PIK feature (meaning a feature allowing for the payment of interest in the form of additional principal amount of the loan instead of in cash), which effectively operates as negative amortization of loan principal, thereby increasing credit risk exposure over the life of the loan. These loans are categorized as Subordinated Loans in our consolidated schedule of investments included in the financial statements included elsewhere in “Part II, Item 8. Financial Statements and Supplementary Data.”

Equity Securities. Equity securities typically consist of either a direct minority equity investment in common or membership/partnership interests or preferred stock of a portfolio company, and are typically not control-oriented investments. Our preferred equity investments typically contain a fixed dividend yield based on the par value of the equity security. Preferred equity dividends may be paid in cash at a stipulated date, usually quarterly (if applicable), and may be participating and/or cumulative. We may structure such equity investments to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights, which grants us the right to register our equity interest when either the portfolio company or another investor in the portfolio company files a registration statement with the SEC to issue securities. Our equity investments typically are made in connection with debt investments to the same portfolio companies. In our consolidated schedule of investments included in Part II, these securities are categorized as preferred equity or common equity. See “Part II, Item 8. Financial Statements and Supplementary Data.”
Warrants. In some cases, we may receive nominally priced warrants to buy a minority equity interest in the portfolio company in connection with a loan. As a result, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure such warrants to include provisions protecting our rights as a minority-interest holder, as well as a put to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights. These securities are categorized as warrants in our consolidated schedule of investments included in “Part II, Item 8. Financial Statements and Supplementary Data.”
Structured Finance Securities. Structured Finance Securities include the mezzanine and subordinated note securities of a CLO, as well as loan accumulation facilities (colloquially referred to as “CLO warehouses”). Subordinated notes (colloquially referred to as “CLO equity securities”) and mezzanine debt, represent beneficial interests in portfolios consisting primarily of below-investment-grade senior secured loans with a large number of distinct underlying U.S. borrowers across various industry sectors. The subordinated note tranches of CLOs are unrated, represent the first loss position in a CLO structure, and are typically leveraged 9 to 13 times which translates to approximately 11% to 8% of a CLO’s capital structure, respectively. The leverage can magnify our gains and losses on such investments. CLO subordinated note securities are entitled to recurring distributions which are generally equal to the residual cash flow of payments received from underlying securities after contractual payments to more senior CLO mezzanine debt holders and fund expenses. Economically, a CLO subordinated note security is equity-like in that it represents the residual interest in the CLO assets that bears the ultimate risk of loss and receives the benefits of success, but lacks features enabling its holders to direct the operations of the entity typically associated with equity instruments. Mezzanine debt represents the tranches immediately senior to the subordinated note, is usually rated BB to B, and represents approximately 4% to 7% of a CLO’s capital structure. Mezzanine debt tranches represent the second loss position, and can effectively become the residual interest if assets are insufficient to retire the mezzanine tranche at par.
CLO warehouses are short- to medium-term finance vehicles intended to aggregate loans for inclusion in a future CLO portfolio. Loan accumulation facilities are typically financed through income notes, representing the first-loss and residual interests in the vehicle, and senior debt. The senior debt of a loan accumulation facility typically leverages the income notes between three and six times prior to a CLO’s pricing and launch. Income notes of loan accumulation facilities have economic risks similar to those applicable to CLO subordinated notes insomuch as they pay returns equal to the income earned on the underlying portfolio less costs and fees incurred on senior financing, manager and other expenses, and bear losses on a first-dollar basis, but lack many of the contractual protections associated with a CLO indenture. Investing in a CLO warehouse does not create an obligation to participate in the CLO contemplated by the warehouse; however, we have generally participated in the CLOs resulting from our CLO warehouse investments. Participation in a CLO warehouse investment may afford us the opportunity to enhance our returns through fee sharing agreements with the CLO collateral managers.
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

We expect to hold most of our debt investments to maturity or repayment, but we may sell some of our investments earlier for various reasons, including but not limited to, relative value decisions compared to other investment opportunities, liquidity needs, and credit risks. In attractive interest rate environments, portfolio companies may also opportunistically refinance our loans prior to maturity.
Competition
Our primary competitors include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments and investment strategies, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC, or to the distribution and other requirements we must satisfy to maintain our RIC status.
We expect to continue to use the expertise of the investment professionals of OFS to whom we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of the senior members of OFS and its affiliates will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. See "Item 1A. Risk Factors—Risks Related to Our Business and Structure—We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses" for additional information concerning the competitive risks we face.”
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
The base management fee is payable quarterly in arrears and was $619,633, $562,903, and $542,416 for the years ended December 31, 2022, 2021, and 2020, respectively.
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
The capital gains portion of the incentive fee, if any, would be:
•Year 1: None (no sales transactions)
•Year 2: $5 million (20% multiplied by $30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)
•Year 3: $1.4 million; $6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains on Investment A and Investment C less $3 million cumulative unrealized capital depreciation on Investment B)) less $5 million (Capital Gains Fee paid in Year 2)
•Year 4: $0.6 million; $7 million (20% multiplied by $35 million (cumulative realized capital gains on Investment A and Investment C)) less $6.4 million (cumulative Capital Gains Fee paid in all prior years)
•Year 5: None; $5 million (20% multiplied by $25 million ($35 million cumulative realized capital gains on Investments A and C less $10 million realized capital losses on Investment B)) less $7 million (cumulative Capital Gains Fee paid in all prior years))
Incentive fee expense, which only included Income Incentive Fees, was $125,018, $339,609, and $277,399 for the years ended December 31, 2022, 2021 and 2020, respectively.
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
On February 2, 2022, OFS Adviser and CIM Capital entered into the Termination Agreement pursuant to which the Sub-Advisory Agreement was terminated.
Administration Agreement
Pursuant to the Administration Agreement, OFS Services, an affiliate of OFS Advisor, provides the administrative services necessary for us to operate. OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which includes maintenance of financial records necessary for the production of reports to our stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, general supervision of the payment of our expenses, and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, OFS Services provides managerial assistance on our behalf to certain portfolio companies that accept our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our Board) of OFS Services’ overhead in performing its obligations under the Administration Agreement, including rent, information technology, and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer, chief accounting officer and their respective staffs. The Administration Agreement may be renewed annually with the approval of our Board, including a majority of our directors who are not “interested persons.” The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that OFS Services outsources any of its functions, we pay the fees associated with such functions at cost without incremental profit to OFS Services.

We incurred administration fee expenses of $939,870, $750,568 and $842,972 for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Board Approval of the Investment Advisory and Administrative Agreements
Our Board, including our independent directors, approved the continuation of the Investment Advisory Agreement at a meeting held on April 5, 2022. In reaching a decision to approve the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
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
The Administration Agreement was originally approved by our Board on March 31, 2016, became effective on July 15, 2016, and was continued on April 5, 2022.
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
We generally cannot issue and sell our common stock at a price below NAV per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if (1) our Board determines that such sale is in our best interests and the best interests of our stockholders, and (2) our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such securities.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received the Order, which superseded a previous order that we received on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. We are generally permitted to co-invest with Affiliated Funds if, under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of OFS Capital and/or other portfolio funds established by OFS Advisor that could avail themselves of the exemptive relief.
In addition, we may file an application for an amendment to our existing Order to permit us to co-invest in our existing portfolio companies with certain affiliates that are private funds even if such other funds had not previously invested in such existing portfolio companies, subject to certain conditions. However, if filed, there is no guarantee that such application will be granted. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.”
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

Warrants and Options
Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) our stockholders authorize the proposal to issue such warrants, and our Board approves such issuance on the basis that the issuance is in the best interests of Hancock Park and its stockholders and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.
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
On November 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved a proposal to permit the Company to reduce the minimum asset coverage ratio applicable to it from 200% to 150%, as permitted by Section 61(a)(2) of the 1940 Act and we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholder as of November 6, 2018, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, effective November 6, 2019, the asset coverage ratio test applicable to the Company decreased from 200% to 150%.
We may borrow money when the terms and conditions available are favorable to do so and are aligned with our investment strategy and portfolio composition. The use of borrowed funds or the proceeds of preferred stock to make investments would have its own specific benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by holders of our common stock.
For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Related to BDCs. Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital. As a BDC, we will need to raise additional capital, which will expose us to risks, including the typical risks associated with leverage.”
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
On August 4, 2020, we received the Order, which superseded a previous order that we received on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. We are generally permitted to co-invest with Affiliated Funds if under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, we may file an application for an amendment to our existing Order to permit us to co-invest in our existing portfolio companies with certain affiliates that are private funds even if such other funds had not previously invested in such existing portfolio companies, subject to certain conditions. However, if filed, there is no guarantee that such application will be granted. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.”
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
Our internet address is www.hancockparkincome.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
Codes of Ethics
We and OFS Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available, free of charge, on our website at www.hancockparkincome.com.
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
Our proxy voting decisions are made by those senior officers who are responsible for monitoring each of our clients’ investments. To ensure that our vote is not the product of a conflict of interest, we require that: (1) anyone involved in the decision-making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, we will disclose such conflicts to our client, including with respect to the Company, those directors who are not interested persons and we may request guidance from such persons on how to vote such proxies for their account.
Proxy Voting Records
You may obtain information about how we voted proxies for the Company, free of charge, by making a written request for proxy voting information to: Hancock Park Corporate Income, Inc., 10 S. Wacker Drive, Suite 2500, Chicago, Illinois 60606, Attention: Investor Relations, or by calling the Company at (866) 521-0365. The SEC also maintains a website at http://www.sec.gov that contains such information.
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
Emerging Growth Company
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years following the completion of our initial public offering or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.
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
We are also subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year (or, if we so elect, for that calendar year) and (3) any income and gains recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We may choose to retain a portion of our ordinary income and/or capital gain net income in any year and pay the 4% U.S. federal excise tax on the retained amounts. For the years ended December 31, 2022, 2021 and 2020, we accrued U.S. federal excise taxes of $11,693, $0 and $0, respectively.
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
Our investments in Structured Finance Securities are generally “passive foreign investment company” (“PFIC”) investments, which can subject us to U.S. federal income tax on our allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if our allocable share of such income is distributed as a taxable dividend to our stockholders. Additional charges in the nature of interest generally would also be imposed on us for the deemed delay in our reporting of such excess distribution and the earning of such income by the underlying PFIC. However, we have elected, and expect to continue to elect, to treat our investments in PFICs as “qualified electing funds” under the Code (a “QEF”), and in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. In lieu of a QEF election, we may in the future elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in its income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.
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
Some of the income and fees that we recognize may result in income that will not be "qualifying income" for the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may recognize such income and fees directly or indirectly through one or more entities taxed as corporations for U.S. federal income tax purposes. Such corporations are required to pay U.S. corporate income tax on their earnings, which ultimately reduces our return on such income and fees. We have invested in equity investments through HPCI-MB, our subsidiary taxed as a C-Corporation, to prevent related non-qualifying income from adversely affecting our RIC status. As of December 31, 2022 and 2021, equity investments held in HPCI-MB had an aggregate fair value of $232,265 and $274,408, respectively. During the years ended December 31, 2022, 2021 and 2020, HPCI-MB paid approximately $125,229, $-0- and $-0-, respectively, of federal income taxes on its earnings and profits.
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
Conflicts of Interest
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
Co-Investment with Affiliates
On August 4, 2020, we received the Order, which superseded a previous order that we received on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. We are generally permitted to co-invest with Affiliated Funds if under the terms of the Order, a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, we may file an application for an amendment to our existing Order to permit us to co-invest in our existing portfolio companies with certain affiliates that are private funds even if such other funds had not previously invested in such existing portfolio companies, subject to certain conditions. However, if filed, there is no guarantee that such application will be granted. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.”
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

Item 1A.    Risk Factors
RISK FACTORS
Investing in our common stock involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our common stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in our common stock, as well as those factors generally associated with an investment company with investment objectives, investment policies and capital structures similar to ours.
Summary Risk Factors
We are subject to risks related to our business and structure.
•Global economic, political and market conditions may adversely affect our business, our ability to access capital, and our results of operations and financial condition, including our revenue growth and profitability.
•Due to economic disruptions, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.
•We are dependent upon the OFSC senior professionals for our future success and upon their access to the investment professionals and partners of OFSC and its affiliates.
•A significant amount of our portfolio investments are recorded at fair value and OFS Advisor, our “valuation designee,” determines the fair value of our investments in good faith pursuant to Rule 2a-5 under the 1940 Act. As a result, there will be uncertainty as to the value of our portfolio investments and the participation of OFS Advisor’s professionals in our valuation process could result in a conflict of interest.
•We may finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.
•Insufficient cash flows may increase our risk of default of our debt obligations, including under our Unsecured Note and our PWB Credit Facility.
•We will be subject to U.S. federal income tax at corporate rates if we are unable to maintain our tax treatment as a RIC.
•In the future, we may choose to pay distributions in our own stock and stockholders may be required to pay tax in excess of the cash they receive.
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
We are subject to risks related to OFS Advisor and its Affiliates.
•We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients.
•We have potential conflicts of interest related to the purchases and sales that OFS Advisor makes on our behalf and/or on behalf of Affiliated Accounts.
•We are dependent on OFS Advisor for Expense Support Payments, which can be terminated by OFS Advisor, without payment of any penalty, with or without notice, to us at anytime.
•The valuation process for certain of our portfolio holdings may create a conflict of interest.
•Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.
•Our incentive fee structure may create incentives for OFS Advisor that are not fully aligned with the interests of our stockholders.

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
We are subject to risks related to our investments.
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
•Our investments in Structured Finance Securities carry additional risks to the risks associated with investing in private debt.
•We are a non-diversified management investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer.
•Our investments in Structured Finance Securities are more likely to suffer a loss of all or a portion of their value in the event of a default.
•If we make subordinated investments, the obligors or the portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
•The interest rates of our investments might be subject to change, including the transition away from LIBOR and the adoption of alternative reference rates, which could affect our results of operations.
We are subject to risks related to our securities and an investment in our common stock
•There is a risk that stockholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

Risks Related to our Business and Structure
Global economic, political and market conditions may adversely affect our business, our ability to access capital, and our results of operations and financial condition, including our revenue growth and profitability.
The state of current worldwide financial markets, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, global financial markets are currently experiencing supply chain disruptions, significant labor and resource shortages, the impacts of economic sanctions as a result of the ongoing war between Russia and Ukraine, rising interest rates and a period of high inflation. In addition, there is currently geopolitical, economic and financial market instability in the United States, the United Kingdom, the European Union and China.
Russia’s military invasion of Ukraine in February 2022 and the resulting global responses, including economic sanctions by the United States, the European Union and other countries, could increase volatility and uncertainty in the financial markets and adversely affect regional and global economies. The extent and duration of the ongoing war in Ukraine and the repercussions of such war are impossible to predict, but could result in significant market disruptions. Depending on direction and timing, the Russian-Ukraine war may result in adverse changes to, among other things: (i) general economic and market conditions; (ii) shipping and transportation costs and supply chain constraints; (iii) interest rates, currency exchange rates, and expenses associated with currency management transactions; (iv) available credit in certain markets; (v) import and export activity from certain markets; and (vi) laws, regulations, treaties, pacts, accords, and governmental policies. Economic and military sanctions related to the Russian-Ukraine war, or other conflicts, have the potential to gravely impact markets, global supply and demand, energy prices, inflation, import/export policies, and the availability of labor in certain markets. The foregoing could have a material adverse effect on the ability of underlying borrowers and issuers to perform their obligations.
We expect the current high inflationary environment to continue and some economists predict that the U.S. economy may enter an economic recession. Any disruptions in the capital markets, as a result of economic, political and market instability, may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and any other unfavorable economic conditions could increase our funding costs, limit our access to the capital markets and result in a decision by lenders not to extend credit to us.
The global pandemic caused by the outbreak of the novel strain of coronavirus ("COVID-19") has led, and may continue to lead, to significant economic disruption in the economy of the United States and the economies of other nations. While many of the emergency measures and recommendations imposed by governmental authorities in response to the pandemic, including restrictions on travel and the closure of non-essential businesses have been eased, the pandemic and the resulting economic dislocations caused substantial disruption, volatility and a reduction in liquidity in the capital markets and the credit markets, including the leveraged loan market specifically, which may continue for an extended period. Any such volatility or additional waves of the COVID-19 outbreak or future pandemics, as well as the generally negative economic impact of such events, may have adverse impacts on our business and our results of operations and financial condition. While certain markets have shown signs of stabilizing, market conditions remain uncertain and a period of deterioration and volatility could re-emerge.
Negative economic trends would also increase the likelihood that major financial institutions or other entities having a significant impact on the financial and credit markets may suffer a bankruptcy or insolvency, as occurred during the recession in the U.S. economy several years ago. In addition, certain industries may feel the impact of such negative economic trends more than others. There is a material possibility that economic activity will be volatile or will slow significantly, and some obligors may be significantly and negatively impacted by these negative economic trends. Although the leveraged finance and CLO markets have made significant recoveries from the adverse impact of the credit crisis, there can be no assurance that the leveraged finance and CLO markets will not be adversely impacted by future economic downturns or market volatility.
The financial results of middle-market companies in which we primarily invest, have experienced deterioration because of market volatility, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults, and further deterioration will further depress the outlook for middle-market companies. Further, adverse economic conditions have decreased, and may in the future decrease, the value of collateral securing some of our loans and the value of our equity investments. Such conditions have required, and may in the future require, us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which can result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.
Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.
We may also be subject to risk arising from a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution may cause a series of defaults by the other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries with which we interact in the conduct of our business.
Overall uncertainty in the economic environment globally and in the United States may adversely affect our business, ability to secure debt financing, results of operations and financial condition, including our revenue growth and profitability. We continuously monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Due to economic disruptions, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.
As a BDC, we are not required to make any distributions to stockholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to stockholders for each taxable year at least 90% of our ICTI. If we qualify for taxation as a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our ICTI and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to stockholders. We will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax.
Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to stockholders of record in the current year, the dividend will be treated for all U.S. federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that we (i) declare on or before the later of the 15th day of the 9th month following the close of our taxable year or in the case of an extension of time for filing our return for the taxable year, the due date for filing such return taking into account such extension and (ii) pay during the following taxable year (but not later than the date of the first dividend payment of the same type of dividend made after such declaration). Such dividends will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2022 until as late as December 31, 2023. However, if we choose to pay a spillover dividend, we will still incur the 4% U.S. federal excise tax on some or all of the distribution.
Due to the continuing COVID-19 pandemic and other disruptions in the economy, including impacts of interest rates and high inflation rates, we anticipate that we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may not be able to increase our dividends. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed below under the risk factor “In the future, we may choose to pay distributions in our own stock and stockholders may be required to pay tax in excess of the cash they receive.”
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
We do not have any internal management capacity or employees. We will depend on the diligence, skill and network of business contacts of the OFSC senior professionals to achieve our investment objective. Our future success will depend, to a significant extent, on the continued service and coordination of the OFSC senior management team, particularly Bilal Rashid, Senior Managing Director and President of OFSC and Jeffrey A. Cerny, Senior Managing Director of OFSC. Each of these individuals is an employee at will of OFSC. In addition, we rely on the services of Richard Ressler, Chairman of the executive committee of OFSAM Holdings and Chairman of certain of the Advisor Investment Committees, pursuant to a consulting agreement with Orchard Capital Corporation. The departure of Mr. Ressler or any of the senior managers of OFSC, or of a significant number of its other investment professionals, could have a material adverse effect on our ability to achieve our investment objective.
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
OFS Advisor is a wholly owned subsidiary of OFSAM, has no employees and depends upon access to the investment professionals and other resources of OFSC and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. OFS Advisor also depends upon OFSC to obtain access to deal flow generated by the professionals of OFSC and its affiliates. Under a Staffing Agreement between OFSC, a wholly owned subsidiary of OFSAM, and OFS Advisor, OFSC has agreed to provide OFS Advisor with the resources necessary to fulfill these obligations. The Staffing Agreement provides that OFSC will make available to OFS Advisor experienced investment professionals and access to the senior investment personnel of OFSC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. We are not a party to this Staffing Agreement and cannot assure stockholders that OFSC will fulfill its obligations under the agreement. If OFSC fails to perform, we cannot assure stockholders that OFS Advisor will enforce the Staffing Agreement or that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of OFSC and its affiliates or their information and deal flow.
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
A significant amount of our portfolio investments are recorded at fair value and OFS Advisor, our “valuation designee,” determines the fair value of our investments in good faith pursuant to Rule 2a-5 under the 1940 Act. As a result, there will be uncertainty as to the value of our portfolio investments and the participation of OFS Advisor’s professionals in our valuation process could result in a conflict of interest.
Many of our portfolio investments take the form of securities that are not publicly traded and their fair value may not be readily determinable. In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which establishes requirements for good faith determinations of fair value, and addresses both the Board’s and the “valuation designee’s” roles and responsibilities relating to fair valuation. On September 7, 2022, pursuant to Rule 2a-5 under the 1940 Act, our Board designated OFS Advisor, as valuation designee, to perform fair value determinations relating to our investments, for which market quotations are not readily available. In order for the Board to maintain oversight, OFS Advisor implemented the requirements as prescribed in Rule 2a-5. The determination of fair value and, consequently, the amount of unrealized gains and losses in our portfolio, are, to a significant degree, subjective and dependent on a valuation process undertaken by OFS Advisor and overseen by our Board. Valuation of certain investments will also be based, in part, upon third party valuation models which take into account various unobservable inputs.
A majority of our investments are classified as Level 3 under Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures (ASC Topic 820). This means that our portfolio valuations are based on unobservable inputs and assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment and estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We presently retain the services of independent service providers to prepare the valuation of the majority of these securities.
Certain factors that may be considered in determining the fair value of our investments include third-party yield benchmarks and comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and cash flow, the markets in which the portfolio company does business and other relevant factors. The models, information and/or underlying assumptions utilized by OFS Advisor will not always allow OFS Advisor to correctly capture the fair value of an asset. Because such valuations, and particularly valuations of securities that are not publicly traded, like those we hold, are inherently uncertain, they may fluctuate materially over short periods of time and may be based on estimates. OFS Advisor’s determinations of fair value may differ materially from the values that would have been used if an active public market for these securities existed. OFS Advisor’s determinations of the fair value of our investments have a material impact on our net earnings through the recording of unrealized appreciation or depreciation of investments and may cause our NAV on a given date to understate or overstate, possibly materially, the value that we may ultimately realize on one or more of our investments.
The participation of OFS Advisor’s professionals in our valuation process could also result in a conflict of interest since OFS Advisor’s management fee is based, in part, on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity).
We may finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.
The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock. Our ability to service our debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, because the management fee payable to OFS Advisor is payable based on our total assets, OFS Advisor has a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fee payable to OFS Advisor.
On November 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of a reduced 150% asset coverage ratio to us; and we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholder as of November 6, 2018, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, effective November 6, 2019, pursuant to Section 61(a)(2) of the 1940 Act, we became subject to the reduced asset coverage ratio. See “Effective November 6, 2019, we became subject to 150% Asset Coverage after receiving the approval of our Board and meeting certain conditions.”

Insufficient cash flows may increase our risk of default of our debt obligations, including under our Unsecured Note and our PWB Credit Facility.
Any default under the agreements governing our indebtedness, including under our Unsecured Note and our PWB Credit Facility, that is not waived and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on our other debt obligations. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. Our ability to generate sufficient cash flows in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure stockholders that our business will generate cash flow from operations to meet the payment obligations of our debt obligations under the Unsecured Note and the PWB Credit Facility.
Effective November 6, 2019, we became subject to 150% Asset Coverage after receiving the approval of our Board and meeting certain conditions.
The 1940 Act generally prohibits a BDC from incurring indebtedness unless immediately after such borrowing, it has an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, Section 61(a)(2) of the 1940 Act allows a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On November 6, 2018 a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board approved the application of the reduced asset coverage ratio to us. In accordance with Section 61(a)(2) of the 1940 Act, we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, effective November 6, 2019, the asset coverage ratio test applicable to us decreased from 200% to 150%, and we are able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets), assuming that additional borrowings are available.
Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, our stockholders will experience increased risks of investing in our securities. If the value of our assets increases, then the additional leverage would cause the NAV attributable to our common stock to increase more sharply than it would have had we not increased our leverage. Conversely, if the value of our assets decreases, the additional leverage would cause NAV to decline more sharply than it otherwise would have had we not increased our leverage. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the additional leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not increased our leverage. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Risks Related to Our Business and Structure — We may finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”
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
In November 2020, the SEC adopted Rule 18f-4 regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the rule, BDCs that use derivatives would be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined in the rule. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
With respect to the investments we make, we will not seek to compete based primarily on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with OFSAM Holdings and its other affiliates or accounts managed by OFSAM Holdings or one of its other affiliates. Although OFS Advisor will allocate opportunities in accordance with its policies and procedures, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our stockholders. Moreover, the performance of investments will not be known at the time of allocation.

We may suffer credit losses.
Investment in middle-market companies is highly speculative and involves a high degree of risk of credit loss, and therefore our securities may not be suitable for someone with a low risk tolerance. These risks are likely to increase during volatile economic periods, such as the recent economic volatility in the United States, Europe and China.
We will be subject to U.S. federal income tax at corporate rates if we are unable to maintain our tax treatment as a RIC.
We have elected to be treated as a RIC under Subchapter M of the Code, but no assurance can be given that we will be able to maintain tax treatment as a RIC. As a RIC, we are not required to pay U.S. federal income taxes at corporate rates on our income and capital gains distributed (or deemed distributed) to our stockholders, provided that we satisfy certain distribution and other requirements. To continue to qualify for tax treatment as a RIC under the Code and to be relieved of federal taxes on income and gains distributed to our stockholders, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long~~-~~term capital losses, if any, to our stockholders on an annual basis. We will be subject, to the extent we use debt financing or preferred stock, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements or preferred stock that could, under certain circumstances, restrict us from making distributions necessary to qualify for tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our qualification for the tax benefits available to RICs and, thus, may be subject to corporate-level U.S. federal income tax. To maintain our qualification for tax treatment as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to continue to qualify for tax treatment as a RIC for any reason and become subject to U.S. federal income tax at corporate rates, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders. See “Item 1. Business—Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”
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
For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as the accrual of OID. This may arise if we purchase assets at a discount, receive warrants in connection with the making of a loan or in other circumstances, or through contracted PIK interest or dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash), which represents contractual interest or dividends added to the loan balance or equity security and due at the end of the investment term. Such OID, which could be significant relative to our overall investment activities, or increases in loan or equity investment balances as a result of contracted PIK arrangements, will be included in income before we receive any corresponding cash payments. We may also be required to include in income certain other amounts that we will not receive in cash.
Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain the tax benefits available to RICs. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations and sourcings to meet these distribution requirements. If we sell built-in-gain assets, we may be required to recognize taxable income in respect of the built-in-gain on such assets. In such a case, we would have to distribute all of our taxable gain (including the built-in-gain) in respect of such sale to avoid the imposition of entity-level tax on such gain. If we are not able to obtain such cash from other sources, we may fail to maintain the tax benefits available to RICs and thus be subject to U.S. federal income tax at corporate rates.
In the future, we may choose to pay distributions in our own stock and stockholders may be required to pay tax in excess of the cash they receive.
We distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. In accordance with guidance issued by the Internal Revenue Service, a publicly traded RIC should generally be eligible to treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder is permitted to elect to receive his or her distribution in either cash or stock of the RIC (even where there is a limitation on the percentage of the distribution payable in cash, provided that the limitation is at least 20%), subject to the satisfaction of certain guidelines. If too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If this and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be a taxable distribution in an amount equal to the amount of cash that could have been received instead of stock. If we decide to make any distributions consistent with this guidance that are payable in part in our stock, stockholders receiving such distribution would be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, it may be subject to transaction fees (e.g., broker fees or transfer agent fees) and, depending on the market price of our stock at the time of the sale, the sales proceeds may be less than the amount included in income with respect to the dividend. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
Because we expect to distribute substantially all of our net ordinary income and net realized capital gains to our stockholders, we may need additional capital to finance our growth and such capital may not be available on favorable terms or at all.
We have elected to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. If we meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify for tax treatment as RIC under the Code and will not have to pay U.S. federal income taxes at corporate rates on income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our U.S. federal tax liability at corporate rates. Because we received the approval of our Board, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 150% at the time we issue any debt or preferred stock. See "Item 1A. Risk Factors — Risks Related to our Business and Structure — Effective November 6, 2019, we became subject to 150% Asset Coverage after receiving the approval of our Board and meeting certain conditions". This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure investors that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below NAV without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.
Our PWB Credit Facility contains various covenants and restrictions which, if not complied with, could accelerate our repayment obligations under the credit facility or limit its use, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
The PWB Credit Facility provides us with a senior secured revolving line of credit of up to $20.0 million, with maximum availability equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the PWB Credit Facility. The PWB Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible NAV, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The PWB Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. The PWB Credit Facility permits us to fund additional investments as long as we are within the conditions set out in the PWB Credit Facility. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lender, which would accelerate our repayment obligations under the PWB Credit Facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. As of December 31, 2022, we had $15.2 million outstanding under the PWB Credit Facility. Availability under the PWB Credit Facility as of December 31, 2022, was $4.8 million based on the stated advance rate of 50% under the borrowing base.
Loss of status as a RIC would reduce our NAV and distributable income.

We have elected to be taxed as a RIC under the Code. As a RIC we will not be required to pay U.S. federal income taxes at corporate rates on our income and capital gains that we timely distribute to our stockholders, provided that we satisfy certain annual distribution and other requirements. Accordingly, we will not be permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we fail to qualify for RIC status in any year, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our NAV and the amount potentially available for distribution. In addition, if we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of stockholders. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock.
Adverse developments in the credit markets may impair our ability to secure debt financing.
During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. We expect the current interest rate and high inflationary environments to continue, and it is possible the U.S. economy may enter an economic recession. As a result, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.
If we are unable to consummate credit facilities on commercially reasonable terms, or if the banks and financial institutions with whom we have credit facilities enter into receivership or become insolvent in the future, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.
Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. If a depository institution fails to return these deposits or is otherwise subject to adverse conditions in the financial or credit markets, our access to invested cash or cash equivalent could be limited which adversely impacts our results of operations or financial condition.
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
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed and enacted significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that could similarly modify the existing U.S. tax rules. For example, the Inflation Reduction Act of 2022 was signed into law in August 2022 and includes tax credits and other incentives intended to combat climate change by advancing decarbonization and promoting increased investment in renewable and low carbon intensity energy. We are continuing to evaluate the impact this new law may have on our financial position and results of operations, as well as impacts to our portfolio companies and CLO investments. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations. We also cannot predict with certainty how any future changes in the tax laws might affect us, our investors or our portfolio investments, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.
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
Historically, OFS Advisor and CIM Capital have provided us with expense support that ensured, and OFS Advisor currently provides support under the Second Amended Expense Support Agreement that ensures, no portion of our distributions to stockholders were, or will be paid, from Offering proceeds, and provided or provides, as the case may be, for expense-reduction payments to us in any quarterly period in which our cumulative distributions to stockholders exceed our cumulative distributable ordinary income and net realized gains. We may become obligated to reimburse OFS Advisor for expense support payments, conditioned upon maintenance of our per-share distribution rate and our realization of improved unsupported expense ratios.
Risks Related to OFS Advisor and its Affiliates
We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients.
OFS Advisor and its affiliates manage other assets, including those of other BDCs and registered investment companies, separately managed accounts, accounts for which OFS Advisor or its affiliates may serve as sub-adviser and CLOs, and may manage other entities in the future. These other funds and entities may have similar or overlapping investment strategies. Our executive officers, directors and members of the Advisor Investment Committees serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by OFS Advisor or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, OFS Advisor currently serves as the investment adviser to OFS Capital, a publicly-traded BDC, that invests primarily in senior secured loans of middle-market companies in the United States, similar to those we target for investment, including first-lien, second-lien and unitranche loans as well as subordinated loans and, to a lesser extent, warrants and other equity securities. OFS Advisor also serves as the investment adviser to OCCI, a closed-end management investment company that primarily invests in CLO debt and subordinated securities. Therefore, many investment opportunities will satisfy the investment criteria for both OFS Capital and us and, in certain instances, investment opportunities may be appropriate for OCCI and us. OFS Capital operates as a distinct and separate entity and any investment in our common stock will not be an investment in OFS Capital. In addition, our executive officers serve in substantially similar capacities for OFS Capital and OCCI and our independent directors serve in a similar capacity for OFS Capital. Similarly, OFS Advisor and/or its affiliates may have other clients with, similar, different or competing investment objectives. In serving in these multiple capacities, our executive officers and directors, OFS Advisor and/or its affiliates, and members of the Advisor Investment Committees may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders.
OFS Advisor and OFSAM Holdings have procedures and policies in place designed to manage the potential conflicts of interest between OFS Advisor’s fiduciary obligations to us and its fiduciary obligations to other clients. For example, such policies and procedures are designed to ensure that investment opportunities are allocated in a fair and equitable manner among us and other clients of OFS Advisor. An investment opportunity that is suitable for clients of OFS Advisor may not be capable of being shared among some or all of such clients due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act.

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
The independent directors of our Board also comprise a portion of the independent directors of the board of directors of OFS Capital, an affiliated BDC that is also managed by OFS Advisor. In their capacities as directors for an Affiliated Fund board, the independent directors have a duty to make decisions on behalf of that Affiliated Fund that are in the best interests of that Affiliated Fund and its stockholders. Accordingly, our independent directors may face conflicts of interest when making a decision on behalf of one Affiliated Fund that may not be in the best interest of the other Affiliated Fund(s). For example, the SEC has granted exemptive relief to us, OFS Advisor, OFS Capital, OCCI, and certain other of our affiliates to co-invest in certain transactions that would otherwise be prohibited by the 1940 Act. In accordance with that relief, the independent directors must make certain findings on behalf of each Affiliated Fund with respect to initial co-investment transactions, including that the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Affiliated Fund and its stockholders and do not involve overreaching in respect of the Affiliated Fund or its stockholders on the part of any of the other participants in the proposed transaction. Under such circumstances, the independent directors may face conflicts of interest when making these determinations on behalf of us and OFS Capital.
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
Many of our portfolio investments are made in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. On September 7, 2022, pursuant to Rule 2a-5, our Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to our investments. As valuation designee, OFS Advisor will determine the fair value of our portfolio investments in good faith, and, as a result, there may be uncertainty as to the value of our portfolio investments. In addition, the members of our Board who are not independent directors have a substantial indirect pecuniary interest in OFS Advisor. The participation of OFS Advisor in our valuation process, and the indirect pecuniary interest in OFS Advisor by those members of our Board, could result in a conflict of interest since OFS Advisor’s management fee is based, in part, on our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity).
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
BDCs generally are prohibited under the 1940 Act from knowingly participating in certain transactions with their affiliates without the prior approval of their independent directors and, in some cases, of the SEC. Those transactions include purchases from, sales to, and so-called “joint” transactions, in which a BDC and one or more of its affiliates engage in certain types of profit-making activities with such affiliates. Any person that owns, directly or indirectly, five percent or more of a BDC’s outstanding voting securities will be considered an affiliate of the BDC for purposes of the 1940 Act, and a BDC generally is prohibited from engaging in purchases of assets from or sales of assets to or joint transactions with such affiliates, absent the prior approval of the BDC’s independent directors. Additionally, without the approval of the SEC, a BDC is prohibited from engaging in purchases from or sales of assets to or joint transactions with the BDC’s officers, directors, and employees, and advisors (and its affiliates).
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
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received the Order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds subject to compliance with the Order. The Order superseded a previous order that we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. Pursuant to the Order, we are generally permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, we may file an application for an amendment to our existing Order to permit us to co-invest in our existing portfolio companies with certain affiliates that are private funds even if such other funds had not previously invested in such existing portfolio companies, subject to certain conditions. However, if filed, there is no guarantee that such application will be granted.
When we invest alongside clients of OFSAM Holdings and its affiliates or their respective other clients, OFS Advisor will, to the extent consistent with applicable law, regulatory guidance, or the Order, allocate investment opportunities in accordance with its allocation policy. Under this allocation policy, if two or more investment vehicles with similar or overlapping investment strategies are in their investment periods, an available opportunity will be allocated based on the provisions governing allocations of such investment opportunities in the relevant organizational, offering or similar documents, if any, for such investment vehicles. In the absence of any such provisions, OFS Advisor will consider the following factors and the weight that should be given with respect to each of these factors:
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
We are dependent on OFS Advisor for Expense Support Payments, which can be terminated by OFS Advisor, without payment of any penalty, with or without notice, to us at anytime.
We have benefited from Expense Support Payments since inception to maintain our monthly distributions. Expense limitation under both the Investment Advisory Agreement and Second Amended Expense Support Agreement can be terminated by OFS Advisor, without payment of any penalty, with or without notice, to us at any time. If the Second Amended Expense Support Agreement was cancelled, we may not be able to continue paying distributions at the current level, or would have to pay distributions from Offering proceeds. Cessation of expense support under the Investment Advisory Agreement does not require termination of the Investment Advisory Agreement. If expense support under the Investment Advisory Agreement were terminated, the sale of our shares and the Offering could be significantly impaired.
OFS Services can resign from its role as our Administrator under the Administration Agreement, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
OFS Services has the right to resign under the Administration Agreement, whether we have found a replacement or not. If OFS Services resigns, we may not be able to find a new administrator or hire internal management with similar expertise and the ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by OFS Services. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
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
If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in our stockholders’ best interest. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive dividends would be senior to those of holders of shares of our common stock. We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve any such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and our stockholders might experience dilution.
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

Risks Related to Our Investments
Certain economic and political conditions in Europe including developments relating to the Euro and the withdrawal of the United Kingdom from the European Union may impact the value of our investments and increase the risk profile of our portfolio.
Certain of our investments may be affected by developments relating to the Euro. European financial markets have experienced volatility and have been adversely affected by the COVID-19 pandemic, concerns about rising government debt levels, credit rating downgrades, and possible defaults on or restructuring of government debt. These events have caused bond yield spreads (the cost of borrowing debt in the capital markets) and credit default spreads (the cost of purchasing credit protection) to increase, most notably in relation to certain eurozone countries. The governments of several member countries of the European Union have experienced large public budget deficits, which have adversely affected the sovereign debt issued by those countries and may ultimately lead to declines in the value of the Euro.
In addition, it is possible that countries that have adopted the Euro could abandon the Euro and return to a national currency and/or that the Euro will cease to exist as a single currency in its current form. The effects on a country of abandonment of the Euro or a country's forced expulsion from the European Union are impossible to predict but are likely to be negative. The exit of any country out of the European Union or the abandonment by any country of the Euro would likely have a destabilizing effect on all eurozone countries and their economies and a negative effect on the global economy as a whole.
Furthermore, the United Kingdom withdrew from and ceased to be a member state of the European Union at 11:00 p.m. GMT on January 31, 2020. On December 24, 2020, a trade agreement was concluded between the European Union and the United Kingdom (the "EU-UK Trade and Cooperation Agreement"), which has applied provisionally after the end of the transition period ending on December 31, 2020. The EU-UK Trade and Cooperation Agreement has been ratified by the UK Parliament, the European Parliament and the Council of the European Union and entered into force on May 1, 2021. Accordingly, the EU-UK Trade and Cooperation Agreement now governs the relationship between the European Union and the United Kingdom. However, although the EU-UK Trade and Cooperation Agreement covers many issues such as economic partnership, free trade, law enforcement, judicial co-operation and governance, the EU-UK Trade and Cooperation Agreement is silent on items such as financial services equivalence and data protection adequacy.
Our investments and portfolio’s risk profile may be materially affected by political and economic uncertainty relating to the United Kingdom's withdrawal from the European Union, which might also have an adverse impact on our business, financial condition, results of operations and prospects and could therefore also be materially detrimental to our stockholders. Any such potential adverse economic conditions may also affect the ability of the underlying borrowers and issuers to perform their obligations.
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.
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
Investments in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold due to the significant volatility of such companies. Negative developments may be accompanied by deterioration of the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Such developments may ultimately result in the leveraged companies in which we invest entering into bankruptcy proceedings, which have a number of inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial. In addition, since our mezzanine loans are generally subordinated to senior loans and are generally unsecured, other creditors may rank senior to us in the event of a bankruptcy proceeding.
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
The documents governing the loans to our portfolio companies and the loans underlying our CLO investments may allow for “priming transactions.”
The documents governing the loans to our portfolio companies and the loans underlying our CLO investments may allow for "priming transactions," where majority lenders or debtors can amend the documents to the detriment of other lenders, amend the documents in order to move collateral, or amend the documents in order to facilitate capital outflow to other parties/subsidiaries in a capital structure, any of which may adversely affect our rights and security priority with respect to such loans.
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
We have purchased, and may purchase in the future, common stock and other equity securities, including warrants, in various portfolio companies. Although equity securities historically have generated higher average total returns than debt securities over the long term, equity securities may experience more volatility in those returns than debt securities. The equity securities we acquire may fail to appreciate, decline in value or lose all value, and our ability to recover our investment will depend on the portfolio company's success. Investments in equity securities involve a number of significant risks, including the risk of further dilution in the event the portfolio company issues additional securities. Investments in preferred securities involve special risks, such as the risk of deferred distributions, illiquidity and limited voting rights.
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
Our investments in Structured Finance Securities carry additional risks to the risks associated with investing in private debt.
In addition to the general risks associated with debt securities and structured products discussed herein, CLOs carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the possibility that the investments in CLOs are subordinate to other classes or tranches thereof; (iv) the potential of spread compression in the underlying loans of the CLO, which could reduce credit enhancement in the CLOs; and (v) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results. CLO equity securities that we may acquire are subordinated to more senior tranches of CLO debt. CLO equity securities are subject to increased risks of default relative to the holders of superior priority interests in the same securities. In addition, at the time of issuance, CLO equity securities are under-collateralized in that the liabilities of a CLO at inception exceed its total assets. When we invest in CLOs, we may be in a first loss or subordinated position with respect to realized losses on the assets of the CLOs in which it is invested. In addition, we may recognize phantom taxable income from our investments in the subordinated tranches of CLOs.
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
In addition, the portfolios of certain CLOs in which we may invest may contain “covenant-lite” loans. Accordingly, to the extent we are exposed to “covenant-lite” loans, we may have a greater risk of loss on such investments as compared to investments in, or exposure to, loans with financial maintenance covenants. The failure by a CLO in which we invest to satisfy financial covenants, including with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in the payments we receive from the CLO. In the event that a CLO fails certain tests, holders of CLO senior debt may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting CLO or any other investment we may make. If any of these occur, it could adversely affect our operating results and cash flows.
Our CLO investments will be exposed to leveraged credit risk. If a CLO does not meet certain minimum collateral value ratios and/or interest coverage ratios, primarily due to senior secured loan defaults, then cash flow that otherwise would have been available to pay us distributions may instead be used to redeem any senior notes or to purchase additional senior secured loans, until the ratios again exceed the minimum required levels or senior notes are repaid in full.
Our investments in Structured Finance Securities are more likely to suffer a loss of all or a portion of their value in the event of a default.
From time to time, we invest in Structured Finance Securities that comprise the equity tranche of CLOs, which are junior in priority of payment and are subject to certain payment restrictions generally set forth in an indenture governing such investments. In addition, Structured Finance Securities generally do not benefit from any creditors’ rights or ability to exercise remedies under the indenture governing such investments. Structured Finance Securities are not guaranteed by another party and are subject to greater risk than the secured notes issued by the CLO. CLOs are typically highly levered, utilizing up to approximately 9-13 times leverage, and therefore Structured Finance Securities are subject to a risk of total loss. There can be no assurance that distributions on the assets held by the CLO will be sufficient to make any distributions or that the yield on the Structured Finance Securities will meet our expectations.
CLOs generally may make payments on Structured Finance Securities only to the extent permitted by the payment priority provisions of an indenture governing the notes issued by the CLO. CLO indentures generally provide that principal payments on Structured Finance Securities may not be made on any payment date unless all amounts owing under secured notes are paid in full. In addition, if a CLO does not meet the asset coverage tests or the interest coverage test set forth in the indenture governing the Structured Finance Securities issued by the CLO, cash would be diverted from the Structured Finance Securities to first pay the secured notes in amounts sufficient to cause such tests to be satisfied.
We will have no influence on management of underlying investments managed by non-affiliated third-party CLO collateral managers.
We are not responsible for, and have no influence over, the asset management of the portfolios underlying the Structured Finance Securities we hold as those portfolios are managed by non-affiliated third-party CLO collateral managers. Similarly, we are not responsible for, and have no influence over, the day-to-day management, administration or any other aspect of the issuers of the CLOs. As a result, the values of the portfolios underlying our Structured Finance Securities could decrease as a result of decisions made by third-party CLO collateral managers.

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
Borrowers of Broadly Syndicated Loans may be permitted to designate unrestricted subsidiaries under the terms of their financing agreements, which would exclude such unrestricted subsidiaries from restrictive covenants under the financing agreement with the borrower. Without restriction under the financing agreement, the borrower could take various actions with respect to the unrestricted subsidiary including, among other things, incur debt, grant security on its assets, sell assets, pay dividends or distribute shares of the unrestricted subsidiary to the borrower’s stockholders. Any of these actions could increase the amount of leverage that the borrower is able to incur and increase the risk involved in our investments in Broadly Syndicated Loans accordingly.
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
We expect that all of our assets will be invested in illiquid securities, and a substantial portion of our investments will be in leveraged companies will be subject to legal and other restrictions on resale or will be otherwise less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, OFS Advisor, OFSAM Holdings or any of its other affiliates have material nonpublic information regarding such portfolio company.
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by OFS Advisor. As part of the valuation process, OFS Advisor may take into account the following types of factors, if relevant, in determining the fair value of our investments:
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

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, OFS Advisor will use the pricing indicated by the external event to corroborate the valuation. We will record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.
We are a non-diversified management investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer.
We are classified as a non-diversified management investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.
Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
Although we believe our portfolio is well diversified across companies and industries, our portfolio is, and may in the future be, concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.
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
We have invested a substantial portion of our capital in senior secured, unitranche, second-lien and mezzanine loans issued by our portfolio companies. The portfolio companies may be permitted to incur other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use to repay its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
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
We make subordinated investments that rank below other obligations of the obligor in right of payment. Subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.
The disposition of our investments may result in contingent liabilities.
A significant portion of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate, resulting in potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.
We may be subject to additional risks if we engage in hedging transactions and/or invest in foreign securities.
The 1940 Act generally requires that 70% of our investments be in issuers each of whom is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. Our investment strategy does not presently contemplate investments in securities of non-U.S. companies. We expect that these investments would focus on the same debt investments that we make in U.S. middle-market companies and, accordingly, would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in securities of emerging market issuers involves many risks, including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in the emerging market government’s economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the emerging market companies or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies.
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
The interest rates of our investments might be subject to change, including as a result of the transition away from LIBOR and the adoption of alternative reference rates, which could affect our results of operations.
Since we may incur leverage to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds.

Since the economic downturn that began in 2007, interest rates have generally remained low. However, more recently, as a result of, among other things, the COVID-19 pandemic, rising inflation, and Russia’s invasion of Ukraine, interest rates have continued to rise. In a rising interest rate environment, any leverage that we incur may bear a higher interest rate than may currently be available to us. There may not, however, be a corresponding increase in our investment income. In the event that our interest expense were to increase relative to income, it might reduce our ability to service the interest obligations on, and to repay the principal of, our indebtedness, and our net investment income could be adversely impacted, as well as our capacity to pay distributions to our stockholders.
The fair value of certain of our investments may be significantly affected by changes in interest rates. Although senior secured loans are generally floating rate instruments, our investments in senior secured loans through CLOs are sensitive to interest rate levels and volatility. Although CLOs are generally structured to mitigate the risk of interest rate mismatch, there may be some difference between the timing of interest rate resets on the assets and liabilities of a CLO. Such a mismatch in timing could have a negative effect on the amount of funds distributed to CLO equity investors. In addition, CLOs may not be able to enter into hedge agreements, even if it may otherwise be in the best interests of the CLO to hedge such interest rate risk. Furthermore, in a significant rising interest rate environment and/or economic downturn, loan defaults may increase, resulting in losses for the CLOs in which we invest and result in credit losses that may adversely affect our cash flow, fair value of our assets and operating results.
In addition, increasing interest rates may lead to higher prepayment rates, as corporate borrowers look to avoid escalating interest payments or refinance floating rate loans. Further, a general rise in interest rates will increase the financing costs of CLOs.
LIBOR Floor Risk. Because CLOs generally issue debt on a floating rate basis, an increase in LIBOR or its replacement reference rate will increase the financing costs of CLOs. Many of the senior secured loans held by these CLOs have LIBOR floors such that, when LIBOR is below the stated LIBOR floor, the stated LIBOR floor (rather than LIBOR itself) is used to determine the interest payable under the loans. Therefore, if LIBOR increases but stays below the average LIBOR floor rate of the senior secured loans held by a CLO, there would not be a corresponding increase in the investment income of such CLOs. The combination of increased financing costs without a corresponding increase in investment income in such a scenario would result in smaller distributions to equity holders of a CLO. In addition, there may be disputes between market participants regarding the interpretation and enforceability of provisions in our LIBOR-based CLO investments (or lack or such provisions) related to the economic floors in such investments, which may result in a loss or degradation of floor protection in the case of a transition from LIBOR to any one of the various alternative reference rates, including SOFR.
LIBOR Risk. On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will not compel panel banks to contribute to the overnight, 1, 3, 6 and 12 months U.S. LIBOR tenors after June 30, 2023, and ceased publication of all other tenors after December 31, 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR for use in derivatives and other financial contracts currently indexed to LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The ARRC has proposed a paced market transition plan to SOFR from LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR. In addition, the planned discontinuance of LIBOR and/or changes to another index could result in mismatches with the interest rate of some of our investments. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. However, we cannot reasonably estimate the impact of the transition at this time.
On July 29, 2021, the ARRC formally announced that it recommends the Chicago Mercantile Exchange’s forward-looking SOFR term rates for use in business loans, including securities backed by such assets. However, forward-looking SOFR term rates will not be representative of three-month LIBOR, and there is no requirement that the Chicago Mercantile Exchange continue to publish forward-looking SOFR term rates, in which case CLOs may be required to use other measurements of SOFR, as applicable.
On March 15, 2022, President Biden signed into law the Adjustable Interest Rate (LIBOR) Act (the LIBOR Act) as part of the Consolidated Appropriations Act of 2022, which among other things, provides for the use of interest rates based on SOFR in certain contracts currently based on LIBOR and a safe harbor from liability for utilizing SOFR-based interest rates as a replacement for LIBOR.

The CLOs we have invested in have included, or have been amended to include, language permitting the CLO investment manager, to implement a market replacement rate (like those proposed by the ARRC) upon the occurrence of certain material disruption events. However, we cannot ensure that all CLOs in which we are invested will have such provisions, nor can we ensure the CLO investment managers will undertake the suggested amendments when able. However, because the specific effects of the transition away from LIBOR cannot be determined with certainty, the transition away from LIBOR could:
•adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked CLO investments;
•require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding investments;
•result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;
•result in disputes, litigation or other actions with CLO investment managers, regarding the interpretation and enforceability of provisions in our LIBOR-based CLO investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;
•require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and
•cause us to incur additional costs in relation to any of the above factors.
LIBOR Mismatch. The effect of a phase out of LIBOR on U.S. senior secured loans, the underlying assets of the CLOs in which we invest, is currently unclear. To the extent that any replacement rate utilized for senior secured loans differs from that utilized for a CLO that holds those loans, the CLO would experience an interest rate mismatch between its assets and liabilities which could have an adverse impact on our net investment income and portfolio returns.
In addition, there could be a mismatch between the terms of LIBOR and a replacement rate. Many underlying corporate borrowers can elect to pay interest based on 1-month LIBOR, 3-month LIBOR and/or other rates in respect of the loans held by CLOs in which we are invested, in each case plus an applicable spread, whereas CLOs generally pay interest to holders of the CLO’s debt tranches based on 3-month LIBOR plus a spread. The 3-month LIBOR currently exceeds the 1-month LIBOR, which may result in many underlying corporate borrowers electing to pay interest based on 1-month LIBOR. It is uncertain at this time how the applicable spreads will diverge once there is a full transition to SOFR, or any other alternative rate, and any applicable benchmark rate adjustments. This mismatch in the rate at which CLOs earn interest and the rate at which they pay interest on their debt tranches negatively impacts the cash flows on a CLO’s equity tranche, which may in turn adversely affect our cash flows and results of operations. Unless spreads are adjusted to account for such increases, these negative impacts may worsen as the amount by which the 3-month LIBOR exceeds the 1-month LIBOR increases or the amount by which the corresponding alternative reference rates might differ.
Also, given the structure of the incentive fee payable to OFS Advisor, a general increase in interest rates will likely have the effect of making it easier for OFS Advisor to meet the quarterly hurdle rate for payment of income incentive fees under the Investment Advisory Agreement without any additional increase in relative performance on the part of OFS Advisor.
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
If our shares are listed on a national securities exchange or quoted through a quotation system, we cannot assure our stockholders that a public trading market will develop or, if one develops, that such trading market can be sustained. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. Also, shares of closed-end investment companies and BDCs frequently trade at a discount from their NAV. This characteristic of closed-end investment companies is separate and distinct from the risk that our NAV per share of common stock may decline. We cannot predict whether our common stock, if listed on a national securities exchange, will trade at, above or below NAV.
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
Our dealer manager in the Offering has no prior experience selling shares on behalf of a BDC. There is therefore no assurance that CCO will be able to sell a sufficient number of shares to allow us to have adequate funds to purchase a diversified portfolio of investments. If CCO fails to perform, we may not be able to raise adequate proceeds through the Offering to implement our investment strategy. As a result, we may be unable to achieve our investment objective, and you could lose some or all of the value of your investment. In addition, because CCO is an affiliate of OFS Advisor, it may face conflicts of interest and will not make an independent review of us or the Offering. Accordingly, prospective investors must rely on their own examination of the Company and the terms of the Offering, including the merits and risks involved. See “Item 1A. Risk Factors — Risks Related to OFS Advisor and its Affiliates”.
We may, but are not required to, offer to repurchase our stockholder’s shares on a quarterly basis. As a result, our stockholders will have limited opportunities to sell their shares.
Any repurchase offer allows our stockholders to sell their shares back to us at a price equal to the most recently disclosed NAV per share of our common stock immediately prior to the date of repurchase. Our Board has the right to suspend or terminate the share repurchase program to the extent that it determines that it is in our best interest to do so. Any share repurchase program will include numerous restrictions that limit our stockholder’s ability to sell their shares. We may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares. If our Board so determines, we will limit repurchases in each quarter to 2.5% of the weighted average number of shares of our common stock outstanding for any prior 12-month period. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Economic events affecting the U.S. economy, such as volatility in the financial markets, inflation, higher interest rates or global or national events that are beyond our control, could cause an increased number of shares to be put to us for repurchase. These limits may prevent us from accommodating all repurchase requests made in any year. Our Board may amend, suspend or terminate the share repurchase program upon 30 days’ notice. We will notify our stockholders of such developments: (i) in our quarterly reports or (ii) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, under the quarterly share repurchase program, if implemented, we will have discretion to not repurchase shares, to suspend the program, and to cease repurchases. Further, the program may have many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders, and, to the extent our stockholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.
If we make repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price that our stockholders paid for their shares. As a result, to the extent our stockholders paid a price that includes the related sales load and to the extent they have the ability to sell their shares pursuant to our share repurchase program, then the price at which they may sell shares, which will be approximately equivalent to our estimated NAV on the last business day of the prior calendar quarter, may be lower than the amount they paid in connection with the purchase of shares in the Offering.
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
We expect to use debt financing and issue additional securities to fund our growth, if any. We cannot assure investors that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 150% at the time we issue any debt or preferred stock. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. In addition, as a BDC, we will generally not be permitted to issue common stock priced below NAV without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.
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
Our stockholders will not have preemptive rights to any shares we issue in the future. Our Charter authorizes us to issue up to 20 million shares of common stock. Pursuant to our Charter, a majority of our entire Board may amend our Charter to increase our authorized shares without stockholder approval. Our board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below NAV a stockholder’s percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, a stockholder may also experience dilution in the book value and fair value of its shares.
Under the 1940 Act, we are generally prohibited from issuing or selling our common stock at a price below NAV per share, which may be a disadvantage as compared with certain public companies. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the current NAV of our common stock if our Board and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders, including a majority of those stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease and our stockholders will experience dilution.
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
The NAV of our common stock may fluctuate significantly.
The NAV and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
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
Our Unsecured Note is not secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the Unsecured Note is effectively subordinated to any secured indebtedness we have outstanding (including the PWB Credit Facility) or that we may incur in the future (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holder of the Unsecured Note.
There is a risk that stockholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
Subject to our Board’s discretion and applicable legal restrictions, we intend to authorize, declare and pay cash distributions on a monthly basis. We expect to pay distributions out of assets legally available for distribution. We cannot assure stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions.
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
If we issue preferred stock, debt securities or convertible debt securities, the NAV of our common stock may become more volatile.
We cannot assure the holders of common stock that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities or convertible debt would likely cause the NAV of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the NAV of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in NAV to the holders of our common stock than if we were not leveraged through the issuance of preferred stock.

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
If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. shareholders will be treated as having received a dividend from us in the amount of such U.S. shareholders’ allocable share of the base management fee and incentive fees paid to our Adviser and some of our expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholders.
A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the 1933 Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. While we anticipate that we will constitute a publicly offered RIC, there can be no assurance that we will in fact so qualify for any of our taxable years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. shareholder’s allocable share of the base management fee and incentive fees paid to our Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. Individuals are not allowed to take miscellaneous itemized deductions for the 2018 through 2025 tax years, such deductions are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.
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
We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity, equity and inclusion, environmental stewardship, corporate governance, support for local communities and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules to require disclosure of certain ESG-related matters, which may be adopted in 2023. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.
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
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies or third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Despite careful security and controls design, our information technology systems and the information technology systems of our portfolio companies and our third-party vendors, may be subject to security breaches and cyber-attacks, the result of which may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation damage to business relationships and damage to our competitiveness, stock price, and long-term stockholder value. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our, our portfolio companies’ and our third party vendors' reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by OFS Services and third-party service providers, and the information systems of our portfolio companies. OFS Advisor has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity has become a top priority for regulators around the world, including the SEC, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. Cybersecurity risks require continuous and increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. If we fail to comply with relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage. Further, the increased use of mobile and cloud technologies due to the proliferation of remote work resulting from the COVID-19 pandemic and new flexible work arrangements have heightened our and our portfolio companies' vulnerability to a cybersecurity risk or incident. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard systems could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct business operations. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above.
We are subject to risks in using custodians, counterparties, administrators and other agents.
We depend on the services of custodians, counterparties, administrators and other agents to carry out certain transactions and other administrative services, including compliance with regulatory requirements in U.S. and non-U.S. jurisdictions. We are subject to risks of errors and mistakes made by these third parties, which may be attributed to us and subject us or our stockholders to reputational damage, penalties or losses. We depend on third parties to provide primary and back up communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. The terms of the contracts with third-party service providers are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight. Accordingly, we may be unsuccessful in seeking reimbursement or indemnification from these third-party service providers. In addition, we rely on a select number of third-party service providers and replacement of any one of our service providers could be difficult and result in disruption and expense.
Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business.
We operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Many jurisdictions in which we or our portfolio companies may operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the California Consumer Privacy Act that went into effect on January 1, 2020, and the New York SHIELD Act, which went into effect on March 1, 2020. In addition, the SEC announced that one of the 2023 examination priorities for the Division of Examinations was to continue to examine cybersecurity procedures and controls, including review of cybersecurity issues associated with the use of third-party vendors. Further, the European General Data Protection Regulation (the “GDPR”) came into effect in May 2018. Data protection requirements under the GDPR are more stringent than those imposed under prior European legislation. There are substantial financial penalties for breach of the GDPR, including up to the higher of 20 million Euros or 4% of group annual worldwide turnover. Non-compliance with any of the aforementioned laws or other similar laws, therefore, represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties.
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

Item 3.     Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2022. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
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
Stockholders
As of March 14, 2023, there were 477 holders of record of our stock.
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
The following table summarizes the common stock repurchases by us for the years ended December 31, 2022, 2021 and 2020:

	Number of Shares	Amount
January 1, 2020 through April 3, 2020(1)	32,622	$364,384
April 4, 2020 through June 30, 2020	53,665	654,713
July 1, 2020 through September 30, 2020	55,320	694,819
October 1, 2020 through December 31, 2020	55,674	700,935
January 1, 2021 through April 5, 2021(2)	55,377	708,272
April 6, 2021 through June 30, 2021	55,016	700,354
July 1, 2021 through September 30, 2021	54,557	702,694
October 1, 2021 through December 31, 2021	53,941	696,391
January 1, 2022 through March 31, 2022	53,204	687,396
April 1, 2022 through June 30, 2022	52,161	646,796
July 1, 2022 through September 30, 2022	51,190	612,744
October 1, 2022 through December 31, 2022	50,611	574,941
(1) Our February 21, 2020 tender offer that was originally scheduled to expire on March 27, 2020, was amended to extend the offer period to April 3, 2020.
(2)    Our February 19, 2021 tender offer that was originally scheduled to expire on March 26, 2021, was amended to extend the offer period to April 5, 2021.
All repurchased shares were retired upon acquisition.
Sales of Unregistered Securities
During the year ended December 31, 2022, we issued and sold 164,499 shares of our common stock for gross proceeds of $2,200,000 or a weighted average price of $13.37 per share.
The offer and sale of the Company’s Common Stock in the private placement was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of, and Rule 506 of Regulation D under, the Securities Act. During the year ended December 31, 2022, we paid $161,290 in commissions in connection with the sale of the shares.
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

Distributions
We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a monthly basis, as determined by our Board in its discretion. Distributions directly affect our taxable income. See “Item 1. Business–Material U.S. Federal Income Tax Considerations–Taxation as a RIC.”
Distributions in excess of our current and accumulated ICTI would be treated first as a return of capital to the extent of a stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our estimated ICTI and distributions paid for the full year. Each year, if required, a statement on Form 1099-DIV identifying the source of the distribution is mailed to our stockholders.

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
•our ability to replicate historical results;
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
•actual and potential conflicts of interest with OFS Advisor and other affiliates of OFSAM Holdings;
•constraint on investment due to access to material nonpublic information;
•restrictions on our ability to enter into transactions with our affiliates;
•the impact of interest and inflation rates on our business prospects and the prospects of our portfolio companies;
•the use of borrowed money to finance a portion of our investments;
•the creation of leveraged lending opportunities as a result of the large amount of unfunded buyout commitments driving demand for leveraged buyouts over the next several years;
•our increased ability to incur additional leverage pursuant to Section 61(a)(2) of the 1940 Act, and the impact of such leverage on our net investment income and results of operations;
•competition for investment opportunities;
•the percentage of investments that bear interest on a floating rate or fixed rate basis;
•the holding period of our investments;
•the belief that our portfolio is well diversified across companies and industries;
•our ability to raise debt or equity capital as a BDC;
•the timing, form and amount of any distributions from our portfolio companies;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•the belief that our cash balances are not exposed to any significant credit risk as a result of the failures of SVB and SBNY (as defined below) or otherwise;
•interest rate volatility, including the transition from LIBOR to SOFR and/or other alternative reference rate(s);
•the general economy and its impact on the industries in which we invest;
•the impact of current political, economic and industry conditions, including changes in the interest rate environment, inflation, significant market volatility, supply chain disruptions, resource shortages, other conditions affecting the financial and capital markets, and the continuing impacts of the COVID-19 pandemic on our business, financial condition, results of operations and the fair value of our portfolio investments;
•the impact of the ongoing war between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;

•the belief that we have sufficient levels of liquidity to support our existing portfolio companies and deploy capital in new investment opportunities;
•uncertain valuations of our portfolio investments;
•the effect of new or modified laws or regulations governing our operations;
•the ability to continue generating strong risk-adjusted net returns by assembling a diversified portfolio of investments across a broad range of industries;
•the need and availability of additional capital on favorable terms to finance growth given our expectation to distribute substantially all of our net ordinary income and net realized capital gains to our stockholders; and
•the ability to secure financial maintenance covenants in the loans in which we invest.
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
Overview
Key performance metrics per common share are presented below:

	December 31, 2022	December 31, 2021
Net asset value	$11.13	$12.99

	Year Ended December 31,
	2022	2021	2020
Net investment income	$0.76	$1.06	$0.99
Net increase (decrease) in net assets resulting from operations	(0.86)	1.40	0.56
Distributions paid	1.02	1.02	1.01
Our NAV per common share decreased from $12.99 at December 31, 2021 to $11.13 at December 31, 2022, primarily due to net losses on our investment portfolio of $3,246,239, or $1.62 per common share. For the year ended December 31, 2022, net losses were primarily related to unrealized depreciation of $1,902,248 and $1,182,701 on our loan portfolio and Structured Finance Securities, respectively. Unrealized depreciation on our loans and Structured Finance Securities were primarily related to the widening of liquid credit market spreads and, to a lesser extent, fundamental credit issues. As of December 31, 2022, we had two loans to one portfolio company on non-accrual status, with an aggregate fair value of $58,092, or less than one percent of our total loan portfolio at fair value.
Although investment income increased $0.26 per common share for the year ended December 31, 2022, primarily due to rising interest rates, an increase in net operating expenses caused our net investment income to decrease by $0.30 per common share to $0.76 per common share for the year ended December 31, 2022. The decrease in net investment income per common share was primarily due to a decrease in expense limitations provided under the ESAs of $732,756, or $0.36 per common share. OFS Advisor’s obligation to provide expense support under the ESAs is a function of declared distributions on our common stock, and the amount of support that is required is to prevent a return of capital distribution based on our estimated investment company taxable income. As investment company taxable income exceeded book income, less expense support was required under the ESAs to prevent a return of capital distribution for the year ended December 31, 2022, even though total distributions paid of $1.02 per common share remained unchanged compared to the year ended December 31, 2021.
At December 31, 2022, our asset coverage ratio of 173% exceeded the minimum asset coverage requirements of 150% under the 1940 Act, and we remained in compliance with all applicable covenants under our outstanding debt facilities. As of December 31, 2022, we had an unfunded commitment of $4,835,000 under our PWB Credit Facility. Based on our regulatory asset coverage ratio as of December 31, 2022, we could access our full remaining unfunded commitment of $4,835,000 under the PWB Credit Facility, subject to the provisions of the borrowing base as of any borrowing date. We continue to believe that we have sufficient levels of liquidity to support our commitments to existing portfolio companies and selectively deploy capital in new investment opportunities in this challenging environment. As of December 31, 2022, we had unfunded commitments of $3,097,992 to fund various undrawn revolvers and other investments.
During the year ended December 31, 2022, our daily-average debt balance increased to $23,035,384 from $17,737,603 during the prior year. For the year ended December 31, 2022, our weighted-average debt interest cost decreased to 6.4% from 6.8% the prior year, primarily due to an amendment in November 2021 to the Unsecured Note to reduce its stated interest rate from 6.5% to 5.5%.
We are also subject to financial risks, including changes in market interest rates. As of December 31, 2022, approximately $42,943,251 (aggregate fair value), or 99.9% of our debt investments, bore interest at variable rates, of which 83% are LIBOR-based. We have prepared and planned for the transition away from LIBOR by incorporating alternate reference rates to be used in our credit agreements and making other preparations, and believe the impact of the transition will be minimal. However, it is not possible to predict the effect of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments. Additionally, the U.S. Federal Reserve approved seven interest rate increases in 2022 and an additional interest rate hike in 2023 and has signaled that additional increases may be likely to combat inflation. See “Item 1A. Risk Factors — Risks Related to our Investments” for additional information.
On January 27, 2023, our Board declared a distribution of $0.0846 per common share, payable on February 6, 2023, to stockholders of record on January 27, 2023.
On February 23, 2023, we commenced a tender offer pursuant to which we are offering to purchase up to 50,225 shares of its issued and outstanding common stock at a price equal to its net asset value per share on March 30, 2023.
On February 24, 2023, our Board declared a distribution of $0.0846 per common share, payable on March 6, 2023 to stockholders of record on February 24, 2023.
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
Our critical accounting policies and estimates are those relating to revenue recognition, expense limitation agreements and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board. For a description of our revenue recognition and fair value policies, see “Item 8 – Financial Statements – Note 2. Summary of Significant Accounting Policies.”
Revenue recognition
Our direct lending activities frequently involve the acquisition of multiple financial instruments or rights either in an initial transaction, or in subsequent or “follow-on” transactions, including amendments to existing securities. These financial instruments can include loans, preferred and common stock, warrants, or membership interests in limited liability companies. Acquired rights can include fixed or variable fees that can be either guaranteed or contingent upon operating performance of the underlying portfolio companies. Moreover, these fees may be payable in cash or additional securities. The revenue recognized on these instruments is a function of the fee or other consideration allocated to them, including amounts allocated to loan syndication fees at the time of acquisition.
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
Interest Income: Our recognition of interest income from our loan and CLO debt investments is recognized on an accrual basis based upon the outstanding principal amount and contractual interest terms of debt investment. Net Loan Fees are amortized or accreted into interest income over the life of the respective debt investment.
PIK Income. Our recognition of PIK interest and dividends includes assessment of collectibility. We discontinue accrual of PIK income when there is reasonable doubt that the income will ultimately be collected. This includes assessments of the fair value of the investment relative to par or cost and other judgments of management.
CLO Subordinated Notes and Loan Accumulation Facilities. Interest income on our CLO subordinated note securities is recognized in accordance with ASC Subtopic 325-40, Beneficial Interests in Securitized Financial Assets, which contemplates estimating an effective yield to expected redemption utilizing estimated future cash flows from the investment. The estimated cash flows of the underlying portfolio and to our security are developed utilizing a number of assumptions, including, among others, estimates of default rates, prepayment rates, redemption timing, reinvestment prices, and liquidation-redemption price. These assumptions, and correspondingly the estimated cash flows and accretable yields, are reviewed and updated periodically, as needed.
The valuation of our Structured Finance Securities makes use of similar assumptions, plus a discount rate assumption, to develop estimated cash flows that are discounted to estimated present value.
Interest income from our investments in Loan Accumulation Facilities is recognized on an accrual basis based on an estimated yield. Income notes associated with our Loan Accumulation Facility investments generally pay returns equal to the actual income earned on facility assets less costs of senior financing and manager costs.
Non-accrual Loans: We review all loans that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected, for placement on non-accrual status. Interest income and Net Loan Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in our judgment, the investments are estimated to be fully collectible as to all principal and interest.
Expense Limitation Agreements
We benefit from two expense limitation agreements with OFS Advisor: portions of the Investment Advisory Agreement, which limits our liability to reimburse OFS Advisor for organization and offering expenses it incurs on our behalf, and the Second Amended Expense Support Agreement. See “Item 8 – Financial Statements – Note 3. Related Party Transactions.”
We considered the relevant accounting literature applicable to expense limitation agreements—particularly ASC Topic 946 and related publications by the American Institute of Certified Public Accountants, as well as publicly available documents on industry practice and the SEC Staff’s views thereon. The application of this accounting literature requires interpretation of the reimbursement conditions in the expense limitation agreements, which requires significant judgment. An agreement whose reimbursement conditions are either non-substantive or whose occurrence is inevitable will generally fail to meet to the requirements of this literature, resulting in greater reported expense, lower reported net asset values, and an on-balance sheet liability to reimburse the agreement counterparty for any funds or support received.
We regularly evaluate the Investment Advisory Agreement conditions for reimbursement, and have concluded the expense-reduction recognition it has been given is appropriate because the substantive conditions for recognition of a liability by us—specifically, the sale of shares from whose proceeds OFS Advisor will be paid for unreimbursed costs—have not been satisfied.
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

In December 2020, the SEC issued a final rule adopting Rule 2a-5 under the 1940 Act to establish requirements for determining fair value in good faith for purposes of the 1940 Act. On September 7, 2022, pursuant to Rule 2a-5, the Board designated OFS Advisor, as the valuation designee, to perform fair value determinations relating to our investments, commencing with the quarter ended September 30, 2022. In order for the Board to maintain oversight, OFS Advisor implemented the requirements as prescribed in Rule 2a-5.
As described in “Item 8 – Financial Statements – Note 5. Fair Value of Financial Instruments,” under the oversight of the Board, we follow a process to determine these unobservable inputs used in the fair value estimates of our investments. The most significant unobservable inputs in the Level 3 fair value measurements are the discount rates (discounted cash flows approach) and EBITDA multiples (market approach). Investments classified as Level 2 are measured on the basis of Indicative Prices provided by pricing services.
Our discounted cash flow valuations involve a determination of discount rate commensurate with the risk inherent in each investment. Management, with the assistance of independent third-party valuation firms, uses two primary methods to estimate discount rates on debt and equity investments, as applicable: a method based upon a hypothetical recapitalization of the entity given its current operating performance and current market conditions; and a synthetic debt rating method, which assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and then estimates the discount rate based on observed market yields for actual rated debt. Management may also use a relative value method to estimate yields, which involves estimating the discount rate of non-traded subject debt investments based on an expected or assumed relationship between Indicative Prices on traded debt and the subject debt for a portfolio company. All methods for estimating the discount rate generally involve calibration of unobservable inputs utilized in estimating the discount rate on the subject investment to its internal rate of return at close or purchase date. These methods generally produce a range of discount rates, and we generally select the midpoint of the range for use in fair value measures, subject to considerations of any prepayment fees associated with the debt.
Our market approach valuations, generally applied to equity investments and investments in non-performing debt, involve a determination of an enterprise value multiple to a financial performance metric of the portfolio company, generally EBITDA. These determinations are based on identification of a comparable set of publicly traded companies and determination of a public-to-private liquidity adjustment factor, generally through calibration to transaction prices in the subject investment instrument. This method generally produces a range of multiplier values and we generally select the midpoint of the range for fair value measures.
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range for all investments at December 31, 2022:

	Fair Value at December 31, 2022	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior Secured	$42,943,250	$42,341,322	$43,552,868
Subordinated	58,092	—	116,185

Structured Finance Securities:
Subordinated notes and other related investments	7,313,509	7,020,975	7,606,042
Mezzanine debt	1,611,281	1,585,695	1,636,868

Equity investments:
Common equity and warrants	344,400	295,662	393,610
	$52,270,532	$51,243,654	$53,305,573

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
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs managed by OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to various clients, including OFS Capital, a publicly-traded BDC with an investment strategy similar to the Company, as well as OCCI. OFS Advisor provides sub-advisory services to CMFT Securities Investments, LLC, a wholly owned subsidiary of CIM Real Estate Finance Trust, Inc., a corporation that qualifies as a real estate investment trust. Additionally, OFS Advisor serves as sub-adviser to CIM Real Assets & Credit Fund, an externally managed registered investment company that operates as an interval fund that invests primarily in a combination of real estate, credit and related investments.
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
In addition, we may file an application for an amendment to our existing Order to permit us to co-invest in our existing portfolio companies with certain affiliates that are private funds even if such other funds had not previously invested in such existing portfolio companies, subject to certain conditions. However, if filed, there is no guarantee that such application will be granted.
Conflicts may arise when an account managed by OFS Advisor makes an investment in conjunction with an investment being made by an Affiliated Account, or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Questions arise as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced. See "Item 1. Business — Conflicts of Interest" and "Item 1A. Risk Factors — Risks Related to OFS Advisor and its Affiliates  — We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients."
Portfolio Composition and Investment Activity
Our investment strategy focuses primarily on middle-market companies in the United States, including senior secured loans, which includes first-lien, second-lien and unitranche loans, as well as subordinated loans and, to a lesser extent, preferred, common, and other equity securities. Such middle-market company investments are more likely to be considered lower grade investments, which are either rated below investment grade by one or more nationally-recognized statistical rating agencies at the time of investment, or may be unrated but determined by OFS Advisor to be of comparable quality. We also make investments in other investment companies including Structured Finance Securities.
Portfolio Composition
As of December 31, 2022, the fair value of our debt investment portfolio totaled $43,001,342 in 32 portfolio companies, of which 99.9% and 0.1% were senior secured loans and subordinated loans, respectively. We also held equity investments in six portfolio companies and seven investments in Structured Finance Securities.
The following table presents our investment portfolio by each wholly owned legal entity within the consolidated group as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Hancock Park Corporate Income, Inc. (Parent)	$55,100,580	$52,038,268	$43,196,315	$43,334,160
HPCI-MB	204,071	232,264	204,071	274,408
Total investments	$55,304,651	$52,270,532	$43,400,386	$43,608,568
The following table summarizes the composition of our investment portfolio as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments	$44,266,418	$42,943,250	$32,617,023	$32,776,377
Subordinated debt investments	484,730	58,092	483,191	476,279
Common equity and warrant investments	479,588	344,400	338,056	360,220
Total debt and equity investments	45,230,736	43,345,742	33,438,270	33,612,876
Structured Finance Securities	10,073,915	8,924,790	9,962,117	9,995,693
Total investments	$55,304,651	$52,270,532	$43,400,387	$43,608,569
Total number of portfolio companies	42	42	33	33
As of December 31, 2022, our investment portfolio’s three largest industries by fair value, were (1) Wholesale Trade (17.6%), (2) Health Care and Social Assistance (11.2%), and (3) Professional, Scientific, and Technical Services (10.2%, totaling approximately 39.0% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Item 8 – Financial Statements–Note 4. Investments.”
Structured Finance Securities. The following table summarizes our Structured Finance Securities as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes and other related investments	$8,350,929	$7,313,508	$6,776,029	$6,704,687
Mezzanine debt	1,722,986	1,611,281	1,686,088	1,791,006
Loan accumulation facility	—	—	1,500,000	1,500,000
Total Structured Finance Securities	$10,073,915	$8,924,790	$9,962,117	$9,995,693
Number of Structured Finance Securities	8	8	8	8

The following table presents our five largest investments by portfolio company based on fair value as of December 31, 2022:

Portfolio Company	Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value
All Star Auto Lights, Inc.	Debt	$5,176,429	$5,182,696	9.9%
Milrose Consultants, LLC	Debt	3,931,667	3,860,869	7.4
Apex Credit CLO 2020	Structured Finance Security	3,266,125	2,633,996	5.0
Convergint Technologies	Debt	2,024,310	2,008,741	3.8
Tony’s Fresh Market	Debt	1,882,330	1,844,130	3.5
Total		$16,280,861	$15,530,432	29.6%
Portfolio Yields: The following table presents weighted-average yield metrics for our portfolio:

	Year Ended December 31,
	2022	2021
Weighted-average performing income yield (1):
Debt investments	10.1%	10.5%
Structured Finance Securities	15.3%	13.9%
Interest-bearing investments	11.2%	11.0%

Weighted-average realized yield:
Interest-bearing investments (2)	11.1%	10.8%
(1)    Income yield is calculated as (a) the actual amount earned on performing investments, including interest and prepayment fees and amortization of Net Loan Fees, divided by (b) the weighted-average of total performing investments amortized cost.
(2)    Realized yield computed as (a) the actual amount earned on interest-bearing investments, including interest, prepayment fees and Net Loan Fees, divided by (b) the weighted-average of total interest-bearing investments amortized cost, in each case, including debt investments in non-accrual status and non-income producing Structured Finance Securities.
For the year ended December 31, 2022, the increase in our weighted-average realized yields was primarily due to rising interest rates as floating rate loans comprised 99.9% of our loan investment portfolio at fair value, partially offset by a reduction in prepayments and fee accelerations.
The weighted average yield of our investments is not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

Non-Accrual Loans
At December 31, 2022, we had loans to one portfolio company on non-accrual status with respect to all interest and Net Loan Fee amortization, with an aggregate amortized cost and fair value of $484,730 and $58,092, respectively.
Investment Activity
The following is a summary of our investment activity for the year ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Investments in debt and equity securities	$18,600,454	$23,192,573
Investments in Structured Finance Securities	2,434,117	6,711,138
Total investments	$21,034,571	$29,903,711

Proceeds from principal payments	$9,417,057	$30,756,811
Proceeds from the sale or redemption of portfolio investments	100,849	2,297,140
Proceeds from distributions received from Structured Finance Securities	1,116,275	429,789
Total proceeds from principal payments, sales and distributions from Structured Finance Securities	$10,634,181	$33,483,740
Our level of investment activity may vary substantially from period-to-period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, our liquidity and access to capital, the general economic environment and the competitive environment for the types of investments we make.
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring.” The following table shows the classification of our debt investments portfolio by risk category as of December 31, 2022 and 2021 (dollar amounts in thousands):

	As of December 31,
	2022		2021
Risk Category	Debt Investments, at Fair Value	% of Debt Investments	Debt Investments, at Fair Value	% of Debt Investments
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	—	—	—	—
3 (Average)	42,194,452	98.1	33,252,656	100.0
4 (Special Mention)	806,890	1.9	—	—
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
7 (Loss)	—	—	—	—
	$43,001,342	100.0%	$33,252,656	100.0%

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
Net Gain (Loss) on Investments. Net gain (loss) on investments consists of the sum of: (a) realized gains and losses from the sale of debt or equity securities, or the redemption of equity securities; and (b) net unrealized appreciation or depreciation on debt and equity investments, net of applicable taxes to the extent the investments are held through taxable wholly owned subsidiaries. In the period in which a realized gain or loss is recognized, such gain or loss will generally be offset by the reversal of previously recognized unrealized appreciation or depreciation, and the net gain (loss) recognized in that period will generally be smaller. The unrealized appreciation or depreciation on debt securities is also reversed when those investments are redeemed or paid off prior to maturity. In such instances, the reversal of accumulated unrealized appreciation or depreciation will be reported as a net loss or gain, respectively, and may be partially offset by the acceleration of any premium or discount on the debt security, which is reported in interest income, and any prepayment fees on the debt security, which is reported in fee income.
Net Asset Value: NAV is a key performance metric related to our investment objective to provide our stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments. The net increase (decrease) in net assets resulting from operations can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, annual comparisons of net increase (decrease) in net assets resulting from operations may not be meaningful.
Portfolio Yield: Portfolio yield is a key financial metric of our investment portfolio in order to achieve our investment objective of providing current income to stockholders. See “Portfolio Composition and Investment Activity—Portfolio Yields” for additional information.
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

Comparison of the years ended December 31, 2022, 2021 and 2020
Operating results for the years ended December 31, 2022, 2021, and 2020 are as follows:

	Years Ended December 31,
	2022	2021	2020
Total investment income	$5,570,461	$5,054,613	$4,384,912
Total operating expenses	4,562,425	4,058,211	4,101,448
Expense limitations under agreements with the Advisors	(517,877)	(1,250,633)	(1,904,615)
Net operating expenses	4,044,548	2,807,578	2,196,833
Net investment income	1,525,913	2,247,035	2,188,079
Net unrealized appreciation (depreciation), net of deferred taxes	(3,219,174)	1,205,254	(351,706)
Net realized losses, net of taxes	(27,065)	(477,166)	(590,347)
Net increase (decrease) in net assets resulting from operations	$(1,720,326)	$2,975,123	$1,246,026
Discussion of the years ended December 31, 2022, 2021, and 2020
Investment Income
Investment income for the years ended December 31, 2022, 2021, and 2020 is as follows:

	Years Ended December 31,
	2022	2021	2020
Interest income	$5,492,610	$4,694,065	$4,262,609
Fee income	77,851	360,548	122,303
Total investment income	$5,570,461	$5,054,613	$4,384,912
Total interest income increased $798,545 during the year ended December 31, 2022 compared to the prior year, primarily due to an increase in our weighted-average yield and size of our interest-bearing investment portfolio. Due to the current rising interest environment, our debt investments’ weighted-average yield continually increased throughout 2022. We believe our loan portfolio will continue to produce strong interest income in the current interest rate environment.
During the years ended December 31, 2022, 2021 and 2020, total PIK income was $25,353, $62,437 and $10,275, respectively.
During the year ended December 31, 2022, fee income decreased $282,697 compared to the prior year, primarily due to a reduction in prepayment fees. During the year ended December 31, 2021, we experienced an increase in the number of portfolio companies that opportunistically refinanced their loans prior to maturity during the low interest rate environment.

Gross Expenses
Our gross expenses are limited under the Advisory Agreements and the ESAs; see “—Expense Limitations.” Investment expenses shown with respect to each governing expense limitation agreement:

	Years Ended December 31,
	2022	2021	2020
Expenses subject to limitation under the Advisory Agreements:
Amortization of deferred offering costs	$46,238	$91,888	$307,688
Contractual Issuer Expenses	360,324	313	8,151
Total expenses subject to limitation under the Advisory Agreements:	406,562	92,201	315,839
Expenses subject to limitation under the ESAs:
Interest expense	1,463,456	1,209,914	1,259,298
Management fees	619,633	562,903	542,416
Incentive fees	125,018	339,609	277,399
Administration fees	939,870	750,568	842,972
Professional fees	628,012	800,939	604,265
Other expenses	360,898	301,846	254,192
Total expenses subject to limitation under the ESAs	4,136,887	3,965,779	3,780,542
Excise tax and HPCI-MB operating expenses	18,975	231	5,067
Total operating expenses	$4,562,425	$4,058,211	$4,101,448
Expenses Limited under the Advisory Agreements
Offering expenses. The Advisors incurred offering costs of $15,500, $57,275 and $209,205 during the years ended December 31, 2022, 2021 and 2020, respectively. All offering costs are deferred and amortized over a twelve month period from the date incurred. Offering costs in these periods consist of professional fees of attorneys and other fees related to the preparation of our private placement memorandum and our dealer-manager agreement, due diligence activities, and development of marketing plans and materials for our common stock. The decline in offering costs is primarily related to the transition of our dealer manager relationship from IAA to CCO on August 3, 2020. During the year ended December 31, 2020, we incurred offerings costs of $175,030 related to IAA’s services.
Amortization of offering costs were $46,238, $91,888 and $307,688 for the years ended December 31, 2022, 2021 and 2020, respectively.
Contractual Issuer Expenses. The Advisors incurred Contractual Issuer Expenses of $360,324, $313 and $8,151 for the years ended December 31, 2022, 2021 and 2020, respectively, related to salaries and direct expenses of personnel of the Advisors and their affiliates directly involved in the Offering. For the year ended December 31, 2022, the increase in Contractual Issuer Expenses compared to the years ended December 31, 2021 and 2020, was due to the direct involvement of additional OFS Advisor’s employees and employees of their affiliates in the Offering process after the termination of the Sub-Advisory Agreement.
Expenses Limited under the ESAs
Interest expense. We incurred interest expense of $1,463,456, $1,209,914 and $1,259,298 for the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, the increase in interest expense compared to the prior year was primarily related to an increase in the daily-average outstanding debt from $17,737,603 to $23,035,384.
Management fees. Management fees were $619,633, $562,903, and $542,416 for the years ended December 31, 2022, 2021 and 2020, respectively. The increase in management fees during the year ended December 31, 2022 was due to an increase in our average total assets, primarily due to increasing our leverage under our PWB Credit Facility.
Incentive fees. Incentive fees were $125,018, $339,609 and $277,399 for the years ended December 31, 2022, 2021 and 2020, respectively. The decrease in incentive fees during the year ended December 31, 2022 was due to a decrease in net investment income. For the years ended December 31, 2022, 2021 and 2020, incentive fees were comprised of Income Incentive Fees.
Administrative fees. Administrative fees were $939,870, $750,568 and $842,972 for the years ended December 31, 2022, 2021 and 2020, respectively, primarily related to accounting and record-keeping services, preparation and filing of required periodic reports with the SEC, legal and investor relation services. During the year ended December 31, 2022, the increase in administrative fees was primarily due to an approximate $117,000 increase in legal and investor relations services.

Professional fees. We incurred professional fees of $628,012, $800,939 and $604,265 for the years ended December 31, 2022, 2021 and 2020, respectively, primarily comprised of professional fees of our attorneys, independent registered public accounting firm and a third-party valuation service provider. During the year ended December 31, 2022, the decrease in professional fees was primarily due to a decrease in SOX 404 consulting and accounting fees.
Other expenses. We incurred other expenses of $368,181, $302,077 and $259,259 for the years ended December 31, 2022, 2021 and 2020, respectively. The increase during the year ended December 31, 2022 primarily related to an increase in transfer agent costs.
Expense Limitations
Expense Limitations under Advisory Agreements. We reimbursed the Advisors $33,000, $12,675 and 27,840 for offering costs and Contractual Issuer Expenses during the years ended December 31, 2022, 2021 and 2020, respectively.
We are conditionally obligated to pay OFS Advisor up to 1.5% of the gross proceeds raised in the Offering until all reimbursable organization and offering costs and Contractual Issuer Expenses paid by the Advisors and their affiliates have been recovered. Unreimbursed and unexpired offering costs and Contractual Issuer Expenses were $650,768 as of  December 31, 2022.
The determination of expense limitations under the Advisory Agreements are presented below:

	Year ended December 31,
	2022	2021	2020
Total Expenses limited under the Advisory Agreements	$406,562	$92,201	$315,839
Offering costs and Contractual Issuer Expenses reimbursed	(33,000)	(12,675)	(27,840)
Offering costs and Contractual Issuer Expenses limitations under the Advisory Agreements	$373,562	$79,526	$287,999
Expense Limitations under the ESAs. All other gross operating expenses of the RIC (operating expenses exclusive of offering costs and Contractual Issuer Expenses, and before limitations) are subject to limitation under the ESAs. The Advisors' obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to estimated unsupported investment company taxable income and the amount of the declared distribution; the ESAs provide expense support such that distributions are not paid from Offering proceeds (i.e., not a return of capital). The determination of expense limitation under the ESAs for the years ended December 31, 2022, 2021, and 2020 are presented below:

	Years Ended December 31,
	2022	2021	2020
Total investment income	$5,570,461	$5,054,613	$4,384,912
Expenses limited under the ESAs(1):
Interest expense, base management fees, and incentive fees	2,208,107	2,112,426	2,079,113
Other operating expenses as defined in the ESAs(2)	1,940,473	1,853,584	1,706,496
Total expenses limited under the ESAs	4,148,580	3,966,010	3,785,609
Net investment income prior to limitation	1,421,881	1,088,603	599,303
Differences in recognition of ICTI and GAAP net investment income(3)	(456,787)	111,546	(5,069)
ICTI prior to expense limitation(4)	1,878,668	977,057	604,372
Declared distributions	2,022,983	2,148,164	2,220,988
Expense limitation under ESAs	$144,315	$1,171,107	$1,616,616
(1) Expense limitation under ESAs exclude organization costs, amortization of deferred offering costs, Contractual Issuer Expenses, and the related expense support under the Advisory Agreements, and other operating expenses of HPCI-MB as such expenses are permanent differences between GAAP net investment income and ICTI. See “Item 8 – Financial Statements – Note 8. Federal Income Tax.”
(2) Generally defined in the ESAs as our operating expenses determined in accordance with GAAP excluding organization and offering expenses, Contractual Issuer Expenses, interest expense, base management fees, and incentive fees. Excludes expenses incurred at HPCI-MB, which do not affect ICTI. The annualized ratio of other operating expenses to net assets for the period support in which support is provided, and the annual ratio for the year in which support is provided, constitute conditions for reimbursement to the Advisors. See “Item 8 – Financial Statements – Note 3. Related Party Transactions.”

(3)    Includes temporary and permanent differences between GAAP net investment income and estimated ICTI, such as HPCI-MB earnings-and-profits distributions to the RIC, taxable investment and debt modifications, and non-deductible excise tax.
(4) ICTI is estimated on an annual basis and cannot be finalized until we file our tax return in the following year. Such provision-to-return true-ups, if any, are reflected in the following year's ICTI for purposes of the ESA calculation.
Expense support provided by the Advisors is reimbursable for three years from the date incurred, subject to the conditions of the ESAs. We may be liable for reimbursements to OFS Advisor, and correspondingly incur higher expenses, in any period in which ICTI exceeds distributions declared. Expense limitation under both the Investment Advisory Agreement and Second Amended Expense Support Agreement can be terminated by OFS Advisor, without payment of any penalty, with or without notice, to us at any time. As of December 31, 2022, unreimbursed and unexpired operating expense support was $2,932,038.
Net realized and unrealized gain (loss) on investments
During the year ended December 31, 2022, we recognized net losses on investments of $3,246,239 primarily due to unrealized depreciation of $1,902,248 and $1,182,701 on our loan portfolio and Structured Finance Securities, respectively.
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
Comparison of the three months ended December 31, 2022 and September 30, 2022
Consolidated operating results for the three months ended December 31, 2022 and September 30, 2022 are presented below:

	Three Months Ended
	December 31, 2022	September 30, 2022
Investment income
Interest income	$1,760,058	$1,463,535
Fee income	11,195	26,101
Total investment income	1,771,253	1,489,636
Operating expenses
Interest expense	493,431	386,889
Management fees	165,212	157,159
Incentive fees	125,018	—
Administrative fees	230,580	239,464
Professional fees	149,292	178,991
Other expenses	101,739	86,975
Excise tax	—	11,693
Amortization of deferred offering costs	8,247	10,263
Contractual Issuer Expenses	61,053	268,221
Total operating expenses	1,334,572	1,339,655
Less: Expense limitations under agreements with advisers	(73,328)	(266,245)
Net operating expenses	1,261,243	1,073,410
Net investment income	510,010	416,226
Net loss on investments	(1,032,075)	(369,416)
Net increase (decrease) in net assets resulting from operations	$(522,065)	$46,810

Net investment income per common share	$0.25	$0.21
Net increase (decrease) in net assets resulting from operating per share	$(0.26)	$0.02
Distributions declared per share	$0.25	$0.25
Investment Income
During the three months ended December 31, 2022, total interest income increased $296,523 compared to the three months ended September 30, 2022, primarily due to an increase in our weighted-average performing income yield to 13.0% from 11.7% in the prior quarter. The increase in the weighted-average performing current yield was primarily due to the increase in LIBOR and SOFR base rates on our debt investments.

Gross Expenses
Our gross expenses are limited under the Advisory Agreements and the ESAs; see “—Expense Limitations.” Investment expenses for the three months ended December 31, 2022 and September 30, 2022 are presented with respect to each governing expense limitation agreement:

	Three Months Ended
	December 31, 2022	September 30, 2022
Expenses subject to limitation under the Advisory Agreements:
Amortization of deferred offering costs	$8,247	$10,263
Contractual Issuer Expenses	61,053	268,221
Total expenses subject to limitation under the Advisory Agreements	69,300	278,484
Expenses subject to limitation under the ESAs:
Interest expense	493,431	386,889
Management fees	165,212	157,159
Incentive fees	125,018	—
Administrative fees	230,580	239,464
Professional fees	149,292	178,991
Other expenses	94,731	87,000
Total expenses subject to limitation under the ESAs	1,258,264	1,049,503
Excise tax and HPCI-MB operating expenses	7,008	11,668
Total expenses	$1,334,572	$1,339,655
For the three months ended December 31, 2022, expenses subject to the limitation under the Advisory Agreements decreased compared to the prior quarter, primarily due to a reduction in Contractual Issuer Expenses incurred by OFS Advisor and its affiliates related to the Offering. For the three months ended December 31, 2022, expenses subject to limitation under the ESAs increased compared to the prior quarter, primarily due to an increase in interest expense and incentive fees.
Net realized and unrealized gain (loss) on investments
For the three months ended December 31, 2022, our portfolio experienced net losses of $1,032,075, primarily due to net unrealized depreciation of $711,944 and $290,033 on our debt investments and Structured Finance Securities, respectively.
During the quarter ended September 30, 2022, our portfolio experienced net losses of $369,416, primarily due to net unrealized depreciation of $477,762 on our debt and equity investments, partially offset by net unrealized appreciation of $101,138 on our Structured Finance Securities.
Liquidity and Capital Resources
Sources and Uses of Cash and Cash Equivalents
We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, including Expense Support Payments from OFS Advisor, (iii) the PWB Credit Facility and any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks, including the PWB Credit Facility, and issuances of senior securities. Our primary use of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying OFS Advisor and OFS Services), (iii) debt service of any borrowings, including the Unsecured Note and (iv) cash distributions to the holders of our stock. Principal sources and uses of cash and liquidity are presented below:

	Years Ended December 31,
	2022	2021	2020
Cash from net investment income(1)	$1,157,881	$2,499,652	$1,937,829
Net purchases and origination of portfolio investments(1)	(9,980,225)	1,454,462	(10,206,137)
Net cash provided by (used in) operating activities	(8,822,344)	3,954,114	(8,268,308)
Net proceeds from issuances of common stock	1,832,630	783,300	1,711,182
Repurchase of common stock	(2,643,326)	(2,812,255)	(1,713,916)
Net borrowings under revolving line of credit	9,740,000	650,000	4,775,000
Payment of debt issuance costs	(3,500)	(163,770)	(50,000)
Distributions paid to stockholders	(2,377,300)	(2,177,235)	(2,255,703)
Net cash provided by (used in) financing activities	6,548,504	(3,719,960)	2,466,563
Net increase (decrease) in cash and cash equivalents	$(2,273,840)	$234,154	$(5,801,745)
(1) Net purchases and originations/repayments and sales of portfolio investments include purchase and origination of portfolio investments, proceeds from principal payments on portfolio investments, proceeds from sale or redemption of portfolio investments, changes in receivable for investments sold, payable form investments purchased as reported in our statements of cash flows, as well as the excess of proceeds from distributions received from Structured Finance Securities over accretion of interest income on Structured Finance Securities. Cash from net investment income includes all other cash flows from operating activities reported in our statements of cash flows. Certain amounts in the prior year have been reclassified to conform with the current year presentation.
Comparison of the years ended December 31, 2022 and 2021.
During the year ended December 31, 2022, we used cash of $8,822,344 in operating activities, compared to operating activities providing $3,954,114 in cash during the year ended December 31, 2021. The decrease in cash provided by (used in) operating activities compared to prior year was primarily due to a decrease in early prepayment of portfolio investments. Net cash provided by operating activities benefited from the positive cash flow impact of expenses limitations under the Advisory Agreements and the ESAs of $517,877 and $1,250,633 for the years ended December 31, 2022 and 2021, respectively, which reduced the net amount paid to the Advisors and affiliates. Expense support and limitation under both the Investment Advisory Agreement and the Second Amended Expense Support Agreement are cancellable at any time.
Net cash from financing activities increased $10,268,464 during the year ended December 31, 2022 compared to the prior year, primarily due to additional borrowings of $9,740,000 under the PWB Credit Facility.
Comparison of the years ended December 31, 2021 and 2020.
For the year ended December 31, 2021, operating activities provided cash of $3,954,114, compared to operating activities using $8,268,308 in cash during the year ended December 31, 2020. The increase in cash provided by (used in) operating activities during the year ended December 31, 2021 compared to prior year was primarily due to an increase in the prepayment of debt investments. Net cash provided by operating activities benefited from the positive cash flow impact of expenses limitations under the Advisory Agreements and the ESAs of $1,250,633 and $1,904,615 for the years ended December 31, 2021 and 2020, respectively, which reduced the net amount paid to the Advisors and affiliates. Expense support and limitation under both the Investment Advisory Agreement and the Second Amended Expense Support Agreement are cancellable at any time.
Net cash provided by financing activities decreased $6,186,523 during the year ended December 31, 2021 primarily due to an increase in the repurchase of common stock and a decrease in net proceeds from the issuance of common stock and net borrowings under the revolving line of credit.
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
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-

default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of December 31, 2022, we were in compliance with the applicable covenants.
The key terms of the PWB Credit Facility as of December 31, 2022 were as follows:

	Maximum Availability	Floor Rate	Interest Rate	Unused Fee	Maturity Date
PWB Credit Facility	$20,000,000	4.25%	Prime + 0.75%	0.50%	August 31, 2024
Availability under the PWB Credit Facility was $4,835,000, based on the stated advance rate of 50% under the borrowing base, and the $15,165,000 outstanding as of December 31, 2022.
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
On September 7, 2022, we amended the PWB Credit Facility to, among other things: (i) increase the maximum amount available under the PWB Credit Facility from $15,000,000 to $20,000,000; (ii) increase the advance rate from 35% to 50%; (iii) increase the minimum net asset value covenant from $10,000,000 to $15,000,000; (iv) increase the covenant requiring minimum quarterly net investment income after the management/incentive fees from $200,000 to $300,000; and (v) extend the maturity date from February 28, 2023 to August 31, 2024.
Unsecured Note: On November 27, 2019, we entered into an agreement with a qualified institutional investor (“Note Purchase Agreement”) pursuant to which we issued the Unsecured Note. The purchase price of the Unsecured Note was $14,690,655 after deducting the offering price discount. Interest on the Unsecured Note is due quarterly. In addition, we are obligated to repay the Unsecured Note at par if certain change in control events occur. The Unsecured Note is a general unsecured obligation that ranks pari passu with all outstanding and future unsecured unsubordinated indebtedness we may issue.
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

As of December 31, 2022, the Unsecured Note had the following terms and balances:

	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate	Effective Interest Rate(1)	Maturity
Unsecured Note	$15,000,000	$284,690	5.50%	5.98%	November 27, 2026
(1) The effective interest rate on the Unsecured Note includes deferred debt issuance cost amortization.

The average daily-average debt balance and average interest rate for all of our debt for the years ended December 31, 2022, 2021, and 2020, were as follows:

Year ended	Average Dollar Borrowings	Weighted Average Interest Rate
December 31, 2022	$23,035,384	6.35%
December 31, 2021	17,737,603	6.82
December 31, 2020	17,679,030	7.12
Other Liquidity Matters
We expect to fund the growth of our investment portfolio through the private placement of our common shares and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act. We cannot assure stockholders that our plans to raise capital will be successful. In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments or make additional investments in our portfolio companies. The illiquidity of certain portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.
We are permitted to borrow money from time to time within the levels permitted by the 1940 Act which generally prohibits us from incurring indebtedness, unless immediately after such borrowing, we have an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, Section 61(a)(2) of the 1940 Act provides that a BDC may reduce its asset coverage ratio from 200% to 150%, provided that certain conditions are met.
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
We continue to monitor the impact on us of the Silicon Valley Bank (“SVB”) and Signature Bank (“SBNY”) failures. We do not hold any cash balances or have any lending agreements with SVB or SBNY. Our cash balances are retained in custodian accounts with U.S. Bank N.A and we do not believe they are exposed to any significant credit risk. We continue to believe that we have sufficient assets and liquidity to adequately cover future obligations under our unfunded portfolio loan commitments, based on historical rates of drawings upon unfunded portfolio commitments, using cash balances that we maintain, continued availability under the PWB Credit Facility, as well as ongoing principal repayments on debt investments. In addition, we generally hold syndicated loans in larger portfolio companies that can be sold over a relatively short period to generate cash.
Contractual Obligations
On July 15, 2016, we, with approval by our Board, entered into the Investment Advisory Agreement, the Prior Expense Support Agreement and the Administration Agreement. The Investment Advisory Agreement became effective as of August 30, 2016, the date that we satisfied the Minimum Offering Requirement and was continued most recently on April 5, 2022.
On August 3, 2020, we, with approval by our Board, entered into the Dealer Manager Agreement, Sub-Advisory Agreement and Amended Expense Support Agreement. Effective February 2, 2022, the Sub-Advisory Agreement was terminated and the Amended Expense support Agreement was amended. See “Item 8 – Financial Statements – Note 3. Related Party Transactions.”
On February 2, 2022, with approval by our Board, we entered into the Second Amended Expense Support Agreement and Second Amended Dealer Manager Agreement. See “Item 8 – Financial Statements – Note 3. Related Party Transactions.”
At December 31, 2022, we had $973,147 of cash, as well as unfunded commitments under our PWB Credit Facility of $4,835,000, to meet our short-term contractual obligations such as unfunded commitments to portfolio companies of $3,097,992. Long-term contractual obligations, such as our PWB Credit Facility that matures in 2024 and has $15,165,000 outstanding at December 31, 2022, can be repaid by selling portfolio investments.
Off-Balance Sheet Arrangements

The Advisors and their affiliates have incurred organizational and offering costs, and Contractual Issuer Expenses related to us, of which $650,768 and $580,379 were unreimbursed as of December 31, 2022 and 2021, respectively. We remain conditionally liable for organization and offering costs incurred by the Advisors and their affiliates on our behalf. See “Item 8 – Financial Statements – Note 3. Related Party Transactions.”
The Advisors have provided unreimbursed operating expense support of $2,932,038 and $3,916,398 as of December 31, 2022 and 2021, respectively. We remain conditionally liable for operating expense support provided by the Advisors. See “Item 8 – Financial Statements – Note 3. Related Party Transactions.”
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and will meet these unfunded commitments by using our cash on hand and utilizing our available borrowings under the PWB Credit Facility.
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
Our Board maintains a variable dividend policy with the objective of distributing an amount not less than 90-100% of our annual taxable income for a particular year. In addition, during the year, we may pay a special dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year. We may choose to retain a portion of our taxable income in any year and pay the 4% U.S. federal excise tax on the retained amounts. For the years ended December 31, 2022, 2021 and 2020, we accrued U.S. federal excise taxes of $11,693, $0, and $0, respectively.
Each year, a statement on Form 1099-DIV identifying the source of the distribution is distributed to the Company’s stockholders. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities–Distributions.” Our distributions for the years ended December 31, 2022, 2021 and 2020 were comprised entirely of ordinary income.

The following table reflects the cash distributions per share that we declared on our common stock during the years ended December 31, 2022, 2021, and 2020. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Monthly Amount Per Share	Cash Distribution
Year ended December 31, 2022
January 26, 2022	January 27, 2022	April 15, 2022	$0.0846	$170,923
February 23, 2022	February 24, 2022	April 15, 2022	0.0846	170,923
March 28, 2022	March 29, 2022	April 15, 2022	0.0846	166,421
April 26, 2022	April 27, 2022	July 15, 2022	0.0846	166,956
May 25, 2022	May 26, 2022	July 15, 2022	0.0846	169,174
June 27, 2022	June 28, 2022	July 15, 2022	0.0846	167,069
July 26, 2022	July 27, 2022	August 5, 2022	0.0846	167,919
August 27, 2022	August 29, 2022	September 6, 2022	0.0846	171,232
September 27, 2022	September 28, 2022	October 5, 2022	0.0846	167,642
October 26, 2022	October 27, 2022	November 7, 2022	0.0846	168,960
November 26, 2022	November 28, 2022	December 5, 2022	0.0846	169,955
December 27, 2022	December 28, 2022	January 5, 2023	0.0846	165,809
				$2,022,983
Year ended December 31, 2021
January 26, 2021	January 27, 2021	April 15, 2021	$0.0846	$184,337
February 23, 2021	February 24, 2021	April 15, 2021	0.0846	184,337
March 27, 2021	March 29, 2021	April 15, 2021	0.0846	186,173
April 27, 2021	April 28, 2021	July 15, 2021	0.0846	181,488
May 25, 2021	May 26, 2021	July 15, 2021	0.0846	182,987
June 26, 2021	June 28, 2021	July 15, 2021	0.0846	178,333
July 27, 2021	July 28, 2021	October 15, 2021	0.0846	178,333
August 27, 2021	August 27, 2021	October 15, 2021	0.0846	178,333
September 27, 2021	September 28, 2021	October 15, 2021	0.0846	173,717
October 26, 2021	October 27, 2021	January 15, 2022	0.0846	173,717
November 26, 2021	November 26, 2021	January 15, 2022	0.0846	175,486
December 27, 2021	December 28, 2021	January 15, 2022	0.0846	170,923
				$2,148,164
Year ended December 31, 2020
January 29, 2020	January 29, 2020, February 26, 2020 and March 27, 2020	April 15, 2020	$0.0875	$589,261
April 28, 2020	April 28, 2020	July 15, 2020	0.0825	182,996
May 27, 2020	May 27, 2020	July 15, 2020	0.0792	177,251
June 25, 2020	June 26, 2020	July 15, 2020	0.0822	179,554
July 28, 2020	July 29, 2020	October 15, 2020	0.0810	177,250
August 26, 2020	August 27, 2020	October 15, 2020	0.0825	182,672
September 25, 2020	September 28, 2020	October 15, 2020	0.0846	182,807
October 27, 2020	October 28, 2020	January 15, 2021	0.0846	183,130
November 25, 2020	November 26, 2020	January 15, 2021	0.0846	184,065
December 28, 2020	December 29, 2020	January 15, 2021	0.0846	182,002
				$2,220,988

The above distributions were funded, in part, through the reimbursement of certain operating expenses under the ESAs. The Second Amended Expense Support Agreement is designed to ensure no portion of our distribution to stockholders will be paid from Offering proceeds, and will provide for expense reduction payments to us in any quarterly period in which our aggregate distributions to stockholders exceeds our cumulative ICTI and net realized gains. The Second Amended Expense Support Agreement may be terminated by OFS Advisor, without payment of any penalty, with or without notice to us. However, the Second Amended Expense Support Agreement is subordinated to the PWB Credit Facility, and prior to cancelling the Second Amended Expense Support Agreement, OFS Advisor must provide Pacific Western Bank with 30 days advance written notice of termination of the Second Amended Expense Support Agreement.
Repurchase of common stock
Since November 2018, the Board has approved quarterly tender offers to purchase shares of our outstanding common stock. Since November 2019, we have conducted quarterly tender offers to purchase, in each case, 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period. The offer to repurchase shares allow our stockholders to sell their shares back to us at a price equal to the most recently determined NAV per share of our common stock immediately prior to the date of repurchase.
The following table summarizes the common stock repurchases by us for the years ended December 31, 2022, 2021 and 2020:

	Number of Shares	Amount
January 1, 2020 through April 3, 2020(1)	32,622	$364,384
April 4, 2020 through June 30, 2020	53,665	654,713
July 1, 2020 through September 30, 2020	55,320	694,819
October 1, 2020 through December 31, 2020	55,674	700,935
Total	197,281	$2,414,851

January 1, 2021 through April 5, 2021(2)	55,377	$708,272
April 6, 2021 through June 30, 2021	55,016	700,354
July 1, 2021 through September 30, 2021	54,557	702,694
October 1, 2021 through December 31, 2021	53,941	696,391
Total	218,891	$2,807,711

January 1, 2022 through March 31, 2022	53,204	$687,396
April 1, 2022 through June 30, 2022	52,161	646,796
July 1, 2022 through September 30, 2022	51,190	612,744
October 1, 2022 through December 31, 2022	50,611	574,941
Total	207,166	$2,521,877
(1) Our February 21, 2020 tender offer that was originally scheduled to expire on March 27, 2020, was amended to extend the offer period to April 3, 2020.
(2)    Our February 19, 2021 tender offer that was originally scheduled to expire on March 26, 2021, was amended to extend the offer period to April 5, 2021.
All repurchased shares were retired upon acquisition.
Recent Developments
On January 27, 2023, our Board declared a distribution of $0.0846 per common share, payable on February 6, 2023, to stockholders of record on January 27, 2023.
On February 23, 2023, we commenced a tender offer pursuant to which we are offering to purchase up to 50,225 shares of our issued and outstanding common stock at a price equal to its net asset value per share on March 30, 2023.
On February 24, 2023, our Board declared a distribution of $0.0846 per common share, payable on March 6, 2023 to stockholders of record on February 24, 2023.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, rising interest rates and the risk of recession has introduced significant volatility in the financial markets, and the effects of this volatility has impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I - 1A. Risk Factors”.
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of each portfolio investment without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the year ended December 31, 2022 for more information relating to our investment valuation.
Interest Rate Risk
Changes in interest rates, including any further interest rate increases approved by the U.S. Federal Reserve, and rising inflation rates may affect both our cost of funding and the valuation of our investment portfolio. As of December 31, 2022, 99% of our debt investments, at fair value, bore interest at floating interest rates. Historically, the interest rates on our debt investments bearing floating interest rates have been based on a floating LIBOR, but will continue to transition away from LIBOR to SOFR, and typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis.
Our outstanding Unsecured Note bears interest at a fixed rate. Our PWB Credit Facility has a floating interest rate provision based on the Prime Rate, which resulted in a stated interest rate of 8.25% as of December 31, 2022.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates as of December 31, 2022. As of December 31, 2022, 1-month and 3-month LIBOR were 4.39% and 4.77%, respectively, and certain loan contracts in our investment portfolio have not reset to the current market rate. Assuming that our balance sheet as of December 31, 2022, were to remain constant, and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical base rate changes in interest rates.

Basis point increase	Interest income	Interest expense	Net increase
25	$166,248	$(38,439)	$127,808
50	284,215	(76,878)	207,337
75	402,183	(115,317)	286,866
100	520,151	(153,756)	366,394
125	638,118	(192,195)	445,923

Basis point decrease	Interest income	Interest expense (1)	Net decrease
25	$(69,688)	$38,439	$(31,249)
50	(187,656)	76,878	(110,777)
75	(305,623)	115,317	(190,306)
100	(423,591)	153,756	(269,835)
125	(541,559)	192,195	(349,363)
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
We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment portfolio and investment income may be affected by changes in various interest rates, including the transition away from LIBOR to any one the various alternative reference rates.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Hancock Park Corporate Income, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Hancock Park Corporate Income, Inc. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three‑year period ended December 31, 2022 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in net assets, and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments owned as of December 31, 2022, by correspondence with custodians, agents, or portfolio companies, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Chicago, Illinois
March 17, 2023

Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities

	December 31,
	2022	2021
Assets:
Non-control/non-affiliate investments, at fair value (amortized cost of $55,304,651 and $43,400,387 respectively)	$52,270,532	$43,608,569
Cash	973,147	3,246,987
Interest receivable	184,346	201,153
Receivable for investments sold	—	1,612,224
Subscriptions receivable	206,080	—
Prepaid expenses and other assets	9,973	23,133
Total assets	$53,644,078	$48,692,066

Liabilities:
Revolving line of credit	$15,165,000	$5,425,000
Unsecured note (net of deferred debt issuance costs of $284,690 and $357,377, respectively)	14,715,310	14,642,623
Due to adviser and affiliates (see Note 3)	716,749	642,836
Accrued professional fees	163,875	234,538
Payable for repurchase of common stock	574,941	696,390
Distributions payable	165,808	520,126
Interest payable	82,181	79,003
Other liabilities	42,267	207,127
Total liabilities	31,626,131	22,447,643

Commitments and contingencies (Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized, 1,959,903 and 2,020,361 shares issued and outstanding as of December 31, 2022 and 2021, respectively; 17,792 and -0- shares subscribed as of December 31, 2022 and 2021, respectively	$1,977	$2,020
Paid-in capital in excess of par	25,885,923	26,754,914
Total distributable earnings (accumulated losses)	(3,869,953)	(512,511)
Total net assets	$22,017,947	$26,244,423

Total liabilities and net assets	$53,644,078	$48,692,066

Number of shares outstanding and subscribed	1,977,694	2,020,361
Net asset value per share	$11.13	$12.99

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2022	2021	2020
Investment income
Interest income	$5,492,610	$4,694,065	$4,262,609
Fee income	77,851	360,548	122,303
Total investment income	5,570,461	5,054,613	4,384,912

Operating expenses
Interest expense	1,463,456	1,209,914	1,259,298
Management fees	619,633	562,903	542,416
Incentive fees	125,018	339,609	277,399
Administrative fees	939,870	750,568	842,972
Professional fees	628,012	800,939	604,265
Other expenses	368,181	302,077	259,259
Excise tax	11,693	—	—
Amortization of deferred offering costs	46,238	91,888	307,688
Contractual Issuer Expenses (see Notes 2 and 3)	360,324	313	8,151
Total operating expenses	4,562,425	4,058,211	4,101,448
Less: Expense limitations under agreements with advisers (see Notes 2 and 3)	(517,877)	(1,250,633)	(1,904,615)
Net operating expenses	4,044,548	2,807,578	2,196,833

Net investment income	1,525,913	2,247,035	2,188,079

Net realized and unrealized gain (loss) on investments
Net realized loss on investments	(21,568)	(298,166)	(590,347)
Income tax expense on net realized investment gains	(5,497)	(179,000)	—
Net unrealized appreciation (depreciation) on investments	(3,242,301)	1,120,075	(266,688)
Deferred tax benefit (expense) on investments net unrealized appreciation/depreciation	23,127	85,179	(85,018)
Net gain (loss) on investments	(3,246,239)	728,088	(942,053)

Net increase (decrease) in net assets resulting from operations	$(1,720,326)	$2,975,123	$1,246,026

Net investment income per common share - basic and diluted	$0.76	$1.06	$0.99
Net increase (decrease) in net assets resulting from operations per common share - basic and diluted	$(0.86)	$1.40	$0.56
Distributions declared per common share	$1.02	$1.02	$1.01
Basic and diluted weighted average common shares outstanding	2,008,980	2,128,179	2,214,984

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at December 31, 2019	2,239,774	$2,240	$29,786,761	$(668,495)	$29,120,506
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	2,188,079	2,188,079
Net realized loss on investments, net of taxes	—	—	—	(590,347)	(590,347)
Unrealized depreciation on investments, net of deferred taxes	—	—	—	(351,706)	(351,706)
Tax reclassifications of permanent differences	—	—	(40,599)	40,599	—
Common stock issued	136,427	136	1,711,046	—	1,711,182
Repurchases of common stock	(197,281)	(197)	(2,414,654)	—	(2,414,851)
Distributions to stockholders	—	—	—	(2,220,988)	(2,220,988)
Net decrease for the year ended December 31, 2020	(60,854)	(61)	(744,207)	(934,363)	(1,678,631)
Balances at December 31, 2020	2,178,920	$2,179	$29,042,554	$(1,602,858)	$27,441,875

Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	2,247,035	2,247,035
Net realized loss on investments, net of taxes	—	—	—	(477,166)	(477,166)
Unrealized appreciation on investments, net of deferred taxes	—	—	—	1,205,254	1,205,254
Tax reclassifications of permanent differences	—	—	(263,388)	263,388	—
Common stock issued	60,332	60	783,240	—	783,300
Repurchases of common stock	(218,891)	(219)	(2,807,492)	—	(2,807,711)
Distributions to stockholders	—	—	—	(2,148,164)	(2,148,164)
Net increase (decrease) for the year ended December 31, 2021	(158,559)	(159)	(2,287,640)	1,090,347	(1,197,452)
Balances at December 31, 2021	2,020,361	$2,020	$26,754,914	$(512,511)	$26,244,423

Net decrease in net assets resulting from operations:
Net investment income	—	—	—	1,525,913	1,525,913
Net realized loss on investments, net of taxes	—	—	—	(27,065)	(27,065)
Unrealized depreciation on investments, net of deferred taxes	—	—	—	(3,219,174)	(3,219,174)
Tax reclassifications of permanent differences	—	—	(385,867)	385,867	—
Common stock issued	164,499	164	2,038,546	—	2,038,710
Repurchases of common stock	(207,166)	(207)	(2,521,670)	—	(2,521,877)
Distributions to stockholders	—	—	—	(2,022,983)	(2,022,983)
Net decrease for the year ended December 31, 2022	(42,667)	(43)	(868,991)	(3,357,442)	(4,226,476)
Balances at December 31, 2022	1,977,694	$1,977	$25,885,923	$(3,869,953)	$22,017,947
See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(1,720,326)	$2,975,123	$1,246,026
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments, net of deferred taxes	3,219,174	(1,205,254)	351,706
Net realized loss on investments	21,568	298,166	590,347
Income tax expense from realized gains on investments	5,497	179,000	—
Amortization of Net Loan Fees	(341,254)	(541,777)	(144,672)
Amendment fees collected	16,759	34,629	8,293
Amortization of debt issuance costs	73,244	97,737	102,200
Payment-in-kind interest	(25,030)	(76,763)	(10,264)
Accretion of interest income on Structured Finance Securities	(1,192,059)	(513,343)	(51,140)
Purchase of portfolio investments	(21,034,571)	(29,903,711)	(18,804,106)
Proceeds from principal payments on portfolio investments	9,417,057	30,756,811	10,447,939
Proceeds from the sale or redemption of portfolio investments	100,849	2,297,140	2,517,794
Distributions received from Structured Finance Securities	1,116,275	429,789	—
Changes in other operating assets and liabilities:
Interest receivable	16,807	(36,931)	(48,182)
Interest payable	3,178	14,612	(1,058)
Receivable for investments sold	1,612,224	(1,612,224)	—
Due from sub-adviser	—	659,003	(659,003)
Due to advisor and affiliates	73,913	53,518	482,294
Accrued professional fees	(70,663)	72,696	32,707
Payable for investments purchased	—	—	(4,316,624)
Other assets and liabilities	(114,986)	(24,107)	(12,565)
Net cash provided by (used in) operating activities	(8,822,344)	3,954,114	(8,268,308)
Cash flows from financing activities
Net proceeds from the issuance of common stock	1,832,630	783,300	1,711,182
Distributions paid to stockholders	(2,377,300)	(2,177,235)	(2,255,703)
Repurchases of common stock	(2,643,326)	(2,812,255)	(1,713,916)
Borrowings under revolving line of credit	15,000,000	11,075,000	12,275,000
Repayments under revolving line of credit	(5,260,000)	(10,425,000)	(7,500,000)
Payments of debt issuance costs	(3,500)	(163,770)	(50,000)
Net cash provided by (used in) financing activities	6,548,504	(3,719,960)	2,466,563
Net increase (decrease) in cash	(2,273,840)	234,154	(5,801,745)
Cash — beginning of year	3,246,987	3,012,833	8,814,578
Cash — end of year	$973,147	$3,246,987	$3,012,833
Supplemental disclosure of cash flow information:
Organization and offering costs and Contractual Issuer Expenses paid by investment adviser and its affiliates (see Notes 2 and 3)	$375,824	$57,587	$217,356
Amortization of deferred offering costs limited by investment advisers (see Notes 2 and 3)	46,238	91,888	307,688
Cash paid during the year for interest	1,387,034	1,126,790	1,156,040
Subscription receivable	206,080	—	—
See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2022

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Non-control/Non-affiliate Investments
AIDC Intermediateco 2, LLC	Computer Systems Design Services
Senior Secured Loan		10.44%	(SOFR + 6.25%)	7/8/2022	7/22/2027	$500,000	$489,756	$485,701	2.2%

Allen Media, LLC (9)	Cable and Other Subscription Programming
Senior Secured Loan		10.23%	(SOFR + 5.5%)	9/15/2022	2/10/2027	1,243,605	1,113,070	1,024,034	4.7

All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		12.00%	(L +7.25%)	12/19/2019	8/20/2025	5,229,715	5,176,429	5,182,696	23.5

Astro One Acquisition Corporation	Other Miscellaneous Nondurable Goods Merchant Wholesalers
Senior Secured Loan		13.23%	(L + 8.5%)	1/31/2022	9/14/2029	1,000,000	893,372	748,798	3.4

Asurion, LLC (9)	Communication Equipment Repair and Maintenance
Senior Secured Loan		9.63%	(L + 5.25%)	6/28/2022	1/31/2028	2,000,000	1,670,959	1,571,660	7.1

Atlantis Holdings, LLC (9)	Electronics and Appliance Stores
Senior Secured Loan		11.83%	(SOFR + 7.25%)	3/29/2022	3/31/2029	1,663,158	1,607,427	1,620,332	7.4

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		13.23%	(L +8.50%)	6/10/2021	6/11/2028	1,325,758	1,310,236	1,298,663	5.9
Senior Secured Loan (Delayed Draw) (12)		13.23%	(L +8.50%)	6/10/2021	6/11/2028	357,657	348,642	342,066	1.6
						1,683,415	1,658,878	1,640,729	7.5
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Senior Secured Loan		11.98%	(L + 7.25%)	2/2/2022	6/8/2029	833,333	820,643	770,191	3.5

Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
Senior Secured Loan (Delayed Draw)		11.33%	(SOFR + 6.5%)	2/25/2022	2/25/2027	954,839	946,911	920,128	4.2
Senior Secured Loan (Revolver) (12)		n/m (5)	(SOFR + 6.5%)	2/25/2022	2/25/2027	—	(1,071)	(4,691)	—
Common Equity (129 Class A units) (7)				2/25/2022			129,032	109,758	0.5
						954,839	1,074,872	1,025,195	4.7

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2022

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 Common shares) (7)				3/27/2020			$46,403	$2,099	—%

Convergint Technologies	Security Systems Services (except Locksmiths)
Senior Secured Loan		11.07%	(SOFR +6.75%)	9/28/2018	3/30/2029	$2,068,608	2,024,310	2,008,741	9.1

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)				3/8/2018			115,154	159,000	0.7

Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (17)		13.00% PIK	N/A	7/13/2017	10/3/2025	260,270	242,365	58,092	0.3
Subordinated Loan (17)		13.00% PIK	N/A	7/13/2017	10/3/2025	260,270	242,365	—	—
Common Equity (19 units) (12)				10/3/2022			50,000	—	—
						520,540	534,730	58,092	0.3
Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Senior Secured Loan		12.88%	(L +8.50%)	4/8/2021	6/26/2026	1,322,722	1,208,792	1,247,042	5.7

Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		14.23% cash / 1.25% PIK	(L +9.50%)	10/25/2018	9/30/2025	1,006,368	990,587	938,125	4.3

Honor HN Buyer Inc	Services for the Elderly and Persons with Disabilities
Senior Secured Loan		10.48%	(SOFR + 5.75%)	10/15/2021	10/15/2027	852,027	838,448	838,121	3.8
Senior Secured Loan (Delayed Draw) (12)		10.48%	(SOFR + 5.75%)	10/15/2021	10/15/2027	248,319	236,344	231,881	1.1
Senior Secured Loan (Revolver) (12)		n/m (5)	(SOFR + 5.75%)	10/15/2021	10/15/2027	—	(1,580)	(1,616)	—
						1,100,346	1,073,212	1,068,386	4.9
Idera	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		10.50%	(L + 6.75%)	1/27/2022	3/2/2029	1,000,000	1,000,000	933,090	4.2

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2022

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Inergex Holdings	Other Computer Related Services
Senior Secured Loan (2)		12.15% cash / 2.0% PIK	(L +7.00%)	10/1/2018	10/1/2024	$991,189	$977,912	$991,189	4.5%
Senior Secured Loan (Revolver) (12)		n/m (5)		10/1/2018	10/1/2024	—	(4,894)	—	—
						991,189	973,018	991,189	4.5
KNS Acquisition Corp.	Electronic Shopping and Mail-Order Houses
Senior Secured Loan		10.42%	(L +6.25%)	7/26/2021	4/21/2027	968,750	966,834	930,764	4.1

LogMeIn (9)	Data Processing, Hosting, and Related Services
Senior Secured Loan		9.14%	(L + 4.75%)	9/28/2022	8/31/2027	1,392,893	979,396	902,595	4.0

Metasource	All Other Business Support Services
Senior Secured Loan		10.69%	(SOFR + 6.25%)	5/17/2022	5/17/2027	694,750	688,674	647,898	2.9
Senior Secured Loan (12)		n/m (5)	(SOFR + 6.25%)	5/17/2022	5/17/2027	—	(2,060)	(20,231)	(0.1)
						694,750	686,614	627,667	2.8
Milrose Consultants, LLC	Administrative Management and General Management Consulting Services
Senior Secured Loan		11.33%	(SOFR +6.50%)	7/16/2019	7/16/2025	3,849,947	3,849,946	3,782,968	17.2
Senior Secured Loan (Revolver) (12)		11.33%	(SOFR +6.50%)	12/14/2021	7/16/2025	82,696	81,721	77,901	0.4
						3,932,643	3,931,667	3,860,869	17.6
One GI LLC (12)	Offices of Other Holding Companies
Senior Secured Loan		11.13%	(L +6.75%)	12/13/2021	12/22/2025	866,250	853,318	812,176	3.7
Senior Secured Loan (Delayed Draw) (12)		11.14%	(L +6.75%)	12/13/2021	12/22/2025	455,278	446,052	426,667	1.9
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +6.75%)	12/13/2021	12/22/2025	—	(2,463)	(10,404)	—
						1,321,528	1,296,907	1,228,439	5.6
RC Buyer, Inc.	Other Automotive Mechanical and Electrical Repair and Maintenance
Senior Secure Loan		11.23%	(L + 6.5%)	6/24/2022	7/30/2029	1,125,000	1,083,088	1,064,250	4.8

RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 Class A units) (7) (13)				1/17/2018			88,917	73,264	0.3

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2022

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
RSA Security	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		12.11%	(L +7.75%)	4/16/2021	4/27/2029	$1,000,000	$989,670	$752,712	3.4%

RumbleOn, Inc. (11)	Other Industrial Machinery Manufacturing
Senior Secured Loan		12.98%	(L +8.25%)	8/31/2021	8/31/2026	996,314	954,147	904,355	4.1
Senior Secured Loan (Delayed Draw) (12)		12.98%	(L +8.25%)	8/31/2021	8/31/2026	301,435	297,288	261,325	1.2
Warrants (warrants to purchase up to $150,000 in common stock) (7)				8/31/2021	7/25/2023 (16)		50,082	277	—
						1,297,749	1,301,517	1,165,957	5.3
Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,)	Child Day Care Services
Senior Secured Loan		12.98%	(L +8.25%)	7/26/2018	7/30/2026	1,241,800	1,221,651	1,199,701	5.4

SS Acquisition, LLC (6)	Sports and Recreation Instruction
Senior Secured Loan		11.10%	(SOFR +6.85%)	12/30/2021	12/30/2026	625,000	620,006	613,871	2.8
Senior Secured Loan (Delayed Draw) (12)		11.84%	(SOFR +7.59%)	12/30/2021	12/30/2026	250,000	247,618	243,323	1.1
						875,000	867,624	857,194	3.9
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		12.38%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,593,203	1,593,220	7.2

The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		11.38%		12/21/2021	12/22/2024	1,166,666	1,166,666	1,178,333	5.4
Senior Secured Loan (Revolver) (12)		n/m (5)		12/21/2021	12/22/2024	—	(2,191)	—	—
						1,166,666	1,164,475	1,178,333	5.4
Thryv (9)	Directory and Mailing List Publishers
Senior Secured Loan		12.88%	(L +8.50%)	2/18/2021	3/1/2026	1,838,618	1,807,811	1,816,407	8.2

Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
Senior Secured Loan		9.32%	(L +5.75%)	10/14/2021	10/14/2026	1,328,932	1,323,878	1,328,932	6.0
Senior Secured Loan (Revolver) (12)		12.25%	(Prime + 4.75%)	10/14/2021	10/14/2026	37,500	36,665	37,500	0.2
						1,366,432	1,360,543	1,366,432	6.2

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2022

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Tony's Fresh Market	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured loan		11.44%	(SOFR + 6.75%)	7/20/2022	8/1/2029	$1,995,000	$1,882,330	$1,844,130	8.4%

TruGreen Limited Partnership	Landscaping Services
Senior Secured Loan		12.91%	(L +8.50%)	5/13/2021	11/2/2028	1,500,000	1,536,875	1,408,707	6.4

Total Debt and Equity Investments						$46,427,888	$45,230,736	$43,345,742	196.7%

Structured Finance Securities (11)
Apex Credit CLO 2020
Subordinated Notes (14) (15)		19.26%		11/16/2020	10/20/2031	$3,650,000	$3,266,125	$2,633,996	12.0%

Apex Credit CLO 2021 Ltd
Subordinated Notes (14) (15)		18.54%		5/28/2021	7/18/2034	1,480,000	1,234,427	1,053,101	4.8

Apex Credit CLO 2022-1A
Subordinated Notes (14) (15)		16.48%		4/28/2022	4/22/2033	1,892,824	1,480,489	1,519,519	6.9

CLO other (10)		16.95%					19,692	26,172	0.1

Elevation CLO 2021-14 Ltd
Subordinated Notes (14) (15)		16.05%		9/21/2021	10/20/2034	1,750,000	1,444,114	1,272,272	5.8

Elevation CLO 2021-15, Ltd.
Subordinated Notes (14) (15)		16.95%		12/6/2021	1/5/2035	1,250,000	906,083	808,448	3.7

Monroe Capital MML CLO X, LTD.
Mezzanine Debt - Class E-R		13.03%	(SOFR +8.75%)	4/22/2022	5/20/2034	1,000,000	945,055	873,648	4.0

Regatta II Funding
Mezzanine bond - Class DR2		11.03%	(L +6.95%)	6/5/2020	1/15/2029	800,000	777,931	737,633	3.4

Total Structured Finance Securities						$11,822,824	$10,073,915	$8,924,790	40.7%

Total Investments						$58,250,712	$55,304,651	$52,270,532	237.4%

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2022
(1)    The Company's investments are generally classified as “restricted securities” as such term is defined under Rule 6-03(f) of Regulation S-X or Rule 144 of the Securities Act. Equity ownership may be held in shares or units of companies affiliated with the portfolio company.
(2)    The interest rate on this investment contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for this investment. The following table provides additional details on this PIK investment, including the maximum annual PIK interest rate allowed as of December 31, 2022:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Inergex Holdings, LLC	Senior Secured Loan	0% to 2.00%	12.15% to 14.15%	2.00%
(3)    A majority of the debt investments bear interest at rates determined by reference to LIBOR (L) or SOFR, and reset monthly, quarterly, or semi-annually. For each variable-rate investment, the Company has provided the spread over the reference rate and current interest rate in effect at December 31, 2022.
(4)    Unless otherwise noted with footnote 9, fair value was determined using significant unobservable inputs for all of the Company’s investments and are considered Level 3 under GAAP. See Note 5 for further details.
(5)    Not meaningful as there is no outstanding balance on the revolver or delayed draw loan. The Company generally earns unfunded commitment fees on undrawn revolving lines of credit and delayed draw term loan balances, which are reported in fee income.
(6)    The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co-lenders pursuant to a payment waterfall. The table below provides additional details as of December 31, 2022:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
SS Acquisition, LLC	11.10%	10.49%	0.61%
SS Acquisition, LLC (Delayed Draw)	11.84%	10.49%	1.35%
(7)    Non-income producing.
(8)    Investments pledged as collateral under the PWB Credit Facility.
(9)    Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.
(10)    Fair value represents discounted cash flows associated with fees earned from CLO equity related investments.
(11)    Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of December 31, 2022, approximately 81% of the Company's assets were qualifying assets.
(12)    Subject to unfunded commitments. The Company considers undrawn amounts in the determination of fair value on revolving lines of credit and delayed draw term loans. See Note 6.
(13)    Investment held by HPCI-MB, a wholly owned subsidiary subject to corporate income tax.
(14) The rate disclosed on subordinated note investments is the estimated effective yield, generally established at purchase and re-evaluated upon receipt of distributions, and based upon projected amounts and timing of future distributions and the projected amount and timing of terminal principal payments at the time of estimation. The estimated yield and investment cost may ultimately not be realized.
(15) Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated note investments. CLO subordinated note positions are entitled to recurring distributions, which are generally equal to the residual cash flow of payments received on underlying securities less contractual payments to debt holders and fund expenses.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2022
(16)    Represents expiration date of the warrants.
(17) Investment was on non-accrual status as of December 31, 2022, meaning the Company has suspended recognition of all or a portion of income on the investment. See Note 4 for further details.

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2021

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		8.25%	(L +7.25%)	12/19/2019	8/20/2025	$5,283,346	$5,208,742	$5,219,347	19.8%

Ball Metalpack	Metal Can Manufacturing
Senior Secured Loan		9.75%	(L +8.75%)	6/8/2021	7/31/2026	1,083,333	1,071,677	1,083,333	4.1

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		9.50%	(L +8.50%)	6/10/2021	6/11/2028	1,325,758	1,307,386	1,352,273	5.2
Senior Secured Loan (Delayed Draw) (12)		n/m (5)	(L +8.50%)	6/10/2021	6/11/2028	—	(10,670)	15,258	0.1
						1,325,758	1,296,716	1,367,531	5.3
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 Common shares) (7)				3/27/2020			46,403	1,944	—

Convergint Technologies	Security Systems Services (except Locksmiths)
Senior Secured Loan		7.50%	(L +6.75%)	9/28/2018	3/30/2029	1,499,955	1,490,779	1,514,955	5.8

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)				3/8/2018			115,154	131,047	0.5

Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (2)		12.00% cash / 1.00% PIK	N/A	7/13/2017	1/13/2023	484,565	483,191	476,279	1.8
Common Equity (3,750 Class A units) (7)				7/13/2017			37,500	15,388	0.1
						484,565	520,691	491,667	1.9
Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Senior Secured Loan		8.60%	(L +8.50%)	4/8/2021	6/26/2026	1,000,000	884,448	984,583	3.8

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2021

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		11.50%	(L +9.50%)	10/25/2018	9/30/2025	$1,000,000	$984,075	$1,000,000	3.8%

Honor HN Buyer Inc	Services for the Elderly and Persons with Disabilities
Senior Secured Loan		7.00%	(L +6.00%)	10/15/2021	10/15/2027	860,634	844,037	844,037	3.2
Senior Secured Loan (Delayed Draw) (12)		n/m (5)	(L +6.00%)	10/15/2021	10/15/2027	—	(5,210)	(5,210)	—
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +6.00%)	10/15/2021	10/15/2027	—	(1,910)	(1,910)	—
						860,634	836,917	836,917	3.2
Inergex Holdings	Other Computer Related Services
Senior Secured Loan		8.00% cash / 1.00% PIK	(L +8.00%)	10/1/2018	10/1/2024	1,017,348	1,002,203	1,017,348	3.9
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +7.00%)	10/1/2018	10/1/2024	—	(859)	—	—
						1,017,348	1,001,344	1,017,348	3.9
KNS Acquisition Corp.	Electronic Shopping and Mail-Order Houses
Senior Secured Loan		7.00%	(L +6.25%)	7/26/2021	4/21/2027	993,750	991,328	981,443	3.7

Milrose Consultants, LLC	Administrative Management and General Management Consulting Services
Senior Secured Loan (6)		7.50%	(L +6.50%)	7/16/2019	7/16/2025	3,889,306	3,889,108	3,830,306	14.6
Senior Secured Loan (Revolver) (12)		7.50%	(L +6.50%)	12/14/2021	7/16/2025	110,262	108,902	106,080	0.4
						3,999,568	3,998,010	3,936,386	15.0
One GI LLC (12)	Offices of Other Holding Companies
Senior Secured Loan (Delayed Draw)		7.75%	(L +6.75%)	12/13/2021	3/13/2022	636,364	623,437	623,437	2.4
Senior Secured Loan (Delayed Draw)		n/m (5)	(L +6.75%)	12/13/2021	12/13/2023	—	(4,464)	(4,464)	—
Senior Secured Loan (Revolver)		n/m (5)	(L +6.75%)	12/13/2021	12/22/2025	—	(3,290)	(3,290)	—
						636,364	615,683	615,683	2.4
Professional Pipe Holdings, LLC	Plumbing, Heating, and Air-Conditioning Contractors
Senior Secured Loan		9.75% cash / 1.00% PIK	(L +9.75%)	3/23/2018	3/24/2025	325,286	323,853	325,936	1.2

RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 Class A units) (7) (13)				1/17/2018			88,917	143,361	0.5

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2021

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
RSA Security	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		8.50%	(L +7.75%)	4/16/2021	4/27/2029	$1,000,000	$988,036	$948,971	3.6%

RumbleOn, Inc. (11)	Other Industrial Machinery Manufacturing
Senior Secured Loan		9.25%	(L +8.25%)	8/31/2021	8/31/2026	1,047,375	990,955	1,001,436	3.8
Senior Secured Loan (Delayed Draw) (12)		n/m (5)	(L +8.25%)	8/31/2021	2/23/2023	—	(4,435)	(19,737)	(0.1)
Warrants (warrants to purchase up to $150,000 in common stock) (7)				8/31/2021	2/28/2023 (18)	—	50,082	68,480	0.3
						1,047,375	1,036,602	1,050,179	4.0
SourceHOV Tax, Inc.	Other Accounting Services
Senior Secured Loan		7.50%	(L +6.50%)	3/16/2020	3/16/2025	3,533,902	3,505,318	3,558,423	13.6
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +6.50%)	5/17/2021	3/17/2025	—	(2,680)	—	—
						3,533,902	3,502,638	3,558,423	13.6
Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,)	Child Day Care Services
Senior Secured Loan		8.47%	(L +8.25%)	7/26/2018	7/30/2026	1,241,800	1,215,994	1,148,024	4.4

SS Acquisition, LLC	Sports and Recreation Instruction
Senior Secured Loan (6)		7.88%	(L +6.88%)	12/30/2021	12/30/2026	625,000	618,757	618,757	2.4
Senior Secured Loan (Delayed Draw) (12)		n/m (5)	(L +6.88%)	12/30/2021	12/30/2026	—	—	—	—
						625,000	618,757	618,757	2.4
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		9.00%	(L +8.00%)	5/15/2018	4/30/2026	1,593,220	1,592,716	1,593,220	6.1

The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		8.00%	(L +7.00%)	12/21/2021	12/22/2024	1,166,666	1,166,666	1,170,163	4.5
Senior Secured Loan (Revolver) (12)		n/m (5)	(L +7.00%)	12/21/2021	12/22/2024	—	(3,300)	999	—
						1,166,666	1,163,366	1,171,162	4.5
Thryv (9)	Directory and Mailing List Publishers
Senior Secured Loan		9.50%	(L +8.50%)	2/18/2021	3/1/2026	1,024,790	1,002,156	1,042,724	4.0

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2021

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
Senior Secured Loan		7.00%	(L +6.00%)	10/14/2021	10/14/2026	$1,276,213	$1,270,252	$1,270,108	4.8%
Senior Secured Loan (Revolver) (12)		7.00%	(L +6.00%)	10/14/2021	10/14/2026	30,882	29,827	29,827	0.1
						1,307,095	1,300,079	1,299,935	4.9
TruGreen Limited Partnership	Landscaping Services
Senior Secured Loan		9.25%	(L +8.50%)	5/13/2021	11/2/2028	1,500,000	1,543,189	1,530,000	5.8

Total Debt and Equity Investments						$33,549,755	$33,438,270	$33,612,876	128.2%

Structured Finance Security Investments (11)
Subordinated Notes, Mezzanine Debt and Other CLO-Related Investment (11) (14)
Apex Credit CLO 2020
Subordinated Notes (15) (16)		10.20%		11/16/2020	10/20/2031	$3,650,000	$3,062,414	$2,994,574	11.4%

Apex Credit CLO 2021 Ltd
Subordinated Notes (15) (16)		14.53%		5/28/2021	7/18/2034	1,480,000	1,337,198	1,276,223	4.9

CLO other (10)							29,245	29,245	0.1

Elevation CLO 2021-14 Ltd
Subordinated Notes (15) (16)		16.05%		9/21/2021	10/20/2034	1,750,000	1,466,388	1,527,640	5.8

Elevation CLO 2021-15, Ltd.
Subordinated Notes (15) (16)		16.91%		12/6/2021	1/5/2035	1,250,000	880,784	877,005	3.3

Monroe Capital MML CLO X, LTD.
Mezzanine bond - Class E		10.92%	(L +8.85%)	8/7/2020	8/20/2031	1,000,000	949,466	995,846	3.8

Regatta II Funding
Mezzanine bond - Class DR2		13.42%	(L +6.95%)	6/5/2020	1/15/2029	800,000	736,622	795,160	3.0

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2021

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Total Subordinated Notes, Mezzanine Debt and Other CLO-Related Investment						$9,930,000	$8,462,117	$8,495,693	32.3%

Loan Accumulation Facilities
APEX Credit CLO 2021-II Ltd (11) (17)
Loan accumulation facility		13.50%		7/14/2021	7/14/2022	$1,500,000	$1,500,000	$1,500,000	5.7%

Total Structured Finance Security Investments						$11,430,000	$9,962,117	$9,995,693	38.0%

Total Investments						$44,979,755	$43,400,387	$43,608,569	166.2%
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

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 1. Organization
Hancock Park Corporate Income, Inc. (and collectively with its subsidiaries, the “Company”), is a Maryland corporation formed on December 8, 2015 as an externally managed, non-diversified, closed-end investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
The Company’s objective is to provide stockholders with both current income and capital appreciation through its strategic investment focus primarily on debt investments and, to a lesser extent, equity investments in middle-market companies principally in the United States. In addition, the Company may invest in collateralized loan obligation (“CLO”) debt, subordinated notes (i.e., residual or equity) and loan accumulation facility securities (collectively referred to as “Structured Finance Securities”). OFS Capital Management, LLC (“OFS Advisor”), an affiliate of the Company, a registered investment adviser and a subsidiary of Orchard First Source Asset Management Holdings, LLC (“OFSAM Holdings”), serves as investment adviser to, and manages the day-to-day operations of the Company. From August 3, 2020 through February 1, 2022, CIM Capital IC Management, LLC (“CIM Capital”), an affiliate of the Company, OFS Advisor and CCO Capital, LLC (“CCO”), and a registered investment adviser under the 1940 Act, served as sub-adviser to the Company. OFS Advisor serves as the investment adviser or sub-adviser to various clients, including OFS Capital Corporation (“OFS Capital”), a publicly-traded BDC with an investment strategy similar to the Company’s. OFS Advisor also serves as the investment adviser to OFS Credit Company, Inc. (“OCCI”), a non-diversified, externally managed, closed-end registered investment company under the 1940 Act that primarily invests in Structured Finance Securities.
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
Note 2. Summary of Significant Accounting Policies
Basis of presentation: The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”), including ASC Topic 946, and the reporting requirements on Form 10-K, the 1940 Act, and Articles 6 and 12 of Regulation S-X. The consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation in accordance with GAAP.
Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes thereto. Reclassifications did not impact net increase (decrease) in net assets resulting from operations, total assets, total liabilities or total net assets, or consolidated statements of changes in net assets and consolidated statements of cash flows classifications.
Principles of consolidation: The Company consolidates majority-owned investment company subsidiaries. The Company does not own any controlled operating company whose business consists of providing services to the Company, which would also require consolidation. All intercompany balances and transactions are eliminated upon consolidation.
Fair value of financial instruments: The Company applies fair value accounting to all of its financial instruments in accordance with ASC Topic 820, which defines fair value, establishes a framework to measure fair value, and requires disclosures regarding fair value measurements. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined through the use of models and other valuation techniques, valuation inputs, and assumptions market participants would use to value the financial

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

instrument. Highest priority is given to prices for identical financial instruments quoted in active markets (Level 1) and the lowest priority is given to unobservable valuation inputs (Level 3). The availability of observable inputs can vary significantly and is affected by many factors, including the type of product, whether the product is new to the market, whether the product is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that the valuation is based on unobservable inputs, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3 (i.e., those instruments valued using unobservable inputs), which comprise the majority of the Company’s investments. See Note 5 for details.
Changes to the Company’s and OFS Advisor’s valuation policies are reviewed and approved by management and the Company’s board of directors (the “Board”). As the Company’s investments change, markets change, new products develop, and valuation inputs become more or less observable, the Company will continue to refine its valuation methodologies.
See Note 5 for more detailed disclosures of the Company’s fair value measurements of its financial instruments.
Investment classification: The Company classifies its investments in accordance with the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in those companies in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of board representation. “Affiliate Investments” are defined as investments in those companies in which the Company owns between 5% and 25% of the voting securities and “Non-Control/Non-Affiliate Investments” are those that neither qualify as Control Investments nor Affiliate Investments. As of December 31, 2022 and 2021, the Company did not have any investments classified as Affiliate Investments or Control Investments.
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
Cash and cash equivalents: The Company’s cash balances are maintained with a member bank of the Federal Deposit Insurance Corporation (“FDIC”) and at times, such balances may be in excess of the FDIC insurance limits. The Company does not believe its cash balances are exposed to any significant credit risk. As of December 31, 2022 and 2021, cash includes $973,147 and $3,246,987, respectively, held in a US Bank N.A. money market deposit account.
Offering costs: Offering costs include legal, accounting, printing and other expenses pertaining to the preparation of the Offering, the related dealer-manager agreement, and other underwriting expenses, which include permissible due diligence reimbursements to the dealer manager and participating broker-dealers. Offering costs related to the continuous Offering are amortized over the twelve-months following the period incurred on a straight-line basis. The recognition of offering costs and deferred offering costs is limited under agreements with OFS Advisor and affiliates, and are subject to conditional reimbursement. See Note 3.
Contractual issuer expenses: Contractual issuer expenses are those expenses defined in the advisory agreements with OFS Advisor and affiliates, as amended, related to the Offering but not included in GAAP offering costs and include (a) costs associated with technology integration between the Company’s systems and those of its participating broker-dealers, (b) marketing expenses, including development of marketing materials and marketing presentations, training and educational meetings, and generally coordinating the marketing process for the Company, and (c) the salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in the Offering and these other contractually-defined activities (“Contractual Issuer Expenses”). Contractual Issuer Expenses are expensed as incurred and such amounts are limited under agreements with OFS Advisor and affiliates, and are subject to conditional reimbursement.
Expense Limitation Agreements: The Company benefits from expense limitation agreements with OFS Advisor that operate separately with regard to: (i) the amortization of offering costs and Contractual Issuer Expenses; and (ii) all other operating expenses not constituting such costs. The initial effect of the expense limitation agreements is a reduction in the gross expenses recognized in the consolidated statements of operations.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Revenue recognition:
Interest income: Interest income from the Company's loan and CLO debt investments is recognized on an accrual basis and reported as an interest receivable until collected. Interest income is accrued based on the outstanding principal amount on the consolidated schedule of investments and the contractual terms of the debt investment. Certain of the Company’s investments contain a payment-in-kind interest income provision (“PIK interest”). The PIK interest, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash. Recognition of PIK interest includes assessments of collectability. The Company discontinues accrual of interest income, including PIK interest, when there is reasonable doubt that the interest income will be collected. See Non-Accrual Loans section.
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
Further, the Company may acquire or receive equity, warrants or other equity-related securities in connection with the Company’s acquisition of, subsequent amendment or restructuring to, debt investments. The Company determines the cost basis of the equity investment based on its fair value, and the fair value of debt investments and other securities or consideration received. Any resulting difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the equity investment is treated as OID, and accreted into interest income as described above.
Interest income - Structured Finance Securities: Structured Finance Securities include CLO debt, CLO subordinated securities and loan accumulation facility positions.
Interest income from investments in CLO debt is recognized on an accrual basis and reported as interest receivable until collected. See “Revenue recognition—Interest income”.
Interest income from investments in CLO subordinated securities is recognized on the basis of the estimated effective yield to expected redemption utilizing assumed cash flows in accordance with ASC Sub-topic 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash flows from its CLO subordinated securities, and the accretable yields are determined and updated periodically. Expected cash flows inherent in the Company's estimates of accretable yields are based on expectations of defaults and loss-on-default severity, as well as other loan-performance assumptions, impacting the loans in the underlying CLO portfolios. These estimated cash flows are subject to a reasonable possibility of near-term change due to economic and credit market conditions, and the effect of these changes could be material.
Further, the Company may receive other CLO equity-related securities in connection with the Company’s acquisition of, subsequent amendment to, or restructuring of, CLO equity investments. The Company determines the cost basis of the security based on its fair value and the fair value of the CLO equity investment and other securities or consideration received.
Interest income from investments in loan accumulation facilities is recognized on an accrual basis based on an estimated yield. Income notes associated with loan accumulation facilities generally pay returns equal to the actual income earned on facility assets less costs of senior financing and manager costs. Interest income is generally received upon the earlier of the closing of the CLO securitization or liquidation of the underlying portfolio.
Dividend income: Dividend income on common equity securities in limited liability companies, partnerships, and other private entities, generally payable in cash, is accrued at the time dividends are declared (in the absence of a formal ex-dividend or record date). Declared dividends payable in cash are reported as dividends receivable until collected. Distributions in excess of current or accumulated net income of the underlying portfolio company are recorded as return of capital, and correspondingly as a reduction in the cost of the investment.

Dividend income on preferred equity investments is accrued based on the contractual terms of the preferred equity investment. Dividends on preferred equity securities may be payable in cash or in additional preferred securities. Non-cash dividends payable in additional preferred securities ("PIK dividends") are recorded as an adjustment (i.e., increase) to the cost basis of the investment. The Company discontinues accrual of PIK dividends when there is reasonable doubt that the income will ultimately be collected.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

for capital structuring, loan syndication or advisory services from certain portfolio companies, which are recognized as earned upon closing of the investment.
Investment transactions and net realized and unrealized gain or loss on investments: Investment transactions are reported on a trade-date basis. Unsettled trades as of the statement of assets and liabilities date are included in receivable for investments sold and payable for investments purchased. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of the investment. Investments are valued at fair value as determined in good faith by OFS Advisor, as the valuation designee, under the oversight of the Board. After recording all appropriate interest, dividend, and other income, some of which is recorded as an adjustment to the cost basis of the investment as described above, the Company reports changes in the fair value of investments as net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
Non-accrual loans: Management reviews all loans that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected, for placement on non-accrual status. When a loan is placed on non-accrual status, accrued and unpaid interest is reversed. Additionally, Net Loan Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. See Note 4 for further information on loans on non-accrual status as of December 31, 2022 and December 31, 2021.
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
The Company may utilize HPCI-MB when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC. For U.S. federal income tax purposes, HPCI-MB is not consolidated with the RIC and is taxed as a C-Corporation. See Note 8 for further information.
The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater and undistributed ICTI, income and excise tax expense, and, if involving multiple years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions at December 31, 2022, 2021 and 2020. The current and prior three tax years generally remain subject to examination by U.S. federal and most state tax authorities.
Distributions: Distributions to common stockholders are recognized on the record date. The timing of distributions, as well as the amount to be paid out as a distribution, is determined by the Board each month. The tax character of distributions from net investment income and net realized gains are determined in accordance with the Code. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. Distributions paid in excess of ICTI and not capital gains are considered returns of capital to stockholders.
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred debt issuance costs are presented as a direct reduction of the related debt liability on the consolidated statements of assets and liabilities except for deferred debt issuance costs associated with the Company's revolving line of credit, which are included in prepaid expenses and other assets on the consolidated statements of assets and liabilities. Unamortized debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2022 and 2021 were $2,943 and $-0-, respectively. Deferred debt issuance costs are amortized to interest expense on a straight-line basis over the term of the related debt.
Interest expense: Interest expense is recognized on an accrual basis as incurred.
Concentration of credit risk: Aside from its instruments, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places cash deposits only with high credit

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

quality institutions. Management believes this risk of loss is minimal. The amount of loss due to credit risk from its investments, if borrowers completely fail to perform according to the terms of the contracts, is equal to the Company’s recorded investment and the unfunded commitments disclosed in Note 6.
New Accounting Pronouncements and Rule Issuances
In March 2020, the FASB issued “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”) to provide optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 established Topic 848 to provide relief during the temporary transition period and includes a sunset provision based on expectations of when the London Interbank Offered Rate (“LIBOR”) would cease being published. ASU 2022-06 further defers the sunset provision date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. Upon adoption of ASU 2022-06, there was no significant impact to the Company’s consolidated financial position.
In December 2020, the SEC issued a final rule adopting Rule 2a-5 under the 1940 Act to establish requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to Rule 2a-5, on September 7, 2022, the Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to the Company’s investments, commencing with the quarter ended September 30, 2022. In order for the Board to maintain oversight, OFS Advisor implemented the required reporting elements as prescribed in Rule 2a-5.
In June 2022, the FASB issued Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 amended Topic 820 to, among other things, (i) clarify the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (ii) amend a related illustrative example and (iii) introduce new disclosure requirements for equity securities subject to contractual sale restrictions. ASU 2022-03 amendments are effective for the Company’s fiscal year ending December 31, 2024, and interim periods within the year. ASU 2022-03 provisions are to be applied prospectively with any adjustments made to earnings on the date of adoption. The Company is currently evaluating the impact, if any, ASU 2022-03 will have on its consolidated financial position or disclosures.
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
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs managed by OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to various clients, including OFS Capital and OCCI.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gains Fee relating to net unrealized appreciation is deferred until, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gains Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). The Company has not accrued nor paid a Capital Gains Fee since commencement of operations.
Unless terminated earlier as described below, the Investment Advisory Agreement will remain in effect from year-to-year if approved annually by the Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the Company’s directors who are not “interested persons” as defined in the 1940 Act. The Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, and may be terminated by the Company or OFS Advisor without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice.
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
Dealer Manager Agreement: Pursuant to the Second Amended Dealer Manager Agreement, CCO provides certain sales, promotional and marketing services to the Company in connection with the Offering. The Company pays CCO an aggregate dealer manager fee up to 3.0% of the gross proceeds from sales of the Offering. CCO may, in its discretion, reallow a portion of the dealer manager fee to participating broker-dealers in support of the Offering.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
Equity Ownership: As of December 31, 2022, affiliates of OFS Advisor held 74,084 shares of common stock, which is approximately 3.7% of the Company's outstanding shares of common stock.
Expenses recognized under agreements with the Advisors, CCO and OFS Services and distributions paid to affiliates for the years ended December 31, 2022, 2021 and 2020 are presented below:

	Years Ended December 31,
	2022	2021	2020
Management fees	$619,633	$562,903	$542,416
Incentive fees(1)	125,018	339,609	277,399
Administrative fees	939,870	750,568	842,972
Dealer manager fees	41,800	25,350	54,180
Reimbursements of offering and Contractual Issuer Expenses	33,000	12,675	27,840
Distributions paid to affiliates	75,210	75,210	74,699
(1) During the years ended December 31, 2022, 2021 and 2020, incentives fees were comprised of Income Incentive Fees.
Expense Limitation Agreements: The table below presents the contractual agreements between the Company and OFS Advisor and affiliates that provide or provided expense limitation for the period December 8, 2015 (inception) to date. The expense limitation clauses in these agreements were substantially identical, and as of December 31, 2022, all amounts are conditionally reimbursable to OFS Advisor for three years from the date such support is provided.

	Offering Costs and Contractual Issuer Expenses (collectively, the “Advisory Agreements”)	All Other Operating Expenses (collectively, the “ESAs”)
From December 8, 2015 (inception) to August 3, 2020	Investment Advisory and Management Agreement between the Company and OFS Advisor, dated July 15, 2016	Expense Support and Conditional Reimbursement Agreement dated July 15, 2016, between the Company and OFS Advisor
From August 3, 2020 to February 1, 2022	Sub-Advisory Agreement dated as of August 3, 2020, by and between OFS Advisor and CIM Capital, which was terminated on February 2, 2022	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of August 3, 2020, by and among the Company, OFS Advisor and CIM Capital
From February 2, 2022	Investment Advisory and Management Agreement between the Company and OFS Advisor, dated July 15, 2016 (as a result of the Termination Agreement)	Second Amended and Restated Expense Support and Conditional Reimbursement Agreement dated February 2, 2022, between the Company and OFS Advisor, agreed to and accepted by CIM Capital (the “Second Amended Expense Support Agreement”)
OFS Advisor’s obligation to provide expense support to the Company can be terminated at any time.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Expense limitations provided under the Advisory Agreements and ESAs for the years ended December 31, 2022, 2021 and 2020, are presented below:

	Years Ended December 31,
	2022	2021	2020
Net offering costs and Contractual Issuer Expenses limitations under the Advisory Agreements	$373,563	$79,526	$287,999
Operating expense limitations under the ESAs	144,314	1,171,107	1,616,616
Total expense limitations	$517,877	$1,250,633	$1,904,615
At December 31, 2022 and 2021, the Company is conditionally obligated to reimburse OFS Advisor for aggregate expense support provided since inception, as presented below:

	December 31,
	2022	2021
Unreimbursed offering costs and Contractual Issuer Expenses under the Advisory Agreements	$650,768	$580,379
Unreimbursed operating expense limitations under the ESAs	2,932,038	3,916,398
Total conditional reimbursement obligation under expense limitation agreements	$3,582,806	$4,496,777
Offering costs and Contractual Issuer Expense limitations: The Company received aggregate expenses limited under the Advisory Agreements of $2,357,696 through December 31, 2022, and OFS Advisor expects to continue to incur offering costs and Contractual Issuer Expenses on behalf of the Company throughout the Offering. Under the terms of the Investment Advisory Agreement, the Company is conditionally liable for these costs, which are eligible for reimbursement for three years from the date incurred. The Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all amounts eligible for reimbursement have been recovered. The Company reimbursed OFS Advisor organization and offering costs of $33,000, $12,675 and $27,840 for the years ended December 31, 2022, 2021 and 2020, respectively.
Unreimbursed organization and offering costs, and Contractual Issuer Expenses as of December 31, 2022 are summarized below based on the period in which the costs were incurred:

Period incurred	Unreimbursed Total	Expiration of reimbursement eligibility(1)
Three months ended March 31, 2020	$82,976	March 31, 2023
Three months ended June 30, 2020	102,358	June 30, 2023
Three months ended September 30, 2020	24,300	September 30, 2023
Three months ended December 31, 2020	7,722	December 31, 2023
Year ended December 31, 2021	57,588	December 31, 2024
Year ended December 31, 2022	375,824	December 31, 2025
Total unreimbursed offering costs and Contractual Issuer Expenses	$650,768
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

impact of reimbursement on such ratio, exceeds the Other Operating Expenses Ratio in effect at the time the expenses were reimbursed or (ii) if our current distribution rate is lower than the distribution rate for the period the expenses will be reimbursed.
Unreimbursed support for operating expenses provided under the ESAs and conditions for reimbursement to OFS Advisor as of December 31, 2022, are summarized below:

		Other Operating Expense Ratio
Supported period	Amount of expense limitation	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share (1)	Expiration of reimbursement eligibility
Three months ended March 31, 2020	$334,160	5.9%	6.2%	7.2%	March 31, 2023
Three months ended June 30, 2020	425,718	6.1%	6.2%	7.2%	June 30, 2023
Three months ended September 30, 2020	452,480	6.7%	6.2%	7.2%	September 30, 2023
Three months ended December 31, 2020	404,258	6.6%	6.2%	7.2%	December 31, 2023
Three months ended March 31, 2021	253,800	6.5%	6.8%	7.2%	March 31, 2024
Three months ended June 30, 2021	264,533	7.6%	6.8%	7.1%	June 30, 2024
Three months ended September 30, 2021	652,774	6.8%	6.8%	7.1%	September 30, 2024
Three months ended December 31, 2021(2)	—	n/a	n/a	n/a	n/a
Three months ended March 31, 2022	134,376	7.2%	8.1%	7.0%	March 31, 2025
Three months ended June 30, 2022(2)	—	n/a	n/a	n/a	n/a
Three months ended September 30, 2022(2)	—	n/a	n/a	n/a	n/a
Three months ended December 31, 2022	9,939	8.5%	8.1%	7.8%	December 31, 2025
Total unreimbursed operating expense limitations provided under the ESAs	$2,932,038
(1)    The annualized rate of distributions per share is expressed as a percentage equal to the annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular quarterly cash distribution per share as of such date without compounding), divided by our offering price per share as of such date.
(2)    OFS Advisor was not required to provide the Company support for operating expenses.
As of December 31, 2022, the Company has not been required to reimburse OFS Advisor for a previously provided operating expense support payment.
Note 4. Investments
As of December 31, 2022, the Company had loans to 32 portfolio companies, of which 99.9% were senior secured loans and 0.1% were subordinated loans, at fair value. The Company also had equity investments in six portfolio companies and seven investments in Structured Finance Securities.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

At December 31, 2022, the Company's investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$44,266,418	80.0%	201.0%	$42,943,250	82.2%	195.0%
Subordinated debt investments	484,730	0.9	2.2	58,092	0.1	0.3
Common equity and warrant investments	479,588	0.9	2.2	344,400	0.7	1.6
Total debt and equity investments	45,230,736	81.8	205.4	43,345,742	83.0	196.9
Structured Finance Securities	10,073,915	18.2	45.8	8,924,790	17.0	40.5
Total	$55,304,651	100.0%	251.2%	$52,270,532	100.0%	237.4%
At December 31, 2022, the Company had loans to one portfolio company on non-accrual status with respect to all interest and Net Loan Fee amortization, with an aggregate amortized cost and fair value of $484,730 and $58,092, respectively.
At December 31, 2022, all of the Company’s debt and equity investments were domiciled in the United States, while its Structured Finance Securities were domiciled in the Cayman Islands. These CLO investments generally hold underlying portfolios of debt investments of United States domiciled companies. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
All Other Business Support Services	$686,614	1.2%	3.1%	$627,667	1.2%	2.9%
Landscaping Services	1,536,875	2.8	7.0	1,408,707	2.7	6.4
Security Systems Services (except Locksmiths)	2,024,310	3.7	9.2	2,008,741	3.8	9.1
Arts, Entertainment, and Recreation
All other amusement and recreation industries	1,164,476	2.1	5.3	1,178,333	2.3	5.4
Education Services
Sports and Recreation Instruction	867,624	1.6	3.9	857,194	1.6	3.9
Health Care and Social Assistance
Child Day Care Services	1,221,651	2.2	5.5	1,199,701	2.3	5.4
Home Health Care Services	990,587	1.8	4.5	938,125	1.8	4.3
Outpatient Mental Health and Substance Abuse Centers	1,658,878	3.0	7.5	1,640,729	3.1	7.5
Services for the Elderly and Persons with Disabilities	2,148,085	3.9	9.8	2,093,582	4.0	9.5
Information
Cable and Other Subscription Programming	1,113,070	2.0	5.1	1,024,034	2.0	4.7
Data Processing, Hosting, and Related Services	1,094,550	2.0	5.0	1,061,595	2.0	4.8
Directory and Mailing List Publishers	1,807,811	3.3	8.2	1,816,407	3.5	8.2
Software Publishers	88,917	0.2	0.4	73,264	0.1	0.3
Management of Companies and Enterprises
Offices of Other Holding Companies	1,296,908	2.3	5.9	1,228,439	2.4	5.6
Manufacturing
Current-Carrying Wiring Device Manufacturing	1,208,792	2.2	5.5	1,247,042	2.4	5.7

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Ice Cream and Frozen Dessert Manufacturing	$820,643	1.5%	3.7%	$770,191	1.5%	3.5%
Motorcycle, Bicycle, and Parts Manufacturing	1,360,544	2.5	6.2	1,366,432	2.7	6.2
Other Industrial Machinery Manufacturing	1,301,517	2.4	5.9	1,165,958	2.2	5.3
Other Services (except Public Administration)
Communication Equipment Repair and Maintenance	1,670,959	3.0	7.6	1,571,660	3.0	7.1
Other Automotive Mechanical and Electrical Repair and Maintenance	1,083,088	2.0	4.9	1,064,250	2.0	4.8
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	3,931,667	7.0	17.9	3,860,868	7.4	17.5
Computer Systems Design Services	489,756	0.9	2.2	485,701	0.9	2.2
Other Computer Related Services	973,017	1.8	4.4	991,189	1.9	4.5
Public Administration
Other Justice, Public Order, and Safety Activities	46,403	0.1	0.2	2,099	—	—
Retail Trade
Electronics and Appliance Stores	1,607,427	2.8	7.3	1,620,332	3.1	7.4
Electronic Shopping and Mail-Order Houses	966,834	1.7	4.4	930,764	1.8	4.2
Shoe Store	534,730	1.0	2.4	58,092	0.1	0.3
Supermarkets and Other Grocery (except Convenience) Stores	1,882,330	3.4	8.5	1,844,130	3.5	8.4
Wholesale Trade
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	1,989,670	3.6	9.0	1,685,802	3.3	7.7
Industrial Machinery and Equipment Merchant Wholesalers	1,593,203	2.9	7.2	1,593,220	3.0	7.2
Motor Vehicle Parts (Used) Merchant Wholesalers	5,176,429	9.3	23.5	5,182,696	9.9	23.5
Other Miscellaneous Nondurable Goods Merchant Wholesalers	893,370	1.6	4.1	748,797	1.4	3.4
Total debt and equity investments	$45,230,736	81.8%	205.3%	$43,345,742	82.9%	196.9%
Structured Finance Securities	10,073,915	18.2	45.8	8,924,790	17.1	40.5
Total investments	$55,304,651	100.0%	251.1%	$52,270,532	100.0%	237.4%
Portfolio Concentration: As of December 31, 2022, approximately 10% and 24% of the Company’s total portfolio at fair value and its net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser. As of December 31, 2022, the Company’s senior secured debt investment in All Star Auto Lights, Inc. accounted for 10% and 24% of its total portfolio at fair value and its total net assets, respectively.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2021, the Company had loans to 29 portfolio companies, of which 99% were senior secured loans and 1% were subordinated loans, at fair value, as well as equity investments in five of these portfolio companies. The Company also held an equity investment in two portfolio companies in which it did not hold a debt investment and four investments in Structured Finance Securities. At December 31, 2021, investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$32,617,023	75.2%	124.3%	$32,776,377	75.2%	124.9%
Subordinated debt investments	483,191	1.1	1.8	476,279	1.1	1.8
Common equity and warrant investments	338,056	0.8	1.3	360,220	0.8	1.4
Total debt and equity investments	33,438,270	77.1	127.4	33,612,876	77.1	128.1
Structured Finance Securities	9,962,117	22.9	38.0	9,995,693	22.9	38.1
Total	$43,400,387	100.0%	165.4%	$43,608,569	100.0%	166.2%
At December 31, 2021, the Company had no portfolio companies on non-accrual.
At December 31, 2021, all of the Company’s debt and equity investments were domiciled in the United States, while its Structured Finance Securities were domiciled in the Cayman Islands. Structured Finance Securities generally represent beneficial interests in underling portfolios of investments in companies domiciled in the United States of America. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
Landscaping Services	$1,543,189	3.6%	5.9%	$1,530,000	3.5%	5.8%
Security Systems Services (except Locksmiths)	1,490,779	3.4	5.7	1,514,955	3.5	5.8
Arts, Entertainment, and Recreation
All other amusement and recreation industries	1,163,366	2.7	4.4	1,171,162	2.7	4.5
Construction
Plumbing, Heating, and Air-Conditioning Contractors	323,853	0.7	1.2	325,936	0.7	1.2
Education Services
Sports and Recreation Instruction	618,757	1.4	2.4	618,757	1.4	2.4
Health Care and Social Assistance
Child Day Care Services	1,215,994	2.8	4.6	1,148,024	2.6	4.4
Home Health Care Services	984,075	2.3	3.7	1,000,000	2.3	3.8
Outpatient Mental Health and Substance Abuse Centers	1,296,716	3.0	4.9	1,367,530	3.1	5.2
Services for the Elderly and Persons with Disabilities	836,917	1.9	3.2	836,917	1.9	3.2
Information
Data Processing, Hosting, and Related Services	115,154	0.3	0.4	131,047	0.3	0.5
Directory and Mailing List Publishers	1,002,156	2.3	3.8	1,042,724	2.4	4.0
Software Publishers	88,917	0.2	0.3	143,361	0.3	0.5
Management of Companies and Enterprises
Offices of Other Holding Companies	615,682	1.4	2.3	615,682	1.4	2.3
Manufacturing

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Current-Carrying Wiring Device Manufacturing	$884,448	2.0%	3.4%	$984,583	2.3%	3.8%
Metal Can Manufacturing	1,071,677	2.5	4.1	1,083,333	2.5	4.1
Motorcycle, Bicycle, and Parts Manufacturing	1,300,079	3.0	5.0	1,299,935	3.0	5.0
Other Industrial Machinery Manufacturing	1,036,602	2.4	3.9	1,050,179	2.4	4.0
National industry
Other Accounting Services	3,502,637	8.1	13.3	3,558,423	8.2	13.6
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	3,998,011	9.2	15.3	3,936,385	9.0	15.0
Other Computer Related Services	1,001,344	2.3	3.8	1,017,348	2.3	3.9
Public Administration
Other Justice, Public Order, and Safety Activities	46,403	0.1	0.2	1,944	—	—
Retail Trade
Electronic Shopping and Mail-Order Houses	991,328	2.3	3.8	981,443	2.3	3.7
Shoe Store	520,691	1.2	2.0	491,666	1.1	1.9
Wholesale Trade
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	988,036	2.3	3.8	948,971	2.2	3.6
Industrial Machinery and Equipment Merchant Wholesalers	1,592,716	3.7	6.1	1,593,220	3.7	6.1
Motor Vehicle Parts (Used) Merchant Wholesalers	5,208,743	12.0	19.9	5,219,351	12.0	19.9
Total debt and equity investments	$33,438,270	77.1%	127.4%	$33,612,876	77.1%	128.2%
Structured Finance Securities	9,962,117	22.9	38.0	9,995,693	22.9	38.1
Total investments	$43,400,387	100.0%	165.4%	$43,608,569	100.0%	166.2%
Note 5. Fair Value of Financial Instruments
Investments
The Company’s investments are carried at fair value and determined in accordance with a documented valuation policy that is applied in a consistent manner. On September 7, 2022, pursuant to Rule 2a-5 the Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to the Company’s investments. In order for the Board to maintain oversight, OFS Advisor implemented the requirements as prescribed in Rule 2a-5.
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
The inputs into the determination of fair value are based upon the best information under the circumstances and may require significant management judgment or estimation. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. The Company generally categorizes its investment portfolio into Level 3, and, to a lesser extent, Level 2 of the hierarchy.
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. During the years ended December 31, 2022 and 2021, no investments were transferred between Level 2 and Level 3.
Certain of the Company's investments are exchanged in the non-public market among banks, CLOs and other institutional investors for loans to large U.S. corporations. The Company classifies these loan investments as Level 2 when a sufficient number of market quotations or indicative prices from pricing services or broker/dealers (collectively, “Indicative Prices”) are available, and the depth of the market is sufficient to transact at those prices in amounts approximating the Company's investment position at the measurement date. Additionally, observed transactions at or near the measurement date are also considered Indicative Prices. Investments for which sufficient Indicative Prices exist are generally valued consistent with such Indicative Prices.
In addition, each quarter, the Company assesses whether an arm’s length transaction occurred in the same security, including the Company's new investments during the quarter, the cost of which (“Transaction Prices”), may be considered a reasonable indication of fair value generally up to three months after the transaction date. Senior secured debt investments with a fair value of $0 and $3,371,291 were valued at their Transaction Price at December 31, 2022 and December 31, 2021, respectively.
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
The fair value of Structured Finance Securities are also estimated primarily by discounted cash flow techniques. In valuing such investments, the Company considers CLO performance metrics, including prepayment rates, default rates, loss-on-default and recovery rates, and other metrics, as well as estimated market yields provided by a recognized industry pricing service as a primary source for discounted cash flow fair value estimates, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by broker-dealers in its estimate of the fair value of such investments. The Company also considers the operating metrics of the CLO vehicle, including compliance with collateralization tests, concentration limits, restructuring activity and prepayment rates on the underlying loans, if applicable.
The fair value of the Company’s equity investments as well as certain of its non-performing debt investments are estimated through analyses of the portfolio company's enterprise value under a market approach. Enterprise value means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining enterprise value under the market approach involves multiple analysis whereby appropriate multiples are applied to an earnings metric of the portfolio company, typically earnings before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. The Company may also utilize other portfolio-company earnings metrics to determine enterprise value, such as recurring monthly revenue or a delineated measure of portfolio company EBITDA. Application of these valuation methodologies involves a significant degree of judgment by management.
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

value at which such investment had previously been recorded. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from rising interest rates and inflation rates the ongoing war between Russia and Ukraine, the continuing COVID-19 pandemic, and the risk of recession and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company's investments.
The following tables present the Company's investment portfolio measured at fair value on a recurring basis as of December 31, 2022 and 2021, respectively.

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2022
Debt investments	$—	$6,935,028	$36,066,314	$43,001,342
Equity investments	—	—	344,400	344,400
Structured Finance Securities	—	—	8,924,790	8,924,790
	$—	$6,935,028	$45,335,504	$52,270,532

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2021
Debt investments	$—	$1,042,724	$32,209,932	$33,252,656
Equity investments	—	—	360,220	360,220
Structured Finance Securities	—	—	9,995,693	9,995,693
	$—	$1,042,724	$42,565,845	$43,608,569

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The following tables provide quantitative information about the Company's significant unobservable inputs to the Company's Level 3 fair value measurements as of December 31, 2022 and December 31, 2021.

	Fair Value at December 31, 2022	Valuation techniques	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$35,930,321	Discounted cash flow	Discount rates	10.21% - 20.71% (13.44%)
Senior secured	77,901	Market approach	Revenue multiples	0.46x - 0.46x (0.46x)
Subordinated	58,092	Market approach	EBITDA multiples	10.50x - 10.50x (10.50x)

Structured Finance Securities:
Subordinated notes and other CLO equity related investments(1)	7,313,509	Discounted cash flow	Discount rates	9.68% - 24.00% (18.78%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Mezzanine debt	1,611,281	Discounted cash flow	Discount margin	9.15% - 11.60% (10.48%)
			Constant default rate	2.00% - 3.00% (2.54%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Common equity and warrants	344,400	Market approach	EBITDA multiples	3.72x - 11.75x (8.29x)
	$45,335,504
(1)    The cash flows utilized in the discounted cash flow calculations assume: (i) liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices; and (ii) redeployment of proceeds at the issuing CLO’s assumed reinvestment rate.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

	Fair Value at December 31, 2021	Valuation techniques	Unobservable inputs	Range (Weighted average)
Debt investments:
Senior secured	$28,362,361	Discounted cash flow	Discount rates	8.27% - 12.32% (9.61%)
Senior secured	3,371,292	Market approach	Transaction Price
Subordinated	476,279	Discounted cash flow	Discount rates	15.90% - 15.90% (15.90%)

Structured Finance Securities:
Subordinated notes and other CLO equity related investments(1)	6,704,687	Discounted cash flow	Discount rates	8.00% - 17.00% (11.57%)
			Constant default rate(2)	0.00% - 2.00% (1.16%)
			Constant default rate(3)	2.00% - 2.00% (2.00%)
			Recovery rate	60.00% - 60.00% (60.00%)

Mezzanine debt	1,791,006	Discounted cash flow	Discount margin	7.10% - 8.95% (8.13%)
			Constant default rate(2)	2.00% - 3.00% (2.56%)
			Constant default rate(3)	2.00% - 3.00% (2.56%)
			Recovery rate	60.00% - 60.00% (60.00%)

Loan accumulation facility	1,500,000	Market approach	Transaction Price

Equity investments:
Common equity and warrants	360,220	Market approach	EBITDA multiples	4.50x - 12.00x (8.82x)
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The following tables present changes in the investments measured at fair value using Level 3 inputs for the years ended December 31, 2022 and 2021:

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2021	$31,733,653	$476,279	$—	$360,220	$9,995,693	$42,565,845
Net unrealized depreciation on investments	(1,198,320)	(419,725)	—	(157,352)	(1,182,701)	(2,958,098)
Net realized loss on investments	(210)	—	—	(37,500)	—	(37,710)
Amortization of Net Loan Fees	190,996	327	—	—	101,897	293,220
PIK interest	23,819	1,211	—	—	—	25,030
Accretion of interest income on Structured Finance Securities	—	—	—	—	1,192,059	1,192,059
Purchase of portfolio investments	11,951,638	—	—	179,032	2,434,117	14,564,787
Proceeds from principal payments on portfolio investments	(6,575,746)	—	—	—	(2,500,000)	(9,075,746)
Sale or redemption of portfolio investments	(100,849)	—	—	—	—	(100,849)
Distributions received from Structured Finance Securities	—	—	—	—	(1,116,275)	(1,116,275)
Amendment fees collected	(16,759)	—	—	—	—	(16,759)
Level 3 assets, December 31, 2022	$36,008,222	$58,092	$—	$344,400	$8,924,790	$45,335,504

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2020	$38,573,440	$381,516	$338,000	$708,036	$4,997,216	$44,998,208
Net unrealized appreciation (depreciation) on investments	547,591	1,094,036	(146,591)	(145,715)	(266,953)	1,082,368
Net realized gain (loss) on investments	(1,505)	(1,007,141)	462,538	195,308	—	(350,800)
Amortization of Net Loan Fees	456,955	1,327	—	—	70,738	529,020
PIK interest	70,222	6,541	—	—	—	76,763
Accretion of interest income on Structured Finance Securities	—	—	—	—	513,343	513,343
Purchase of portfolio investments	21,853,705	—	—	50,082	6,711,138	28,614,925
Proceeds from principal payments on portfolio investments	(27,132,850)	—	—	—	(1,600,000)	(28,732,850)
Sale or redemption of portfolio investments	(2,599,276)	—	(653,947)	(447,491)	—	(3,700,714)
Distributions received from Structured Finance Securities	—	—	—	—	(429,789)	(429,789)
Amendment fees collected	(34,629)	—	—	—	—	(34,629)
Level 3 assets, December 31, 2021	$31,733,653	$476,279	$—	$360,220	$9,995,693	$42,565,845

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the year ended December 31, 2022 and 2021, attributable to the Company’s Level 3 assets still held at each respective year end was as follows:

	Year Ended December 31,
	2022	2021
Senior secured debt investments	$(1,187,596)	$421,390
Subordinated debt investments	(426,637)	238,526
Common equity and warrants	(157,353)	(10,898)
Structured Finance Securities	(1,136,322)	(254,248)
Net unrealized appreciation (depreciation) on investments held	$(2,907,908)	$394,770
Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such financial instruments. The senior secured revolving credit facility between the Company and Pacific Western Bank, as lender (“PWB Credit Facility”) is a variable rate instrument and fair value approximates book value as of December 31, 2022 and December 31, 2021.
The following tables present the fair value measurements of the Company's debt and the level within the fair value hierarchy of the significant unobservable inputs used to determine such fair values as of December 31, 2022 and 2021:

	December 31, 2022
Description	Level 1	Level 2	Level 3(1)	Total
PWB Credit Facility	$—	$—	$15,165,000	$15,165,000
Unsecured Note	—	—	12,985,186	12,985,186
Total debt	$—	$—	$28,150,186	$28,150,186

	December 31, 2021
Description	Level 1	Level 2	Level 3(1)	Total
PWB Credit Facility	$—	$—	$5,425,000	$5,425,000
Unsecured Note	—	—	14,987,583	14,987,583
Total debt	$—	$—	$20,412,583	$20,412,583
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

The following are the carrying values and fair values of the Company’s debt as of December 31, 2022 and 2021:

	As of December 31, 2022		As of December 31, 2021
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
PWB Credit Facility	$15,165,000	$15,165,000	$5,425,000	$5,425,000
Unsecured Note	14,715,310	12,985,186	14,642,623	14,987,583
Total debt	$29,880,310	$28,150,186	$20,067,623	$20,412,583
(1) Carrying value is calculated as the outstanding principal amount less unamortized deferred debt issuance costs. See Note 2 for details.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 6. Commitments and Contingencies
The Company had outstanding commitments to fund investments totaling $3,097,992 and $4,180,448 under various undrawn revolvers and other credit facilities as of December 31, 2022 and 2021, respectively.
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2022.
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
Note 7. Borrowings
PWB Credit Facility: The Company is party to a business loan agreement (“BLA”) with Pacific Western Bank, as lender, to provide the Company with a $20,000,000 senior secured revolving credit facility. The PWB Credit Facility is available for general corporate purposes including investment funding and is scheduled to mature on August 31, 2024. The PWB Credit Facility is guaranteed by HPCI-MB and secured by all of our current and future assets of the Company. The maximum availability of the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA.
The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 4.25% floor, and includes an unused commitment fee for any unused portion in excess of $3,000,000, payable monthly in arrears, equal to 0.50% per annum on any unused portion.
As of December 31, 2022 and 2021, the Company had $15,165,000 and $5,425,000 outstanding debt under the PWB Credit Facility, respectively, and $4,835,000 and $6,794,859 of availability under the terms of the borrowing base, respectively. As of December 31, 2022, the stated interest rate on the PWB Credit Facility was 8.25%.
On February 17, 2021, the Company executed an amendment to the BLA with Pacific Western Bank. The amendment, among other things: (i) increased the maximum amount available under the PWB Credit Facility from $10,000,000 to $15,000,000; (ii) decreased the interest rate floor from 5.50% per annum to 5.25% per annum; (iii) restricts the transfer of certain assets to the Company's subsidiaries or incurrence of debt by, or the encumbrance of assets of, the Company's subsidiaries; and (iv) extended the maturity date from February 28, 2021 to February 28, 2023.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, 2021 and 2020, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the PWB Credit Facility were as follows:

	Years Ended December 31,
	2022	2021	2020
Stated interest expense(1)	$565,212	$178,010	$182,098
Amortization of debt issuance costs	557	15,579	34,517
Total interest and debt financing costs	$565,769	$193,589	$216,615
Cash paid for interest expense	$562,034	$178,457	$181,040
Effective interest rate	7.04%	7.07%	8.09%
Average outstanding balance	$8,035,384	$2,737,603	$2,679,030
(1) Stated interest expense includes unused fees.
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
For the years ended December 31, 2022, 2021 and 2020, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the Unsecured Notes were as follows:

	Years Ended December 31,
	2022	2021	2020
Stated interest expense	$825,000	$934,167	$975,000
Amortization of debt issuance costs	72,687	82,158	67,683
Total interest and debt financing costs	$897,687	$1,016,325	$1,042,683
Cash paid for interest expense	$825,000	$948,333	$975,000
Effective interest rate	5.98%	6.78%	6.95%
Average outstanding balance	$15,000,000	$15,000,000	$15,000,000

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The average dollar borrowings and average interest rate for all Company debt in the years ended December 31, 2022, 2021, and 2020, were as follows:

Year ended	Average Dollar Borrowings	Weighted Average Interest Rate
December 31, 2022	$23,035,384	6.35%
December 31, 2021	17,737,603	6.82
December 31, 2020	17,679,030	7.12
As of December 31, 2022, the Company’s debt liabilities are scheduled to mature as follows:

	Principal Due by Year
Debt liabilities	Total	2023	2024	2025	2026	2027	Thereafter
PWB Credit Facility	$15,165,000	$—	$15,165,000	$—	$—	$—	$—
Unsecured Note	15,000,000	—	—	—	15,000,000	—	—
Total	$30,165,000	$—	$15,165,000	$—	$15,000,000	$—	$—

Note 8. U.S. Federal Income Tax
The Company has elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain its status as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its ICTI, as defined by the Code. Additionally, to avoid a 4% U.S. federal excise tax on undistributed earnings the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year, (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no U.S. federal income tax. Maintenance of the Company's RIC status also requires adherence to certain source of income and asset diversification requirements. As of December 31, 2022, the Company has met the source of income and asset diversification requirements, and intends to continue to meet these requirements. During the year ended December 31, 2022, the Company recognized excise tax of $11,693 related to the undistributed income in connection with its most recently filed excise tax return.
HPCI-MB, an entity taxed as a corporation under Subchapter C of the Code, is consolidated in the Company’s GAAP financial statements but is not included in the determination of ICTI or the RIC compliance requirements of the Company. The income of HPCI-MB, net of applicable income taxes, is not included in the Company’s ICTI until distributed by HPCI-MB, which may result in timing and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses. During the year ended December 31, 2022, HPCI-MB distributed earnings and profits of $318,365 to the RIC.
The Company’s ICTI differs from the net increase (decrease) in net assets resulting from operations primarily due to differences in net unrealized appreciation/depreciation of investments, income recognition for CLO subordinated note investments, and expense recognition related to organization costs, amortization of deferred offering costs, Contractual Issuer Expenses, and the related expense support under the Investment Advisory Agreement (together, “Net O&O Costs”).
The distributions paid to stockholders are reported as ordinary income, long-term capital gains and returns of capital. The tax character of distributions paid were as follows:

	Years Ended December 31,
	2022(1)	2021	2020
Ordinary taxable income	$2,022,983	$2,148,164	$2,220,988
Long-term capital gain	—	—	—
Return of capital	—	—	—
Total distributions to stockholders	$2,022,983	$2,148,164	$2,220,988
(1)    The calculation of 2022 U.S. federal taxable income is based on certain estimated amounts, including information received from third parties and, as a result, actual 2022 U.S. federal taxable income will not be finally determined until the Company’s 2022 U.S. federal tax return is filed in 2023 (and, therefore, such estimate is subject to change).

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Tax-basis components of distributable earnings (accumulated losses) as of December 31, 2022 and 2021, were as follows:

	December 31,
	2022	2021
Ordinary income (RIC)	$—	$22,774
Undistributed earnings and profits (HPCI-MB; C-Corporation)	16,729	305,617
Capital loss carryforwards:
RIC – short-term, non-expiring	46,396	173,851
RIC – long-term, non-expiring	1,364,900	1,227,611
The Company records reclassifications to its capital accounts primarily related to (i) permanent differences between the GAAP and tax treatment of Net O&O Costs, (ii) permanent differences related to HPCI-MB distributions and (iii) permanent differences related to non-deductible excise tax. The Company recorded reclassifications to decrease additional paid-in capital against total distributable earnings (accumulated losses) of $385,867, $263,388 and $40,599 for the years ended December 31, 2022, 2021 and 2020, respectively.
The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of December 31, 2022 and 2021, were as follows:

	December 31,
	2022	2021
Tax-basis amortized cost of investments	$55,389,102	$43,342,471
Tax-basis gross unrealized appreciation on investments	127,255	641,277
Tax-basis gross unrealized depreciation on investments	(3,245,825)	(375,179)
Tax-basis net unrealized appreciation (depreciation) on investments	(3,118,570)	266,098
Fair value of investments	$52,270,532	$43,608,569
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
Deferred tax liabilities as of December 31, 2022 and 2021, were as follows:

	December 31,
	2022	2021
Total deferred tax assets	$4,469	$—
Total deferred tax liabilities	(4,295)	(23,127)
Valuation allowance on net deferred tax assets	(174)	—

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 9. Financial Highlights
The following is a schedule of financial highlights for each year in the five-year period ended December 31, 2022:

	Year Ended December 31,
	2022	2021	2020	2019	2018
Per share operating performance:
Net asset value per share at beginning of year	$12.99	$12.59	$13.00	$13.00	$13.33
Net investment income(1)	0.76	1.06	0.99	1.00	0.88
Net realized loss on investments, net of deferred taxes(1)	(0.01)	(0.22)	(0.27)	—	—
Net unrealized appreciation (depreciation) on investments, net of deferred taxes(1)	(1.61)	0.56	(0.16)	(0.05)	(0.45)
Total income (loss) from operations	(0.86)	1.40	0.56	0.95	0.43
Common stock distributions from net investment income	(1.02)	(1.02)	(1.01)	(1.05)	(1.05)
Issuance of common stock(1)(2)	0.02	0.02	0.04	0.10	0.29
Net asset value per share at end of year	$11.13	$12.99	$12.59	$13.00	$13.00

Total return based on net asset value(3)	(6.7)%	11.5%	5.1%	8.2%	5.5%
Shares issued or subscribed at end of year	1,977,694	2,020,361	2,178,920	2,239,774	1,818,799
Weighted average shares issued or subscribed	2,008,980	2,128,179	2,214,984	2,053,953	1,288,439
Ratio/Supplemental Data
Average net asset value(4)	$24,069,808	$27,090,918	$27,285,509	$27,038,864	$17,489,604
Net asset value at end of year	$22,017,947	$26,244,423	$27,441,875	$29,120,506	$23,637,886
Net investment income	$1,525,913	$2,247,035	$2,188,079	$2,056,080	$1,129,456
Ratio of total net operating expenses to average net assets	16.8%	10.4%	8.1%	5.4%	3.2%
Ratio of net investment income to average net assets	6.3%	8.3%	8.0%	7.6%	6.5%
Portfolio turnover (5)	21.8%	67.2%	30.2%	17.5%	18.8%
(1)Calculated on the average share method.
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
(5)Portfolio turnover rate is calculated using the lesser of year-to-date sales, principal payments and distributions from Structured Finance Securities or year to-date purchases over the average of the invested assets at fair value.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 10. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued in the Offering during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	164,499	$2,200,000	60,332	$845,000	136,427	$1,855,992
Commissions and dealer manager fees	—	(161,290)	—	(61,700)	—	(144,810)
Net proceeds to the Company	164,499	$2,038,710	60,332	$783,300	136,427	$1,711,182
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
On November 6, 2018, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s Board approved the application of a reduced 150% asset coverage ratio. In accordance with Section 61(a)(2) of the 1940 Act, the Company extended to each of its stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholders, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, effective November 6, 2019, the asset coverage ratio test applicable to the Company decreased from 200% to 150%.
The following table summarizes the common stock repurchases by the Company during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount
Repurchases of common stock	207,166	$2,521,877	218,891	$2,807,711	197,281	$2,414,851
All repurchased shares were retired upon acquisition.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Distributions
The following tables reflects the cash distributions per share that the Company declared on its common stock during the years ended December 31, 2022, 2021 and 2020, respectively. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount (1)	Cash Distribution
Year ended December 31, 2022
January 26, 2022	January 27, 2022	April 15, 2022	$0.0846	$170,923
February 23, 2022	February 24, 2022	April 15, 2022	0.0846	170,923
March 28, 2022	March 29, 2022	April 15, 2022	0.0846	166,421
April 26, 2022	April 27, 2022	July 15, 2022	0.0846	166,956
May 25, 2022	May 26, 2022	July 15, 2022	0.0846	169,174
June 27, 2022	June 28, 2022	July 15, 2022	0.0846	167,069
July 26, 2022	July 27, 2022	August 5, 2022	0.0846	167,919
August 27, 2022	August 29, 2022	September 6, 2022	0.0846	171,232
September 27, 2022	September 28, 2022	October 5, 2022	0.0846	167,642
October 26, 2022	October 27, 2022	November 7, 2022	0.0846	168,960
November 26, 2022	November 28, 2022	December 5, 2022	0.0846	169,955
December 27, 2022	December 28, 2022	January 5, 2023	0.0846	165,809
				$2,022,983

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount (1)	Cash Distribution
Year ended December 31, 2021
January 26, 2021	January 27, 2021	April 15, 2021	$0.0846	$184,337
February 23, 2021	February 24, 2021	April 15, 2021	0.0846	184,337
March 27, 2021	March 29, 2021	April 15, 2021	0.0846	186,173
April 27, 2021	April 28, 2021	July 15, 2021	0.0846	181,488
May 25, 2021	May 26, 2021	July 15, 2021	0.0846	182,987
June 26, 2021	June 28, 2021	July 15, 2021	0.0846	178,333
July 27, 2021	July 28, 2021	October 15, 2021	0.0846	178,333
August 27, 2021	August 27, 2021	October 15, 2021	0.0846	178,333
September 27, 2021	September 28, 2021	October 15, 2021	0.0846	173,717
October 26, 2021	October 27, 2021	January 15, 2022	0.0846	173,717
November 26, 2021	November 26, 2021	January 15, 2022	0.0846	175,486
December 27, 2021	December 28, 2021	January 15, 2022	0.0846	170,923
				$2,148,164

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount (1)	Cash Distribution
Year ended December 31, 2020
January 29, 2020	January 29, 2020, February 26, 2020 and March 27, 2020	April 15, 2020	$0.0875	$589,261
April 28, 2020	April 28, 2020	July 15, 2020	0.0825	182,996
May 27, 2020	May 27, 2020	July 15, 2020	0.0792	177,251
June 25, 2020	June 26, 2020	July 15, 2020	0.0822	179,554
July 28, 2020	July 29, 2020	October 15, 2020	0.0810	177,250
August 26, 2020	August 27, 2020	October 15, 2020	0.0825	182,672
September 25, 2020	September 28, 2020	October 15, 2020	0.0846	182,807
October 27, 2020	October 28, 2020	January 15, 2021	0.0846	183,130
November 25, 2020	November 26, 2020	January 15, 2021	0.0846	184,065
December 28, 2020	December 29, 2020	January 15, 2021	0.0846	182,002
				$2,220,988
(1) The annual aggregate per share distribution was $1.02, $1.02, and $1.01 for the years ended December 31, 2022, 2021 and 2020, respectively.
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
On February 2, 2022, the Company and OFS Advisor entered into the Second Amended Expense Support Agreement under which OFS Advisor is responsible for any future Expense Support Payments.
Note 11. Subsequent Events
On January 27, 2023, the Company's Board declared a distribution of $0.0846 per common share, payable on February 6, 2023, to stockholders of record on January 27, 2023.
On February 23, 2023, the Company commenced a tender offer pursuant to which it is offering to purchase up to 50,225 shares of its issued and outstanding common stock at a price equal to its net asset value per share on March 30, 2023.
On February 24, 2023, the Company's Board declared a distribution of $0.0846 per common share, payable on March 6, 2023 to stockholders of record on February 24, 2023.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with polices or procedures may deteriorate.
Our management (with the supervision and participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Our business and affairs are managed under the direction of our board of directors. The responsibilities of our board of directors include, among other things, the oversight of i) our investment activities, ii) the quarterly valuation of our assets, iii) our financing arrangements and iv) corporate governance activities. Our board of directors consists of three members, two of whom are not “interested persons” of the Company or of OFS Advisor as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by our board of directors. We refer to these individuals as our independent directors. Our board of directors elects our executive officers, who serve at the discretion of our board of directors.
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
Information regarding our board of directors is as follows:

Name	Age	Position	Director Since	Expiration of Term
Interested Director:
Bilal Rashid	52	Director, Chairman, President and Chief Executive Officer	2015	2024
Independent Directors:
Ashwin Ranganathan(1)	53	Director	2022	2023
Elaine Healy	60	Director	2021	2025
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
Executive Officers
Our executive officers hold their office until their successors are chosen and qualified, or until the earlier of the resignation or removal. Information regarding the Company’s executive officers who are not directors is as follows:

Name	Age	Position	Officer Since
Jeffrey A. Cerny	59	Chief Financial Officer and Treasurer	2016
Mukya S. Porter	48	Chief Compliance Officer	2017
Ross A. Teune(1)	55	Chief Accounting Officer	2022
Tod K. Reichert	61	Corporate Secretary	2017
(1) On March 25, 2022, Jeffery S. Owen resigned as Chief Accounting Officer of the Company. The resignation was not in any way related to a disagreement with the Company on any matter relating to the Company’s operations, policies, practices or otherwise. On March 25, 2022, the Board voted to appoint Ross A. Teune as Chief Accounting Officer of the Company.
Biographical Information
The following is information concerning the business experience of our board of directors and executive officers. The directors have been divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in the 1940 Act.
Interested Director

Bilal Rashid is the Chairman of our board of directors, the Chief Executive Officer and President of the Company, and is the Chairman of the board of directors and the Chief Executive Officer of OFS Capital, Chairman of the board of directors, President, and Chief Executive Officer of OFS Credit Company, Inc. (“OFS Credit”), a member of the board of trustees of CIM Real Assets and Credit Fund (“RACR”), President and a Senior Managing Director of Orchard First Source Capital, Inc. (“OFSC”) and OFS Advisor, Chief Executive Officer at OFSAM Holdings and a member of the investment and executive committees of OFSAM Holdings. Prior to joining OFSC in 2008, Mr. Rashid was a managing director in the global markets and investment banking division at Merrill Lynch. Mr. Rashid has more than 25 years of experience investing as it relates to corporate credit and structured credit and corporate credit, investment banking and debt capital markets. Before joining Merrill Lynch in 2005, he was a vice president at Natixis Capital Markets, which he joined from Canadian Imperial Bank of Commerce (“CIBC”). Prior to CIBC, he worked as an investment analyst in the project finance area at the International Finance Corporation, which is part of the World Bank. Prior to that, Mr. Rashid was a financial analyst at Lehman Brothers. Mr. Rashid has a B.S. in Electrical Engineering from Carnegie Mellon University and an MBA from Columbia University. Through his years of work in investment banking, capital markets and in sourcing, leading and managing investments, Mr. Rashid has developed expertise and skills that are relevant to understanding the risks and opportunities that the Company faces and which are critical to implementing our strategic goals and evaluating our operational performance.
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
Ashwin Ranganathan Mr. Ranganathan is the founder and CEO of Sikander Capital, a multi-asset family office focused on equity, venture capital and real estate, which he founded in 2013. Prior to that, from 2005 until 2013, he was a partner and managing director at Tudor Capital, a $13 billion global multi-strategy hedge fund and a member of the board of directors of Tudor Capital Singapore. From 2001 to 2005, Mr. Ranganathan was a senior vice president and an equity partner at Oaktree Capital Management, a global asset management firm specializing in alternative investment strategies, where he served as head of the global emerging markets group. Mr. Ranganathan began his career at Goldman Sachs Asset Management in 1994, where he worked as a portfolio manager in the firm’s Hong Kong and New York offices. Mr. Ranganathan currently serves on the board of trustees of RACR and on the board of directors of OFS Capital. Mr. Ranganathan graduated from St. Stephens College, Delhi University in 1991 with a Bachelor in English Literature and Exeter College, Oxford University in 1994 with a Master in Philosophy, Politics and Economics. Mr. Ranganathan has vast experience in asset management and expertise in investments that qualify him for service on our board of directors. Mr. Ranganathan’s background has enabled him to cultivate an enhanced understanding of operations and strategy with an added layer of risk management experience that is an important aspect of the composition of our board of directors.
Executive Officers Who Are Not Directors
Jeffrey A. Cerny serves as the Chief Financial Officer and Treasurer of the Company and is a director, the Chief Financial Officer, and Treasurer of OFS Capital and OCCI. Mr. Cerny also serves as a Senior Managing Director of OFS Advisor and OFSC, as a Vice President of OFSAM Holdings, and as a member of various OFSAM Holdings, and OFSAM Holdings affiliates’ investment committees. Mr. Cerny oversees the finance and accounting functions of the aforementioned entities as well as underwriting, credit monitoring and CLO portfolio compliance for OFS Advisor’s syndicated senior loan business. Prior to joining OFSC in 1999, Mr. Cerny held various positions at Sanwa Business Credit Corporation, American National Bank and Trust Company of Chicago and Charter Bank Group, a multi-bank holding company. Mr. Cerny holds a B.S. in Finance from Northern Illinois University, a Masters of Management in Finance and Economics from Northwestern University’s J.L. Kellogg School of Management, and a J.D. from DePaul University’s School of Law. Mr. Cerny is NACD (National Association of Corporate Directors) Directorship Certified™. Mr. Cerny brings extensive accounting and financial experience and expertise. He is also an experienced investor, including lending, structuring and workouts which makes him an asset to HPCI. The breadth of his background and experience enables Mr. Cerny to provide unique insight into our strategic process and into the management of our investment portfolio.

Mukya S. Porter serves as the Chief Compliance Officer of the Company and is the Chief Compliance Officer of OFS Capital, OCCI, RACR, OFSC, and OFS Advisor, in which capacity she oversees the compliance and risk management functions. Ms. Porter has over 10 years of experience advising investment advisers, investment banks and other financial institutions. Prior to joining OFSC, from 2012 to 2016, Ms. Porter served as a Senior Vice President of Compliance at Oaktree Capital Management, an alternative investment adviser where she was responsible for oversight of the firm’s code of ethics program and the day-to-day management of an affiliated limited-purpose broker dealer. Prior to Oaktree, Ms. Porter held the position of Vice President and Senior Compliance Officer at Pacific Investment Management Company, also known as PIMCO, from 2010 to 2012 and prior to that, from 2004 to 2010, worked, first, as a Vice President in the Legal department at Morgan Stanley Global Wealth Management and, subsequently, as a Vice President of Compliance at Morgan Stanley Investment Management. Ms. Porter received a Bachelor of Science degree, magna cum laude, in Biology from Howard University in 1996 and a J.D. from the University of California, Berkeley School of Law in 2001.
Ross A. Teune serves as our Chief Accounting Officer and is a Managing Director and the Chief Financial Officer of OFS Advisor. From 2010 to 2021, Mr. Teune was the Chief Financial Officer and Treasurer for Golub Capital BDC, Inc. (together with its affiliates, “Golub Capital”). From 2007 to 2010, Mr. Teune served as a Senior Vice President at Golub Capital, providing financial supervision and leadership over Golub Capital’s private limited partnerships. Prior to joining Golub Capital, from 2006 to 2007, Mr. Teune served as Vice President of Strategic Planning at Merrill Lynch Capital where he was responsible for evaluating and implementing new business initiatives and managing the company’s strategic planning process. From 2002 to 2006, Mr. Teune was Vice President of Financial Planning and Reporting at Antares Capital Corporation. Mr. Teune also worked at Heller Financial Corporation as Group Finance Officer of the Structured Finance Division from 1995 to 2002 and began his career at KPMG, LLP as a Senior Auditor from 1990 to 1995. Mr. Teune graduated from Hope College with a Bachelor of Science degree in Accounting and is a Certified Public Accountant (inactive).
Tod K. Reichert currently serves as our Corporate Secretary and as the Corporate Secretary of OFS Capital and OCCI, and as Managing Director, Chief Administrative Officer and General Counsel of OFS Advisor, in which capacity he oversees the legal and operational functions of the firm. Mr. Reichert has over 25 years of experience as a strategic business partner, providing advice on general corporate governance and transactional matters, with a focus on securities laws, compliance, corporate finance, debt and equity investments, and mergers and acquisitions. Prior to joining OFS Advisor, Mr. Reichert served as General Counsel, Chief Compliance Officer and Corporate Secretary of MCG Capital Corporation (Nasdaq: MCGC), managing the legal and compliance departments, overseeing complex litigation, and providing securities law, disclosure and transactional advice to the Board of Directors and senior management team, while serving as a member of the MCG credit committee and SBIC investment committee. Prior to joining MCG, Mr. Reichert worked as an attorney in private practice in New York, Princeton and Boston. Mr. Reichert received his J.D. from the Rutgers University School of Law - Newark and his BFA from the University of North Carolina. Mr. Reichert is NACD (National Association of Corporate Directors) Directorship Certified™ and has received a CERT Certificate in Cyber Oversight through the NACD's Cyber Oversight Program.
Code of Business Conduct
We have adopted a Code of Business Conduct that applies to, among others, our executive officers, including our Principal Executive Officer and Principal Financial Officer, as well as every officer, director and employee of the Company. The Company’s Code of Business Conduct is available on our website at www.hancockparkincome.com.
If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct, we will promptly disclose the nature of the amendment or waiver on our website at www.hancockparkincome.com. as well as file a Form 8-K with the SEC.
Committees of the Board of Directors
Our board of directors currently has two committees: an Audit Committee and a Nominating and Corporate Governance Committee.
Audit Committee. The Audit Committee operates pursuant to a charter approved by our board of directors. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist our board of directors in selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefor), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The Audit Committee is composed of Ms. Healy and Mr. Ranganathan, both of whom are considered independent for purposes of the 1940 Act. Ms. Healy serves as the chair of the Audit Committee. Ms. Healy qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the Audit Committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of OFS Advisor as defined in Section 2(a) (19) of the 1940 Act.

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
Board Role in Risk Oversight
Our board of directors performs its risk oversight function primarily through (i) its standing committees, which report to the entire board of directors and are comprised solely of independent directors and (ii) active monitoring of our Chief Compliance Officer and our compliance policies and procedures. For example, management of cybersecurity risks is the responsibility of the full board of directors. Oversight of other risks is delegated to the committees.
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
Portfolio Management
The management of our investment portfolio is the responsibility of OFS Advisor, which includes the Middle-Market Investment Committee and Structured Credit Investment Committee. The Advisor Investment Committees meet regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by OFS Advisor on its behalf. In addition, the Advisor Investment Committees review and determine whether to make prospective investments, and monitors the performance of the investment portfolio. Follow-on investments in existing portfolio companies may require Advisor Investment Committees’ approval beyond that obtained when the initial investment in the company was made.
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
In certain instances, management may seek the approval of our Board prior to the making of an investment. In addition to reviewing investments, the meetings of the Middle-Market Investment Committee serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are reviewed on a regular basis. Members of the investment team are encouraged to share information and views on credits with members of the Middle-Market Investment Committee early in their analysis. We believe this process improves the quality of the analysis and assists the deal team members in working efficiently.
None of OFS Advisor’s investment professionals receive any direct compensation from us in connection with the management of our portfolio. Certain of the Middle-Market Investment Committee members have ownership and financial interests in, and may receive compensation and/or profit distributions from, OFSAM Holdings and/or its subsidiaries.
Information regarding the Middle-Market Investment Committee is as follows:

Name	Age	Position
Richard S. Ressler	64	Chairman of OFSAM Holdings, Chairman of the Advisor Investment Committees
Jeffrey A. Cerny	59	Senior Managing Director of OFS Advisor
Bilal Rashid	52	Senior Managing Director of OFS Advisor
Kyde Sharp	46	Managing Director of OFS Advisor
Biographical information regarding members of the Middle-Market Investment Committee who are not directors or executive officers of the Company is as follows:
Richard S. Ressler is the director and chairman of CIM Commercial Trust Corporation since March 2014. Mr. Ressler is the founder and President of Orchard Capital Corporation (“Orchard Capital”), a firm through which Mr. Ressler oversees companies in which Orchard Capital or its affiliates invest. Through his affiliation with Orchard Capital, Mr. Ressler serves in various senior capacities with, among others, CIM Group, L.P. (together with its controlled affiliates, “CIM”), a community-focused real estate and infrastructure owner, operator, lender and developer, OFSAM Holdings, a holding company for asset management businesses, and OCV Management, LLC (“OCV”), an investor, owner and operator of technology companies. Mr. Ressler also serves as a board member for various public and private companies in which Orchard Capital or its affiliates invest, including as chairman of Ziff Davis, Inc. (Nasdaq: ZD) (f/k/a j2 Global, Inc.). Mr. Ressler served as Chairman and CEO of Ziff Davis, Inc. from 1997 to 2000 and, through an agreement with Orchard Capital, currently serves as its non-executive Chairman. In addition, he has also served as the Chief Executive Officer and President and as a director of CIM Real Estate Finance Trust, Inc. (“CMFT”), a non-listed REIT operated by an affiliate of CIM that invests primarily in net lease core real estate assets as well as real estate loans and other credit investments, since February 2018, and has served as the Chairman of its board of directors since August 2018. Mr. Ressler served as the Chief Executive Officer, President and a director of CIM Income NAV, Inc. (“CIM Income NAV”) from February 2018 to December 2021 and as the Chairman of the board of directors of CIM Income NAV and a member of nominating and corporate governance committee from August 2018 to December 2021 until CIM Income NAV’s merger with and into CMFT in December 2021. Mr. Ressler served as the Chief Executive Officer and

President and as a director of Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) from February 2018 and as the chairman of its board of directors from August 2018 until CCIT III’s merger with and into CMFT in December 2020. Mr. Ressler also served as a director of Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) from January 2019 until CCIT II’s merger with Griffin Capital Essential Asset REIT, Inc. (“GCEAR”), on March 1, 2021, and as a director of Cole Credit Property Trust V (“CCPT V”) from January 2019 until October 2019.
Mr. Ressler co-founded CIM in 1994 and, through an agreement with Orchard Capital, chairs its Executive, Investment, Allocation, Real Asset Management Committees as well as Investment Committee/Credit Subcommittee (“ICCS”). Mr. Ressler co-founded the predecessor of OFSAM Holdings in 2001 and, through an agreement with Orchard Capital, chairs its executive committee. Mr. Ressler co-founded OCV in 2016 and, through an agreement with Orchard Capital, chairs its executive committee. Prior to founding Orchard Capital, from 1988 until 1994, Mr. Ressler served as Vice Chairman of Brooke Group Limited, the predecessor of Vector Group, Ltd. (NYSE: VGR) and served in various executive capacities at such entity and its subsidiaries. Prior to Vector Group, Ltd., Mr. Ressler was with Drexel Burnham Lambert, Inc., where he focused on merger and acquisition transactions and the financing needs of middle-market companies. Mr. Ressler began his career in 1983 with Cravath, Swaine and Moore LLP, working on public offerings, private placements, and merger and acquisition transactions. Mr. Ressler holds a B.A. degree from Brown University, and J.D. and M.B.A. degrees from Columbia University. Mr. Ressler has in depth knowledge of CIM Urban’s business and operations and has extensive experience with, and knowledge of, business management and finance as a result of his experience with CIM, including as Co-Founder thereof.
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
Compensation of Directors
Our independent directors are entitled to receive annual cash retainer fees, determined based on our net assets as of the end of each fiscal quarter. In addition, our independent directors receive an additional annual fee for serving on one or more committees of our board of directors. Amounts payable under this arrangement are determined and paid quarterly in arrears as follows:

Net Asset Value	Annual Cash Retainer	Annual Committee Retainer (regardless of the number of committees the independent director serves on)
$0 to $50 million	$10,000	$2,500
$50 million to $100 million	$20,000	$2,500
Greater than $100 million	$30,000	$2,500

Compensation paid to our independent directors for the year ended December 31, 2022 was as follows:

Name	Total Compensation from Hancock Park Corporate Income, Inc.	Total Compensation from Fund Complex(3)
Elaine Healy	$12,500	$112,500
Ashwin Ranganathan(1)	$12,500	$112,500
Bilal Rashid (2)	$—	$—
Jeffrey A. Cerny(2)	$—	$—
Total	$25,000	$225,000
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
(3) The “Fund Complex” includes the Company, OFS Capital and OCCI.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The following table sets forth, as of March 14, 2023, the beneficial ownership of the nominee for director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 2,019,330 shares of common stock outstanding as of March 14, 2023.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon information furnished by the Company’s transfer agent and other information obtained from such persons, if available.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percentage of Class
Interested Director
Bilal Rashid	None	None
Independent Directors
Ashwin Ranganathan	None	None
Elaine E. Healy	None	None
Officers Who Are Not Directors
Jeffrey A. Cerny	None	None
Ross A. Teune	None	None
Mukya S. Porter	None	None
Tod K. Reichert	None	None
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
We entered into the Investment Advisory Agreement with OFS Advisor on July 15, 2016, pursuant to which we pay management fees and incentive fees to OFS Advisor. See “Item 1. Business–Investment Advisory Agreement,” and “Item 1. Business–Administration Agreement.” The Investment Advisory Agreement was approved by our Board on July 15, 2016, and became effective on August 30, 2016, when we satisfied the Minimum Offering Requirement. The Administration Agreement was approved by our board of directors on March 31, 2016, and became effective of July 15. 2016. The Investment Advisory Agreement and the Administration Agreement were each continued by our Board on April 5, 2022. Unless earlier terminated, the Investment Advisory Agreement and the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of our board of directors, including a majority of independent directors, or by the holders of a majority of our outstanding voting securities.
Relationship with OFS Advisor and Potential Conflicts of Interest
OFS Advisor and its affiliates manage other assets including those of other BDCs and registered investment companies, separately managed accounts, accounts for which OFS Advisor or its affiliates may serve as a sub-adviser and CLOs, and may manage other entities in the future, and these other funds and entities may have similar or overlapping investment strategies. Our executive officers, directors and members of the Middle-Market Investment Committee serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by OFS Advisor or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, OFS Advisor, currently serves as the investment adviser to OFS Capital, a publicly-traded BDC, that invests in senior secured loans of middle-market companies in the United States, similar to those we target for investment, including first-lien, second-lien and unitranche loans as well as subordinated loans and, to a lesser extent, warrants and other equity securities. OFS Advisor also serves as the investment adviser to OCCI, a closed-end management investment company that primarily invests in CLO debt and subordinated securities. Therefore, many investment opportunities will satisfy the investment criteria for both OFS Capital and us and, in certain instances, investment opportunities may be appropriate for OCCI and us. OFS Capital operates as a distinct and separate public company and any investment in our common stock will not be an investment in OFS Capital. In addition, our executive officers and two of our independent directors serve in substantially similar capacities for OFS Capital. Similarly, OFS Advisor and/or its affiliates may have other clients with, similar, different or competing investment objectives. In serving in these multiple capacities, our executive officers and directors, OFS Advisor and/or its affiliates, and members of the Middle-Market Investment Committee may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. As a result, we may not be given the opportunity to participate in certain investments made by investment funds, accounts or other investment vehicles managed by OFSAM Holdings and its other affiliates or by members of the Middle-Market Investment Committee. However, in order to fulfill its fiduciary duties to its clients, OFS Advisor intends to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with its allocation policy, investment objective and strategies so that we are not disadvantaged in relation to any other client. Furthermore, an affiliate of OFS Advisor owns $1 million of shares of our common stock. See “Item 1A. Risk Factors – Risks Related to OFS Advisor and its Affiliates — We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients.”
OFS Advisor, OFSAM Holdings and their other affiliates have both subjective and objective procedures and policies in place designed to manage the potential conflicts of interest between OFS Advisor’s fiduciary obligations to us and its similar fiduciary obligations to other clients. For example, such policies and procedures are designed to ensure that investment opportunities are allocated in a fair and equitable manner among us OFS Advisor’s other clients. An investment opportunity that is suitable for multiple clients of OFS Advisor and its affiliates may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act.
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
We may co-invest on a concurrent basis with OFS Advisor and its affiliates, unless doing so is impermissible under existing regulatory guidance, applicable regulations and OFS Advisor’s allocation policy. The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received the Order, which superseded a previous order that we received on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. We are generally permitted to co-invest with Affiliated Funds if, under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, we may file an application for an amendment to our existing Order to permit us to co-invest in our existing portfolio companies with certain affiliates that are private funds even if such other funds had not previously invested in such existing portfolio companies, subject to certain conditions. However, if filed, there is no guarantee that such application will be granted. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.”
We will not make any loans or other financing to OFS Advisor. OFS Advisor is prohibited from commingling our funds with the funds of any other entity or person for which it provides investment advisory or other services. We are permitted to invest in general partnerships and joint ventures with affiliates of OFS Advisor and non-affiliates provided certain conditions are met.
Our senior management, members of the Middle-Market Investment Committee and other investment professionals from OFS Advisor, OFSAM Holdings or its affiliates may serve as directors of, or in a similar capacity with, companies in which we invest or in which we are considering making an investment. Through these and other relationships with a company, these individuals may obtain material non-public information that might restrict our ability to buy or sell the securities of such company under the policies of the company or applicable law.
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
Director Independence
For information regarding the independence of our directors, see “Item 10. Directors, Executive Officers and Corporate Governance.”
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
Item 14.    Principal Accountant Fees and Services
The following table presents fees incurred by the Company for the years ended December 31, 2022 and 2021 for professional services rendered by the Company’s principal accounting firm, KPMG LLP (“KPMG”).

	Years ended December 31,
	2022	2021
Audit Fees	$306,440	$297,566
Audit-Related Fees	—	—
Tax Fees	54,703	51,467
All Other Fees	—	—
Total Fees	$361,143	$349,033
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
The Company’s Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent auditors for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment adviser and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which KPMG billed or has yet to bill the Company for the fiscal year ended December 31, 2022, were pre-approved by the Audit Committee.

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
		8-K (814-001185)	February 2, 2022

10.7	Business Loan Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated September 12, 2018	8-K (814-001185)	September 13, 2018

10.8	Promissory Note between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated September 12, 2018	8-K (814-001185)	September 13, 2018

10.9	Business Loan Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated September 9, 2019	8-K (814-001185)	September 11, 2019

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
10.10	Change in Terms to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated September 9, 2019	8-K (814-001185)	September 11, 2019

10.11	Commercial Security Agreement among Hancock Park Corporate Income, Inc. and Pacific Western Bank dated September 9, 2019	8-K (814-001185)	September 11, 2019

10.12	Amendment One to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated February 17, 2021	8-K (814-001185)	February 19, 2021

10.13	Change in Terms to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated February 17, 2021	8-K (814-001185)	February 19, 2021

10.14	Change in Terms to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated November 15, 2021	8-K (814-001185)	November 18, 2021

10.15	Amendment Number One to Change in Terms Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank date November 23, 2021	10-K (814-001185)	March 18, 2022

10.16	Amendment Two to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Pacific Western Bank dated September 7, 2022	8-K (814-001185)	September 7, 2022

10.17	Note Purchase Agreement dated November 27, 2019 by and between Hancock Park Corporate Income, Inc. and the Purchaser party thereto	8-K (814-001185)	December 2, 2019

10.18	Amendment to the Note Purchase Agreement by and between Hancock Park Corporate Income, Inc. and the Purchaser party thereto, dated September 23, 2021	8-K (814-001185)	September 24, 2021

11.1	Computation of earnings per share			+

14.1	Hancock Park Corporate Income, Inc. Code of Ethics	10-Q (814-001185)	November 10, 2022

14.2	Hancock Park Corporate Income, Inc. Code of Business Conduct	10-Q (814-01185)	November 13, 2017

21.1	List of Subsidiaries			*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended			*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

*	Filed herewith.
+	Included in statement of operations contained in this report
†	Furnished herewith.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK PARK CORPORATE INCOME, INC.

Date: March 17, 2023	/s/ Bilal Rashid
Bilal Rashid Chief Executive Officer, President and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 17, 2023	/s/ Bilal Rashid
Bilal Rashid, President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 17, 2023	/s/ Ashwin Ranganathan
Ashwin Ranganathan, Director

Date: March 17, 2023	/s/ Elaine E. Healy
Elaine E. Healy, Director

Date: March 17, 2023	/s/ Jeffrey A. Cerny
Jeffrey A. Cerny, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 17, 2023	/s/ Ross A. Teune
Ross A. Teune, Chief Accounting Officer (Principal Accounting Officer)