Form 10-Q
period 2023-03-31
Hancock Park Corporate Income, Inc.
filed 2023-05-12
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
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
Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 9, 2023 was 1,972,439.

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

Amended Expense Support Agreement	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of August 3, 2020, by and among the Company, OFS Advisor and CIM Capital
ASC	Accounting Standards Codification, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
CCO	CCO Capital, LLC, a Delaware limited liability company, the Company's dealer manager and affiliate to the Company, OFS Advisor and CIM Capital
CIM Capital	CIM Capital IC Management, LLC, an affiliate of OFS Advisor
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Company	Hancock Park Corporate Income, Inc. and its consolidated subsidiaries
Contractual Issuer Expenses	Salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in offering and other contractually-defined activities
Dealer Manager Agreement	Broker dealer management agreement dated August 3, 2020, by and among the Company, OFS Advisor, International Assets Advisory, LLC and CCO, and amended and restated on February 2, 2022
EBITDA	Earnings before interest, taxes, depreciation, and amortization
ESAs	The Amended Expense Support Agreement and the Second Amended Expense Support Agreement
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI-MB	HPCI-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor, dated July 15, 2016
LIBOR	London Interbank Offered Rate
NAV	Net asset value. NAV is calculated by aggregating our consolidated total assets less consolidated total liabilities and can be expressed in the aggregate or on a per share basis
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan

Term	Explanation or Definition
Note Purchase Agreement	An agreement between the Company and a qualified institutional investor, dated November 27, 2019, in which the Company sold in a private placement the Unsecured Note
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company for which OFS Advisor serves as investment adviser
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Advisers Act, focusing primarily on investments in middle market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments
OFS Capital	OFS Capital Corporation, a Delaware corporation and publicly traded BDC for which OFS Advisor serves as investment advisor
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a subsidiary of OFSAM Holdings, and a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSAM Holdings	Orchard First Source Asset Management Holdings, LLC, a holding company of asset management businesses, including OFS Advisor, a registered investment adviser focusing primarily on investments in middle market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments, and OFS CLO Management, LLC and OFS CLO II Management, LLC, each a registered investment adviser focusing primarily on investments in broadly syndicated loans
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Securities
Prime Rate	United States Prime interest rate
PWB Credit Facility	A senior secured revolving credit facility, as amended, with Pacific Western Bank, as lender, that provides for borrowings to the Company in an aggregate principal amount up to $20,000,000
RIC	Regulated investment company under the Code
SEC	United States Securities and Exchange Commission
Second Amended Expense Support Agreement	Second Amended and Restated Expense Support and Conditional Reimbursement Agreement dated February 2, 2022, between the Company and OFS Advisor, agreed to and accepted by CIM Capital
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Structured Finance Securities	CLO mezzanine debt, CLO subordinated note, CLO loan accumulation facility positions and other CLO related investments
Sub-Advisory Agreement	Sub-Advisory Agreement dated as of August 3, 2020, by and between OFS Advisor and CIM Capital, which was terminated on February 2, 2022
Transaction Price	The price in an arm's length transaction involving the same security
Unsecured Note	An agreement, as amended, with The HCM Master Fund Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands in which the Company sold in a private placement an unsecured note in an aggregate principal amount of $15,000,000

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
•the constraint on investments due to access to material nonpublic information;
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
•our plans to focus on providing first lien senior secured loans to larger borrowers and the impact of these plans on our risk profile, including our belief that the seniority of such loans in a borrower's capital structure may provide greater downside protection against adverse economic changes, including those caused by the impacts of the ongoing war between Russia and Ukraine, rising interest and elevated inflation rates, the risk of recession and of a failure to increase the U.S. debt ceiling, and related market volatility;
•the percentage of investments that bear interest on a floating rate or fixed rate basis;
•our ability to raise debt or equity capital as a BDC;
•the success of our current borrowings, and issuances of senior securities or future borrowings to fund the growth of our investment portfolio;
•the timing, form and amount of any distributions from our portfolio companies;
•the timing or amount of distribution payments to our stockholders;
•interest rate volatility, including the transition from LIBOR to SOFR and/or other alternative reference rate(s);
•the general economy and its impact on the industries in which we invest;
•the impact of current political, economic and industry conditions, including changes in the interest rate environment, inflation, significant market volatility, instability in the U.S. and international banking systems, ongoing supply chain and labor market disruptions, resource shortages and other conditions affecting the financial and capital markets on our business, financial condition, results of operations and the fair value of our portfolio investments;
•the impact of the ongoing war between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;

•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
•our ability to generate cash from: (i) the net proceeds of the Offering; (ii) cash flows from our operations; (iii) the PWB Credit Facility and any other financing arrangements we may enter into in the future; (iv) investment repayments or dispositions; and (v) any future offerings of our equity or debt securities;
•the belief that we have sufficient levels of liquidity to operate our business, support our existing portfolio companies and deploy capital in new investment opportunities;
•the belief that our cash balances are not exposed to any significant credit risk as a result of the recent banking failures;
•the impact that environmental, social and governance matters could have on our brand and reputation and our portfolio companies;
•the fluctuation of the fair value of our investments due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value; and
•the effect of new or modified laws or regulations governing our operations.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 17, 2023, and this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities

	March 31, 2023	December 31, 2022
	(unaudited)
Assets:
Non-control/non-affiliate investments, at fair value (amortized cost of $56,446,185 and $55,304,651, respectively)	$52,529,007	$52,270,532
Cash	2,185,105	973,147
Interest receivable	178,694	184,346
Subscriptions receivable	—	206,080
Prepaid expenses and other assets	41,993	9,973
Total assets	$54,934,799	$53,644,078

Liabilities:
Revolving line of credit	$17,140,000	$15,165,000
Unsecured note (net of discount and deferred debt issuance costs of $266,519 and $284,690, respectively)	14,733,481	14,715,310
Due to advisor and affiliates (see Note 3)	681,424	716,749
Accrued professional fees	168,000	163,875
Payable for repurchase of common stock	564,529	574,941
Distribution payable	166,868	165,808
Interest payable	88,773	82,181
Other liabilities	203,299	42,267
Total liabilities	33,746,374	31,626,131

Commitments and contingencies (see Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized, 1,972,439 and 1,959,902 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively; 0 and 17,792 shares subscribed as of March 31, 2023 and December 31, 2022, respectively	1,972	1,977
Paid-in capital in excess of par	25,836,999	25,885,923
Total distributable earnings (losses)	(4,650,546)	(3,869,953)
Total net assets	21,188,425	22,017,947

Total liabilities and net assets	$54,934,799	$53,644,078

Number of shares outstanding and subscribed	1,972,439	1,977,694
Net asset value per share	$10.74	$11.13

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2023	2022
Investment income
Interest income	$1,901,293	$1,077,852
Dividend income	172	—
Fee income	10,118	33,059
Total investment income	1,911,583	1,110,911

Operating expenses
Interest expense	564,715	277,889
Management fees	164,720	147,013
Incentive fees	124,703	—
Administrative fees	236,749	227,717
Professional fees	192,077	161,530
Other expenses	121,405	75,145
Amortization of deferred offering costs	3,822	14,174
Contractual Issuer Expenses	76,750	1,050
Total operating expenses	1,484,941	904,518
Less: Expense limitations under agreements with advisers (see Note 3)	(180,720)	(148,250)
Net operating expenses	1,304,221	756,268

Net investment income	607,362	354,643

Net realized and unrealized gain (loss) on investments
Net realized gain on investments	80,477	1,962
Income tax expense from realized gains on investments	(29,844)	(31,000)
Net unrealized depreciation on investments	(883,059)	(189,124)
Deferred tax expense from net unrealized appreciation/depreciation on investments	(62,153)	(1,808)
Net loss on investments	(894,579)	(219,970)

Net increase (decrease) in net assets resulting from operations	$(287,217)	$134,673

Net investment income per common share – basic and diluted	$0.30	$0.18
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$(0.14)	$0.07
Distributions declared per common share	$0.25	$0.25
Basic and diluted weighted average shares outstanding and subscribed	1,993,546	2,018,136

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at December 31, 2021	2,020,361	$2,020	$26,754,914	$(512,511)	$26,244,423
Net investment income	—	—	—	354,643	354,643
Net realized loss on investments, net of taxes	—	—	—	(29,038)	(29,038)
Net unrealized depreciation on investments, net of taxes	—	—	—	(190,932)	(190,932)
Tax reclassifications of permanent differences	—	—	(1,350)	1,350	—
Common stock subscribed	6,311	6	82,794	—	82,800
Repurchase of common stock	(53,204)	(53)	(687,343)	—	(687,396)
Distributions to stockholders	—	—	—	(508,267)	(508,267)
Net decrease for the three month period ended March 31, 2022	(46,893)	(47)	(605,899)	(372,244)	(978,190)
Balances at March 31, 2022	1,973,468	$1,973	$26,149,015	$(884,755)	$25,266,233

Balances at December 31, 2022	1,977,694	$1,977	$25,885,923	$(3,869,953)	$22,017,947
Net investment income	—	—	—	607,362	607,362
Net realized gain on investments, net of taxes	—	—	—	50,633	50,633
Net unrealized depreciation on investments, net of taxes	—	—	—	(945,212)	(945,212)
Tax reclassifications of permanent differences	—	—	(8,400)	8,400	—
Common stock issued	44,970	45	523,955	—	524,000
Repurchase of common stock	(50,225)	(50)	(564,479)	—	(564,529)
Distributions to stockholders	—	—	—	(501,776)	(501,776)
Net decrease for the three month period ended March 31, 2023	(5,255)	(5)	(48,924)	(780,593)	(829,522)
Balances at March 31, 2023	1,972,439	$1,972	$25,836,999	$(4,650,546)	$21,188,425

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(287,217)	$134,673
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized depreciation on investments, net of taxes	945,212	190,932
Net realized gain on investments	(80,477)	(1,962)
Income tax expense from realized gains on investments	29,844	31,000
Amortization of Net Loan Fees on investments	(114,900)	(54,741)
Amendment fees collected	8,071	6,024
Amortization of deferred debt issuance costs	18,613	18,172
Accretion of interest income on Structured Finance Securities	(362,886)	(211,594)
Paid-in-kind interest income	(4,962)	(4,520)
Purchase of portfolio investments	(1,243,161)	(6,205,171)
Proceeds from principal payments on portfolio investments	298,480	1,341,968
Sale or redemption of portfolio investments	—	—
Proceeds from distributions received from portfolio investments	362,643	243,007
Changes in operating assets and liabilities:
Interest receivable	5,652	(31,789)
Interest payable	6,592	405
Due to advisor and affiliates	(35,325)	(95,098)
Receivable for investment sold	—	1,612,224
Payable for investments purchased	—	1,915,808
Other assets and liabilities	36,356	(7,229)
Net cash used in operating activities	(417,465)	(1,117,891)

Cash flows from financing activities
Net proceeds from issuance of common stock	730,080	—
Distributions paid to stockholders	(500,716)	(520,126)
Borrowings under revolving line of credit	2,725,000	2,950,000
Repayments under revolving line of credit	(750,000)	(3,260,000)
Repurchase of common stock	(574,941)	(696,390)
Net cash provided by (used in) financing activities	1,629,423	(1,526,516)

Net increase (decrease) in cash	1,211,958	(2,644,407)
Cash at beginning of period	973,147	3,246,987
Cash at end of period	$2,185,105	$602,580

Supplemental disclosure of cash flow information and noncash financing activities:
Amortization of deferred offering costs limited by investment advisor (see Note 3)	$3,822	$14,174
Cash paid for interest	539,510	259,312
Subscription receivable	—	82,800

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2023

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
AIDC IntermediateCo 2, LLC	Computer Systems Design Services
Senior Secured Loan		11.06%	SOFR+	6.25%	7/8/2022	7/22/2027	$498,750	$489,083	$482,541	2.3%

Allen Media, LLC (9)	Cable and Other Subscription Programming
Senior Secured Loan		10.55%	SOFR+	5.50%	9/15/2022	2/10/2027	1,240,408	1,118,015	1,097,761	5.2

All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		12.03%	L+	7.25%	12/19/2019	8/20/2025	5,216,308	5,168,250	5,194,920	24.5

Astro One Acquisition Corporation	Other Miscellaneous Nondurable Goods Merchant Wholesalers
Senior Secured Loan		13.66%	L+	8.50%	1/31/2022	9/14/2029	1,000,000	897,292	513,190	2.4

Asurion, LLC (9)	Communication Equipment Repair and Maintenance
Senior Secured Loan		10.09%	L+	5.25%	6/28/2022	1/31/2028	2,000,000	1,686,915	1,673,500	7.9

Atlantis Holding, LLC (9)	Electronics and Appliance Stores
Senior Secured Loan		12.15%	SOFR+	7.25%	3/29/2022	3/31/2029	1,642,105	1,589,251	1,603,795	7.6

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		13.66%	L+	8.50%	6/10/2021	6/11/2028	1,325,758	1,310,938	1,305,929	6.2
Senior Secured Loan (Delayed Draw)		13.48%	L+	8.50%	6/10/2021	6/11/2028	357,657	353,622	352,307	1.7
							1,683,415	1,664,560	1,658,236	7.9

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2023

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Senior Secured Loan		12.41%	L+	7.25%	2/2/2022	6/8/2029	$833,333	$821,129	$729,731	3.4%

Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
Senior Secured Loan (Delayed Draw)		11.65%	SOFR+	6.50%	2/25/2022	2/25/2027	1,118,710	1,107,875	1,081,991	5.1
Senior Secured Loan (Revolver) (12)		n/m (5)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(1,008)	(4,235)	—
Common Equity (129 Class A units) (7)					2/25/2022			129,032	126,814	0.6
Preferred Equity (172 Class A units) 12.0% cash / 2.0% PIK								17,232	17,232	0.1
							1,118,710	1,253,131	1,221,802	5.8
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 units) (7)					3/27/2020			46,403	2,663	—

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		11.59%	L+	6.75%	9/28/2018	3/30/2029	2,068,608	2,026,059	2,049,979	9.7

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)					3/8/2018			115,154	154,737	0.7

Eblens Holdings, Inc. (7)	Shoe Store
Subordinated Loan (2)		13.00% PIK		N/A	7/13/2017	10/3/2025	268,917	242,365	—	—
Subordinated Loan (2)		13.00% PIK		N/A	7/13/2017	10/3/2025	268,917	242,365	—	—
Common Equity (19 units) (7)					10/3/2022			50,000	—	—
							537,834	534,730	—	—
Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Senior Secured Loan		13.34%	L+	8.50%	4/8/2021	6/26/2026	1,322,722	1,216,853	1,061,485	5.0

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2023

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		14.66% cash / 2.25% PIK	SOFR+	9.50%	10/25/2018	9/30/2025	$1,009,512	$987,577	$978,419	4.6%

Honor HN Buyer Inc.	Services for the Elderly and Persons with Disabilities
Senior Secured Loan		10.80%	SOFR+	5.75%	10/15/2021	10/15/2027	849,876	837,032	850,644	4.0
Senior Secured Loan (Delayed Draw) (12)		10.80%	SOFR+	5.75%	10/15/2021	10/15/2027	247,693	236,339	248,715	1.2
Senior Secured Loan (Revolver) (12)		n/m (5)	SOFR+	5.75%	10/15/2021	10/15/2027	—	(1,498)	—	—
							1,097,569	1,071,873	1,099,359	5.2
Idera	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		11.51%	L+	6.75%	1/27/2022	3/2/2029	1,000,000	1,000,000	948,887	4.5

Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		12.23%	SOFR+	7.00%	10/1/2018	10/1/2024	991,189	979,788	991,189	4.7
Senior Secured Loan (Revolver)		12.41%	SOFR+	7.00%	10/1/2018	10/1/2024	156,250	152,045	156,250	0.7
							1,147,439	1,131,833	1,147,439	5.4
KNS Acquisition Corp.	Electronic Shopping and Mail-Order Houses
Senior Secured Loan		11.17%	L+	6.25%	7/26/2021	4/21/2027	962,500	960,706	936,463	4.4

LogMeIn (9)	Data Processing, Hosting, and Related Services
Senior Secured Loan		9.59%	L+	4.75%	9/28/2022	8/31/2027	1,389,340	998,694	800,795	3.8

Metasource	All Other Business Support Services
Senior Secured Loan		11.17%	SOFR+	6.25%	5/17/2022	5/17/2027	693,000	687,281	653,293	3.1
Senior Secured Loan (Delayed Draw) (12)		n/m (5)	SOFR+	6.25%	5/17/2022	5/17/2027	—	(1,691)	(17,189)	(0.1)
							693,000	685,590	636,104	3.0

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2023

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Milrose Consultants, LLC	Administrative Management and General Management Consulting Services
Senior Secured Loan		11.65%	SOFR+	6.50%	7/16/2019	7/16/2025	$3,840,121	$3,840,121	$3,778,671	17.8%
Senior Secured Loan (Revolver) (12)		11.65%	SOFR+	6.50%	12/14/2021	7/16/2025	82,696	81,816	78,285	0.4
							3,922,817	3,921,937	3,856,956	18.2
One GI LLC	Offices of Other Holding Companies
Senior Secured Loan (Delayed Draw)		11.66%	SOFR+	6.75%	12/13/2021	12/22/2025	864,063	852,221	795,226	3.8
Senior Secured Loan (Delayed Draw) (12)		11.61%	SOFR+	6.75%	12/13/2021	12/22/2025	455,278	447,202	418,764	2.0
Senior Secured Loan (Revolver)		11.66%	SOFR+	6.75%	12/13/2021	12/22/2025	166,667	164,408	153,389	0.7
							1,486,008	1,463,831	1,367,379	6.5

RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 units) (7) (13)					1/17/2018			—	207,026	1.0

RC Buyer, Inc.	Other Automotive Mechanical and Electrical Repair and Maintenance
Senior Secured Loan		11.34%	L+	6.50%	6/24/2022	7/30/2029	1,125,000	1,084,659	1,012,500	4.8

RSA Security (9)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		12.56%	L+	7.75%	4/16/2021	4/27/2029	1,000,000	990,073	582,145	2.7

RumbleOn, Inc. (11)	Other Industrial Machinery Manufacturing
Senior Secured Loan		13.41%	L+	8.25%	8/31/2021	8/31/2026	$996,314	$956,983	$910,605	4.3%
Senior Secured Loan (Delayed Draw)		13.41%	L+	8.25%	8/31/2021	8/31/2026	301,435	297,499	275,503	1.3
Warrants (warrants to purchase up to $150,000 in stock) (7)					8/31/2021	7/25/2023 (15)		50,082	44	—
							1,297,749	1,304,564	1,186,152	5.6
Spear Education Holdings, LLC	Professional and Management Development Training
Senior Secured Loan		12.55%	SOFR+	7.50%		12/15/2027	498,750	486,634	486,634	2.3

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2023

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,)	Child Day Care Services
Senior Secured Loan		13.41%	L+	8.25%	7/26/2018	7/30/2026	$1,241,800	$1,223,046	$1,179,710	5.6%

SS Acquisition, LLC (6)	Sports and Recreation Instruction
Senior Secured Loan		11.70%	SOFR+	6.84%	12/30/2021	12/30/2026	625,000	620,314	619,994	2.9
Senior Secured Loan (Delayed Draw)		12.40%	SOFR+	7.59%	12/30/2021	12/30/2026	300,000	297,294	303,000	1.4
							925,000	917,608	922,994	4.3
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		12.84%	L+	8.00%	5/15/2018	4/30/2026	1,593,220	1,593,204	1,593,220	7.5

The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		11.84%	L+	7.00%	12/21/2021	12/22/2024	1,166,666	1,166,666	1,178,333	5.6
Senior Secured Loan (Revolver) (12)		11.84%	L+	7.00%	12/21/2021	12/22/2024	133,333	131,416	133,333	0.6
							1,299,999	1,298,082	1,311,666	6.2
Thryv, Inc. (9)	Directory and Mailing List Publishers
Senior Secured Loan		13.34%	L+	8.50%	2/18/2021	3/1/2026	1,688,743	1,662,651	1,681,363	7.8

Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
Senior Secured Loan		10.70%	L+	5.75%	10/14/2021	10/14/2026	1,325,568	1,320,855	1,285,801	6.1
Senior Secured Loan (Revolver) (12)		10.60%	L+	5.75%	10/14/2021	10/14/2026	37,500	36,720	30,882	0.1
							1,363,068	1,357,575	1,316,683	6.2
Tony's Fresh Market / Cardenas Markets	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured Loan		11.75%	SOFR+	6.75%	7/20/2022	8/1/2029	$1,990,000	$1,881,820	$1,861,925	8.8%

TruGreen Limited Partnership	Landscaping Services
Senior Secured Loan		13.33%	L+	8.50%	5/13/2021	11/2/2028	1,500,000	1,535,319	1,410,788	6.7

Total Debt and Equity Investments							$47,393,707	$46,184,101	$43,968,947	207.5%

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2023

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (4)	Percent of Net Assets
Structured Finance Securities (11)
Subordinated Notes, Mezzanine Debt and Other CLO-Related Investment
Apex Credit CLO 2020 Ltd.
Subordinated Notes (14) (16)		20.28%			11/16/2020	10/20/2031	$3,650,000	$3,333,415	$2,454,931	11.6%

Apex Credit CLO 2021 Ltd
Subordinated Notes (14) (16)		17.59%			5/28/2021	7/18/2034	1,480,000	1,251,804	1,023,558	4.8

Apex Credit CLO 2022-1A
Subordinated Notes (14) (16)		16.28%			4/28/2022	4/22/2033	1,892,824	1,535,492	1,377,588	6.5

CLO other (10) (14)		16.67%						18,791	25,486	0.1

Elevation CLO 2021-14 Ltd
Subordinated Notes (14) (16)		15.71%			9/21/2021	10/20/2034	1,750,000	1,459,771	1,225,697	5.8

Elevation CLO 2021-15, Ltd.
Subordinated Notes (14) (16)		16.67%			12/6/2021	1/5/2035	1,250,000	925,635	767,758	3.6

Monroe Capital MML CLO X, LTD.
Mezzanine Debt - Class E-R		13.55%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000,000	949,059	944,684	4.5

Regatta II Funding
Mezzanine Debt - Class DR2		11.78%	L+	6.95%	6/5/2020	1/15/2029	$800,000	$788,117	$740,358	3.5%

Total Structured Finance Securities							$11,822,824	$10,262,084	$8,560,060	40.4%

Total Investments							$59,216,531	$56,446,185	$52,529,007	247.9%

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2023
(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as “restricted securities” as such term is defined under Rule 6-03(f) of Regulation S-X or Rule 144 of the Securities Act.
(2)Investment was on non-accrual status as of March 31, 2023, meaning the Company has suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(3)A majority of the debt investments bear interest at rates determined by reference to LIBOR (L) or SOFR, and reset monthly, quarterly, or semi-annually. For all variable-rate investments, the schedule presents the spread over LIBOR or SOFR and the interest rate as of March 31, 2023. All investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
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
(6)The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of March 31, 2023:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
SS Acquisition, LLC	11.70%	11.09%	0.61%
SS Acquisition, LLC (Delayed Draw)	12.40%	11.19%	1.21%

(7)Non-income producing.
(8)Investments pledged as collateral under the PWB Credit Facility.
(9)Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.
(10) Fair value represents discounted cash flows associated with fees earned from CLO equity related investments.
(11) Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of March 31, 2023, approximately 81% of the Company's assets were qualifying assets.
(12) Subject to unfunded commitments. See Note 6.
(13) Investment held by HPCI-MB, a wholly owned subsidiary of the Company subject to corporate income tax.
(14) The interest rate disclosed on CLO subordinated note investments is the estimated effective yield, generally established at purchase and re-evaluated upon receipt of distributions, and based upon projected amounts and timing of future distributions and the projected amounts and timing of terminal principal payments at the time of estimation. The estimated yield and investment cost may ultimately not be realized.
(15) Represents expiration date of the warrants.
(16) Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated note investments. CLO subordinated note investments are entitled to recurring distributions which are generally equal to the residual cash flow of payments received on underlying securities less contractual payments to debt holders and fund expenses.

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2022

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Non-control/Non-affiliate Investments
AIDC IntermediateCo 2, LLC	Computer Systems Design Services
Senior Secured Loan		10.44%	SOFR+	6.25%	7/8/2022	7/22/2027	$500,000	$489,756	$485,701	2.2%

Allen Media, LLC (9)	Cable and Other Subscription Programming
Senior Secured Loan		10.23%	SOFR+	5.50%	9/15/2022	2/10/2027	1,243,605	1,113,070	1,024,034	4.7

All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		12.00%	L+	7.25%	12/19/2019	8/20/2025	5,229,715	5,176,429	5,182,696	23.5

Astro One Acquisition Corporation	Other Miscellaneous Nondurable Goods Merchant Wholesalers
Senior Secured Loan		13.23%	L+	8.50%	1/31/2022	9/14/2029	1,000,000	893,372	748,798	3.4

Asurion, LLC (9)	Communication Equipment Repair and Maintenance
Senior Secured Loan		9.63%	L+	5.25%	6/28/2022	1/31/2028	2,000,000	1,670,959	1,571,660	7.1

Atlantis Holdings, LLC (9)	Electronics and Appliance Stores
Senior Secured Loan		11.83%	SOFR+	7.25%	3/29/2022	3/31/2029	1,663,158	1,607,427	1,620,332	7.4

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		13.23%	L+	8.50%	6/10/2021	6/11/2028	1,325,758	1,310,236	1,298,663	5.9
Senior Secured Loan (Delayed Draw) (12)		13.23%	L+	8.50%	6/10/2021	6/11/2028	357,657	348,642	342,066	1.6
							1,683,415	1,658,878	1,640,729	7.5
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Senior Secured Loan		11.98%	L+	7.25%	2/2/2022	6/8/2029	833,333	820,643	770,191	3.5

Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
Senior Secured Loan (Delayed Draw)		11.33%	SOFR+	6.50%	2/25/2022	2/25/2027	954,839	946,911	920,128	4.2
Senior Secured Loan (Revolver) (12)		n/m (5)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(1,071)	(4,691)	—
Common Equity (129 Class A units) (7)					2/25/2022			129,032	109,758	0.5
							954,839	1,074,872	1,025,195	4.7

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2022

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 Common shares) (7)					3/27/2020			$46,403	$2,099	—%

Convergint Technologies	Security Systems Services (except Locksmiths)
Senior Secured Loan		11.07%	SOFR+	6.75%	9/28/2018	3/30/2029	$2,068,608	2,024,310	2,008,741	9.1

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)					3/8/2018			115,154	159,000	0.7

Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (17)		13.00% PIK	N/A		7/13/2017	10/3/2025	260,270	242,365	58,092	0.3
Subordinated Loan (17)		13.00% PIK	N/A		7/13/2017	10/3/2025	260,270	242,365	—	—
Common Equity (19 units) (12)					10/3/2022			50,000	—	—
							520,540	534,730	58,092	0.3
Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Senior Secured Loan		12.88%	L+	8.50%	4/8/2021	6/26/2026	1,322,722	1,208,792	1,247,042	5.7

Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		14.23% cash / 1.25% PIK	L+	9.50%	10/25/2018	9/30/2025	1,006,368	990,587	938,125	4.3

Honor HN Buyer Inc	Services for the Elderly and Persons with Disabilities
Senior Secured Loan		10.48%	SOFR+	5.75%	10/15/2021	10/15/2027	852,027	838,448	838,121	3.8
Senior Secured Loan (Delayed Draw) (12)		10.48%	SOFR+	5.75%	10/15/2021	10/15/2027	248,319	236,344	231,881	1.1
Senior Secured Loan (Revolver) (12)		n/m (5)	SOFR+	5.75%	10/15/2021	10/15/2027	—	(1,580)	(1,616)	—
							1,100,346	1,073,212	1,068,386	4.9
Idera	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		10.50%	L+	6.75%	1/27/2022	3/2/2029	1,000,000	1,000,000	933,090	4.2

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2022

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Inergex Holdings	Other Computer Related Services
Senior Secured Loan (2)		12.15% cash / 2.00% PIK	L+	7.00%	10/1/2018	10/1/2024	$991,189	$977,912	$991,189	4.5%
Senior Secured Loan (Revolver) (12)		n/m (5)			10/1/2018	10/1/2024	—	(4,894)	—	—
							991,189	973,018	991,189	4.5
KNS Acquisition Corp.	Electronic Shopping and Mail-Order Houses
Senior Secured Loan		10.42%	L+	6.25%	7/26/2021	4/21/2027	968,750	966,834	930,764	4.1

LogMeIn (9)	Data Processing, Hosting, and Related Services
Senior Secured Loan		9.14%	L+	4.75%	9/28/2022	8/31/2027	1,392,893	979,396	902,595	4.0

Metasource	All Other Business Support Services
Senior Secured Loan		10.69%	SOFR+	6.25%	5/17/2022	5/17/2027	694,750	688,674	647,898	2.9
Senior Secured Loan (12)		n/m (5)	SOFR+	6.25%	5/17/2022	5/17/2027	—	(2,060)	(20,231)	(0.1)
							694,750	686,614	627,667	2.8
Milrose Consultants, LLC	Administrative Management and General Management Consulting Services
Senior Secured Loan		11.33%	SOFR+	6.50%	7/16/2019	7/16/2025	3,849,947	3,849,946	3,782,968	17.2
Senior Secured Loan (Revolver) (12)		11.33%	SOFR+	6.50%	12/14/2021	7/16/2025	82,696	81,721	77,901	0.4
							3,932,643	3,931,667	3,860,869	17.6
One GI LLC (12)	Offices of Other Holding Companies
Senior Secured Loan		11.13%	L+	6.75%	12/13/2021	12/22/2025	866,250	853,318	812,176	3.7
Senior Secured Loan (Delayed Draw) (12)		11.14%	L+	6.75%	12/13/2021	12/22/2025	455,278	446,052	426,667	1.9
Senior Secured Loan (Revolver) (12)		n/m (5)	L+	6.75%	12/13/2021	12/22/2025	—	(2,463)	(10,404)	—
							1,321,528	1,296,907	1,228,439	5.6
RC Buyer, Inc.	Other Automotive Mechanical and Electrical Repair and Maintenance
Senior Secure Loan		11.23%	L+	6.50%	6/24/2022	7/30/2029	1,125,000	1,083,088	1,064,250	4.8

RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 Class A units) (7) (13)					1/17/2018			88,917	73,264	0.3

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2022

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
RSA Security	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		12.11%	L+	7.75%	4/16/2021	4/27/2029	$1,000,000	$989,670	$752,712	3.4%

RumbleOn, Inc. (11)	Other Industrial Machinery Manufacturing
Senior Secured Loan		12.98%	L+	8.25%	8/31/2021	8/31/2026	996,314	954,147	904,355	4.1
Senior Secured Loan (Delayed Draw) (12)		12.98%	L+	8.25%	8/31/2021	8/31/2026	301,435	297,288	261,325	1.2
Warrants (warrants to purchase up to $150,000 in common stock) (7)					8/31/2021	7/25/2023 (16)		50,082	277	—
							1,297,749	1,301,517	1,165,957	5.3
Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,)	Child Day Care Services
Senior Secured Loan		12.98%	L+	8.25%	7/26/2018	7/30/2026	1,241,800	1,221,651	1,199,701	5.4

SS Acquisition, LLC (6)	Sports and Recreation Instruction
Senior Secured Loan		11.10%	SOFR+	6.85%	12/30/2021	12/30/2026	625,000	620,006	613,871	2.8
Senior Secured Loan (Delayed Draw) (12)		11.84%	SOFR+	7.59%	12/30/2021	12/30/2026	250,000	247,618	243,323	1.1
							875,000	867,624	857,194	3.9
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		12.38%	L+	8.00%	5/15/2018	4/30/2026	1,593,220	1,593,203	1,593,220	7.2

The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		11.38%			12/21/2021	12/22/2024	1,166,666	1,166,666	1,178,333	5.4
Senior Secured Loan (Revolver) (12)		n/m (5)			12/21/2021	12/22/2024	—	(2,191)	—	—
							1,166,666	1,164,475	1,178,333	5.4
Thryv (9)	Directory and Mailing List Publishers
Senior Secured Loan		12.88%	L+	8.50%	2/18/2021	3/1/2026	1,838,618	1,807,811	1,816,407	8.2

Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
Senior Secured Loan		9.32%	L+	5.75%	10/14/2021	10/14/2026	1,328,932	1,323,878	1,328,932	6.0
Senior Secured Loan (Revolver) (12)		12.25%	PRIME+	4.75%	10/14/2021	10/14/2026	37,500	36,665	37,500	0.2
							1,366,432	1,360,543	1,366,432	6.2

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2022

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Tony's Fresh Market	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured loan		11.44%	SOFR+	6.75%	7/20/2022	8/1/2029	$1,995,000	$1,882,330	$1,844,130	8.4%

TruGreen Limited Partnership	Landscaping Services
Senior Secured Loan		12.91%	L+	8.50%	5/13/2021	11/2/2028	1,500,000	1,536,875	1,408,707	6.4

Total Debt and Equity Investments							$46,427,888	$45,230,736	$43,345,742	196.9%

Structured Finance Securities (11)
Apex Credit CLO 2020
Subordinated Notes (14) (15)		19.26%			11/16/2020	10/20/2031	$3,650,000	$3,266,125	$2,633,996	11.9%

Apex Credit CLO 2021 Ltd
Subordinated Notes (14) (15)		18.54%			5/28/2021	7/18/2034	1,480,000	1,234,427	1,053,101	4.8

Apex Credit CLO 2022-1A
Subordinated Notes (14) (15)		16.48%			4/28/2022	4/22/2033	1,892,824	1,480,489	1,519,519	6.9

CLO other (10)		16.95%						19,692	26,172	0.1

Elevation CLO 2021-14 Ltd
Subordinated Notes (14) (15)		16.05%			9/21/2021	10/20/2034	1,750,000	1,444,114	1,272,272	5.8

Elevation CLO 2021-15, Ltd.
Subordinated Notes (14) (15)		16.95%			12/6/2021	1/5/2035	1,250,000	906,083	808,448	3.7

Monroe Capital MML CLO X, LTD.
Mezzanine Debt - Class E-R		13.03%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000,000	945,055	873,648	3.9

Regatta II Funding
Mezzanine bond - Class DR2		11.03%	L+	6.95%	6/5/2020	1/15/2029	800,000	777,931	737,633	3.4

Total Structured Finance Securities							$11,822,824	$10,073,915	$8,924,790	40.5%

Total Investments							$58,250,712	$55,304,651	$52,270,532	237.4%

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
(14) The rate disclosed on CLO subordinated note investments is the estimated effective yield, generally established at purchase and re-evaluated upon receipt of distributions, and based upon projected amounts and timing of future distributions and the projected amounts and timing of terminal principal payments at the time of estimation. The estimated yield and investment cost may ultimately not be realized.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2022
(15) Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated note investments. CLO subordinated note investments are entitled to recurring distributions, which are generally equal to the residual cash flow of payments received on underlying securities less contractual payments to debt holders and fund expenses.
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
OFS Advisor, an affiliate of the Company and a registered investment adviser, manages the day-to-day operations of, and provides investment advisory services to, the Company. In addition, OFS Advisor serves as the investment adviser to OFS Capital, a publicly traded BDC with an investment strategy similar to that of the Company. OFS Advisor also serves as the investment adviser to OCCI, a non-diversified, externally managed, closed-end management investment company that is registered as an investment company under the 1940 Act and primarily invests in Structured Finance Securities. Additionally, OFS Advisor serves as the adviser to separately managed accounts and sub-adviser to investment companies managed by an affiliate. From August 3, 2020 through February 1, 2022, CIM Capital, an affiliate of the Company, OFS Advisor and CCO, and a registered investment adviser, served as the Company’s sub-adviser.
The Company intends to raise up to $200,000,000 through offering shares of its common stock to investors in a continuous offering in reliance on exemptions from the registration requirements of the Securities Act. Since August 3, 2020, CCO has served as the dealer manager in the Offering.
The Company may make investments through HPCI-MB, a wholly owned and consolidated subsidiary taxed under subchapter C of the Code that generally holds the Company’s equity investments in portfolio companies that are taxed as pass-through entities.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of presentation: The accompanying interim financial statements of the Company and related financial information have been prepared in accordance with GAAP in the United States of America for interim financial information and pursuant to ASC Topic 946, Financial Services–Investment Companies, the requirements for reporting on Form 10-Q, and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation as of, and for, the periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10 K for the year ended December 31, 2022, filed on March 17, 2023. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
Significant Accounting Policies: The following information supplements the description of significant accounting policies contained in Note 2 to the Company's financial statements included in the Company's Annual Report on Form 10 K for the year ended December 31, 2022.
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
Cash: The Company’s cash balances are maintained with a member bank of the Federal Deposit Insurance Corporation (“FDIC”) and at times, such balances exceed the FDIC insurance limit. The Company does not believe its cash balances are exposed to any significant credit risk. Cash balances are held in US Bank N.A. money market deposit accounts.
Concentration of credit risk: Aside from the Company’s investments, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company exceeds the federally insured limit. The Company places cash deposits only with high credit quality institutions that it believes will mitigate the risk of loss due to credit risk. The amount of loss due to credit risk from its

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

investments, if borrowers completely fail to perform according to the terms of the contracts, is equal to the sum of the Company’s recorded investments and the unfunded commitments disclosed in Note 6.
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
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to the Company and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to the Company are not impaired. OFS Advisor also serves as the investment adviser to OFS Capital and OCCI.
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
The second part of the incentive fee (the “Capital Gain Fee”) will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and will equal 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation at the end of such year, less all previous amounts paid in respect of the Capital Gain Fee. Since inception through March 31, 2023, the Company has not made a Capital Gain Fee payment.
The Company accrues the Capital Gain Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gain Fee relating to net unrealized appreciation is deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gain Fee previously accrued such that the amount of Capital Gain Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation).
The Investment Advisory Agreement will remain in effect from year-to-year upon annual approval by the Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the Company’s directors who are not “interested persons” as defined in the 1940 Act. The Board most recently approved the continuation of the Investment Advisory Agreement on April 5, 2023. The Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, and may be terminated by the Company or OFS Advisor without penalty upon not less than 60 days written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days written notice.
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
Administration Agreement: OFS Services furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to the Administration Agreement. The Board most recently approved the continuation of the Administration Agreement on April 5, 2023. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services. Amounts charged under the Administration Agreement exclude Contractual Issuer Expenses.
Equity Ownership: As of March 31, 2023, affiliates of OFS Advisor held 74,084 shares of common stock, which is approximately 3.8% of the Company’s outstanding shares of common stock.
Expenses recognized under agreements with OFS Advisor, CCO and OFS Services and distributions paid to affiliates for the three months ended March 31, 2023 and 2022 are presented below:

	Three Months Ended March 31,
	2023	2022
Management fees	$164,720	$147,013
Incentive fees	124,703	—
Administrative fees	236,749	227,717
Dealer manager fees	5,600	2,700
Reimbursements of offering and Contractual Issuer Expenses	8,400	1,350
Distributions paid to affiliates	18,803	18,803

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Expense Limitation Agreements:
The table below presents the contractual agreements between the Company and OFS Advisor and affiliates that provide or provided expense limitation for the period December 8, 2015 (inception) to date. The expense limitation clauses in these agreements were substantially identical, and as of March 31, 2023, all amounts are conditionally reimbursable to OFS Advisor for three years from the date such support is provided.

	Offering Costs and Contractual Issuer Expenses (collectively, the “Advisory Agreements”)	All Other Operating Expenses (collectively, the “ESAs”)
From August 3, 2020 to February 1, 2022	Sub-Advisory Agreement	Amended Expense Support Agreement
From February 2, 2022	Investment Advisory Agreement	Second Amended Expense Support Agreement
OFS Advisor’s obligation to provide expense support to the Company can be terminated at any time.
Expense limitations provided under the Advisory Agreements and ESAs for the three months ended March 31, 2023 and 2022, are presented below:

	Three Months Ended March 31,
	2023	2022
Net offering costs and Contractual Issuer Expenses limitations under the Advisory Agreements	$72,172	$13,874
Operating expense limitations under the ESAs	108,548	134,376
Total expense limitations	$180,720	$148,250
As presented below, the Company is conditionally obligated to reimburse OFS Advisor for aggregate expense support provided of $3,350,968 and $3,582,806 at March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023	December 31, 2022
Unreimbursed costs under the Advisory Agreements	$644,542	$650,768
Unreimbursed operating expense support under the ESAs	2,706,426	2,932,038
Total conditional reimbursement obligation under expense limitation agreements	$3,350,968	$3,582,806
Offering Costs and Contractual Issuer Expense Limitations: The Company is conditionally liable for offering costs and Contractual Issuer Expenses that OFS Advisor and affiliates have incurred, or OFS Advisor expects to incur on its behalf, throughout the Offering. The Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid have been recovered.
Unreimbursed offering costs and Contractual Issuer Expenses subject to conditional reimbursement as of March 31, 2023, are summarized below:

Period incurred	Unreimbursed Total	Expiration of reimbursement eligibility (1)
Three months ended June 30, 2020	$102,358	June 30, 2023
Three months ended September 30, 2020	24,300	September 30, 2023
Three months ended December 31, 2020	7,722	December 31, 2023
Year ended December 31, 2021	57,588	December 31, 2024
Year ended December 31, 2022	375,824	December 31, 2025
Three months ended March 31, 2023	76,750	March 31, 2026
Total unreimbursed offering costs and Contractual Issuer Expenses	$644,542
(1) Expenses are pooled monthly for the determination of their reimbursement expiration date and are summarized into quarterly and yearly pools for presentation purposes. Expirations of reimbursement eligibility for portions of each pool occurs at each month-end within the periods presented above.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

All Other Operating Expenses: All other operating expenses, not separately limited under the Advisory Agreements, are limited under the Second Amended Expense Support Agreement such that no distribution by the Company is deemed to be a return of capital contributed by its stockholders. For additional details, see the Company’s Annual Report on Form 10 K for the year ended December 31, 2022.
Unreimbursed support for operating expenses provided under the ESAs and conditions for reimbursement to OFS Advisor as of March 31, 2023, are summarized below:

		Other Operating Expense Ratio
Supported period	Amount of expense limitation	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share(1)	Expiration of reimbursement eligibility
Three months ended June 30, 2020	$425,718	6.1%	6.2%	7.2%	June 30, 2023
Three months ended September 30, 2020	452,480	6.7%	6.2%	7.2%	September 30, 2023
Three months ended December 31, 2020	404,258	6.6%	6.2%	7.2%	December 31, 2023
Three months ended March 31, 2021	253,800	6.5%	6.8%	7.2%	March 31, 2024
Three months ended June 30, 2021	264,533	7.6%	6.8%	7.1%	June 30, 2024
Three months ended September 30, 2021	652,774	6.8%	6.8%	7.1%	September 30, 2024
Three months ended December 31, 2021(2)	—	n/a	n/a	n/a	n/a
Three months ended March 31, 2022	134,376	7.2%	8.1%	7.0%	March 31, 2025
Three months ended June 30, 2022(2)	—	n/a	n/a	n/a	n/a
Three months ended September 30, 2022(2)	—	n/a	n/a	n/a	n/a
Three months ended December 31, 2022	9,939	8.5%	8.1%	7.8%	December 31, 2025
Three months ended March 31, 2023	108,548	10.2%	n/a(3)	8.0%	March 31, 2026
Total unreimbursed operating expense limitations provided under the ESAs	$2,706,426
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
(3)    Not meaningful. Annual Other Operating Expense Ratio upon which reimbursement is conditioned is based on the full-year results and will not be determined until after December 31, 2023.
As of March 31, 2023, the Company has not been required to reimburse OFS Advisor for a previously provided operating expense support payment.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 4. Investments
As of March 31, 2023, the Company had loans to 33 portfolio companies, of which 100% were senior secured loans at fair value. The Company also had equity investments in six portfolio companies and seven investments in Structured Finance Securities. As of March 31, 2023, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$45,291,468	80.2%	213.8%	$43,460,431	82.8%	205.1%
Subordinated debt investments	484,730	0.9	2.3	—	—	—
Preferred equity investments	17,232	—	0.1	17,232	—	0.1
Common equity and warrant investments	390,671	0.7	1.8	491,284	0.9	2.3
Total Portfolio Company Investments	46,184,101	81.8	218.0	43,968,947	83.7	207.5
Structured Finance Securities	10,262,084	18.2	48.4	8,560,060	16.3	40.4
Total investments	$56,446,185	100.0%	266.4%	$52,529,007	100.0%	247.9%
At March 31, 2023, all of the Company’s debt and equity investments were domiciled in the United States, while its Structured Finance Securities were domiciled in the Cayman Islands. These Structured Finance Securities generally hold underlying portfolios of investments in companies domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
All Other Business Support Services	$685,590	1.2%	3.2%	$636,105	1.2%	3.0%
Security Systems Services (except Locksmiths)	2,026,059	3.6	9.6	2,049,979	3.9	9.7
Arts, Entertainment, and Recreation
All Other Amusement and Recreation Industries	1,298,082	2.3	6.1	1,311,666	2.5	6.2
Landscaping Services	1,535,319	2.7	7.2	1,410,788	2.7	6.7
Education Services
Sports and Recreation Instruction	917,608	1.6	4.3	922,994	1.8	4.4
Professional and Management Development Training	486,634	0.9	2.3	486,634	0.9	2.3
Health Care and Social Assistance
Child Day Care Services	1,223,046	2.2	5.8	1,179,710	2.2	5.6
Home Health Care Services	987,577	1.7	4.7	978,419	1.9	4.6
Outpatient Mental Health and Substance Abuse Centers	1,664,560	2.9	7.9	1,658,236	3.2	7.8
Services for the Elderly and Persons with Disabilities	2,325,004	4.1	11.0	2,321,161	4.4	11.0
Information
Cable and Other Subscription Programming	1,118,015	2.0	5.3	1,097,761	2.1	5.2
Data Processing, Hosting, and Related Services	1,113,848	2.0	5.3	955,532	1.8	4.5
Directory and Mailing List Publishers	1,662,651	2.9	7.8	1,681,363	3.2	7.9
Software Publishers	—	—	—	207,026	0.4	1.0
Management of Companies and Enterprises
Offices of Other Holding Companies	1,463,831	2.6	6.9	1,367,379	2.6	6.5

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Manufacturing
Current-Carrying Wiring Device Manufacturing	$1,216,853	2.2%	5.7%	$1,061,485	2.0%	5.0%
Ice Cream and Frozen Dessert Manufacturing	821,129	1.5	3.9	729,731	1.4	3.4
Motorcycle, Bicycle, and Parts Manufacturing	1,357,575	2.4	6.4	1,316,683	2.5	6.2
Other Industrial Machinery Manufacturing	1,304,564	2.3	6.2	1,186,152	2.3	5.6
Other Services (except Public Administration)
Communication Equipment Repair and Maintenance	1,686,915	3.0	8.0	1,673,500	3.2	7.9
Other Automotive Mechanical and Electrical Repair and Maintenance	1,084,659	1.9	5.1	1,012,500	1.9	4.8
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	3,921,937	6.9	18.5	3,856,956	7.3	18.2
Computer Systems Design Services	489,083	0.9	2.3	482,541	0.9	2.3
Other Computer Related Services	1,131,833	2.0	5.3	1,147,439	2.2	5.4
Public Administration
Other Justice, Public Order, and Safety Activities	46,403	0.1	0.2	2,663	—	—
Retail Trade
Electronics and Appliance Stores	1,589,251	2.8	7.6	1,603,795	3.1	7.6
Electronic Shopping and Mail-Order Houses	960,706	1.7	4.5	936,463	1.8	4.4
Shoe Store	534,730	0.9	2.5	—	—	—
Supermarkets and Other Grocery (except Convenience) Stores	1,881,820	3.3	8.9	1,861,925	3.5	8.8
Wholesale Trade
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	1,990,073	3.5	9.4	1,531,032	2.9	7.2
Industrial Machinery and Equipment Merchant Wholesalers	1,593,204	2.8	7.5	1,593,220	3.0	7.5
Motor Vehicle Parts (Used) Merchant Wholesalers	5,168,250	9.3	24.4	5,194,919	9.9	24.4
Other Miscellaneous Nondurable Goods Merchant Wholesalers	897,292	1.6	4.2	513,190	1.0	2.4
Total Portfolio Company Investments	$46,184,101	81.8%	218.0%	$43,968,947	83.7%	207.5%
Structured Finance Securities	10,262,084	18.2	48.4	8,560,060	16.3	40.4
Total investments	$56,446,185	100.0%	266.4%	$52,529,007	100.0%	247.9%

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
At December 31, 2022, all of the Company’s debt and equity investments were domiciled in the United States, while its Structured Finance Securities were domiciled in the Cayman Islands. These Structured Finance Securities generally hold underlying portfolios of investments in companies domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
All Other Business Support Services	$686,614	1.2%	3.1%	$627,667	1.2%	2.9%
Landscaping Services	1,536,875	2.8	7.0	1,408,707	2.7	6.4
Security Systems Services (except Locksmiths)	2,024,310	3.7	9.2	2,008,741	3.8	9.1
Arts, Entertainment, and Recreation
All other amusement and recreation industries	1,164,476	2.1	5.3	1,178,333	2.3	5.4
Education Services
Sports and Recreation Instruction	867,624	1.6	3.9	857,194	1.6	3.9
Health Care and Social Assistance
Child Day Care Services	1,221,651	2.2	5.5	1,199,701	2.3	5.4
Home Health Care Services	990,587	1.8	4.5	938,125	1.8	4.3
Outpatient Mental Health and Substance Abuse Centers	1,658,878	3.0	7.5	1,640,729	3.1	7.5
Services for the Elderly and Persons with Disabilities	2,148,085	3.9	9.8	2,093,582	4.0	9.5
Information
Cable and Other Subscription Programming	1,113,070	2.0	5.1	1,024,034	2.0	4.7
Data Processing, Hosting, and Related Services	1,094,550	2.0	5.0	1,061,595	2.0	4.8
Directory and Mailing List Publishers	1,807,811	3.3	8.2	1,816,407	3.5	8.2
Software Publishers	88,917	0.2	0.4	73,264	0.1	0.3
Management of Companies and Enterprises
Offices of Other Holding Companies	1,296,908	2.3	5.9	1,228,439	2.4	5.6
Manufacturing

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Current-Carrying Wiring Device Manufacturing	$1,208,792	2.2%	5.5%	$1,247,042	2.4%	5.7%
Ice Cream and Frozen Dessert Manufacturing	820,643	1.5	3.7	770,191	1.5	3.5
Motorcycle, Bicycle, and Parts Manufacturing	1,360,544	2.5	6.2	1,366,432	2.7	6.2
Other Industrial Machinery Manufacturing	1,301,517	2.4	5.9	1,165,958	2.2	5.3
Other Services (except Public Administration)
Communication Equipment Repair and Maintenance	1,670,959	3.0	7.6	1,571,660	3.0	7.1
Other Automotive Mechanical and Electrical Repair and Maintenance	1,083,088	2.0	4.9	1,064,250	2.0	4.8
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	3,931,667	7.0	17.9	3,860,868	7.4	17.5
Computer Systems Design Services	489,756	0.9	2.2	485,701	0.9	2.2
Other Computer Related Services	973,017	1.8	4.4	991,189	1.9	4.5
Public Administration
Other Justice, Public Order, and Safety Activities	46,403	0.1	0.2	2,099	—	—
Retail Trade
Electronics and Appliance Stores	1,607,427	2.8	7.3	1,620,332	3.1	7.4
Electronic Shopping and Mail-Order Houses	966,834	1.7	4.4	930,764	1.8	4.2
Shoe Store	534,730	1.0	2.4	58,092	0.1	0.3
Supermarkets and Other Grocery (except Convenience) Stores	1,882,330	3.4	8.5	1,844,130	3.5	8.4
Wholesale Trade
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	1,989,670	3.6	9.0	1,685,802	3.3	7.7
Industrial Machinery and Equipment Merchant Wholesalers	1,593,203	2.9	7.2	1,593,220	3.0	7.2
Motor Vehicle Parts (Used) Merchant Wholesalers	5,176,429	9.3	23.5	5,182,696	9.9	23.5
Other Miscellaneous Nondurable Goods Merchant Wholesalers	893,370	1.6	4.1	748,797	1.4	3.4
Total debt and equity investments	$45,230,736	81.8%	205.4%	$43,345,742	83.0%	196.9%
Structured Finance Securities	10,073,915	18.2	45.8	8,924,790	17.0	40.5
Total investments	$55,304,651	100.0%	251.2%	$52,270,532	100.0%	237.4%

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Non-Accrual Loans: Management reviews, for placement on non-accrual status, all loans that become past due on principal and interest, and/or when there is reasonable doubt that principal, cash interest, or PIK interest will be collected. When a loan is placed on non-accrual status, unpaid interest is credited to income and reversed. Additionally, Net Loan Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. As of March 31, 2023, the aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $484,730 and $0, respectively, and as of December 31, 2022 was $484,730 and $58,092, respectively.
Portfolio Concentration: As of March 31, 2023 and December 31, 2022, approximately 23% and 22%, respectively, of the Company’s net assets were comprised of Structured Finance Securities managed by a single adviser.
As of March 31, 2023, the Company’s senior secured debt investment in All Star Auto Lights, Inc. accounted for 10% and 25% of its total portfolio at fair value and its total net assets, respectively.
Note 5. Fair Value of Financial Instruments
The Company’s investments are carried at fair value and determined in accordance with a documented valuation policy that is applied in a consistent manner. On September 7, 2022, pursuant to Rule 2a-5 of the 1940 Act (“Rule 2a-5”), the Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to the Company’s investments, commencing with the quarter ended September 30, 2022, and the Board maintains oversight of OFS Advisor in its capacity as valuation designee, as prescribed in Rule 2a-5.
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
The inputs into the determination of fair value are based upon the best information under the circumstances and may require management to exercise significant judgment or estimation. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. The Company generally categorizes its investment portfolio into Level 3, and to a lesser extent Level 2, of the hierarchy.
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 senior securities for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Transfers from Level 2 to Level 3	$—	$—
Transfers from Level 3 to Level 2	582,145	967,503
Transfers between levels during the reporting periods were due to availability of reliable Indicative Prices in those periods.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from rising interest rates and elevated inflation rates, the ongoing war between Russia and Ukraine, instability in the U.S. and international banking systems, the risk of recession and of a failure to increase the U.S. debt ceiling and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company's investments.
The following tables present the Company's investment portfolio measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, respectively:

Security	Level 1	Level 2	Level 3	Fair Value at March 31, 2023
Debt investments	$—	$7,439,359	$36,021,072	$43,460,431
Equity investments	—	—	508,516	508,516
Structured Finance Securities	—	—	8,560,060	8,560,060
	$—	$7,439,359	$45,089,648	$52,529,007

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2022
Debt investments	$—	$6,935,028	$36,066,314	$43,001,342
Equity investments	—	—	344,400	344,400
Structured Finance Securities	—	—	8,924,790	8,924,790
	$—	$6,935,028	$45,335,504	$52,270,532

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The following tables provide quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of March 31, 2023 and December 31, 2022. In addition to the techniques and unobservable inputs noted in the tables below and in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets.

	Fair Value at March 31, 2023	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$31,767,553	Discounted cash flow	Discount rates	9.72% - 20.37% (12.97%)
Senior secured	513,190	Market approach	EBITDA multiples	9.50x - 9.50x (9.50x)
Senior secured	3,740,329	Market approach	Transaction Price
Subordinated(2)	—	Market approach	Revenue multiples	0.40x - 0.40x (0.40x)

Structured Finance Securities:
Subordinated notes and other CLO equity related investments(1)	6,875,018	Discounted cash flow	Discount rates	9.68% - 34.50% (25.27%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Mezzanine debt	1,685,042	Discounted cash flow	Discount margin	9.15% - 9.95% (9.60%)
			Constant default rate	2.00% - 3.00% (2.56%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	17,232	Market Approach	Transaction Price
Common equity and warrants	284,258	Market approach	EBITDA multiples	3.88x - 8.25x (7.52x)
Common equity and warrants(2)	—	Market approach	Revenue multiples	0.40x - 0.40x (0.40x)
Common equity and warrants	207,026	Market approach	Transaction Price
	$45,089,648
(1) The cash flows utilized in the discounted cash flow calculations assume: (i) immediate liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices; and (ii) redeployment of proceeds at the issuing CLO’s assumed reinvestment rate.
(2)    As of March 31, 2023, the fair value of the investments was $0.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

	Fair Value at December 31, 2022	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$35,930,321	Discounted cash flow	Discount rates	10.21% - 20.71% (13.44%)
Senior secured	77,901	Market approach	Revenue multiples	0.46x - 0.46x (0.46x)
Subordinated	58,092	Market approach	EBITDA multiples	10.5x - 10.5x (10.5x)

Structured Finance Securities:
Subordinated notes and other CLO equity related investments(1)	7,313,509	Discounted cash flow	Discount rates	9.68% - 24.00% (18.78%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Mezzanine debt	1,611,281	Discounted cash flow	Discount margin	9.15% - 11.60% (10.48%)
			Constant default rate	2.00% - 3.00% (2.54%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Common equity and warrants	344,400	Market approach	EBITDA multiples	3.72x - 11.75x (8.29x)
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
Changes in market credit spreads or events impacting the credit quality of the underlying portfolio company (both of which could impact the discount rate), as well as changes in EBITDA and/or EBITDA multiples, among other things, could have a significant impact on fair values, with the fair value of a particular debt investment susceptible to change in inverse relation to the changes in the discount rate. Changes in EBITDA and/or EBITDA multiples, as well as changes in the discount rate, could have a significant impact on fair values, with the fair value of an equity investment susceptible to change in tandem with the changes in EBITDA and/or EBITDA multiples, and in inverse relation to changes in the discount rate. Due to the wide range of approaches used in developing input assumptions to these valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The following tables present changes in the investment measured at fair value using Level 3 inputs for the three months ended March 31, 2023 and 2022, respectively:

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2022	$36,008,222	$58,092	$—	$344,400	$8,924,790	$45,335,504
Net unrealized appreciation (depreciation) on investments	(553,190)	(58,092)	—	235,802	(552,900)	(928,380)
Net realized gain on investments	—	—	—	84,819	—	84,819
Amortization of Net Loan Fees	46,167	—	—	—	14,190	60,357
Paid-in-kind interest income	4,962	—	—	—	—	4,962
Accretion of interest income on Structured Finance Securities	—	—	—	—	362,886	362,886
Proceeds from principal payments on portfolio investments	(120,802)	—	—	—	—	(120,802)
Sale or redemption of portfolio investments	—	—	—	—	—	—
Purchase of portfolio investments	1,225,429	—	17,232	—	—	1,242,661
Proceeds from distributions received from portfolio investments	—	—	—	(173,737)	(188,906)	(362,643)
Amendment fees collected	(7,571)	—	—	—	—	(7,571)
Transfers out of Level 3	(582,145)	—	—	—	—	(582,145)
Level 3 assets, March 31, 2023	$36,021,072	$—	$17,232	$491,284	$8,560,060	$45,089,648

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Notes	Total
Level 3 assets, December 31, 2021	$31,733,653	$476,279	$—	$360,220	$9,995,693	$42,565,845
Net unrealized depreciation on investments	(82,538)	(8,509)	—	(23,979)	(57,700)	(172,726)
Net realized gain on investments	5,436	—	—	—	—	5,436
Amortization of Net Loan Fees	39,176	327	—	—	13,208	52,711
Paid-in-kind interest income	3,309	1,211	—	—	—	4,520
Accretion of interest income on Structured Finance Notes	—	—	—	—	211,594	211,594
Proceeds from principal payments on portfolio investments	(1,308,879)	—	—	—	—	(1,308,879)
Purchase of portfolio investments	6,076,139	—	—	129,032	—	6,205,171
Proceeds from distributions received from portfolio investments	—	—	—	—	(243,007)	(243,007)
Amendment fees collected	(6,024)	—	—	—	—	(6,024)
Transfers out of Level 3	(967,503)	—	—	—	—	(967,503)
Level 3 assets, March 31, 2022	$35,492,769	$469,308	$—	$465,273	$9,919,788	$46,347,138

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the three months ended March 31, 2023 and 2022, attributable to the Company’s Level 3 assets still held at those respective period ends, was as follows:

	Period ended March 31,
	2023	2022
Senior secured debt investments	$(379,735)	$(63,066)
Subordinated debt investments	(58,093)	(8,509)
Preferred equity	—	—
Common equity and warrants	235,802	(23,979)
Structured Finance Securities	(552,899)	(25,015)
Net unrealized depreciation on investments held	$(754,925)	$(120,569)
Other Financial Assets and Liabilities
The Company provides disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments, such as cash, receivables and payables, approximate the fair value of such items due to the short maturity of such financial instruments. The PWB Credit Facility is a variable rate instrument and fair value is estimated to approximate carrying value as of March 31, 2023 and December 31, 2022.
The following tables present the fair value measurements of the Company's debt and indicate the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of March 31, 2023 and December 31, 2022:

	March 31, 2023
Description	Level 1	Level 2	Level 3(1)	Total
PWB Credit Facility	$—	$—	$17,140,000	$17,140,000
Unsecured Note	—	—	13,415,199	13,415,199
Total debt, at fair value	$—	$—	$30,555,199	$30,555,199

	December 31, 2022
Description	Level 1	Level 2	Level 3(1)	Total
PWB Credit Facility	$—	$—	$15,165,000	$15,165,000
Unsecured Note	—	—	12,985,186	12,985,186
Total debt, at fair value	$—	$—	$28,150,186	$28,150,186
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

The following table sets forth the carrying values and fair values of the Company’s debt as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
PWB Credit Facility	$17,140,000	$17,140,000	$15,165,000	$15,165,000
Unsecured Note	14,733,481	13,415,199	14,715,310	12,985,186
Total debt	$31,873,481	$30,555,199	$29,880,310	$28,150,186
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 6. Commitments and Contingencies
As of March 31, 2023 and December 31, 2022, the Company had outstanding commitments to fund investments under various undrawn revolvers and other credit facilities totaling $2,009,645 and $3,097,992, respectively.
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2023.
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
Note 7. Borrowings
PWB Credit Facility: On September 12, 2018, the Company entered into the PWB Credit Facility. The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.75% margin and includes an unused commitment fee for any unused portion in excess of $3,000,000, equal to 0.50% per annum on any unused portion, payable monthly in arrears.
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
As of March 31, 2023 and December 31, 2022, the Company had $17,140,000 and $15,165,000, respectively, of outstanding debt under the PWB Credit Facility. As of March 31, 2023, the unused commitment under the PWB Credit Facility was $2,860,000, subject to a borrowing base and other covenants.
For the three months ended March 31, 2023 and 2022, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the PWB Credit Facility were as follows:

	Three Months Ended March 31,
	2023	2022
Stated interest expense(1)	$339,852	$53,467
Amortization of debt issuance costs	441	—
Total interest and debt financing costs	$340,293	$53,467
Cash paid for interest expense	$333,260	$53,062
Effective interest rate	8.57%	5.75%
Average outstanding balance	$15,889,722	$3,719,333
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
On each of March 31, 2023 and December 31, 2022, the Company’s Unsecured Note had an aggregate outstanding principal of $15,000,000.
For the three months ended March 31, 2023 and 2022, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Note were as follows:

	Three Months Ended March 31,
	2023	2022
Stated interest expense	$206,250	$206,250
Amortization of debt issuance costs	18,172	18,172
Total interest and debt financing costs	$224,422	$224,422
Cash paid for interest expense	$206,250	$206,250
Effective interest rate	5.98%	5.98%
Average outstanding balance	$15,000,000	$15,000,000
For the three months ended March 31, 2023 and 2022, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended March 31,
	2023	2022
Average dollar borrowings	$30,889,722	$18,719,333
Weighted average effective interest rate	7.31%	5.94%

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 8. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Per share operating performance:
Net asset value per share at beginning of period	$11.13	$12.99
Net investment income(1)	0.30	0.18
Net realized gain (loss) on non-control/non-affiliate investments, net of taxes(1)	0.03	(0.02)
Net unrealized depreciation on non-control/non-affiliate investments, net of taxes(1)	(0.47)	(0.09)
Total income (loss) from operations	(0.14)	0.07
Distributions(2)	(0.25)	(0.25)
Issuance and repurchase of common stock(1)(3)	—	(0.01)
Net asset value per share at end of period	$10.74	$12.80
Total return based on net asset value(4)(5)	(1.2)%	9.2%
Shares outstanding and subscribed at end of period	1,972,439	1,973,468
Weighted average shares outstanding and subscribed	1,993,546	2,018,136
Ratio/Supplemental Data
Average net asset value(6)	$21,603,186	$25,755,328
Net asset value at end of period	$21,188,425	$25,266,233
Net investment income	$607,362	$354,643
Ratio of net operating expenses to average net assets(7)	24.1%	11.7%
Ratio of net investment income to average net assets(7)	11.2%	5.5%
Portfolio turnover(8)	1.3%	3.5%
(1)Calculated on the average share method.
(2)The per share data for distributions is the actual amount of distributions declared per share during the period. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its estimated ICTI for the full year and distributions paid for the full year. The Company anticipates its distributions to be comprised 100% from net investment income.
(3)The issuance of common stock on a per share basis reflects the incremental net asset value change as a result of the issuance of shares of common stock in the Offering, the retirement of shares from the Company’s repurchases of common stock and the dilutive or anti-dilutive impact from significant changes in weighted-average shares outstanding during the year.
(4)Calculated as ending net asset value less beginning net asset value, adjusting for cumulative monthly distributions reinvested at the Company’s quarter-end net asset value.
(5)Not annualized.
(6)Based on the average of the net asset value at the beginning and end of the indicated period and, if applicable, the preceding calendar quarters.
(7)Annualized.
(8)Portfolio turnover rate is calculated using the lesser of period-to-date sales, portfolio investment distributions and principal payments or period-to-date purchases over the average of the invested assets at fair value.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 9. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued or subscribed in the Offering during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	44,970	$560,000	6,311	$90,000
Commissions and dealer manager fees	—	(36,000)	—	(7,200)
Net proceeds to the Company	44,970	$524,000	6,311	$82,800
Repurchases of Shares
The following table summarizes the common stock repurchases by the Company for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
	Shares	Amount	Shares	Amount
Repurchase of common stock	50,225	$564,529	53,204	$687,396
All repurchased shares were retired upon acquisition.
Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the three months ended March 31, 2023 and 2022. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount	Cash Distribution
Three Months Ended March 31, 2022
January 26, 2022	January 27, 2022	April 15, 2022	$0.0846	$170,923
February 23, 2022	February 24, 2022	April 15, 2022	0.0846	170,923
March 28, 2022	March 29, 2022	April 15, 2022	0.0846	166,421
Total			$0.2538	$508,267

Three Months Ended March 31, 2023
January 26, 2023	January 27, 2023	February 6, 2023	$0.0846	$167,313
February 23, 2023	February 24, 2023	March 6, 2023	0.0846	167,595
March 29, 2023	March 29, 2023	April 5, 2023	0.0846	166,868
Total			$0.2538	$501,776
The above distributions were funded, in part, through the reimbursement of certain operating expenses under the ESAs. The Second Amended Expense Support Agreement is designed to ensure no portion of the Company’s distribution to stockholders will be paid from Offering proceeds, such that no distribution is deemed to be a return of capital contributed by its stockholders, and will provide for expense reduction payments to the Company in any quarterly period in which the Company's aggregate distributions to stockholders exceeds the Company’s cumulative ICTI and net realized gains. The Second Amended Expense Support Agreement may be terminated by OFS Advisor, without payment of any penalty, with or without notice to the Company. However, the Second Amended Expense Support Agreement is subordinated to the PWB Credit Facility, and prior to cancelling the Second Amended Expense Support Agreement, OFS Advisor must provide Pacific Western Bank with 30 days advance written notice of termination of the Second Amended Expense Support Agreement.
The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its estimated ICTI for the full year and distributions paid for the full year. Each year, a statement on Form 1099-DIV identifying the tax character of distributions is mailed to the Company’s stockholders.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 10. Subsequent Events Not Disclosed Elsewhere
On April 25, 2023, the Board declared a distribution of $0.0846 per common share, which represents an 8.4% distribution yield based on the Company’s common stock offering price as of April 27, 2023, payable on May 5, 2023 to stockholders of record on April 26, 2023.
On May 9, 2023, the Board approved a tender offer, commencing on May 31, 2023, to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ending March 31, 2023.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. For additional overview information on the Company, see “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 17, 2023.
Overview
    Key performance metrics per common share are presented below:

	March 31, 2023	December 31, 2022
Net asset value	$10.74	$11.13

	Three Months Ended
	March 31, 2023	December 31, 2022
Net investment income	$0.30	$0.25
Net decrease in net assets resulting from operations	(0.14)	(0.26)
Distributions declared	0.25	0.25
Our NAV per share decreased from $11.13 at December 31, 2022 to $10.74 per common share at March 31, 2023, primarily due to net losses on our investment portfolio of $894,579, or $0.45 per common share.
For the quarter ended March 31, 2023, total investment income increased $140,330, or $0.07 per common share, compared to the prior quarter, primarily due to an increase in interest income. Interest income increased $141,235 compared to the prior quarter, primarily due to an increase in our portfolio’s weighted-average performing income yield to 13.8% from 13.0% in the prior quarter. The increase in our weighted-average performing income yield was primarily due to rising interest rates, as 100% of our performing loan portfolio at fair value consisted of floating rate loans. We continue to believe that our loan portfolio is well positioned and will continue to produce strong net investment income and perform well in the current interest rate environment.
For the quarter ended March 31, 2023, net loss on investments of $894,579 was primarily due to unrealized depreciation on our debt investments and Structured Finance Securities of $565,961 and $552,899, respectively, and partially offset by unrealized appreciation of $235,801 on our equity investments.
For the quarter ended March 31, 2023, our weighted-average debt interest costs increased to 7.31% compared to 6.95% for the quarter ended December 31, 2022, due to an increase in the cost of debt on our PWB Credit Facility resulting from Prime Rate increases. As of March 31, 2023, 47% of our total outstanding debt was fixed rate and contractually matures in 2026.
At March 31, 2023, our asset coverage ratio of 166% exceeded the minimum asset coverage requirement of 150% under the 1940 Act, and we remained in compliance with all applicable covenants under our outstanding debt facilities. As of March 31, 2023, we had access to $2,860,000 under our PWB Credit Facility, subject to a borrowing base and other covenants. Based on our regulatory asset coverage ratio as of March 31, 2023, we could access our unused line of credit of $2,860,000 under the PWB Credit Facility, subject to the provisions of the borrowing base as of any borrowing date, and remain in compliance with asset coverage ratio requirements. As of March 31, 2023, we had unfunded loan commitments of $2,009,645 to eight portfolio companies. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and expect to continue to selectively deploy capital in new investment opportunities in this challenging environment.
On April 25, 2023, our Board declared a $0.0846 per common share distribution, which represents an 8.4% distribution yield based on our common stock offering price as of April 27, 2023, payable on May 5, 2023 to stockholders of record on April 26, 2023.
We are also subject to financial risks, including changes in market interest rates. As of March 31, 2023, approximately $43.5 million (aggregate fair value) of our debt investments bore interest at variable rates. We have prepared and planned for the transition away from LIBOR by incorporating alternate reference rates to be used in our credit agreements. As of March 31, 2023, a majority of our variable rate loans at fair value have transitioned from LIBOR to SOFR with minimal impact to us.

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
•The Administration Agreement with OFS Services, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See “Item 1. Financial Statements — Notes to Consolidated Financial Statements – Note 3.”
•Expense Limitation Agreements: OFS Advisor limits our incurred expenses under the (1) Investment Advisory Agreement that contains provisions limiting organization and offering costs and Contractual Issuer Expenses and (2) Second Amended Expense Support Agreement that limits all other operating expenses. From August 3, 2020 through February 1, 2022, CIM Capital limited our incurred expenses under the (i) Sub-Advisory Agreement that contained provisions limiting organization and offering costs and Contractual Issuer Expenses and (ii) Amended Expense Support Agreement that limited all other operating expenses. All current agreements contain conditions pursuant to which we may become obligated to reimburse OFS Advisor for expense limitations provided thereunder. See “Item 1. Financial Statements — Notes to Consolidated Financial Statements – Note 3.”
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to OFS Capital and OCCI. OFS Advisor provides sub-advisory services to (i) CMFT Securities Investments, LLC, a wholly owned subsidiary of CIM Real Estate Finance Trust, Inc., a corporation that qualifies as a real estate investment trust and (ii) CIM Real Assets & Credit Fund, an externally managed registered investment company that operates as an interval fund that invests primarily in a combination of real estate, credit and related investments.
    The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received the Order, which superseded a previous order that we received on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. We are generally permitted to co-invest with Affiliated Funds if, under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In addition, we may file an application for an amendment to our existing Order to permit us to participate in follow-on investments in our existing portfolio companies with private funds that do not hold any investments in such existing portfolio companies. However, if filed, there is no guarantee that such application will be granted.
Conflicts may arise when an account managed by OFS Advisor makes an investment in conjunction with an investment being made by an Affiliated Account, or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Potential conflicts arise when addressing, among other things, questions as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced. For additional information see “Item 1. Business — Regulation — Conflicts of Interest” and “Item 1A. Risk Factors — Risks Related to OFS Advisor and its Affiliates — We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 17, 2023.

Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those relating to revenue recognition, expense limitation agreements and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board. For descriptions of our revenue recognition and fair value policies, see “Item 8. Financial Statements - Notes to Consolidated Financial Statements - Note 2” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 17, 2023.
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments at March 31, 2023:

	Fair Value at March 31, 2023	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior secured	$43,460,431	$42,893,063	$44,044,186
Subordinated	—	—	—

Structured Finance Securities:
Subordinated notes and other CLO equity related investments	6,875,018	6,589,100	7,160,936
Mezzanine debt	1,685,042	1,658,266	1,711,817

Equity investments:
Common equity and warrants	491,284	450,237	532,482
Preferred Equity	17,232	17,232	17,232
	$52,529,007	$51,607,898	$53,466,653
Portfolio Composition and Investment Activity
Portfolio Composition
The following table summarizes the composition of our Portfolio Company Investments as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments	$45,291,468	$43,460,431	$44,266,418	$42,943,250
Subordinated debt investments	484,730	—	484,730	58,092
Preferred equity investments	17,232	17,232	—	—
Common equity and warrant investments	390,671	491,284	479,588	344,400
Total debt and equity investments	$46,184,101	$43,968,947	$45,230,736	$43,345,742
Structured Finance Securities	10,262,084	8,560,060	10,073,915	8,924,790
Total Investments	$56,446,185	$52,529,007	$55,304,651	$52,270,532
Total number of portfolio companies	43	43	42	42
As of March 31, 2023, all of our senior secured debt investments were floating rate loans and our subordinated debt investment to one portfolio company was fixed rate. Approximately 99% of our Portfolio Company Investments at fair value are senior securities. We believe the seniority of our debt investments in the borrowers’ capital structures may provide greater downside protection against adverse economic changes, including those caused by the impacts of the ongoing war between Russia and Ukraine, rising interest and elevated inflation rates, instability in the U.S. and international banking systems, the risk of recession and of a failure to increase the U.S. debt ceiling and related market volatility.
As of March 31, 2023, the three largest industries of our Portfolio Company Investments by fair value, were (1) Wholesale Trade of 16.8%, (2) Health Care and Social Assistance of 11.7% and (3) Professional, Scientific and Technical

Services of 10.4%, totaling an aggregate of approximately 38.9% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4.”
The following table presents our five largest investments by portfolio company based on fair value as of March 31, 2023:

	Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value
All Star Auto Lights, Inc.	Debt	$5,168,250	$5,194,920	9.9%
Milrose Consultants, LLC	Debt	3,921,937	3,856,956	7.3
Apex Credit CLO 2020 Ltd.	Structured Finance Security	3,333,415	2,454,931	4.7
Convergint Technologies Holdings, LLC	Debt	2,026,059	2,049,979	3.9
Tony's Fresh Market / Cardenas Markets	Debt	1,881,820	1,861,925	3.5
Total		$16,331,481	$15,418,711	29.3%
As of March 31, 2023, approximately 9.2% and 22.9%% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser, and 10.0% and 23.6%, respectively, as of December 31, 2022.
Structured Finance Securities
The following table summarizes the composition of our Structured Finance Securities as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes and other CLO equity related investments	$8,524,908	$6,875,018	$8,350,929	$7,313,508
Mezzanine debt	1,737,176	1,685,042	1,722,986	1,611,281
Total Structured Finance Securities	$10,262,084	$8,560,060	$10,073,915	$8,924,789

Portfolio Yields
The following table presents weighted-average yields metrics for our portfolio as of March 31, 2023 and December 31, 2022, respectively:

	For the Three Months Ended
	March 31, 2023	December 31, 2022
Weighted-average performing income yield(1):
Debt investments	13.1%	12.1%
Structured Finance Securities	17.1	17.0
Interest-bearing investments	13.8%	13.0%

Weighted-average realized yield(2):
Interest-bearing investments	13.7%	12.9%
(1)    Performing income yield is calculated as (a) the actual amount earned on performing interest-bearing investments, including interest, prepayment fees and amortization of Net Loan Fees, divided by (b) the weighted-average of total performing interest-bearing investments at amortized cost.
(2)    Realized yield is calculated as (a) the actual amount earned on interest-bearing investments, including interest, prepayment fees and amortization of Net Loan Fees, divided by (b) the weighted-average of total interest-bearing investments at amortized cost, in each case, including debt investments on non-accrual status and non-income producing Structured Finance Securities.
For the quarter ended March 31, 2023, the weighted average realized yield increased primarily due to rising interest rates as 100% of our performing loan portfolio at fair value consisted of floating rate loans.

Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels.
Investment Activity
The following is a summary of our investment activity for the three months ended March 31, 2023:

Three Months Ended March 31, 2023
Investments in debt and equity securities	$1,243,161
Investments in Structured Finance Securities	—
Total investment purchases and originations	$1,243,161

Proceeds from principal payments on portfolio investments	$298,480
Sale or redemption of portfolio investments	—
Proceeds from distributions received from Structured Finance Securities	362,643
Total proceeds from portfolio investments	$661,123
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2022. The following table shows the classification of our debt securities of portfolio companies by credit risk rating as of March 31, 2023 and December 31, 2022:

	Debt Investments, at Fair Value
Risk Category	March 31, 2023		December 31, 2022
1 (Low Risk)	$—	—%	$—	—%
2 (Below Average Risk)	—	—	—	—
3 (Average)	42,947,241	98.8	42,194,452	98.1
4 (Special Mention)	513,190	1.2	806,890	1.9
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
7 (Loss)	—	—	—	—
	$43,460,431	100.0%	$43,001,342	100.0%
Non-Accrual Loans
Management reviews, for placement on non-accrual status, all loans that become past due on principal and interest, and/or when there is reasonable doubt that principal, cash interest, or PIK interest will be collected. When a loan is placed on non-accrual status, unpaid interest is credited to income and reversed. Additionally, Net Loan Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. During the quarter ended March 31, 2023, no new loans were placed on non-accrual status. As of March 31, 2023, the aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $484,730 and $0, respectively, and $484,730 and $58,092, respectively, as of December 31, 2022.
Results of Operations
Our key financial measures are described in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations–Results of Operations–Key Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 17, 2023. The following is a discussion of the key financial measures that management uses in reviewing the performance of our operations.
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
Comparison of the three months ended March 31, 2023 and December 31, 2022

	Three Months Ended
	March 31, 2023	December 31, 2022
Interest income	$1,901,293	$1,760,058
Dividend income	172	—
Fee income	10,118	11,195
Total investment income	1,911,583	1,771,253
Total operating expenses	1,484,941	1,334,572
Expense limitations	(180,720)	(73,329)
Net investment income	607,362	510,010
Net loss on investments	(894,579)	(1,032,075)
Net decrease in net assets resulting from operations	$(287,217)	$(522,065)
Investment Income. For the quarter ended March 31, 2023, interest income increased $141,235 due to an increase in our portfolio’s weighted-average performing income yield to 13.8% compared to 13.0% for the prior quarter, primarily due to rising floating base rates. We believe our loan portfolio will continue to produce strong interest income in the current interest rate environment.
Gross Expenses. Our gross expenses are limited under the Advisory Agreements and ESAs. Operating expenses shown with respect to each governing expense limitation agreement for the three months ended March 31, 2023 and December 31, 2022, are presented below:

	Three Months Ended
	March 31, 2023	December 31, 2022
Expenses subject to limitation under the Advisory Agreements:
Amortization of deferred offering costs	$3,822	$8,247
Contractual Issuer Expenses	76,750	61,053
Total expenses subject to limitation under the Advisory Agreements	80,572	69,300

Expenses subject to limitation under the ESAs:
Interest expense	564,715	493,431
Management fees	164,720	165,212
Incentive fees	124,703	125,018
Administrative fees	236,749	230,580
Professional fees	192,077	149,292
Other expenses	121,373	94,731
Total expenses subject to limitation under the ESAs	1,404,337	1,258,264
HPCI-MB operating expenses	32	7,008
Total operating expenses	$1,484,941	$1,334,572

Expenses Limited under the Advisory Agreements
During the three months ended March 31, 2023 and December 31, 2022, OFS Advisor did not incur offering expenses on our behalf.
All offering costs are deferred and amortized over a twelve-month period from the date incurred. For the quarters ended March 31, 2023 and December 31, 2022, amortization of offering costs were $3,822 and $8,247, respectively.
OFS Advisor incurred, on our behalf, Contractual Issuer Expenses of $76,750 and $61,053 during the quarters ended March 31, 2023 and December 31, 2022, respectively. The increase in Contractual Issuer Expenses is due to the direct involvement of OFS Advisor’s employees and employees of its affiliates in the Offering process.
We reimbursed OFS Advisor $8,400 and $5,910 for offering expenses and Contractual Issuer Expenses for the quarters ended March 31, 2023, and December 31, 2022, respectively.
Expense limitations provided under the Advisory Agreements associated with offering costs and expenses for the three months ended March 31, 2023 and December 31, 2022 are presented below:

	Three Months Ended
	March 31, 2023	December 31, 2022
Total expenses limited under the Advisory Agreements	$80,572	$69,300
Reimbursed offering costs and Contractual Issuer Expenses	(8,400)	(5,910)
Net offering costs and Contractual Issuer Expenses limitations under the Advisory Agreements	$72,172	$63,390
We are conditionally obligated to pay OFS Advisor up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid by OFS Advisor and their affiliates have been recovered. As of March 31, 2023, reimbursable offering costs and Contractual Issuer Expenses were $644,542.
Expenses Limited under the ESAs
For the quarter ended March 31, 2023, total expenses subject to limitation under the ESAs increased $146,073 compared to the prior quarter, primarily due to an increase in interest expense and professional fees.

Gross operating expenses (operating expenses excluding offering expenses and Contractual Issuer Expenses, and before limitations) are subject to limitation under the Second Amended Expense Support Agreement. OFS Advisor’s obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to investment company taxable income (expense) and net realized gains (losses) prior to expense limitation, and the amount of declared distributions. The Second Amended Expense Support Agreement provides expense support such that distributions are not paid from Offering proceeds. The determination of expense limitation under the ESAs for the three months ended March 31, 2023 and December 31, 2022 are presented below:

	Three Months Ended
	March 31, 2023	December 31, 2022
Total investment income	$1,911,583	$1,771,253
Expenses limited under the ESAs(1):
Interest expense, management fees and incentive fees	854,138	783,661
Other operating expenses as defined in the ESAs(2)	550,199	474,603
Total expenses limited under the ESAs	1,404,337	1,258,264
Net investment income prior to limitation	507,246	512,989
Differences in recognition of ICTI and GAAP net investment income(3)	(114,018)	(18,206)
ICTI prior to expense limitation(4)	393,228	494,783
Declared distributions	501,776	504,724
Expense limitation under ESAs	$108,548	$9,941
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
(2)Generally defined in the ESAs as our operating expenses determined in accordance with GAAP excluding organization and offering expenses, Contractual Issuer Expenses, interest expense, base management fees, and incentive fees. Excludes expenses incurred at HPCI-MB, which do not affect ICTI. The annualized ratio of other operating expenses to net assets for the period in which support is provided, and the annual ratio for the year in which support is provided, constitute conditions for reimbursement to OFS Advisor. See “Item 8. Financial Statements–Note 3” in our Annual Report on Form 10-K.
(3)Includes temporary and permanent differences between GAAP net investment income and estimated ICTI, such as HPCI-MB earnings-and-profits distributions to the RIC, taxable investment and debt modifications, and non-deductible excise tax.
(4)ICTI is estimated on an annual basis and cannot be finalized until we file our tax return in the following year. Such provision-to-return true-ups, if any, are reflected in the following year’s ICTI for purposes of the ESA calculation.
Expense support provided by OFS Advisor is reimbursable for three years from the date incurred. Expense limitation under both the Investment Advisory Agreement and Second Amended Expense Support Agreement can be terminated by OFS Advisor, without payment of any penalty, with or without notice to us at any time.
Net realized and unrealized gain (loss) on investments
Net gain (loss) on investments for the three months ended March 31, 2023 and December 31, 2022
For the quarter ended March 31, 2023, net loss on investments of $894,579 was primarily due to unrealized depreciation of $565,961 and $552,899 on our debt investments and Structured Finance Securities, respectively, partially offset by unrealized appreciation of $235,801 on our equity investments.
For the quarter ended December 31, 2022, our portfolio experienced net losses of $1,032,075, primarily due to net unrealized depreciation of $711,944 and $290,033 on our debt investments and Structured Finance Securities, respectively.
Liquidity and Capital Resources
At March 31, 2023, we held cash of $2,185,105 and had $2,860,000 of unfunded commitments under our $20,000,000 PWB Credit Facility that was available, subject to a borrowing base and other covenants. Based on our regulatory asset coverage ratio as of March 31, 2023, we could access our full unused line of credit of $2,860,000 under the PWB Credit Facility, subject to the provisions of the borrowing base as of any borrowing date, and remain in compliance with asset coverage ratio requirements. We continue to believe that we have sufficient levels of liquidity to operate our business in this challenging environment.
Sources and Uses of Cash
We expect to generate cash primarily from: (i) the net proceeds of the Offering; (ii) cash flows from our operations; (iii) the PWB Credit Facility and any other financing arrangements we may enter into in the future; (iv) investment repayments or dispositions; and (v) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks, including the PWB Credit Facility, and issuances of senior securities. Our primary use of cash will be for: (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements; (ii) the cost of operations (including paying OFS Advisor); (iii) debt service of any borrowings, including the Unsecured Note; and (iv) cash distributions to the holders of our stock. These principal sources and uses of cash and liquidity are presented below:

	Three Months Ended March 31,
	2023	2022
Cash from net investment income(1)	$527,459	$185,867
Net (purchases and originations) repayments of portfolio investments(1)	(944,924)	(1,303,758)
Net cash used in operating activities	(417,465)	(1,117,891)
Net proceeds from issuances of common stock	730,080	—
Repurchase of common stock	(574,941)	(696,390)
Net borrowings (repayments) under revolving line of credit	1,975,000	(310,000)
Distributions paid to stockholders	(500,716)	(520,126)
Net cash provided by (used in) financing activities	1,629,423	(1,526,516)
Net change in cash	$1,211,958	$(2,644,407)
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
We used $417,465 and $1,117,891 in cash from operating activities for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the principal source of operating liquidity was investment income collected. Net cash used in operating activities benefited from the positive cash flow impact of expense limitations under the Advisory Agreements and ESAs of $180,720 and $148,250 for the three months ended March 31, 2023 and 2022, respectively, which reduced the net amount paid to the Advisors. Expense support and limitation under both the Investment Advisory Agreement and the Second Amended Expense Support Agreement are cancelable at any time. However, the Second Amended Expense Support Agreement is subordinated to the PWB Credit Facility, and prior to cancelling the Second Amended Expense Support Agreement, OFS Advisor must provide Pacific Western Bank with 30 days advance written notice of such termination.
Net purchases and origination of portfolio investments relates to the deployment of Offering proceeds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Composition and Investment Activity.”
We collected $730,080 and $0 from the sale of our common stock during the three months ended March 31, 2023 and 2022, respectively. Offering proceeds are net of aggregate commissions and dealer manager fees of $53,920 and $0 for the three months ended March 31, 2023 and 2022, respectively.
During the three months ended March 31, 2023 and 2022, we paid $574,941 and $696,390, respectively, in connection with our tender offers to repurchase shares of our common stock. Subsequent to March 31, 2023, we paid $564,529 in connection with our first quarter 2023 tender offer to repurchase shares of our common stock.
During the three months ended March 31, 2023, we paid $500,716 in dividends to common stockholders and, subsequent to March 31, 2023 and through May 10, 2023, we paid $333,736 in dividends to our common stockholders.
Borrowings
PWB Credit Facility. The PWB Credit Facility is available for general corporate purposes, including investment funding, and is scheduled to mature on August 31, 2024. The maximum amount available to borrow under the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 4.25% floor, and includes an unused commitment fee equal to 0.50% per annum for any unused portion in excess of $3,000,000, payable monthly in arrears. As of March 31, 2023, the stated interest rate on the PWB Credit Facility was 8.75%. At March 31, 2023, the PWB Credit Facility bore an effective interest rate of 8.83%, inclusive of interest on the outstanding balance, commitment fees on undrawn amounts and the amortization of deferred financing costs.
Our PWB Credit Facility is a $20,000,000 revolving line of credit, of which $17,140,000 was drawn as of March 31, 2023. As of March 31, 2023, the unfunded commitment under the PWB Credit Facility was $2,860,000, that was available, subject to a borrowing base and other covenants. As of March 31, 2023, we were in compliance in all material respects with the applicable covenants under the PWB Credit Facility.
Unsecured Note. On November 27, 2019, we entered into the Note Purchase Agreement pursuant to which we issued a $15,000,000 Unsecured Note. The purchase price of the Unsecured Note was $14,700,000 after deducting the offering price discount. Interest on the Unsecured Note is due quarterly. On September 23, 2021, we executed an amendment to the Unsecured Note which, among other things: (i) extended the scheduled maturity date of the Unsecured Note from November 27, 2024 to November 27, 2026; and (ii) reduced the coupon rate of the Unsecured Note from 6.50% to 5.50%. In addition, we are obligated to repay the Unsecured Note at par if certain change in control events occur. The Unsecured Note is a general unsecured obligation that ranks pari passu with all outstanding and future unsecured unsubordinated indebtedness we may issue.
The Note Purchase Agreement contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a business development company within the meaning of the 1940 Act and a minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, certain judgments and orders, and certain events of bankruptcy. As of March 31, 2023, we were in compliance in all material respects with the applicable covenants under the Note Purchase Agreement.
    As of March 31, 2023, the Unsecured Note had the following terms and balances:

	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate	Effective Interest Rate(1)	Maturity
Unsecured Note	$15,000,000	$266,519	5.50%	5.98%	11/27/26
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
As of March 31, 2023, the aggregate amount of senior securities outstanding was $32,140,000, for which our asset coverage was 166%. The asset coverage ratio for a class of senior securities representing indebtedness is calculated by aggregating our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
In addition, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have made, and may continue to make, opportunistic investments in Structured Finance Securities and other non-qualifying assets, consistent with our investment strategy. As of March 31, 2023, approximately 82% of our investments were qualifying assets.
We continue to monitor the instability in the current banking environment arising from recent bank failures. If the banks and financial institutions with whom we have credit facilities enter into receivership or become insolvent in the future, our liquidity may be reduced significantly. At various times, our cash balances at third-party financial institutions exceed the federally insured limit. Our cash balances are retained in custodian accounts with U.S. Bank N.A., and we do not believe they are exposed to any significant credit risk. We continue to monitor our portfolio and believe the deposit risk and counterparty risk to be minimal.
Contractual Obligations
We, with approval of our Board, entered into the Investment Advisory Agreement, the Second Amended Expense Support Agreement, the Dealer Manager Agreement and the Administration Agreement. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 1 and Note 3."
At March 31, 2023, we had $2,185,105 of cash, as well as unfunded commitments under our PWB Credit Facility of $2,860,000, to meet our short-term contractual obligations, such as $2,009,645 in outstanding commitments to fund investments under various undrawn revolvers and other credit facilities. Long-term contractual obligations, such as our PWB Credit Facility that matures in 2024 and had $17,140,000 outstanding at March 31, 2023, can be repaid by selling more liquid broadly syndicated loan investments.
We continue to believe our long-dated financing, with 47% of our total outstanding debt contractually maturing in 2026, affords us operational flexibility.
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
Off-Balance Sheet Arrangements
Amounts Conditionally Reimbursable to OFS Advisor. OFS Advisor and affiliates have incurred offering costs and Contractual Issuer Expenses, of which $644,542 and $650,768 were unreimbursed as of March 31, 2023 and December 31, 2022, respectively. We remain conditionally liable to OFS Advisor for organization and offering costs incurred on our behalf. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 3.”
OFS Advisor and affiliates have provided aggregate unreimbursed and unexpired operating expense support of $2,706,426 and $2,932,038 as of March 31, 2023 and December 31, 2022, respectively. We remain conditionally liable to OFS Advisor for operating expense support provided to us. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 3.”
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
Our Board maintains a variable dividend policy with the objective of distributing twelve monthly distributions in an amount not less than 90-100% of our annual taxable income for a particular year. In addition, during the year, we may pay a special dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year. We may choose to retain a portion of our taxable income in any year and pay the 4% U.S. federal excise tax on the retained amounts. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s stockholders.
Expense limitation payments under the ESAs have supported a majority of our historical distributions, and our distributions may, in the future, be funded through expense limitation payments by OFS Advisor under the Second Amended Expense Support Agreement. The Second Amended Expense Support Agreement is designed to ensure no portion of our distribution to stockholders will be paid from Offering proceeds, and provides for expense limitation payments to us in any quarterly period in which our cumulative distributions to stockholders exceeds the Company’s cumulative ICTI and net realized gains. Any such distributions funded through expense limitation payments are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or OFS Advisor continues to make such payments. The Second Amended Expense Support Agreement may be terminated by us or OFS Advisor, without payment of any penalty, upon written notice to us.
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
Recent Developments
On April 10, 2023, Ross Teune notified our Board of his intention to resign. Mr. Teune’s resignation as Chief Accounting Officer was effective on April 21, 2023. The resignation was not in any way related to a disagreement with the Company on any matter relating to the Company’s operations, policies, practices or otherwise.
On April 12, 2023, our Board voted to appoint Kyle Spina as Chief Accounting Officer of the Company, effective as of April 21, 2023, to fill the vacancy created by the resignation of Mr. Teune.
On April 25, 2023, our Board declared a distribution of $0.0846 per common share, which represents an 8.4% distribution yield based on our common stock offering price as of April 27, 2023, payable on May 5, 2023 to stockholders of record on April 26, 2023.
On May 9, 2023, our Board approved a tender offer, commencing on May 31, 2023, to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ending March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
    We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, rising interest and elevated inflation rates, ongoing supply chain and labor market disruptions, instability in the U.S. and international banking systems, and the risk of recession and of a failure to increase the U.S. debt ceiling has introduced significant volatility in the financial markets, and the effects of this volatility has impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 17, 2023.

Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of each portfolio investment without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the three months ended March 31, 2023 for more information relating to our investment valuation.
Interest Rate Risk
Changes in interest rates, including any further interest rate increases approved by the U.S. Federal Reserve, and elevated inflation rates may affect both our cost of funding and the valuation of our investment portfolio. As of March 31, 2023, 100% of our performing debt investments, at fair value, bore interest at floating interest rates. Historically, the interest rates on our debt investments bearing floating interest rates have been based on a floating LIBOR, but will continue to transition away from LIBOR to SOFR, and typically contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis.
Our outstanding Unsecured Note bears interest at a fixed rate. Our PWB Credit Facility has a floating interest rate provision based on the Prime Rate, which resulted in a stated interest rate of 8.75% as of March 31, 2023.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates as of March 31, 2023. As of March 31, 2023, 1-month and 3-month SOFR were 4.80% and 4.91%, respectively, and certain loan contracts in our investment portfolio have not reset to the current market rate. Assuming that the interim, unaudited Statement of Assets and Liabilities as of March 31, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase	Interest income	Interest expense	Net change
25	$221,984	$(43,445)	$178,539
50	342,018	(86,890)	255,128
75	462,052	(130,335)	331,717
100	582,086	(173,781)	408,305
125	702,120	(217,226)	484,894

Basis point decrease	Interest income	Interest expense	Net change
25	$(18,084)	$43,445	$25,361
50	(138,118)	86,890	(51,228)
75	(258,152)	130,335	(127,817)
100	(378,186)	173,781	(204,405)
125	(498,220)	217,226	(280,994)
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting the counterparties with which we enter into financial transactions to reputable financial institutions. As of March 31, 2023 and December 31, 2022, we held our cash balances with third-party financial institutions, and such balances are in excess of the Federal Deposit Insurance Corporation insured limit. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 17, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.
There have been no material changes from the risk factors previously disclosed in “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 17, 2023. The risks previously disclosed in our Annual Report on Form 10-K should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
During the three month period ended March 31, 2023, we sold 44,970 shares of our common stock for gross proceeds of $560,000, or a weighted average price of $12.45 per share, to investors who participated in the Offering and each of whom met the criteria of an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act.
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

The following table summarizes the common stock repurchases by us for the three months ended March 31, 2023 and 2022, respectively:

	Number of Shares	Amount
Three months ended March 31, 2022
January 1, 2022 through March 31, 2022	53,204	$687,396

Three months ended March 31, 2023
January 1, 2023 through March 31, 2023	50,225	$564,529

Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Not applicable.

Item 6.  Exhibits
Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q

3.1	Certificate of Incorporation of Hancock Park Corporate Income	Form 10-12G (000-55552)	December 21, 2015
3.2	Form of Articles of Amendment and Restatement of Hancock Park Corporate Income, Inc.	Form 10-12G/A (000-55552)	February 8, 2016
3.3	First Amended and Restated Bylaws of Hancock Park Corporate Income	8-K (814-001185)	August 24, 2017
14.1	Joint Code of Ethics of Hancock Park Corporate Income and OFS Advisor			*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act			*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act			*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.			*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			*

*	Filed herewith.
†	Furnished herewith.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2023	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer