Form 10-Q
period 2023-06-30
Hancock Park Corporate Income, Inc.
filed 2023-08-11
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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
Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 8, 2023 was 1,935,004.

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

Amended Expense Support Agreement	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of August 3, 2020, by and among the Company, OFS Advisor and CIM Capital
ASC	Accounting Standards Codification, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Pacific Western Bank, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
CCO	CCO Capital, LLC, a Delaware limited liability company, the Company's dealer manager and affiliate to the Company, OFS Advisor and CIM Capital
CIM Capital	CIM Capital IC Management, LLC, an affiliate of OFS Advisor
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Company	Hancock Park Corporate Income, Inc. and its consolidated subsidiaries
Contractual Issuer Expenses	Salaries and direct expenses of OFS Advisor’s employees, employees of its affiliates and others while engaged in offering and other contractually-defined activities
Dealer Manager Agreement	Broker dealer management agreement dated August 3, 2020, by and among the Company, OFS Advisor, International Assets Advisory, LLC and CCO, and amended and restated on February 2, 2022
EBITDA	Earnings before interest, taxes, depreciation, and amortization
ESAs	The Amended Expense Support Agreement and the Second Amended Expense Support Agreement
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI-MB	HPCI-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor, dated July 15, 2016
LIBOR	London Interbank Offered Rate
NAV	Net asset value. NAV is calculated by aggregating our consolidated total assets less consolidated total liabilities and can be expressed in the aggregate or on a per share basis
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan

Term	Explanation or Definition
Note Purchase Agreement	An agreement between the Company and a qualified institutional investor, dated November 27, 2019, in which the Company sold in a private placement the Unsecured Note
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company, for which OFS Advisor serves as investment adviser
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Advisers Act, focusing primarily on investments in middle market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments
OFS Capital	OFS Capital Corporation, a Delaware corporation and publicly traded BDC, for which OFS Advisor serves as investment advisor
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a subsidiary of OFSAM Holdings, and a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSAM Holdings	Orchard First Source Asset Management Holdings, LLC, a holding company consisting of asset management businesses, including OFS Advisor, a registered investment adviser focusing primarily on investments in middle market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments, and OFS CLO Management, LLC and OFS CLO II Management, LLC, each a registered investment adviser focusing primarily on investments in broadly syndicated loans
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Securities
Prime Rate	United States Prime interest rate
PWB Credit Facility	A senior secured revolving credit facility, as amended, with Pacific Western Bank, as lender, that provides for borrowings to the Company in an aggregate principal amount up to $20,000,000
RIC	Regulated investment company under the Code
SEC	United States Securities and Exchange Commission
Second Amended Expense Support Agreement	Second Amended and Restated Expense Support and Conditional Reimbursement Agreement dated February 2, 2022, between the Company and OFS Advisor, agreed to and accepted by CIM Capital
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Structured Finance Securities	CLO mezzanine debt, CLO subordinated note, CLO loan accumulation facility positions and other CLO related investments
Sub-Advisory Agreement	Sub-Advisory Agreement dated as of August 3, 2020, by and between OFS Advisor and CIM Capital, which was terminated on February 2, 2022
Unsecured Note	An agreement, as amended, with The HCM Master Fund Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands in which the Company sold in a private placement an unsecured note in an aggregate principal amount of $15,000,000

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
•our plans to focus on providing first lien senior secured loans to larger borrowers and the impact of these plans on our risk profile, including our belief that the seniority of such loans in a borrower's capital structure may provide greater downside protection against adverse economic changes, including those caused by the impacts of the ongoing war between Russia and Ukraine, rising interest and elevated inflation rates, the risk of recession, and related market volatility;
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

•our ability to consummate credit facilities in the future on commercially reasonable terms, if at all;
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities

	June 30, 2023	December 31, 2022
	(unaudited)
Assets:
Non-control/non-affiliate investments, at fair value (amortized cost of $53,433,467 and $55,304,651, respectively)	$49,844,723	$52,270,532
Cash	985,025	973,147
Interest receivable	215,592	184,346
Receivable for investments sold	1,665,000	—
Subscriptions receivable	—	206,080
Prepaid expenses and other assets	29,317	9,973
Total assets	$52,739,657	$53,644,078

Liabilities:
Revolving line of credit	$15,740,000	$15,165,000
Unsecured note (net of discount and deferred debt issuance costs of $248,347 and $284,690, respectively)	14,751,653	14,715,310
Due to advisor and affiliates (see Note 3)	612,793	716,749
Accrued professional fees	131,000	163,875
Payable for repurchase of common stock	535,888	574,941
Distribution payable	162,631	165,808
Interest payable	79,288	82,181
Other liabilities	64,922	42,267
Total liabilities	32,078,175	31,626,131

Commitments and contingencies (see Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized, 1,935,004 and 1,959,902 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively; 0 and 17,792 shares subscribed as of June 30, 2023 and December 31, 2022, respectively	1,935	1,977
Paid-in capital in excess of par	25,436,898	25,885,923
Total distributable earnings (losses)	(4,777,351)	(3,869,953)
Total net assets	20,661,482	22,017,947

Total liabilities and net assets	$52,739,657	$53,644,078

Number of shares outstanding and subscribed	1,935,004	1,977,694
Net asset value per share	$10.68	$11.13

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment income
Interest income	$2,022,349	$1,191,164	$3,923,642	$2,269,016
Dividend income	4,185	—	4,357	—
Fee income	3,306	7,496	13,424	40,555
Total investment income	2,029,840	1,198,660	3,941,423	2,309,571

Operating expenses
Interest expense	605,108	305,246	1,169,823	583,135
Management fees	163,288	150,249	328,008	297,262
Incentive fees	147,016	—	271,719	—
Administrative fees	216,563	242,110	453,312	469,827
Professional fees	194,708	138,199	386,785	299,729
Other expenses	112,844	104,323	234,249	179,468
Amortization of deferred offering costs	3,410	13,555	7,232	27,729
Contractual Issuer Expenses	78,201	30,000	154,951	31,050
Total operating expenses	1,521,138	983,682	3,006,079	1,888,200
Less: Expense limitations under agreements with advisers (see Note 3)	(79,361)	(30,054)	(260,081)	(178,304)
Net operating expenses	1,441,777	953,628	2,745,998	1,709,896

Net investment income	588,063	245,032	1,195,425	599,675

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	(580,256)	11,722	(499,779)	13,684
Income tax expense from realized gains on investments	—	—	(29,844)	(31,000)
Net unrealized appreciation (depreciation) on investments	328,434	(1,641,732)	(554,625)	(1,830,856)
Deferred tax expense (benefit) from net unrealized appreciation (depreciation) on investments	31,072	5,232	(31,081)	3,424
Net loss on investments	(220,750)	(1,624,778)	(1,115,329)	(1,844,748)

Net increase (decrease) in net assets resulting from operations	$367,313	$(1,379,746)	$80,096	$(1,245,073)

Net investment income per common share – basic and diluted	$0.30	$0.12	$0.60	$0.30
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$0.19	$(0.69)	$0.04	$(0.62)
Distributions declared per common share	$0.25	$0.25	$0.51	$0.51
Basic and diluted weighted average shares outstanding and subscribed	1,971,066	2,000,333	1,982,244	2,009,186

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at December 31, 2021	2,020,361	$2,020	$26,754,914	$(512,511)	$26,244,423
Net investment income	—	—	—	599,675	599,675
Net realized loss on investments, net of taxes	—	—	—	(17,316)	(17,316)
Net unrealized depreciation on investments, net of taxes	—	—	—	(1,827,432)	(1,827,432)
Tax reclassifications of permanent differences	—	—	(14,850)	14,850	—
Common stock issued or subscribed	69,867	70	910,480	—	910,550
Repurchases of common stock	(105,365)	(105)	(1,334,087)	—	(1,334,192)
Distributions to stockholders	—	—	—	(1,011,466)	(1,011,466)
Net decrease for the six month period ended June 30, 2022	(35,498)	(35)	(438,457)	(2,241,689)	(2,680,181)
Balances at June 30, 2022	1,984,863	$1,985	$26,316,457	$(2,754,200)	$23,564,242

Balances at March 31, 2022	1,973,468	$1,973	$26,149,015	$(884,755)	$25,266,233
Net investment income	—	—	—	245,032	245,032
Net realized gain on investments, net of taxes	—	—	—	11,722	11,722
Net unrealized depreciation on investments, net of taxes	—	—	—	(1,636,500)	(1,636,500)
Tax reclassifications of permanent differences	—	—	(13,500)	13,500	—
Common stock issued or subscribed	63,556	64	827,686	—	827,750
Repurchase of common stock	(52,161)	(52)	(646,744)	—	(646,796)
Distributions to stockholders	—	—	—	(503,199)	(503,199)
Net increase (decrease) for the three month period ended June 30, 2022	11,395	12	167,442	(1,869,445)	(1,701,991)
Balances at June 30, 2022	1,984,863	$1,985	$26,316,457	$(2,754,200)	$23,564,242

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at December 31, 2022	1,977,694	$1,977	$25,885,923	$(3,869,953)	$22,017,947
Net investment income	—	—	—	1,195,425	1,195,425
Net realized loss on investments, net of taxes	—	—	—	(529,623)	(529,623)
Net unrealized depreciation on investments, net of taxes	—	—	—	(585,706)	(585,706)
Tax reclassifications of permanent differences	—	—	(10,650)	10,650	—
Common stock issued	57,618	58	661,942	—	662,000
Repurchases of common stock	(100,308)	(100)	(1,100,317)	—	(1,100,417)
Distributions to stockholders	—	—	—	(998,144)	(998,144)
Net decrease for the six month period ended June 30, 2023	(42,690)	(42)	(449,025)	(907,398)	(1,356,465)
Balances at June 30, 2023	1,935,004	$1,935	$25,436,898	$(4,777,351)	$20,661,482

Balances at March 31, 2023	1,972,439	$1,972	$25,836,999	$(4,650,546)	$21,188,425
Net investment income	—	—	—	588,063	588,063
Net realized loss on investments, net of taxes	—	—	—	(580,256)	(580,256)
Net unrealized appreciation on investments, net of taxes	—	—	—	359,506	359,506
Tax reclassifications of permanent differences	—	—	(2,250)	2,250	—
Common stock issued	12,648	13	137,987	—	138,000
Repurchase of common stock	(50,083)	(50)	(535,838)	—	(535,888)
Distributions to stockholders	—	—	—	(496,368)	(496,368)
Net decrease for the three month period ended June 30, 2023	(37,435)	(37)	(400,101)	(126,805)	(526,943)
Balances at June 30, 2023	1,935,004	$1,935	$25,436,898	$(4,777,351)	$20,661,482

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$80,096	$(1,245,073)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized depreciation on investments, net of taxes	585,706	1,827,432
Net realized (gain) loss on investments	499,779	(13,684)
Income tax expense from realized gains on investments	29,844	31,000
Amortization of Net Loan Fees on investments	(228,555)	(179,000)
Amendment fees collected	9,184	11,024
Amortization of deferred debt issuance costs	37,226	36,343
Accretion of interest income on Structured Finance Securities	(741,598)	(498,748)
Paid-in-kind interest income	(17,572)	(7,578)
Purchase of portfolio investments	(2,506,953)	(13,250,908)
Proceeds from principal payments on portfolio investments	796,159	7,777,816
Proceeds from sale or redemption of portfolio investments	3,299,761	100,849
Proceeds from distributions received from portfolio investments	765,320	553,693
Changes in operating assets and liabilities:
Interest receivable	(31,246)	91,463
Interest payable	(2,893)	513
Due to advisor and affiliates	(103,956)	(93,205)
Receivable for investment sold	(1,665,000)	1,612,224
Payable for investments purchased	—	2,039,833
Other assets and liabilities	(95,713)	(233,423)
Net cash provided by (used in) operating activities	709,589	(1,439,429)

Cash flows from financing activities
Net proceeds from issuance of common stock	868,080	784,600
Distributions paid to stockholders	(1,001,321)	(1,028,393)
Borrowings under revolving line of credit	5,785,000	6,325,000
Repayments under revolving line of credit	(5,210,000)	(5,260,000)
Repurchases of common stock	(1,139,470)	(1,383,786)
Net cash used in financing activities	(697,711)	(562,579)

Net increase (decrease) in cash	11,878	(2,002,008)
Cash at beginning of period	973,147	3,246,987
Cash at end of period	$985,025	$1,244,979

Supplemental disclosure of cash flow information and noncash financing activities:
Amortization of deferred offering costs limited by investment advisor (see Note 3)	$7,232	$27,729
Cash paid for interest	1,135,490	546,278
Subscription receivable	—	125,950

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2023

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
AIDC IntermediateCo 2, LLC	Computer Systems Design Services
Senior Secured Loan		11.47%	SOFR+	6.25%	7/8/2022	7/22/2027	$497,500	$488,415	$485,461	2.3%

Allen Media, LLC (9)	Cable and Other Subscription Programming
Senior Secured Loan		10.89%	SOFR+	5.50%	9/15/2022	2/10/2027	1,237,210	1,123,006	1,071,956	5.2

All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		12.75%	SOFR+	7.25%	12/19/2019	8/20/2025	5,202,900	5,160,115	5,202,900	25.2

Astro One Acquisition Corporation	Other Miscellaneous Nondurable Goods Merchant Wholesalers
Senior Secured Loan		14.23%	L+	8.50%	1/31/2022	9/14/2029	1,000,000	901,256	370,859	1.8

Atlantis Holding, LLC (9)	Electronics and Appliance Stores
Senior Secured Loan		12.49%	SOFR+	7.25%	3/29/2022	3/31/2029	1,578,947	1,530,237	1,565,132	7.5

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		13.74%	SOFR+	8.50%	6/10/2021	6/11/2028	1,325,758	1,311,649	1,303,220	6.3
Senior Secured Loan (Delayed Draw)		13.74%	SOFR+	8.50%	6/10/2021	6/11/2028	357,657	353,815	351,576	1.7
							1,683,415	1,665,464	1,654,796	8.0
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Senior Secured Loan		12.79%	L+	7.25%	2/2/2022	6/8/2029	833,333	821,620	752,512	3.6

Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
Senior Secured Loan (Delayed Draw)		11.99%	SOFR+	6.50%	2/25/2022	2/25/2027	1,111,532	1,099,870	1,093,152	5.3
Senior Secured Loan (Revolver) (12)		n/m (5)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(943)	(2,134)	—
Common Equity (129 Class A units) (7)					2/25/2022			129,032	116,892	0.6
Preferred Equity (345 Class A units) 12.0% cash / 2.0% PIK					3/3/2023			34,464	34,483	0.2
							1,111,532	1,262,423	1,242,393	6.1

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2023

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 units) (7)					3/27/2020			$46,403	$2,477	—%

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		11.97%	SOFR+	6.75%	9/28/2018	3/30/2029	$2,068,608	2,027,827	2,039,441	9.9

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (13)					3/8/2018			115,154	49,878	0.2

Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Senior Secured Loan		13.86%	SOFR+	8.50%	4/8/2021	6/26/2026	1,322,722	1,225,002	1,254,711	6.1

Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		15.00% cash / 2.25% PIK	SOFR+	9.50%	10/25/2018	9/30/2025	1,015,254	995,496	909,415	4.4

Honor HN Buyer Inc.	Services for the Elderly and Persons with Disabilities
Senior Secured Loan		11.14%	SOFR+	5.75%	10/15/2021	10/15/2027	847,724	835,620	845,774	4.1
Senior Secured Loan (Delayed Draw)		11.14%	SOFR+	5.75%	10/15/2021	10/15/2027	536,758	527,872	535,518	2.6
Senior Secured Loan (Revolver) (12)		13.00%	Prime +	4.75%	10/15/2021	10/15/2027	12,376	10,960	12,148	0.1
Senior Secured Loan (Delayed Draw) (12)		11.54%	SOFR+	6.00%	3/31/2023	10/15/2027	246,977	244,581	246,682	1.2
							1,643,835	1,619,033	1,640,122	8.0
Idera	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		12.01%	SOFR+	6.75%	1/27/2022	3/2/2029	1,000,000	1,000,000	971,693	4.7

Inergex Holdings, LLC	Other Computer Related Services
Senior Secured Loan		12.59%	SOFR+	7.00%	10/1/2018	10/1/2024	991,189	981,678	991,189	4.8
Senior Secured Loan (Revolver)		12.59%	SOFR+	7.00%	10/1/2018	10/1/2024	156,250	152,742	156,250	0.8
							1,147,439	1,134,420	1,147,439	5.6
KNS Acquisition Corp.	Electronic Shopping and Mail-Order Houses
Senior Secured Loan		11.47%	SOFR+	6.25%	7/26/2021	4/21/2027	956,250	954,577	898,209	4.3

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2023

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets

LogMeIn (9)	Data Processing, Hosting, and Related Services
Senior Secured Loan		9.94%	L+	4.75%	9/28/2022	8/31/2027	$1,385,787	$1,018,123	$873,815	4.2%

Metasource	All Other Business Support Services
Senior Secured Loan		11.47%	SOFR+	6.25%	5/17/2022	5/17/2027	691,250	685,890	635,827	3.1
Senior Secured Loan (Delayed Draw) (12)		n/m (5)	SOFR+	6.25%	5/17/2022	5/17/2027	—	(1,317)	(24,053)	(0.1)
							691,250	684,573	611,774	3.0
Milrose Consultants, LLC	Administrative Management and General Management Consulting Services
Senior Secured Loan		11.99% cash / 1.00% PIK	SOFR+	7.50%	7/16/2019	7/16/2025	3,837,034	3,837,034	3,817,514	18.5
Senior Secured Loan (Revolver) (12)		12.99%	SOFR+	7.50%	12/14/2021	7/16/2025	82,841	82,056	81,439	0.4
							3,919,875	3,919,090	3,898,953	18.9
One GI LLC	Offices of Other Holding Companies
Senior Secured Loan (Delayed Draw)		11.95%	SOFR+	6.75%	12/13/2021	12/22/2025	861,875	851,133	802,923	3.9
Senior Secured Loan (Delayed Draw) (12)		11.95%	SOFR+	6.75%	12/13/2021	12/22/2025	454,140	447,228	422,867	2.0
Senior Secured Loan (Revolver)		11.95%	SOFR+	6.75%	12/13/2021	12/22/2025	166,667	164,615	155,267	0.8
							1,482,682	1,462,976	1,381,057	6.7

RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 units) (13)					1/17/2018			—	202,875	1.0

RC Buyer, Inc.	Other Automotive Mechanical and Electrical Repair and Maintenance
Senior Secured Loan		11.84%	SOFR+	6.50%	6/24/2022	7/30/2029	1,125,000	1,086,247	1,068,750	5.2

RSA Security	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		13.04%	L+	7.75%	4/16/2021	4/27/2029	1,000,000	990,480	808,004	3.9

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2023

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
RumbleOn, Inc. (11)	Other Industrial Machinery Manufacturing
Senior Secured Loan		13.75%	SOFR+	8.25%	8/31/2021	8/31/2026	$991,603	$955,313	$915,580	4.4%
Senior Secured Loan (Delayed Draw)		13.75%	SOFR+	8.25%	8/31/2021	8/31/2026	300,013	297,131	277,012	1.3
Warrants (warrants to purchase up to $150,000 in stock) (7)					8/31/2021	7/25/2023 (15)		50,082	—	—
							1,291,616	1,302,526	1,192,592	5.7
Spear Education Holdings, LLC	Professional and Management Development Training
Senior Secured Loan		12.89%	SOFR+	7.50%	2/10/2023	12/15/2027	497,500	486,054	487,079	2.3

Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,)	Child Day Care Services
Senior Secured Loan		13.79%	L+	8.25%	7/26/2018	7/30/2026	1,241,800	1,224,457	1,214,090	5.9

SS Acquisition, LLC (6)	Sports and Recreation Instruction
Senior Secured Loan		11.92%	SOFR+	6.77%	12/30/2021	12/30/2026	625,000	620,626	626,189	3.0
Senior Secured Loan (Delayed Draw)		12.62%	SOFR+	7.47%	12/30/2021	12/30/2026	300,000	297,474	303,000	1.5
							925,000	918,100	929,189	4.5
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		13.20%	SOFR+	8.00%	5/15/2018	4/30/2026	1,593,220	1,593,205	1,593,220	7.7

The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		12.20%	SOFR+	7.00%	12/21/2021	12/22/2024	1,499,999	1,494,174	1,514,999	7.3
Senior Secured Loan (Revolver) (12)		12.20%	SOFR+	7.00%	12/21/2021	12/22/2024	200,000	198,359	200,000	1.0
							1,699,999	1,692,533	1,714,999	8.3
Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
Senior Secured Loan		11.23%	L+	5.75%	10/14/2021	10/14/2026	1,322,203	1,317,834	1,287,826	6.2
Senior Secured Loan (Revolver) (12)		n/m (5)	L+	5.75%	10/14/2021	10/14/2026	—	(725)	(5,735)	—
							1,322,203	1,317,109	1,282,091	6.2
Tony's Fresh Market / Cardenas Markets	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured Loan		12.09%	SOFR+	6.75%	7/20/2022	8/1/2029	1,985,000	1,881,335	1,935,375	9.4

TruGreen Limited Partnership	Landscaping Services
Senior Secured Loan		13.77%	L+	8.50%	5/13/2021	11/2/2028	1,500,000	1,533,745	1,407,846	6.8

Total Debt and Equity Investments							$43,959,877	$43,181,001	$41,861,103	202.6%

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2023

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Structured Finance Securities (11)
Subordinated Notes, Mezzanine Debt and Other CLO-Related Investment
Apex Credit CLO 2020 Ltd.
Subordinated Notes (2) (14)		21.16%			11/16/2020	10/20/2031	$3,650,000	$3,340,308	$2,283,332	11.1%

Apex Credit CLO 2021 Ltd
Subordinated Notes (2) (14)		18.71%			5/28/2021	7/18/2034	1,480,000	1,228,212	969,533	4.7

Apex Credit CLO 2022-1A
Subordinated Notes (2) (14)		17.27%			4/28/2022	4/22/2033	1,892,824	1,551,806	1,246,928	6.0

CLO other (10) (14)		16.51%						17,889	24,541	0.1

Elevation CLO 2021-14 Ltd
Subordinated Notes (2) (14)		15.70%			9/21/2021	10/20/2034	1,750,000	1,445,887	1,092,062	5.3

Elevation CLO 2021-15, Ltd.
Subordinated Notes (2) (14)		16.51%			12/6/2021	1/5/2035	1,250,000	916,841	684,599	3.3

Monroe Capital MML CLO X, LTD.
Mezzanine Debt - Class E-R		13.88%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000,000	953,107	934,005	4.5

Regatta II Funding
Mezzanine Debt - Class DR2		12.21%	L+	6.95%	6/5/2020	1/15/2029	800,000	798,416	748,620	3.6

Total Structured Finance Securities							$11,822,824	$10,252,466	$7,983,620	38.6%

Total Investments							$55,782,701	$53,433,467	$49,844,723	241.2%

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2023
(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company's investments are generally classified as “restricted securities” as such term is defined under Rule 6-03(f) of Regulation S-X or Rule 144 of the Securities Act.
(2)Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated note investments. CLO subordinated note investments are entitled to recurring distributions which are generally equal to the residual cash flow of payments received on underlying securities less contractual payments to debt holders and fund expenses.
(3)A majority of the debt investments bear interest at rates determined by reference to LIBOR (L) or SOFR, and reset monthly, quarterly, or semi-annually. For all variable-rate investments, the schedule presents the spread over LIBOR or SOFR and the interest rate as of June 30, 2023. All investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(4)Unless otherwise noted in footnote 9, fair value was determined using significant unobservable inputs for all of the Company’s investments and are considered Level 3 under GAAP. See Note 5 for further details.
(5)Not meaningful as there is no outstanding balance on the revolver or delayed draw. The Company earns unfunded commitment fees on undrawn revolving lines of credit and delayed draw facility balances, which are reported in fee income. The Company considers undrawn amounts in the determination of fair value.
(6)The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of June 30, 2023:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
SS Acquisition, LLC	11.92%	11.39%	0.53%
SS Acquisition, LLC (Delayed Draw)	12.62%	11.39%	1.23%

(7)Non-income producing.
(8)Investments pledged as collateral under the PWB Credit Facility.
(9)Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.
(10) Fair value represents discounted cash flows associated with fees earned from CLO equity related investments.
(11) Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of June 30, 2023, approximately 82% of the Company's assets were qualifying assets.
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

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2022

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Non-control/Non-affiliate Investments
AIDC IntermediateCo 2, LLC	Computer Systems Design Services
Senior Secured Loan		10.44%	SOFR+	6.25%	7/8/2022	7/22/2027	$500,000	$489,756	$485,701	2.2%

Allen Media, LLC (9)	Cable and Other Subscription Programming
Senior Secured Loan		10.23%	SOFR+	5.50%	9/15/2022	2/10/2027	1,243,605	1,113,070	1,024,034	4.7

All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		12.00%	L+	7.25%	12/19/2019	8/20/2025	5,229,715	5,176,429	5,182,696	23.5

Astro One Acquisition Corporation	Other Miscellaneous Nondurable Goods Merchant Wholesalers
Senior Secured Loan		13.23%	L+	8.50%	1/31/2022	9/14/2029	1,000,000	893,372	748,798	3.4

Asurion, LLC (9)	Communication Equipment Repair and Maintenance
Senior Secured Loan		9.63%	L+	5.25%	6/28/2022	1/31/2028	2,000,000	1,670,959	1,571,660	7.1

Atlantis Holdings, LLC (9)	Electronics and Appliance Stores
Senior Secured Loan		11.83%	SOFR+	7.25%	3/29/2022	3/31/2029	1,663,158	1,607,427	1,620,332	7.4

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		13.23%	L+	8.50%	6/10/2021	6/11/2028	1,325,758	1,310,236	1,298,663	5.9
Senior Secured Loan (Delayed Draw) (12)		13.23%	L+	8.50%	6/10/2021	6/11/2028	357,657	348,642	342,066	1.6
							1,683,415	1,658,878	1,640,729	7.5
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Senior Secured Loan		11.98%	L+	7.25%	2/2/2022	6/8/2029	833,333	820,643	770,191	3.5

Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
Senior Secured Loan (Delayed Draw)		11.33%	SOFR+	6.50%	2/25/2022	2/25/2027	954,839	946,911	920,128	4.2
Senior Secured Loan (Revolver) (12)		n/m (5)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(1,071)	(4,691)	—
Common Equity (129 Class A units) (7)					2/25/2022			129,032	109,758	0.5
							954,839	1,074,872	1,025,195	4.7

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2022

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 Common shares) (7)					3/27/2020			$46,403	$2,099	—%

Convergint Technologies	Security Systems Services (except Locksmiths)
Senior Secured Loan		11.07%	SOFR+	6.75%	9/28/2018	3/30/2029	$2,068,608	2,024,310	2,008,741	9.1

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)					3/8/2018			115,154	159,000	0.7

Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (17)		13.00% PIK	N/A		7/13/2017	10/3/2025	260,270	242,365	58,092	0.3
Subordinated Loan (17)		13.00% PIK	N/A		7/13/2017	10/3/2025	260,270	242,365	—	—
Common Equity (19 units) (12)					10/3/2022			50,000	—	—
							520,540	534,730	58,092	0.3
Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Senior Secured Loan		12.88%	L+	8.50%	4/8/2021	6/26/2026	1,322,722	1,208,792	1,247,042	5.7

Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		14.23% cash / 1.25% PIK	L+	9.50%	10/25/2018	9/30/2025	1,006,368	990,587	938,125	4.3

Honor HN Buyer Inc	Services for the Elderly and Persons with Disabilities
Senior Secured Loan		10.48%	SOFR+	5.75%	10/15/2021	10/15/2027	852,027	838,448	838,121	3.8
Senior Secured Loan (Delayed Draw) (12)		10.48%	SOFR+	5.75%	10/15/2021	10/15/2027	248,319	236,344	231,881	1.1
Senior Secured Loan (Revolver) (12)		n/m (5)	SOFR+	5.75%	10/15/2021	10/15/2027	—	(1,580)	(1,616)	—
							1,100,346	1,073,212	1,068,386	4.9
Idera	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		10.50%	L+	6.75%	1/27/2022	3/2/2029	1,000,000	1,000,000	933,090	4.2

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2022

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Inergex Holdings	Other Computer Related Services
Senior Secured Loan (2)		12.15% cash / 2.00% PIK	L+	7.00%	10/1/2018	10/1/2024	$991,189	$977,912	$991,189	4.5%
Senior Secured Loan (Revolver) (12)		n/m (5)			10/1/2018	10/1/2024	—	(4,894)	—	—
							991,189	973,018	991,189	4.5
KNS Acquisition Corp.	Electronic Shopping and Mail-Order Houses
Senior Secured Loan		10.42%	L+	6.25%	7/26/2021	4/21/2027	968,750	966,834	930,764	4.1

LogMeIn (9)	Data Processing, Hosting, and Related Services
Senior Secured Loan		9.14%	L+	4.75%	9/28/2022	8/31/2027	1,392,893	979,396	902,595	4.0

Metasource	All Other Business Support Services
Senior Secured Loan		10.69%	SOFR+	6.25%	5/17/2022	5/17/2027	694,750	688,674	647,898	2.9
Senior Secured Loan (12)		n/m (5)	SOFR+	6.25%	5/17/2022	5/17/2027	—	(2,060)	(20,231)	(0.1)
							694,750	686,614	627,667	2.8
Milrose Consultants, LLC	Administrative Management and General Management Consulting Services
Senior Secured Loan		11.33%	SOFR+	6.50%	7/16/2019	7/16/2025	3,849,947	3,849,946	3,782,968	17.2
Senior Secured Loan (Revolver) (12)		11.33%	SOFR+	6.50%	12/14/2021	7/16/2025	82,696	81,721	77,901	0.4
							3,932,643	3,931,667	3,860,869	17.6
One GI LLC (12)	Offices of Other Holding Companies
Senior Secured Loan		11.13%	L+	6.75%	12/13/2021	12/22/2025	866,250	853,318	812,176	3.7
Senior Secured Loan (Delayed Draw) (12)		11.14%	L+	6.75%	12/13/2021	12/22/2025	455,278	446,052	426,667	1.9
Senior Secured Loan (Revolver) (12)		n/m (5)	L+	6.75%	12/13/2021	12/22/2025	—	(2,463)	(10,404)	—
							1,321,528	1,296,907	1,228,439	5.6
RC Buyer, Inc.	Other Automotive Mechanical and Electrical Repair and Maintenance
Senior Secure Loan		11.23%	L+	6.50%	6/24/2022	7/30/2029	1,125,000	1,083,088	1,064,250	4.8

RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 Class A units) (7) (13)					1/17/2018			88,917	73,264	0.3

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2022

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
RSA Security	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		12.11%	L+	7.75%	4/16/2021	4/27/2029	$1,000,000	$989,670	$752,712	3.4%

RumbleOn, Inc. (11)	Other Industrial Machinery Manufacturing
Senior Secured Loan		12.98%	L+	8.25%	8/31/2021	8/31/2026	996,314	954,147	904,355	4.1
Senior Secured Loan (Delayed Draw) (12)		12.98%	L+	8.25%	8/31/2021	8/31/2026	301,435	297,288	261,325	1.2
Warrants (warrants to purchase up to $150,000 in common stock) (7)					8/31/2021	7/25/2023 (16)		50,082	277	—
							1,297,749	1,301,517	1,165,957	5.3
Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,)	Child Day Care Services
Senior Secured Loan		12.98%	L+	8.25%	7/26/2018	7/30/2026	1,241,800	1,221,651	1,199,701	5.4

SS Acquisition, LLC (6)	Sports and Recreation Instruction
Senior Secured Loan		11.10%	SOFR+	6.85%	12/30/2021	12/30/2026	625,000	620,006	613,871	2.8
Senior Secured Loan (Delayed Draw) (12)		11.84%	SOFR+	7.59%	12/30/2021	12/30/2026	250,000	247,618	243,323	1.1
							875,000	867,624	857,194	3.9
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		12.38%	L+	8.00%	5/15/2018	4/30/2026	1,593,220	1,593,203	1,593,220	7.2

The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		11.38%			12/21/2021	12/22/2024	1,166,666	1,166,666	1,178,333	5.4
Senior Secured Loan (Revolver) (12)		n/m (5)			12/21/2021	12/22/2024	—	(2,191)	—	—
							1,166,666	1,164,475	1,178,333	5.4
Thryv (9)	Directory and Mailing List Publishers
Senior Secured Loan		12.88%	L+	8.50%	2/18/2021	3/1/2026	1,838,618	1,807,811	1,816,407	8.2

Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
Senior Secured Loan		9.32%	L+	5.75%	10/14/2021	10/14/2026	1,328,932	1,323,878	1,328,932	6.0
Senior Secured Loan (Revolver) (12)		12.25%	PRIME+	4.75%	10/14/2021	10/14/2026	37,500	36,665	37,500	0.2
							1,366,432	1,360,543	1,366,432	6.2

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2022

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Tony's Fresh Market	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured loan		11.44%	SOFR+	6.75%	7/20/2022	8/1/2029	$1,995,000	$1,882,330	$1,844,130	8.4%

TruGreen Limited Partnership	Landscaping Services
Senior Secured Loan		12.91%	L+	8.50%	5/13/2021	11/2/2028	1,500,000	1,536,875	1,408,707	6.4

Total Debt and Equity Investments							$46,427,888	$45,230,736	$43,345,742	196.9%

Structured Finance Securities (11)
Apex Credit CLO 2020
Subordinated Notes (14) (15)		19.26%			11/16/2020	10/20/2031	$3,650,000	$3,266,125	$2,633,996	11.9%

Apex Credit CLO 2021 Ltd
Subordinated Notes (14) (15)		18.54%			5/28/2021	7/18/2034	1,480,000	1,234,427	1,053,101	4.8

Apex Credit CLO 2022-1A
Subordinated Notes (14) (15)		16.48%			4/28/2022	4/22/2033	1,892,824	1,480,489	1,519,519	6.9

CLO other (10)		16.95%						19,692	26,172	0.1

Elevation CLO 2021-14 Ltd
Subordinated Notes (14) (15)		16.05%			9/21/2021	10/20/2034	1,750,000	1,444,114	1,272,272	5.8

Elevation CLO 2021-15, Ltd.
Subordinated Notes (14) (15)		16.95%			12/6/2021	1/5/2035	1,250,000	906,083	808,448	3.7

Monroe Capital MML CLO X, LTD.
Mezzanine Debt - Class E-R		13.03%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000,000	945,055	873,648	3.9

Regatta II Funding
Mezzanine bond - Class DR2		11.03%	L+	6.95%	6/5/2020	1/15/2029	800,000	777,931	737,633	3.4

Total Structured Finance Securities							$11,822,824	$10,073,915	$8,924,790	40.5%

Total Investments							$58,250,712	$55,304,651	$52,270,532	237.4%

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
The Company intends to raise up to $200,000,000 through offering shares of its common stock to investors in a continuous offering in reliance on exemptions from the registration requirements of the Securities Act. Since August 3, 2020, CCO has served as the dealer manager in the Offering. From time to time, the Company may enter into agreements with placement agents to sell, distribute and market shares of its common stock in the Offering. The Company may pay certain placement or “finder’s” fees to placement agents engaged by the Company in connection with the Offering. In addition, investors who are purchasing shares through a placement agent may be required to pay a fee or commission directly to the placement agent.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

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
Pre-incentive fee net investment income is expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter. The incentive fee with respect to pre-incentive fee net income is 100.0% of the amount, if any, by which the pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 1.75% (which is 7.0% annualized) “hurdle rate” but is less than 2.1875% (or 8.75% annually), referred to as the “catch-up” provision, and 20.0% of the amount of pre-incentive fee net investment income, if any, that exceeds 2.1875%. The “catch-up” is meant to provide OFS Advisor with 20.0% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this pre-incentive fee net investment income exceeds 2.1875% in any calendar quarter. The Income Incentive Fee is calculated before the determination of any operating expense limitation under the ESAs, as further described below.
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
The second part of the incentive fee (the “Capital Gain Fee”) will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and will equal 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation at the end of such year, less all previous amounts paid in respect of the Capital Gain Fee. Since inception through June 30, 2023, the Company has not made a Capital Gain Fee payment.

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
Equity Ownership: As of June 30, 2023, affiliates of OFS Advisor held 74,084 shares of common stock, which is approximately 3.8% of the Company’s outstanding shares of common stock.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Expenses recognized under agreements with OFS Advisor, CCO and OFS Services and distributions paid to affiliates for the three and six months ended June 30, 2023 and 2022 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Management fees	$163,288	$150,249	$328,008	$297,262
Incentive fees	147,016	—	271,719	—
Administrative fees	216,563	242,110	453,312	469,827
Dealer manager fees	1,500	27,000	7,100	29,700
Reimbursements of offering and Contractual Issuer Expenses	2,250	13,500	10,650	14,850
Distributions paid to affiliates	18,803	18,803	37,605	37,605
Expense Limitation Agreements:
The table below presents the contractual agreements between the Company and OFS Advisor and affiliates that provide or provided expense limitation for the period August 3, 2020 to date. The expense limitation clauses in these agreements were substantially identical, and as of June 30, 2023, all amounts are conditionally reimbursable to OFS Advisor for three years from the date such support is provided.

	Offering Costs and Contractual Issuer Expenses (collectively, the “Advisory Agreements”)	All Other Operating Expenses (collectively, the “ESAs”)
From August 3, 2020 to February 1, 2022	Sub-Advisory Agreement	Amended Expense Support Agreement
From February 2, 2022	Investment Advisory Agreement	Second Amended Expense Support Agreement
OFS Advisor’s obligation to provide expense support to the Company can be terminated at any time.
Expense limitations provided under the Advisory Agreements and ESAs for the three and six months ended June 30, 2023 and 2022, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net offering costs and Contractual Issuer Expenses limitations under the Advisory Agreements	$79,361	$30,054	$151,533	$43,928
Operating expense limitations under the ESAs	—	—	108,548	134,376
Total expense limitations	$79,361	$30,054	$260,081	$178,304
As of June 30, 2023 and December 31, 2022, the Company is conditionally obligated to reimburse OFS Advisor for aggregate expense support as follows:

	June 30, 2023	December 31, 2022
Unreimbursed costs under the Advisory Agreements	$630,389	$650,768
Unreimbursed operating expense support under the ESAs	2,280,708	2,932,038
Total conditional reimbursement obligation under expense limitation agreements	$2,911,097	$3,582,806

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
Unreimbursed offering costs and Contractual Issuer Expenses subject to conditional reimbursement as of June 30, 2023, are summarized below:

Period Incurred	Unreimbursed Total	Expiration of Reimbursement Eligibility(1)
Three months ended September 30, 2020	$24,300	September 30, 2023
Three months ended December 31, 2020	7,722	December 31, 2023
Year ended December 31, 2021	57,588	December 31, 2024
Year ended December 31, 2022	375,824	December 31, 2025
Six months ended June 30, 2023	164,955	June 30, 2026
Total unreimbursed offering costs and Contractual Issuer Expenses	$630,389
(1) Expenses are pooled monthly for the determination of their reimbursement expiration date and are summarized into quarterly and yearly pools for presentation purposes. Expirations of reimbursement eligibility for portions of each pool occurs at each month-end within the periods presented above.
All Other Operating Expenses: All other operating expenses, not separately limited under the Advisory Agreements, are limited under the Second Amended Expense Support Agreement to provide that no distribution by the Company is deemed to be a return of capital contributed by its stockholders. For additional details, see the Company’s Annual Report on Form 10 K for the year ended December 31, 2022.
Unreimbursed support for operating expenses provided under the ESAs and conditions for reimbursement to OFS Advisor as of June 30, 2023, are summarized below:

		Other Operating Expense Ratio
Supported period	Amount of expense limitation	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share(1)	Expiration of reimbursement eligibility
Three months ended September 30, 2020	$452,480	6.7%	6.2%	7.2%	September 30, 2023
Three months ended December 31, 2020	404,258	6.6%	6.2%	7.2%	December 31, 2023
Three months ended March 31, 2021	253,800	6.5%	6.8%	7.2%	March 31, 2024
Three months ended June 30, 2021	264,533	7.6%	6.8%	7.1%	June 30, 2024
Three months ended September 30, 2021	652,774	6.8%	6.8%	7.1%	September 30, 2024
Three months ended December 31, 2021(2)	—	n/a	n/a	n/a	n/a
Three months ended March 31, 2022	134,376	7.2%	8.1%	7.0%	March 31, 2025
Three months ended June 30, 2022(2)	—	n/a	n/a	n/a	n/a
Three months ended September 30, 2022(2)	—	n/a	n/a	n/a	n/a
Three months ended December 31, 2022	9,939	8.5%	8.1%	7.8%	December 31, 2025
Three months ended March 31, 2023	108,548	10.2%	n/a(3)	8.0%	March 31, 2026
Three months ended June 30, 2023(2)	—	n/a	n/a	n/a	n/a
Total unreimbursed operating expense limitations provided under the ESAs	$2,280,708

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

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
As of June 30, 2023, the Company has not been required to reimburse OFS Advisor for a previously provided operating expense support payment.
Note 4. Investments
As of June 30, 2023, the Company had loans to 30 portfolio companies, of which 100% were senior secured loans at fair value. The Company also had equity investments in five portfolio companies and investments in seven Structured Finance Securities. As of June 30, 2023, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$42,805,866	80.1%	207.2%	$41,454,498	83.2%	200.6%
Preferred equity investments	34,464	0.1	0.2	34,483	0.1	0.2
Common equity and warrant investments	340,671	0.6	1.6	372,122	0.7	1.8
Total Portfolio Company Investments	43,181,001	80.8	209.0	41,861,103	84.0	202.6
Structured Finance Securities	10,252,466	19.2	49.6	7,983,620	16.0	38.6
Total investments	$53,433,467	100.0%	258.6%	$49,844,723	100.0%	241.2%
As of June 30, 2023, all of the Company’s debt and equity investments were domiciled in the United States, while its Structured Finance Securities were domiciled in the Cayman Islands. These Structured Finance Securities generally hold underlying portfolios of investments in companies domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
All Other Business Support Services	$684,573	1.3%	3.3%	$611,775	1.2%	3.0%
Security Systems Services (except Locksmiths)	2,027,827	3.8	9.8	2,039,441	4.1	9.9
Arts, Entertainment, and Recreation
All Other Amusement and Recreation Industries	1,692,533	3.2	8.2	1,714,999	3.4	8.3
Landscaping Services	1,533,745	2.9	7.4	1,407,846	2.8	6.8
Education Services
Sports and Recreation Instruction	918,100	1.7	4.4	929,189	1.9	4.5
Professional and Management Development Training	486,054	0.9	2.4	487,079	1.0	2.4
Health Care and Social Assistance
Child Day Care Services	1,224,457	2.3	5.9	1,214,090	2.4	5.9
Home Health Care Services	995,496	1.9	4.8	909,415	1.8	4.4
Outpatient Mental Health and Substance Abuse Centers	1,665,464	3.1	8.1	1,654,796	3.3	7.9
Services for the Elderly and Persons with Disabilities	2,881,456	5.4	13.9	2,882,515	5.8	14.0

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Information
Cable and Other Subscription Programming	$1,123,006	2.1%	5.4%	$1,071,956	2.2%	5.2%
Data Processing, Hosting, and Related Services	1,133,277	2.1	5.5	923,693	1.9	4.5
Software Publishers	—	—	—	202,875	0.4	1.0
Management of Companies and Enterprises
Offices of Other Holding Companies	1,462,976	2.7	7.1	1,381,057	2.8	6.7
Manufacturing
Current-Carrying Wiring Device Manufacturing	1,225,002	2.3	5.9	1,254,711	2.5	6.1
Ice Cream and Frozen Dessert Manufacturing	821,620	1.5	4.0	752,512	1.5	3.6
Motorcycle, Bicycle, and Parts Manufacturing	1,317,109	2.5	6.4	1,282,091	2.6	6.2
Other Industrial Machinery Manufacturing	1,302,526	2.4	6.3	1,192,592	2.4	5.8
Other Services (except Public Administration)
Other Automotive Mechanical and Electrical Repair and Maintenance	1,086,247	2.0	5.3	1,068,750	2.1	5.2
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	3,919,090	7.3	19.0	3,898,953	7.8	18.9
Computer Systems Design Services	488,415	0.9	2.4	485,461	1	2.3
Other Computer Related Services	1,134,420	2.1	5.5	1,147,439	2.3	5.6
Public Administration
Other Justice, Public Order, and Safety Activities	46,403	0.1	0.2	2,477	—	—
Retail Trade
Electronics and Appliance Stores	1,530,237	2.9	7.4	1,565,132	3.1	7.6
Electronic Shopping and Mail-Order Houses	954,577	1.8	4.6	898,209	1.8	4.3
Supermarkets and Other Grocery (except Convenience) Stores	1,881,335	3.5	9.1	1,935,375	3.9	9.4
Wholesale Trade
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	1,990,480	3.7	9.6	1,779,697	3.6	8.6
Industrial Machinery and Equipment Merchant Wholesalers	1,593,205	3.0	7.7	1,593,220	3.2	7.7
Motor Vehicle Parts (Used) Merchant Wholesalers	5,160,115	9.7	25.0	5,202,899	10.5	25.0
Other Miscellaneous Nondurable Goods Merchant Wholesalers	901,256	1.7	4.4	370,859	0.7	1.8
Total Portfolio Company Investments	$43,181,001	80.8%	209.0%	$41,861,103	84.0%	202.6%
Structured Finance Securities	10,252,466	19.2	49.6	7,983,620	16.0	38.6
Total investments	$53,433,467	100.0%	258.6%	$49,844,723	100.0%	241.2%

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

As of December 31, 2022, the Company had loans to 32 portfolio companies, of which 99.9% were senior secured loans and 0.1% were subordinated loans, at fair value. The Company also had equity investments in six portfolio companies and seven investments in Structured Finance Securities.
As of December 31, 2022, the Company's investments consisted of the following:

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
As of December 31, 2022, all of the Company’s debt and equity investments were domiciled in the United States, while its Structured Finance Securities were domiciled in the Cayman Islands. These Structured Finance Securities generally hold underlying portfolios of investments in companies domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
All Other Business Support Services	$686,614	1.2%	3.1%	$627,667	1.2%	2.9%
Landscaping Services	1,536,875	2.8	7.0	1,408,707	2.7	6.4
Security Systems Services (except Locksmiths)	2,024,310	3.7	9.2	2,008,741	3.8	9.1
Arts, Entertainment, and Recreation
All other amusement and recreation industries	1,164,476	2.1	5.3	1,178,333	2.3	5.4
Education Services
Sports and Recreation Instruction	867,624	1.6	3.9	857,194	1.6	3.9
Health Care and Social Assistance
Child Day Care Services	1,221,651	2.2	5.5	1,199,701	2.3	5.4
Home Health Care Services	990,587	1.8	4.5	938,125	1.8	4.3
Outpatient Mental Health and Substance Abuse Centers	1,658,878	3.0	7.5	1,640,729	3.1	7.5
Services for the Elderly and Persons with Disabilities	2,148,085	3.9	9.8	2,093,582	4.0	9.5
Information
Cable and Other Subscription Programming	1,113,070	2.0	5.1	1,024,034	2.0	4.7
Data Processing, Hosting, and Related Services	1,094,550	2.0	5.0	1,061,595	2.0	4.8
Directory and Mailing List Publishers	1,807,811	3.3	8.2	1,816,407	3.5	8.2
Software Publishers	88,917	0.2	0.4	73,264	0.1	0.3
Management of Companies and Enterprises
Offices of Other Holding Companies	1,296,908	2.3	5.9	1,228,439	2.4	5.6
Manufacturing
Current-Carrying Wiring Device Manufacturing	1,208,792	2.2	5.5	1,247,042	2.4	5.7
Ice Cream and Frozen Dessert Manufacturing	820,643	1.5	3.7	770,191	1.5	3.5

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Motorcycle, Bicycle, and Parts Manufacturing	$1,360,544	2.5%	6.2%	$1,366,432	2.7%	6.2%
Other Industrial Machinery Manufacturing	1,301,517	2.4	5.9	1,165,958	2.2	5.3
Other Services (except Public Administration)
Communication Equipment Repair and Maintenance	1,670,959	3.0	7.6	1,571,660	3.0	7.1
Other Automotive Mechanical and Electrical Repair and Maintenance	1,083,088	2.0	4.9	1,064,250	2.0	4.8
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	3,931,667	7.0	17.9	3,860,868	7.4	17.5
Computer Systems Design Services	489,756	0.9	2.2	485,701	0.9	2.2
Other Computer Related Services	973,017	1.8	4.4	991,189	1.9	4.5
Public Administration
Other Justice, Public Order, and Safety Activities	46,403	0.1	0.2	2,099	—	—
Retail Trade
Electronics and Appliance Stores	1,607,427	2.8	7.3	1,620,332	3.1	7.4
Electronic Shopping and Mail-Order Houses	966,834	1.7	4.4	930,764	1.8	4.2
Shoe Store	534,730	1.0	2.4	58,092	0.1	0.3
Supermarkets and Other Grocery (except Convenience) Stores	1,882,330	3.4	8.5	1,844,130	3.5	8.4
Wholesale Trade
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	1,989,670	3.6	9.0	1,685,802	3.3	7.7
Industrial Machinery and Equipment Merchant Wholesalers	1,593,203	2.9	7.2	1,593,220	3.0	7.2
Motor Vehicle Parts (Used) Merchant Wholesalers	5,176,429	9.3	23.5	5,182,696	9.9	23.5
Other Miscellaneous Nondurable Goods Merchant Wholesalers	893,370	1.6	4.1	748,797	1.4	3.4
Total debt and equity investments	$45,230,736	81.8%	205.4%	$43,345,742	83.0%	196.9%
Structured Finance Securities	10,073,915	18.2	45.8	8,924,790	17.0	40.5
Total investments	$55,304,651	100.0%	251.2%	$52,270,532	100.0%	237.4%
Non-Accrual Loans: Management reviews, for placement on non-accrual status, all loans that become past due on principal and interest, and/or when there is reasonable doubt that principal, cash interest, or PIK interest will be collected. When a loan is placed on non-accrual status, unpaid interest is credited to income and reversed. Additionally, Net Loan Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. As of June 30, 2023, the Company had no loans on non-accrual status, and as of December 31, 2022, the aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $484,730 and $58,092, respectively.
Portfolio Concentration: As of June 30, 2023 and December 31, 2022, approximately 22% and 22%, respectively, of the Company’s net assets were comprised of Structured Finance Securities managed by a single adviser.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

As of June 30, 2023, the Company’s senior secured debt investment in All Star Auto Lights, Inc. accounted for 10% and 25% of its total portfolio at fair value and its total net assets, respectively.
As of June 30, 2023, the Company’s senior secured debt investment in Milrose Consultants, LLC accounted for 8% and 19% of its total portfolio at fair value and its total net assets, respectively.
Note 5. Fair Value of Financial Instruments
The Company’s investments are carried at fair value and determined in accordance with a documented valuation policy that is applied in a consistent manner. On September 7, 2022, pursuant to Rule 2a-5 of the 1940 Act (“Rule 2a-5”), the Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to the Company’s investments, commencing with the quarter ended September 30, 2022, and, as prescribed in Rule 2a-5, the Board maintains oversight of OFS Advisor in its capacity as valuation designee.
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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 debt investments for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Transfers from Level 2 to Level 3	$808,004	$947,888	$—	$—
Transfers from Level 3 to Level 2	—	—	—	—
Transfers between levels during the reporting periods were due to availability of reliable Indicative Prices in those periods.
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from rising interest rates and elevated inflation rates, the ongoing war between Russia and Ukraine, instability in the U.S. and international banking systems, the risk of recession and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company's investments.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The following tables present the Company's investment portfolio measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, respectively:

Security	Level 1	Level 2	Level 3	Fair Value as of June 30, 2023
Debt investments	$—	$3,510,903	$37,943,595	$41,454,498
Equity investments	—	—	406,605	406,605
Structured Finance Securities	—	—	7,983,620	7,983,620
	$—	$3,510,903	$46,333,820	$49,844,723

Security	Level 1	Level 2	Level 3	Fair Value as of December 31, 2022
Debt investments	$—	$6,935,028	$36,066,314	$43,001,342
Equity investments	—	—	344,400	344,400
Structured Finance Securities	—	—	8,924,790	8,924,790
	$—	$6,935,028	$45,335,504	$52,270,532
The following tables provide quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of June 30, 2023 and December 31, 2022. In addition to the techniques and unobservable inputs noted in the tables below and, in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets.

	Fair Value as of June 30, 2023	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$37,572,736	Discounted cash flow	Discount rates	10.41% - 51.91% (14.15%)
Senior secured	370,859	Market approach	Revenue multiples	1.50x - 1.50x (1.50x)

Structured Finance Securities:
Subordinated notes and other CLO equity related investments(1)	6,300,995	Discounted cash flow	Discount rates	9.68% - 43.00% (31.77%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Mezzanine debt	1,682,625	Discounted cash flow	Discount margin	8.95% - 10.25% (9.67%)
			Constant default rate	2.00% - 3.00% (2.56%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	34,483	Market approach	EBITDA multiples	8.00x - 8.00x (8.00x)

Common equity and warrants	372,122	Market approach	EBITDA multiples	5.34x - 17.00x (12.73x)
	$46,333,820
(1) The cash flows utilized in the discounted cash flow calculations assume: (i) immediate liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices; and (ii) redeployment of proceeds at the issuing CLO’s assumed reinvestment rate.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

	Fair Value as of December 31, 2022	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$35,930,321	Discounted cash flow	Discount rates	10.21% - 20.71% (13.44%)
Senior secured	77,901	Market approach	Revenue multiples	0.46x - 0.46x (0.46x)
Subordinated	58,092	Market approach	EBITDA multiples	10.5x - 10.5x (10.5x)

Structured Finance Securities:
Subordinated notes and other CLO equity related investments(1)	7,313,509	Discounted cash flow	Discount rates	9.68% - 24.00% (18.78%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Mezzanine debt	1,611,281	Discounted cash flow	Discount margin	9.15% - 11.60% (10.48%)
			Constant default rate	2.00% - 3.00% (2.54%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Common equity and warrants	344,400	Market approach	EBITDA multiples	3.72x - 11.75x (8.29x)
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The following tables present changes in the investment measured at fair value using Level 3 inputs for the six months ended June 30, 2023 and 2022, respectively:

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2022	$36,008,222	$58,092	$—	$344,400	$8,924,790	$45,335,504
Net unrealized appreciation (depreciation) on investments	(111,372)	426,638	19	166,639	(1,119,722)	(637,798)
Net realized gain (loss) on investments	—	(484,730)	—	16,070	—	(468,660)
Amortization of Net Loan Fees	95,721	—	—	—	28,537	124,258
Paid-in-kind interest income	17,572	—	—	—	—	17,572
Accretion of interest income on Structured Finance Securities	—	—	—	—	741,598	741,598
Proceeds from principal payments on portfolio investments	(511,103)	—	—	—	—	(511,103)
Purchase of portfolio investments	2,453,739	—	34,464	18,750	—	2,506,953
Proceeds from distributions received from portfolio investments	—	—	—	(173,737)	(591,583)	(765,320)
Amendment fees collected	(9,184)	—	—	—	—	(9,184)
Level 3 assets, June 30, 2023	$37,943,595	$—	$34,483	$372,122	$7,983,620	$46,333,820

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Notes	Total
Level 3 assets, December 31, 2021	$31,733,653	$476,279	$—	$360,220	$9,995,693	$42,565,845
Net unrealized depreciation on investments	(588,377)	(101,928)	—	(97,901)	(993,806)	(1,782,012)
Net realized loss on investments	(210)	—	—	—	—	(210)
Amortization of Net Loan Fees	101,529	327	—	—	72,887	174,743
Paid-in-kind interest income	6,367	1,211	—	—	—	7,578
Accretion of interest income on Structured Finance Notes	—	—	—	—	498,748	498,748
Proceeds from principal payments on portfolio investments	(5,197,459)	—	—	—	(2,500,000)	(7,697,459)
Sale or redemption of portfolio investments	(100,849)	—	—	—	—	(100,849)
Purchase of portfolio investments	9,760,259	—	—	129,032	2,434,117	12,323,408
Proceeds from distributions received from portfolio investments	—	—	—	—	(553,693)	(553,693)
Amendment fees collected	(11,024)	—	—	—	—	(11,024)
Level 3 assets, June 30, 2022	$35,703,889	$375,889	$—	$391,351	$8,953,946	$45,425,075

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the six months ended June 30, 2023 and 2022, attributable to the Company’s Level 3 assets still held at those respective period ends, was as follows:

	Six Months Ended June 30,
	2023	2022
Senior secured debt investments	$(111,373)	$(520,933)
Subordinated debt investments	—	(101,929)
Preferred equity	19	—
Common equity and warrants	116,640	(97,901)
Structured Finance Securities	(1,119,721)	(947,426)
Net unrealized depreciation on investments held	$(1,114,435)	$(1,668,189)
Other Financial Assets and Liabilities
The Company provides disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments, such as cash, receivables and payables, approximate the fair value of such items due to the short maturity of such financial instruments. The PWB Credit Facility is a variable rate instrument and fair value is estimated to approximate carrying value as of June 30, 2023 and December 31, 2022.
The following tables present the fair value measurements of the Company’s debt, organized by the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of June 30, 2023 and December 31, 2022:

	June 30, 2023
Description	Level 1	Level 2	Level 3(1)	Total
PWB Credit Facility	$—	$—	$15,740,000	$15,740,000
Unsecured Note	—	—	13,589,561	13,589,561
Total debt, at fair value	$—	$—	$29,329,561	$29,329,561

	December 31, 2022
Description	Level 1	Level 2	Level 3(1)	Total
PWB Credit Facility	$—	$—	$15,165,000	$15,165,000
Unsecured Note	—	—	12,985,186	12,985,186
Total debt, at fair value	$—	$—	$28,150,186	$28,150,186
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

The following table sets forth the carrying values and fair values of the Company’s debt as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
PWB Credit Facility	$15,740,000	$15,740,000	$15,165,000	$15,165,000
Unsecured Note	14,751,653	13,589,561	14,715,310	12,985,186
Total debt	$30,491,653	$29,329,561	$29,880,310	$28,150,186
(1) Carrying value is calculated as the outstanding principal amount less unamortized discount and deferred debt issuance costs.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 6. Commitments and Contingencies
As of June 30, 2023 and December 31, 2022, the Company had outstanding commitments to fund investments under various undrawn revolvers and other credit facilities totaling $1,411,920 and $3,097,992, respectively.
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2023.
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
As of June 30, 2023 and December 31, 2022, the Company had $15,740,000 and $15,165,000, respectively, of outstanding debt under the PWB Credit Facility. As of June 30, 2023, the unused commitment under the PWB Credit Facility was $4,260,000, subject to a borrowing base and other covenants.
For the three and six months ended June 30, 2023 and 2022, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the PWB Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stated interest expense(1)	$380,245	$80,825	$720,097	$134,292
Amortization of debt issuance costs	442	—	883	—
Total interest and debt financing costs	$380,687	$80,825	$720,980	$134,292
Cash paid for interest expense	$389,730	$80,716	$722,990	$133,778
Effective interest rate	8.94%	6.14%	8.76%	5.97%
Average outstanding balance	$17,040,000	$5,268,846	$16,468,039	$4,498,370
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
On each of June 30, 2023 and December 31, 2022, the Company’s Unsecured Note had an aggregate outstanding principal of $15,000,000.
For the three and six months ended June 30, 2023 and 2022, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Note were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stated interest expense	$206,250	$206,250	$412,500	$412,500
Amortization of debt issuance costs	18,171	18,171	36,343	36,343
Total interest and debt financing costs	$224,421	$224,421	$448,843	$448,843
Cash paid for interest expense	$206,250	$206,250	$412,500	$412,500
Effective interest rate	5.98%	5.98%	5.98%	5.98%
Average outstanding balance	$15,000,000	$15,000,000	$15,000,000	$15,000,000
For the three and six months ended June 30, 2023 and 2022, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Average dollar borrowings	$32,040,000	$20,268,846	$31,468,039	$19,498,370
Weighted average effective interest rate	7.55%	6.02%	7.43%	5.98%

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 8. Financial Highlights
The following is a schedule of financial highlights for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Per share operating performance:
Net asset value per share at beginning of period	$10.74	$12.80	$11.13	$12.99
Net investment income(1)	0.30	0.12	0.60	0.30
Net realized gain (loss), net of taxes(1)	(0.29)	0.01	(0.27)	(0.01)
Net unrealized appreciation (depreciation), net of taxes(1)	0.18	(0.82)	(0.29)	(0.91)
Total income (loss) from operations	0.19	(0.69)	0.04	(0.62)
Distributions(2)	(0.25)	(0.25)	(0.51)	(0.51)
Issuance and repurchase of common stock(1)(3)	—	0.01	0.02	0.01
Net asset value per share at end of period	$10.68	$11.87	$10.68	$11.87
Total return based on net asset value(4)(5)	1.8%	(5.3)%	0.6%	(4.8)%
Shares outstanding and subscribed at end of period	1,935,004	1,984,863	1,935,004	1,984,863
Weighted average shares outstanding and subscribed	1,971,066	2,000,333	1,982,244	2,009,186
Ratio/Supplemental Data
Average net asset value(6)	$20,924,954	$24,415,238	$21,289,285	$25,024,966
Net asset value at end of period	$20,661,482	$23,564,242	$20,661,482	$23,564,242
Net investment income	$588,063	$245,032	$1,195,425	$599,675
Ratio of net operating expenses to average net assets(7)	27.6%	15.6%	25.8%	13.7%
Ratio of net investment income to average net assets(7)	11.2%	4.0%	11.2%	4.8%
Portfolio turnover(8)	2.5%	14.3%	4.9%	18.2%
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 9. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued or subscribed for in the Offering during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	12,648	$150,000	63,556	$900,000	57,618	$710,000	69,867	$990,000
Commissions and dealer manager fees	—	(12,000)	—	(72,250)	—	(48,000)	—	(79,450)
Net proceeds to the Company	12,648	$138,000	63,556	$827,750	57,618	$662,000	69,867	$910,550
Repurchases of Shares
The following table summarizes the common stock repurchases by the Company for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Repurchase of common stock	50,083	$535,888	52,161	$646,796	100,308	$1,100,417	105,365	$1,334,192
All repurchased shares were retired upon acquisition.
Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the six months ended June 30, 2023 and 2022. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount	Cash Distribution
Six Months Ended June 30, 2022
January 26, 2022	January 27, 2022	April 15, 2022	$0.0846	$170,923
February 23, 2022	February 24, 2022	April 15, 2022	0.0846	170,923
March 28, 2022	March 29, 2022	April 15, 2022	0.0846	166,421
April 26, 2022	April 27, 2022	July 15, 2022	0.0846	166,956
May 25, 2022	May 26, 2022	July 15, 2022	0.0846	169,174
June 27, 2022	June 28, 2022	July 15, 2022	0.0846	167,069
Total			$0.5076	$1,011,466

Six Months Ended June 30, 2023
January 26, 2023	January 27, 2023	February 6, 2023	$0.0846	$167,313
February 23, 2023	February 24, 2023	March 6, 2023	0.0846	167,595
March 29, 2023	March 29, 2023	April 5, 2023	0.0846	166,868
April 25, 2023	April 26, 2023	May 5, 2023	0.0846	166,868
May 26, 2023	May 26, 2023	June 5, 2023	0.0846	166,868
June 28, 2023	June 28, 2023	July 5, 2023	0.0846	162,632
Total			$0.5076	$998,144
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

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
Note 10. Subsequent Events Not Disclosed Elsewhere
On July 27, 2023, the Board declared a distribution of $0.0846 per common share, which represents an 8.4% distribution yield based on the Company’s common stock offering price as of July 28, 2023, payable on August 7, 2023 to stockholders of record on July 27, 2023.
On August 8, 2023, the Board approved a tender offer, commencing on August 30, 2023, to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ending June 30, 2023.

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
Overview
    Key performance metrics per common share are presented below:

	June 30, 2023	March 31, 2023
Net asset value	$10.68	$10.74

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Net investment income	$0.30	$0.30	$0.60	$0.30
Net increase (decrease) in net assets resulting from operations	0.19	(0.14)	0.04	(0.62)
Distributions declared	0.25	0.25	0.51	0.51
Our NAV per common share decreased from $10.74 at March 31, 2023 to $10.68 at June 30, 2023, primarily due to a net loss on investments of $220,750, or $0.11 per common share. For the quarter ended June 30, 2023, net investment income of $0.30 per common share exceeded our distributions of $0.25 per common share declared during the quarter .
For the quarter ended June 30, 2023, total investment income increased $118,257, or $0.06 per common share, compared to the prior quarter, primarily due to an increase in interest income. Interest income increased $121,056 compared to the prior quarter, primarily due to an increase in our portfolio’s weighted-average performing income yield to 14.9% from 13.8% in the prior quarter. The increase in our weighted-average performing income yield was primarily due to rising interest rates, as 100% of our loan portfolio at fair value consisted of floating rate loans. We continue to believe that our loan portfolio is well positioned and will continue to produce strong net investment income and perform well in the current interest rate environment.
For the quarter ended June 30, 2023, net loss on investments of $220,750 was primarily due to unrealized depreciation of $566,822 on our Structured Finance Securities, partially offset by unrealized appreciation of $479,668 on our senior secured debt investments.
As of June 30, 2023, no loans were on non-accrual status. During the quarter ended June 30, 2023, we wrote-off our non-accrual loan and equity investment in Eblens Holdings, Inc., resulting in a realized loss of $553,480, of which $476,638 was previously recognized in prior fiscal years, with $18,750 and $76,842 recognized during the three and six months ended June 30, 2023, respectively.
For the quarter ended June 30, 2023, our weighted-average debt interest costs increased to 7.55% compared to 7.31% for the quarter ended March 31, 2023, due to an increase in the cost of debt on our PWB Credit Facility resulting from Prime Rate increases. As of June 30, 2023, 49% of our total outstanding debt was fixed rate and contractually matures in 2026.
As of June 30, 2023, our asset coverage ratio of 167% exceeded the minimum asset coverage requirement under the 1940 Act of 150%, and we remained in compliance with all applicable covenants under our outstanding debt facilities. As of June 30, 2023, we had access to $4,260,000 under our PWB Credit Facility, subject to a borrowing base and other covenants, and based on our regulatory asset coverage ratio, we could access our entire unused line of credit and remain in compliance with asset coverage ratio requirements. As of June 30, 2023, we had unfunded loan commitments of $1,411,920 to seven portfolio companies. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and operate our business in this challenging environment.
On July 27, 2023, our Board declared a $0.0846 per common share distribution, which represents an 8.4% distribution yield based on our common stock offering price as of July 28, 2023, payable on August 7, 2023 to stockholders of record on July 27, 2023.
On August 8, 2023, our Board approved a tender offer, commencing on August 30, 2023, to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ending June 30, 2023.
We are also subject to financial risks, including changes in market interest rates. As of June 30, 2023, all of our debt investments bore interest at variable rates. We have prepared and planned for the transition away from LIBOR by incorporating alternate reference rates, including SOFR, to be used in our credit agreements. As of June 30, 2023, approximately $35.7 million (aggregate fair value) of our debt investments, or 86%, have transitioned from LIBOR to SOFR with minimal impact to us.
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
    The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received our existing Order, which superseded a previous order that we received on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. We are generally permitted to co-invest with Affiliated Funds if, under the terms of our existing Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
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
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments as of June 30, 2023:

	Fair Value as of June 30, 2023	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior secured	$41,454,498	$40,821,574	$42,090,466

Structured Finance Securities:
Subordinated notes and other CLO equity related investments	6,300,995	5,997,252	6,604,739
Mezzanine debt	1,682,625	1,646,793	1,718,457

Equity investments:
Preferred equity	34,483	34,483	34,483
Common equity and warrants	372,122	325,353	418,891
	$49,844,723	$48,825,455	$50,867,036
Portfolio Composition and Investment Activity
Portfolio Composition
The following table summarizes the composition of our investment portfolio as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments	$42,805,866	$41,454,498	$44,266,418	$42,943,250
Subordinated debt investments	—	—	484,730	58,092
Preferred equity investments	34,464	34,483	—	—
Common equity and warrant investments	340,671	372,122	479,588	344,400
Total Portfolio Company Investments	$43,181,001	$41,861,103	$45,230,736	$43,345,742
Structured Finance Securities	10,252,466	7,983,620	10,073,915	8,924,790
Total Investments	$53,433,467	$49,844,723	$55,304,651	$52,270,532
Total number of Portfolio Companies and Structured Finance Securities	40	40	42	42
As of June 30, 2023, all of our debt investments were floating rate loans and 99% of our Portfolio Company Investments at fair value are senior secured debt investments. We believe the seniority of our debt investments in the borrowers’ capital structures may provide greater downside protection against adverse economic changes, including those caused by the impacts of the ongoing war between Russia and Ukraine, rising interest and elevated inflation rates, instability in the U.S. and international banking systems, the risk of recession and related market volatility.
As of June 30, 2023, the three largest industries of our Portfolio Company Investments by fair value, were (1) Wholesale Trade of 18.0%, (2) Health Care and Social Assistance of 13.3% and (3) Professional, Scientific and Technical Services of 11.1%, totaling an aggregate of approximately 42.4% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1–Financial Statements–Note 4.”
The following table presents our five largest investments by portfolio company based on fair value as of June 30, 2023:

Issuer	Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value
All Star Auto Lights, Inc.	Debt	$5,160,115	$5,202,900	10.4%
Milrose Consultants, LLC	Debt	3,919,090	3,898,953	7.8
Apex Credit CLO 2020 Ltd.	Structured Finance Security	3,340,308	2,283,332	4.6
Convergint Technologies Holdings, LLC	Debt	2,027,827	2,039,441	4.1
Tony's Fresh Market / Cardenas Markets	Debt	1,881,335	1,935,375	3.9
Total		$16,328,675	$15,360,001	30.8%
As of June 30, 2023, approximately 9.0% and 21.8% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
Structured Finance Securities
The following table summarizes the composition of our Structured Finance Securities as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes and other CLO equity related investments	$8,500,943	$6,300,995	$8,350,929	$7,313,508
Mezzanine debt	1,751,523	1,682,625	1,722,986	1,611,281
Total Structured Finance Securities	$10,252,466	$7,983,620	$10,073,915	$8,924,789
As of June 30, 2023 and December 31, 2022, there were no non-performing Structured Finance Securities. Non-performing Structured Finance Securities are securities that had an effective yield of 0.0%. Our Structured Finance Securities managed by a single advisor experienced unrealized depreciation of $846,109, or $0.43 per common share, during the six months ended June 30, 2023.
Portfolio Yields
The following table presents weighted-average yields metrics for our portfolio as of June 30, 2023 and March 31, 2023, respectively:

	For the Three Months Ended
	June 30, 2023	March 31, 2023
Weighted-average performing income yield(1):
Debt investments	14.3%	13.1%
Structured Finance Securities	17.6	17.1
Interest-bearing investments	14.9%	13.8%

Weighted-average realized yield(2):
Interest-bearing investments	14.8%	13.7%

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
For the quarter ended June 30, 2023, the weighted average realized yield increased primarily due to rising interest rates as 100% of our loan portfolio at fair value consisted of floating rate loans.
Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels.
Investment Activity
The following is a summary of our investment activity for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023

Investments in debt and equity securities	$1,263,792	$2,506,953
Investments in Structured Finance Securities	—	—
Total investment purchases and originations	$1,263,792	$2,506,953

Proceeds from principal payments on portfolio investments	$497,679	$796,159
Proceeds from sale or redemption of portfolio investments	3,299,761	3,299,761
Proceeds from distributions received from portfolio investments	402,677	765,320
Total proceeds from principal payments, sales or redemptions, and distributions received from portfolio investments	$4,200,117	$4,861,240

We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2022. The following table shows the classification of our debt securities of portfolio companies by credit risk rating as of June 30, 2023 and December 31, 2022:

Debt Investments
	June 30, 2023			December 31, 2022
Risk Category	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value
1 (Low Risk)	$—	$—	—%	$—	$—	—%
2 (Below Average Risk)	—	—	—	—	—	—
3 (Average)	40,909,114	40,174,224	96.9	43,373,046	42,194,452	98.1
4 (Special Mention)	1,896,752	1,280,274	3.1	1,378,102	806,890	1.9
5 (Substandard)	—	—	—	—	—	—
6 (Doubtful)	—	—	—	—	—	—
7 (Loss)	—	—	—	—	—	—
	$42,805,866	$41,454,498	100.0%	$44,751,148	$43,001,342	100.0%

Non-Accrual Loans
Management reviews, for placement on non-accrual status, all loans that become past due on principal and interest, and/or when there is reasonable doubt that principal, cash interest, or PIK interest will be collected. When a loan is placed on non-accrual status, unpaid interest is credited to income and reversed. Additionally, Net Loan Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. During the quarter ended June 30, 2023, no new loans were placed on non-accrual status. As of June 30, 2023, we had no loans on non-accrual status, and as of December 31, 2022, the aggregate amortized cost and fair value of loans on non-accrual status with respect to all interest and Net Loan Fee amortization was $484,730 and $58,092, respectively.
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
Comparison of the three months ended June 30, 2023 and March 31, 2023 and six months ended June 30, 2023 and 2022

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Interest income	$2,022,349	$1,901,293	$3,923,642	$2,269,016
Dividend income	4,185	172	4,357	—
Fee income	3,306	10,118	13,424	40,555
Total investment income	2,029,840	1,911,583	3,941,423	2,309,571
Total operating expenses	1,521,138	1,484,941	3,006,079	1,888,200
Expense limitations	(79,361)	(180,720)	(260,081)	(178,304)
Net investment income	588,063	607,362	1,195,425	599,675
Net loss on investments	(220,750)	(894,579)	(1,115,329)	(1,844,748)
Net increase (decrease) in net assets resulting from operations	$367,313	$(287,217)	$80,096	$(1,245,073)
Investment Income. For the three months ended June 30, 2023, interest income increased $121,056 due to an increase in our portfolio’s weighted-average performing income yield to 14.9% compared to 13.8% for the prior quarter, primarily due to rising floating base rates. We believe our loan portfolio will continue to produce strong interest income in the current interest rate environment.

Gross Expenses. Our gross expenses are limited under the Advisory Agreements and ESAs. Operating expenses shown with respect to each governing expense limitation agreement for the three months ended June 30, 2023 and March 31, 2023 and the six months ended June 30, 2023 and 2022 are presented below:

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Expenses subject to limitation under the Advisory Agreements:
Amortization of deferred offering costs	$3,410	$3,822	$7,232	$27,729
Contractual Issuer Expenses	78,201	76,750	154,951	31,050
Total expenses subject to limitation under the Advisory Agreements	81,611	80,572	162,183	58,779

Expenses subject to limitation under the ESAs:
Interest expense	605,108	564,715	1,169,823	583,135
Management fees	163,288	164,720	328,008	297,262
Incentive fees	147,016	124,703	271,719	—
Administrative fees	216,563	236,749	453,312	469,827
Professional fees	194,708	192,077	386,785	299,729
Other expenses	112,271	121,373	233,644	179,169
Total expenses subject to limitation under the ESAs	1,438,954	1,404,337	2,843,291	1,829,122
HPCI-MB operating expenses	573	32	605	299
Total operating expenses	$1,521,138	$1,484,941	$3,006,079	$1,888,200
Expenses Limited under the Advisory Agreements
OFS Advisor incurred, on our behalf, offering costs of $10,005 and $-0- during the three months ended June 30, 2023 and March 31, 2023, respectively. For the six months ended June 30, 2023 and 2022, offering costs incurred were $10,005 and $15,500, respectively.
OFS Advisor incurred, on our behalf, Contractual Issuer Expenses of $154,951 and $31,050 for the six months ended June 30, 2023 and 2022, respectively. The increase in Contractual Issuer Expenses is due to the direct involvement of OFS Advisor’s employees and employees of its affiliates in the Offering process.
Expense limitations provided under the Advisory Agreements associated with offering costs and expenses for the three months ended June 30, 2023 and March 31, 2023 and the six months ended June 30, 2023 and 2022 are presented below:

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Total expenses limited under the Advisory Agreements	$81,611	$80,572	$162,183	$58,779
Reimbursed offering costs and Contractual Issuer Expenses	(2,250)	(8,400)	(10,650)	(14,850)
Net offering costs and Contractual Issuer Expenses limitations under the Advisory Agreements	$79,361	$72,172	$151,533	$43,929
We are conditionally obligated to pay OFS Advisor up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid by OFS Advisor and their affiliates have been recovered. As of June 30, 2023, reimbursable offering costs and Contractual Issuer Expenses were $630,389.
Expenses Limited under the ESAs.
For the three months ended June 30, 2023 and March 31, 2023
For the three months ended June 30, 2023, total expenses subject to limitation under the ESAs remained stable compared to the prior quarter.

Interest expense for the three months ended June 30, 2023 increased $40,393 compared to the prior quarter, primarily due to the increase in the effective interest rate on our PWB Credit Facility resulting from Prime Rate increases.
For the six months ended June 30, 2023 and 2022
For the six months ended June 30, 2023, total expenses subject to limitation under the ESAs increased $1,014,169 compared to the corresponding period in the prior year, primarily due to an increase of $586,688 in interest expense.
Management and incentive fees for the six months ended June 30, 2023 increased $302,465 compared to the corresponding period in the prior year, primarily due to an increase in the fair value of the investment portfolio and net investment income.
Gross operating expenses (operating expenses excluding offering expenses and Contractual Issuer Expenses, and before limitations) are subject to limitation under the Second Amended Expense Support Agreement. OFS Advisor’s obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to investment company taxable income (expense) and net realized gains (losses) prior to expense limitation, and the amount of declared distributions. The Second Amended Expense Support Agreement provides expense support such that distributions are not paid from Offering proceeds. The determination of expense limitation under the ESAs for the three months ended June 30, 2023 and March 31, 2023 and six months ended June 30, 2023 and 2022 are presented below:

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Total investment income	$2,029,840	$1,911,583	$3,941,423	$2,309,571
Expenses limited under the ESAs(1):
Interest expense, management fees and incentive fees	915,412	854,138	1,769,550	880,397
Other operating expenses as defined in the ESAs(2)	523,542	550,199	1,073,741	949,024
Total expenses limited under the ESAs	1,438,954	1,404,337	2,843,291	1,829,421
Net investment income prior to limitation	590,886	507,246	1,098,132	480,150
Differences in recognition of ICTI and GAAP net investment income(3)	(94,518)	(114,018)	(208,536)	396,940
ICTI prior to expense limitation(4)	496,368	393,228	889,596	877,090
Declared distributions	496,368	501,776	998,144	1,011,466
Expense limitation under ESAs	$—	$108,548	$108,548	$134,376
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

Net realized and unrealized gain (loss) on investments
Net gain (loss) on investments for the three months ended June 30, 2023 and March 31, 2023
For the three months ended June 30, 2023, net loss on investments of $220,750 was primarily due to unrealized depreciation of $566,822 on our Structured Finance Securities, partially offset by unrealized appreciation of $479,668 on our senior secured debt investments. Unrealized depreciation of $566,822 on our Structured Finance Securities was due to widening of liquid credit market spreads and credit deterioration in the underlying CLO portfolios.
During the three months ended June 30, 2023, we wrote-off our non-accrual loan and equity investment in Eblens Holdings, Inc., resulting in a realized loss of $553,480, of which $476,638 was previously recognized in prior fiscal years, with $18,750 and $76,842 recognized during the three and six months ended June 30, 2023, respectively.
For the quarter ended March 31, 2023, net loss on investments of $894,579 was primarily due to unrealized depreciation of $565,961 and $552,899 on our debt investments and Structured Finance Securities, respectively, partially offset by unrealized appreciation of $235,801 on our equity investments.
Net gain (loss) on investments for the six months ended June 30, 2023 and 2022
During the six months ended June 30, 2023, net loss on investments of $1,115,329 was primarily due to unrealized depreciation of $1,119,721 on our Structured Finance Securities, partially offset by net gains of $178,386 on our equity investments. During the six months ended June 30, 2023, our Structured Finance Securities managed by a single advisor experienced unrealized depreciation of $846,109.
During the six months ended June 30, 2022, our portfolio experienced net losses of $1,844,748, primarily due to net unrealized depreciation of $837,050 on our debt and equity investments and net unrealized depreciation of $993,806 on our Structured Finance Securities. Net losses of $993,806 on our Structured Finance Securities were primarily a result of aggregate unrealized depreciation of $597,615 on our investments in Apex Credit CLO 2020 Ltd and Elevation CLO 2021-14 Ltd. Net unrealized depreciation during the six months ended June 30, 2022 was primarily due to widening of liquid credit market spreads.
Liquidity and Capital Resources
As of June 30, 2023, we held cash of $985,025 and had $4,260,000 of unfunded commitments under our $20,000,000 PWB Credit Facility that was available, subject to a borrowing base and other covenants. Based on our regulatory asset coverage ratio as of June 30, 2023, we could access our full unused line of credit of $4,260,000 under the PWB Credit Facility, subject to the provisions of the borrowing base as of any borrowing date, and remain in compliance with asset coverage ratio requirements. We continue to believe that we have sufficient levels of liquidity to operate our business in this challenging environment.
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

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash from net investment income(1)	$761,900	$225,812
Net (purchases and originations) repayments of portfolio investments(1)	(52,311)	(1,665,241)
Net cash provided by (used in) operating activities	709,589	(1,439,429)
Net proceeds from issuances of common stock	868,080	784,600
Distributions paid to stockholders	(1,001,321)	(1,028,393)
Net borrowings under revolving line of credit	575,000	1,065,000
Repurchases of common stock	(1,139,470)	(1,383,786)
Net cash used in financing activities	(697,711)	(562,579)
Net change in cash	$11,878	$(2,002,008)

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
Our operating activities provided $709,589 and used $1,439,429 in cash for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the principal source of operating liquidity was investment income collected. Net cash used in operating activities benefited from the positive cash flow impact of expense limitations under the Advisory Agreements and ESAs of $260,081 and $178,304 for the six months ended June 30, 2023 and 2022, respectively, which reduced the net amount paid to the Advisors. Expense support and limitation under both the Investment Advisory Agreement and the Second Amended Expense Support Agreement are cancelable at any time. However, the Second Amended Expense Support Agreement is subordinated to the PWB Credit Facility, and prior to cancelling the Second Amended Expense Support Agreement, OFS Advisor must provide Pacific Western Bank with 30 days advance written notice of such termination.
Net purchases and origination of portfolio investments relates to the investment activity of our portfolio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Composition and Investment Activity.”
We received proceeds of $868,080 and $784,600 from the sale of our common stock during the six months ended June 30, 2023 and 2022, respectively. Offering proceeds are net of aggregate commissions and dealer manager fees of $65,920 and $70,400 for the six months ended June 30, 2023 and 2022, respectively.
During the six months ended June 30, 2023 and 2022, we paid $1,139,470 and $1,383,786, respectively, in connection with our tender offers to repurchase shares of our common stock. Subsequent to June 30, 2023, we paid $535,888 in connection with our second quarter 2023 tender offer to repurchase shares of our common stock.
During the six months ended June 30, 2023, we paid $1,001,321 in dividends to common stockholders and, subsequent to June 30, 2023 and through August 10, 2023, we paid $326,332 in dividends to our common stockholders.
During the six months ended June 30, 2022, we paid $1,028,393 in dividends to common stockholders and, subsequent to June 30, 2022 and through August 10, 2022, we paid $671,118 in dividends to our common stockholders.
Borrowings
PWB Credit Facility. The PWB Credit Facility is available for general corporate purposes, including investment funding, and is scheduled to mature on August 31, 2024. The maximum amount available to borrow under the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 4.25% floor, and includes an unused commitment fee equal to 0.50% per annum for any unused portion in excess of $3,000,000, payable monthly in arrears. As of June 30, 2023, the stated interest rate on the PWB Credit Facility was 9.00%. As of June 30, 2023, the PWB Credit Facility bore an effective interest rate of 9.14%, inclusive of interest on the outstanding balance, commitment fees on undrawn amounts and the amortization of deferred financing costs.
Our PWB Credit Facility is a $20,000,000 revolving line of credit, of which $15,740,000 was drawn as of June 30, 2023. As of June 30, 2023, the unfunded commitment under the PWB Credit Facility was $4,260,000, that was available, subject to a borrowing base and other covenants. As of June 30, 2023, we were in compliance in all material respects with the applicable covenants under the PWB Credit Facility.
On July 25, 2023, Banc of California and Pacific Western Bank announced the signing of a definitive merger agreement. It is uncertain whether we will be able to extend the PWB Credit Facility or negotiate a new facility with the new entity, or an alternative lender, which could impact our future ability to access liquidity and could have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.
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

The Note Purchase Agreement contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a business development company within the meaning of the 1940 Act and a minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, certain judgments and orders, and certain events of bankruptcy. As of June 30, 2023, we were in compliance in all material respects with the applicable covenants under the Note Purchase Agreement.
    As of June 30, 2023, the Unsecured Note had the following terms and balances:

	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate	Effective Interest Rate(1)	Maturity
Unsecured Note	$15,000,000	$248,347	5.50%	5.98%	11/27/2026
(1) The effective interest rate on the Unsecured Note includes deferred debt issuance cost amortization.
Other Liquidity Matters
We expect to fund the growth of our investment portfolio through the private placement of our common shares and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act. We cannot assure stockholders that our plans to raise capital will be successful. In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the ability to fund new investments or make additional investments in our portfolio companies. The illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their current fair value and incur significant realized losses on our invested capital.
From time to time, we may enter into agreements with placement agents to sell, distribute and market shares of our common stock in the Offering. We may pay certain placement or “finder’s” fees to placement agents engaged by us in connection with the Offering. In addition, investors who are purchasing shares through a placement agent may be required to pay a fee or commission directly to the placement agent.
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
As of June 30, 2023, the aggregate amount of senior securities outstanding was $30,740,000, for which our asset coverage was 167%. The asset coverage ratio for a class of senior securities representing indebtedness is calculated by aggregating our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
In addition, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have made, and may continue to make, opportunistic investments in Structured Finance Securities and other non-qualifying assets, consistent with our investment strategy. As of June 30, 2023, approximately 82% of our investments were qualifying assets.
We continue to monitor the instability in the current banking environment arising from recent bank failures. If the banks and financial institutions with whom we have credit facilities enter into receivership, undergo consolidation or become insolvent in the future, our liquidity may be reduced significantly. At various times, our cash balances at third-party financial institutions exceed the federally insured limit. Our cash balances are retained in custodian accounts with U.S. Bank N.A., and we do not believe they are exposed to any significant credit risk. We continue to monitor our portfolio and believe the deposit risk and counterparty risk to be minimal.
Contractual Obligations
We, with approval of our Board, entered into the Investment Advisory Agreement, the Second Amended Expense Support Agreement, the Dealer Manager Agreement and the Administration Agreement. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 1 and Note 3."
As of June 30, 2023, we had $985,025 of cash, as well as unfunded commitments under our PWB Credit Facility of $4,260,000, to meet our short-term contractual obligations, such as $1,411,920 in outstanding commitments to fund investments under various undrawn revolvers and other credit facilities. Long-term contractual obligations, such as our PWB Credit Facility that matures in August 2024 and had $15,740,000 outstanding as of June 30, 2023, can be repaid by selling portfolio investments that have a fair value of $49,844,723 as of June 30, 2023. The investment portfolio includes broadly syndicated loans that can be sold over a relatively short period to generate cash. We cannot, however, be certain that this source of funds will be available and upon terms acceptable to us in sufficient amounts in the future.
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
Off-Balance Sheet Arrangements
Amounts Conditionally Reimbursable to OFS Advisor. OFS Advisor and affiliates have incurred offering costs and Contractual Issuer Expenses, of which $630,389 and $650,768 were unreimbursed as of June 30, 2023 and December 31, 2022, respectively. We remain conditionally liable to OFS Advisor for organization and offering costs incurred on our behalf. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 3.”
OFS Advisor and affiliates have provided aggregate unreimbursed and unexpired operating expense support of $2,280,708 and $2,932,038 as of June 30, 2023 and December 31, 2022, respectively. We remain conditionally liable to OFS Advisor for operating expense support provided to us. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 3.”
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
Recent Developments
On July 27, 2023, our Board declared a $0.0846 per common share distribution, which represents an 8.4% distribution yield based on our common stock offering price as of July 28, 2023, payable on August 7, 2023 to stockholders of record on July 27, 2023.
On August 8, 2023, our Board approved a tender offer, commencing on August 30, 2023, to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ending June 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
    We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, rising interest and elevated inflation rates, ongoing supply chain and labor market disruptions, instability in the U.S. and international banking systems and the risk of recession has introduced significant volatility in the financial markets, and the effects of this volatility has impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 17, 2023.
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of each portfolio investment without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the six months ended June 30, 2023 for more information relating to our investment valuation.
Interest Rate Risk
Changes in interest rates, including any further interest rate increases approved by the U.S. Federal Reserve, and elevated inflation rates may affect both our cost of funding and the valuation of our investment portfolio. As of June 30, 2023, 100% of our debt investments, at fair value, bore interest at floating interest rates and contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis. Historically, the interest rates on our debt investments with floating interest rates have been based on a floating LIBOR, but will continue to transition away from LIBOR to SOFR. As of

June 30, 2023, approximately $35.7 million (aggregate fair value) of our debt investments, or 86%, have transitioned from LIBOR to SOFR with minimal impact to us.
Our outstanding Unsecured Note bears interest at a fixed rate. Our PWB Credit Facility has a floating interest rate provision based on the Prime Rate, which resulted in a stated interest rate of 9.00% as of June 30, 2023.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates as of June 30, 2023. As of June 30, 2023, 1-month and 3-month SOFR were 5.14% and 5.27%, respectively, and certain loan contracts in our investment portfolio have not reset to the current market rate. Assuming that the interim, unaudited Statement of Assets and Liabilities as of June 30, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase	Interest income	Interest expense	Net change
25	$87,443	$(39,897)	$47,546
50	208,501	(79,793)	128,708
75	329,559	(119,690)	209,869
100	450,617	(159,586)	291,031
125	571,675	(199,483)	372,192

Basis point decrease	Interest income	Interest expense	Net change
25	$(154,673)	$39,897	$(114,776)
50	(275,731)	79,793	(195,938)
75	(396,789)	119,690	(277,099)
100	(517,847)	159,586	(358,261)
125	(638,905)	199,483	(439,422)
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting the counterparties with which we enter into financial transactions to reputable financial institutions. As of June 30, 2023 and December 31, 2022, we held our cash balances with third-party financial institutions, and such balances are in excess of the Federal Deposit Insurance Corporation insured limit. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 17, 2023 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.
Other than the risks described below, there have been no material changes from the risk factors previously disclosed in “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K. The risks previously disclosed in our Annual Report on Form 10-K should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
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
If we are unable to consummate credit facilities on commercially reasonable terms, or if the banks and financial institutions with whom we have credit facilities enter into receivership, undergo consolidation or become insolvent in the future, our liquidity may be reduced significantly. On July 25, 2023, Banc of California and Pacific Western Bank announced the signing of a definitive merger agreement. It is uncertain whether we will be able to extend the PWB Credit Facility or negotiate a new facility with the new entity, or an alternative lender, which could impact our future ability to access liquidity and could have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. If we are unable to repay amounts outstanding under any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
During the three month period ended June 30, 2023, we sold 12,648 shares of our common stock for gross proceeds of $150,000, or a weighted average price of $11.86 per share, to investors who participated in the Offering and each of whom met the criteria of an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act.
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
The following table summarizes the common stock repurchases by us for the three months ended June 30, 2023:

Three Months Ended June 30, 2023	Number of Shares	Amount
April 1, 2023 through April 30, 2023	—	$—
May 1, 2023 through May 31, 2023	—	—
June 1, 2023 through June 30, 2023	50,083	535,888

Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
(a)    Not applicable.
(b)    Not applicable.
(c)    During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 11, 2023	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer