Form 10-Q
period 2023-09-30
Hancock Park Corporate Income, Inc.
filed 2023-11-09
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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
Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of November 7, 2023 was 1,885,078.

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
•our plans to focus on providing first lien senior secured loans to larger borrowers and the impact of these plans on our risk profile, including our belief that the seniority of such loans in a borrower’s capital structure may provide greater downside protection against adverse economic changes, including those caused by the impacts of the ongoing war between Russia and Ukraine, the current conflict in Israel, rising interest and elevated inflation rates, instability in the U.S. and international banking systems, the risk of recession or a shutdown of U.S. government services and related market volatility;
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
•interest rate volatility;
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
•the impact of the ongoing war between Russia and Ukraine or current conflict in Israel and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;

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
•the belief that we have sufficient levels of liquidity to operate our business and support our existing portfolio companies;
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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 17, 2023, and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 11, 2023. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities

	September 30, 2023	December 31, 2022
	(unaudited)
Assets:
Non-control/non-affiliate investments, at fair value (amortized cost of $49,448,015 and $55,304,651, respectively)	$45,895,065	$52,270,532
Cash	863,985	973,147
Interest receivable	187,295	184,346
Subscriptions receivable	—	206,080
Prepaid expenses and other assets	22,153	9,973
Total assets	$46,968,498	$53,644,078

Liabilities:
Revolving line of credit	$10,440,000	$15,165,000
Unsecured note (net of discount and deferred debt issuance costs of $230,175 and $284,690, respectively)	14,769,825	14,715,310
Due to advisor and affiliates (Note 3)	460,520	716,749
Accrued professional fees	101,000	163,875
Payable for repurchase of common stock	542,188	574,941
Distribution payable	159,478	165,808
Interest payable	80,734	82,181
Other liabilities	64,257	42,267
Total liabilities	26,618,002	31,626,131

Commitments and contingencies (Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized, 1,885,078 and 1,959,902 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively; 0 and 17,792 shares subscribed as of September 30, 2023 and December 31, 2022, respectively	1,885	1,977
Paid-in capital in excess of par	24,894,759	25,885,923
Total distributable losses	(4,546,148)	(3,869,953)
Total net assets	20,350,496	22,017,947

Total liabilities and net assets	$46,968,498	$53,644,078

Number of shares outstanding and subscribed	1,885,078	1,977,694
Net asset value per share	$10.80	$11.13

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment income
Interest income	$1,798,212	$1,463,535	$5,721,854	$3,732,551
Dividend income	1,039	—	5,396	—
Fee income	2,681	26,101	16,105	66,656
Total investment income	1,801,932	1,489,636	5,743,355	3,799,207

Operating expenses
Interest expense	533,236	386,889	1,703,059	970,024
Management fees	152,905	157,159	480,913	454,421
Incentive fees	124,141	—	395,860	—
Administrative fees	210,949	239,464	664,261	709,291
Professional fees	176,664	178,991	563,449	478,720
Excise taxes	—	11,693	—	11,693
Other expenses	107,474	86,975	341,723	266,443
Amortization of deferred offering costs	5,390	10,263	12,622	37,992
Contractual Issuer Expenses	118,153	268,221	273,104	299,271
Total operating expenses	1,428,912	1,339,655	4,434,991	3,227,855
Less: Expense limitations under agreements with advisers (Note 3)	(300,699)	(266,245)	(560,780)	(444,549)
Net operating expenses	1,128,213	1,073,410	3,874,211	2,783,306

Net investment income	673,719	416,226	1,869,144	1,015,901

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	—	—	(499,779)	13,684
Income tax benefit (expense) on net realized gains on investments	18,010	29,572	(11,834)	(1,428)
Net unrealized appreciation (depreciation) on investments	35,794	(403,186)	(518,831)	(2,234,042)
Deferred tax expense (benefit) from net unrealized appreciation (depreciation) on investments	(9,440)	4,198	(40,521)	7,622
Net gain (loss) on investments	44,364	(369,416)	(1,070,965)	(2,214,164)

Net increase (decrease) in net assets resulting from operations	$718,083	$46,810	$798,179	$(1,198,263)

Net investment income per common share – basic and diluted	$0.35	$0.21	$0.95	$0.51
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$0.37	$0.02	$0.41	$(0.60)
Distributions declared per common share	$0.25	$0.25	$0.76	$0.76
Basic and diluted weighted average shares outstanding and subscribed	1,932,833	2,013,683	1,965,593	2,010,701

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at December 31, 2021	2,020,361	$2,020	$26,754,914	$(512,511)	$26,244,423
Net investment income	—	—	—	1,015,901	1,015,901
Net realized gain on investments, net of taxes	—	—	—	12,256	12,256
Net unrealized depreciation on investments, net of taxes	—	—	—	(2,226,420)	(2,226,420)
Tax reclassifications of permanent differences	—	—	(27,090)	27,090	—
Common stock issued or subscribed	133,356	133	1,675,097	—	1,675,230
Repurchases of common stock	(156,555)	(157)	(1,946,779)	—	(1,946,936)
Distributions to stockholders	—	—	—	(1,518,259)	(1,518,259)
Net decrease for the nine month period ended September 30, 2022	(23,199)	(24)	(298,772)	(2,689,432)	(2,988,228)
Balances at September 30, 2022	1,997,162	$1,997	$26,456,141	$(3,201,943)	$23,256,195

Balances at June 30, 2022	1,984,863	$1,985	$26,316,457	$(2,754,200)	$23,564,242
Net investment income	—	—	—	416,226	416,226
Net realized gain on investments, net of taxes	—	—	—	29,571	29,571
Net unrealized depreciation on investments, net of taxes	—	—	—	(398,987)	(398,987)
Tax reclassifications of permanent differences	—	—	(12,240)	12,240	—
Common stock issued or subscribed	63,489	63	764,617	—	764,680
Repurchase of common stock	(51,190)	(51)	(612,693)	—	(612,744)
Distributions to stockholders	—	—	—	(506,793)	(506,793)
Net increase (decrease) for the three month period ended September 30, 2022	12,299	12	139,684	(447,743)	(308,047)
Balances at September 30, 2022	1,997,162	$1,997	$26,456,141	$(3,201,943)	$23,256,195

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at December 31, 2022	1,977,694	$1,977	$25,885,923	$(3,869,953)	$22,017,947
Net investment income	—	—	—	1,869,144	1,869,144
Net realized loss on investments, net of taxes	—	—	—	(511,613)	(511,613)
Net unrealized depreciation on investments, net of taxes	—	—	—	(559,352)	(559,352)
Tax reclassifications of permanent differences	—	—	(10,650)	10,650	—
Common stock issued	57,618	58	661,942	—	662,000
Repurchases of common stock	(150,234)	(150)	(1,642,456)	—	(1,642,606)
Distributions to stockholders	—	—	—	(1,485,024)	(1,485,024)
Net decrease for the nine month period ended September 30, 2023	(92,616)	(92)	(991,164)	(676,195)	(1,667,451)
Balances at September 30, 2023	1,885,078	$1,885	$24,894,759	$(4,546,148)	$20,350,496

Balances at June 30, 2023	1,935,004	$1,935	$25,436,898	$(4,777,351)	$20,661,482
Net investment income	—	—	—	673,719	673,719
Net realized gain on investments, net of taxes	—	—	—	18,010	18,010
Net unrealized appreciation on investments, net of taxes	—	—	—	26,354	26,354
Common stock issued	—	—	—	—	—
Repurchase of common stock	(49,926)	(50)	(542,139)	—	(542,189)
Distributions to stockholders	—	—	—	(486,880)	(486,880)
Net increase (decrease) for the three month period ended September 30, 2023	(49,926)	(50)	(542,139)	231,203	(310,986)
Balances at September 30, 2023	1,885,078	$1,885	$24,894,759	$(4,546,148)	$20,350,496

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$798,179	$(1,198,263)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized depreciation on investments, net of taxes	559,352	2,226,420
Net realized (gain) loss on investments	499,779	(13,684)
Income tax expense from realized gains on investments	11,834	1,428
Amortization of Net Loan Fees on investments	(312,481)	(252,121)
Amendment fees collected	10,540	16,759
Amortization of deferred debt issuance costs	55,838	54,631
Accretion of interest income on Structured Finance Securities	(1,133,191)	(834,012)
Paid-in-kind interest income	(25,349)	(17,199)
Purchase of portfolio investments	(2,577,827)	(20,179,089)
Proceeds from principal payments on portfolio investments	4,962,535	9,055,642
Proceeds from sale or redemption of portfolio investments	3,299,761	100,849
Proceeds from distributions received from portfolio investments	1,137,209	802,374
Changes in operating assets and liabilities:
Interest receivable	(2,949)	67,722
Interest payable	(1,447)	3,599
Due to advisor and affiliates	(256,229)	(2,201)
Receivable for investment sold	—	1,612,224
Payable for investments purchased	—	3,311,814
Other assets and liabilities	(111,083)	(271,211)
Net cash provided by (used in) operating activities	6,914,471	(5,514,318)

Cash flows from financing activities
Net proceeds from issuance of common stock	868,080	1,487,730
Distributions paid to stockholders	(1,491,354)	(1,870,743)
Borrowings under revolving line of credit	6,235,000	10,725,000
Repayments under revolving line of credit	(10,960,000)	(5,260,000)
Repurchases of common stock	(1,675,359)	(2,030,582)
Payment of debt issuance costs	—	(3,500)
Net cash provided by (used in) financing activities	(7,023,633)	3,047,905

Net decrease in cash	(109,162)	(2,466,413)
Cash at beginning of period	973,147	3,246,987
Cash at end of period	$863,985	$780,574

Supplemental disclosure of cash flow information and noncash financing activities:
Amortization of deferred offering costs limited by investment advisor (see Note 3)	$12,622	$37,992
Cash paid for interest	1,648,668	911,794
Subscription receivable	—	187,500

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2023

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
AIDC IntermediateCo 2, LLC	Computer Systems Design Services
Senior Secured Loan		11.75%	SOFR+	6.25%	7/8/2022	7/22/2027	$496,250	$487,747	$492,476	2.2%
Senior Secured Loan		11.77%	SOFR+	6.25%	7/31/2023	7/22/2027	11,605	11,328	11,517	0.1
							507,855	499,075	503,993	2.3
Allen Media, LLC (9)	Cable and Other Subscription Programming
Senior Secured Loan		11.04%	SOFR+	5.50%	9/15/2022	2/10/2027	1,234,013	1,128,043	1,104,441	5.4

All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		10.94%	SOFR+	5.50%	12/19/2019	8/20/2025	5,189,492	5,152,026	5,189,492	25.5

Astro One Acquisition Corporation (16)	Other Miscellaneous Nondurable Goods Merchant Wholesalers
Senior Secured Loan		14.23%	L+	8.50%	1/31/2022	9/14/2029	1,000,000	901,256	128,221	0.6

Atlantis Holding, LLC (9)	Electronics and Appliance Stores
Senior Secured Loan		12.64%	SOFR+	7.25%	3/29/2022	3/31/2029	1,578,947	1,532,371	1,516,776	7.4

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		14.15%	SOFR+	8.50%	6/10/2021	6/11/2028	1,325,758	1,312,367	1,313,826	6.5
Senior Secured Loan (Delayed Draw)		14.16%	SOFR+	8.50%	6/10/2021	6/11/2028	357,657	354,011	354,438	1.7
							1,683,415	1,666,378	1,668,264	8.2
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Senior Secured Loan		12.68%	SOFR+	7.25%	2/2/2022	6/8/2029	833,333	822,116	732,094	3.6

Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
Senior Secured Loan (Delayed Draw)		12.14%	SOFR+	6.50%	2/25/2022	2/25/2027	1,104,355	1,093,557	1,063,552	5.2
Senior Secured Loan (Revolver) (12)		n/m (5)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(878)	(4,767)	—
Common Equity (129 Class A units) (7)					2/25/2022			129,032	93,733	0.5
Preferred Equity (345 Class A units) 12.0% cash / 2.0% PIK					3/3/2023			34,464	34,405	0.2
							1,104,355	1,256,175	1,186,923	5.9

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2023

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 units) (7)					3/27/2020			$46,403	$2,416	—%

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Senior Secured Loan		12.18%	SOFR+	6.75%	9/28/2018	3/30/2029	$2,068,608	2,029,615	2,054,132	10.0

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (13)					3/8/2018			115,154	36,380	0.2

Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Senior Secured Loan		14.02%	SOFR+	8.50%	4/8/2021	6/26/2026	1,322,722	1,233,244	1,295,341	6.4

Excelin Home Health, LLC (16)	Home Health Care Services
Senior Secured Loan		15.15% cash / 2.25% PIK	SOFR+	9.50%	10/25/2018	9/30/2025	1,021,028	995,496	810,234	4.0

GoTo Group (F/K/A LogMeIn, Inc.) (9)	Data Processing, Hosting, and Related Services
Senior Secured Loan		10.27%	SOFR+	4.75%	9/28/2022	8/31/2027	1,382,234	1,037,679	924,528	4.5

Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets)	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured Loan		12.24%	SOFR+	6.75%	7/20/2022	8/1/2029	1,980,000	1,880,876	1,985,782	9.8

Honor HN Buyer, Inc.	Services for the Elderly and Persons with Disabilities
Senior Secured Loan		11.29%	SOFR+	5.75%	10/15/2021	10/15/2027	845,573	834,213	845,573	4.2
Senior Secured Loan (Delayed Draw)		11.29%	SOFR+	5.75%	10/15/2021	10/15/2027	534,683	526,333	534,683	2.6
Senior Secured Loan (Revolver) (12)		13.25%	Prime +	4.75%	10/15/2021	10/15/2027	12,376	11,043	12,376	0.1
Senior Secured Loan (Delayed Draw) (12)		11.54%	SOFR+	6.00%	3/31/2023	10/15/2027	246,358	244,103	246,358	1.2
							1,638,990	1,615,692	1,638,990	8.1
Idera	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		12.12%	SOFR+	6.75%	1/27/2022	3/2/2029	1,000,000	1,000,000	1,000,000	4.9

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2023

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Inergex Holdings, LLC (17)	Other Computer Related Services
Senior Secured Loan		12.59% cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2024	$991,189	$983,597	$991,189	4.9%
Senior Secured Loan (Revolver)		12.59% cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2024	156,250	153,448	156,250	0.8
							1,147,439	1,137,045	1,147,439	5.7
Metasource	All Other Business Support Services
Senior Secured Loan		11.68% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	689,500	683,643	649,578	3.2
Senior Secured Loan (Delayed Draw) (12)		n/m (5)	SOFR+	6.25%	5/17/2022	5/17/2027	—	(1,312)	(17,370)	(0.1)
							689,500	682,331	632,208	3.1
One GI LLC	Offices of Other Holding Companies
Senior Secured Loan (Delayed Draw)		12.17%	SOFR+	6.75%	12/13/2021	12/22/2025	859,688	850,054	808,717	4.0
Senior Secured Loan (Delayed Draw) (12)		12.17%	SOFR+	6.75%	12/13/2021	12/22/2025	453,001	447,265	425,962	2.1
Senior Secured Loan (Revolver)		12.17%	SOFR+	6.75%	12/13/2021	12/22/2025	166,667	164,823	156,785	0.8
							1,479,356	1,462,142	1,391,464	6.9

RC Buyer, Inc.	Other Automotive Mechanical and Electrical Repair and Maintenance
Senior Secured Loan		11.92%	SOFR+	6.50%	6/24/2022	7/30/2029	1,125,000	1,087,852	1,093,536	5.4

Redstone Holdco 2 LP (F/K/A RSA Security)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		13.18%	SOFR+	7.75%	4/16/2021	4/27/2029	1,000,000	990,892	778,391	3.8

RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 units) (13)					1/17/2018			—	214,713	1.1

RumbleOn, Inc. (11)	Other Industrial Machinery Manufacturing
Senior Secured Loan (17)		14.40% cash / 0.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	816,075	788,494	748,652	3.7
Senior Secured Loan (Delayed Draw)		13.90% cash / 0.50% PIK	SOFR+	8.25%	8/31/2021	8/31/2026	300,013	297,280	275,226	1.4
Warrants (warrants to purchase up to $55,000 in stock) (7)					8/31/2021	8/14/2028 (15)		50,082	11,369	0.1
							1,116,088	1,135,856	1,035,247	5.2

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2023

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Spear Education Holdings, LLC	Professional and Management Development Training
Senior Secured Loan		13.04%	SOFR+	7.50%	2/10/2023	12/15/2027	$496,250	$485,478	$490,591	2.4%

Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.)	Child Day Care Services
Senior Secured Loan		13.68%	SOFR+	8.25%	7/26/2018	7/30/2026	1,241,800	1,225,883	1,241,800	6.1

SS Acquisition, LLC (6)	Sports and Recreation Instruction
Senior Secured Loan		12.27%	SOFR+	6.76%	12/30/2021	12/30/2026	625,000	620,941	625,000	3.1
Senior Secured Loan (Delayed Draw)		13.03%	SOFR+	7.59%	12/30/2021	12/30/2026	300,000	297,656	300,000	1.5
							925,000	918,597	925,000	4.6
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		13.42%	SOFR+	8.00%	5/15/2018	4/30/2026	1,593,220	1,593,207	1,593,220	7.8

The Escape Game, LLC	All Other Amusement and Recreation Industries
Senior Secured Loan		12.42%	SOFR+	7.00%	12/21/2021	12/22/2024	1,499,999	1,495,166	1,514,999	7.4
Senior Secured Loan (Revolver) (12)		12.42%	SOFR+	7.00%	12/21/2021	12/22/2024	200,000	198,639	200,000	1.0
							1,699,999	1,693,805	1,714,999	8.4
Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
Senior Secured Loan		11.75%	SOFR+	6.00%	10/14/2021	10/14/2026	1,318,839	1,314,814	1,242,346	6.1
Senior Secured Loan (Revolver) (12)		11.75%	SOFR+	6.00%	10/14/2021	10/14/2026	50,735	50,065	37,941	0.2
							1,369,574	1,364,879	1,280,287	6.3
TruGreen Limited Partnership	Landscaping Services
Senior Secured Loan		14.13%	SOFR+	8.50%	5/13/2021	11/2/2028	1,500,000	1,532,154	1,469,922	7.2

Wellful Inc. (F/K/A KNS Acquisition Corp.)	Electronic Shopping and Mail-Order Houses
Senior Secured Loan		11.68%	SOFR+	6.25%	7/26/2021	4/21/2027	950,000	948,448	905,220	4.4

Total Debt and Equity Investments							$39,878,218	$39,170,168	$37,692,044	185.2%
Structured Finance Securities (11)
Subordinated Notes, Mezzanine Debt and Other CLO-Related Investment
Apex Credit CLO 2020 Ltd.
Subordinated Notes (2) (14)		21.91%			11/16/2020	10/20/2031	$3,650,000	$3,376,767	$2,506,125	12.3%

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2023

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Apex Credit CLO 2021 Ltd
Subordinated Notes (2) (14)		19.97%			5/28/2021	7/18/2034	$1,480,000	$1,214,109	$991,437	5%

Apex Credit CLO 2022-1A
Subordinated Notes (2) (14)		16.16%			4/28/2022	4/22/2033	1,892,824	1,565,473	1,260,880	6.2

CLO other (10) (14)		16.31%						16,930	23,390	0.1

Elevation CLO 2021-14 Ltd
Subordinated Notes (2) (14)		15.58%			9/21/2021	10/20/2034	1,750,000	1,435,365	1,066,601	5.2

Elevation CLO 2021-15, Ltd.
Subordinated Notes (2) (14)		16.31%			12/6/2021	1/5/2035	1,250,000	912,002	647,235	3.2

Monroe Capital MML CLO X, LTD.
Mezzanine Debt - Class E-R		14.13%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000,000	957,201	936,029	4.6

Regatta II Funding
Mezzanine Debt - Class DR2		12.52%	SOFR+	6.95%	6/5/2020	1/15/2029	800,000	800,000	771,324	3.8

Total Structured Finance Securities							$11,822,824	$10,277,847	$8,203,021	40.3%

Total Investments							$51,701,042	$49,448,015	$45,895,065	225.5%
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
(3)The Company’s debt investments bear interest at rates determined by reference to LIBOR (L) or SOFR, and reset monthly, quarterly, or semi-annually. For all variable-rate investments, the schedule presents the spread over LIBOR or SOFR and the interest rate as of September 30, 2023. All investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
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

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2023
(6)The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of September 30, 2023:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
SS Acquisition, LLC	12.27%	11.75%	0.52%
SS Acquisition, LLC (Delayed Draw)	13.03%	11.75%	1.28%

(7)Non-income producing.
(8)Investments pledged as collateral under the PWB Credit Facility.
(9)Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.
(10) Fair value represents discounted cash flows associated with fees earned from CLO equity related investments.
(11) Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of September 30, 2023, approximately 80% of the Company's assets were qualifying assets.
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
(16) Investment was on non-accrual status as of September 30, 2023, meaning the Company has suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(17) The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of September 30, 2023:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Inergex Holdings, LLC	Senior Secured Loan	0% to 2.00%	12.59% to 14.59%	2.00%
Inergex Holdings, LLC	Senior Secured Loan (Revolver)	0% to 2.00%	12.59% to 14.59%	2.00%
RumbleOn, Inc.	Senior Secured Loan	0% to 0.50%	14.40% to 14.90%	0.50%

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2022

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Non-control/Non-affiliate Investments
AIDC IntermediateCo 2, LLC	Computer Systems Design Services
Senior Secured Loan		10.44%	SOFR+	6.25%	7/8/2022	7/22/2027	$500,000	$489,756	$485,701	2.2%

Allen Media, LLC (9)	Cable and Other Subscription Programming
Senior Secured Loan		10.23%	SOFR+	5.50%	9/15/2022	2/10/2027	1,243,605	1,113,070	1,024,034	4.7

All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
Senior Secured Loan		12.00%	L+	7.25%	12/19/2019	8/20/2025	5,229,715	5,176,429	5,182,696	23.5

Astro One Acquisition Corporation	Other Miscellaneous Nondurable Goods Merchant Wholesalers
Senior Secured Loan		13.23%	L+	8.50%	1/31/2022	9/14/2029	1,000,000	893,372	748,798	3.4

Asurion, LLC (9)	Communication Equipment Repair and Maintenance
Senior Secured Loan		9.63%	L+	5.25%	6/28/2022	1/31/2028	2,000,000	1,670,959	1,571,660	7.1

Atlantis Holdings, LLC (9)	Electronics and Appliance Stores
Senior Secured Loan		11.83%	SOFR+	7.25%	3/29/2022	3/31/2029	1,663,158	1,607,427	1,620,332	7.4

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Senior Secured Loan		13.23%	L+	8.50%	6/10/2021	6/11/2028	1,325,758	1,310,236	1,298,663	5.9
Senior Secured Loan (Delayed Draw) (12)		13.23%	L+	8.50%	6/10/2021	6/11/2028	357,657	348,642	342,066	1.6
							1,683,415	1,658,878	1,640,729	7.5
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Senior Secured Loan		11.98%	L+	7.25%	2/2/2022	6/8/2029	833,333	820,643	770,191	3.5

Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
Senior Secured Loan (Delayed Draw)		11.33%	SOFR+	6.50%	2/25/2022	2/25/2027	954,839	946,911	920,128	4.2
Senior Secured Loan (Revolver) (12)		n/m (5)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(1,071)	(4,691)	—
Common Equity (129 Class A units) (7)					2/25/2022			129,032	109,758	0.5
							954,839	1,074,872	1,025,195	4.7

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2022

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 Common shares) (7)					3/27/2020			$46,403	$2,099	—%

Convergint Technologies	Security Systems Services (except Locksmiths)
Senior Secured Loan		11.07%	SOFR+	6.75%	9/28/2018	3/30/2029	$2,068,608	2,024,310	2,008,741	9.1

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)					3/8/2018			115,154	159,000	0.7

Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (17)		13.00% PIK	N/A		7/13/2017	10/3/2025	260,270	242,365	58,092	0.3
Subordinated Loan (17)		13.00% PIK	N/A		7/13/2017	10/3/2025	260,270	242,365	—	—
Common Equity (19 units) (12)					10/3/2022			50,000	—	—
							520,540	534,730	58,092	0.3
Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Senior Secured Loan		12.88%	L+	8.50%	4/8/2021	6/26/2026	1,322,722	1,208,792	1,247,042	5.7

Excelin Home Health, LLC	Home Health Care Services
Senior Secured Loan		14.23% cash / 1.25% PIK	L+	9.50%	10/25/2018	9/30/2025	1,006,368	990,587	938,125	4.3

Honor HN Buyer, Inc.	Services for the Elderly and Persons with Disabilities
Senior Secured Loan		10.48%	SOFR+	5.75%	10/15/2021	10/15/2027	852,027	838,448	838,121	3.8
Senior Secured Loan (Delayed Draw) (12)		10.48%	SOFR+	5.75%	10/15/2021	10/15/2027	248,319	236,344	231,881	1.1
Senior Secured Loan (Revolver) (12)		n/m (5)	SOFR+	5.75%	10/15/2021	10/15/2027	—	(1,580)	(1,616)	—
							1,100,346	1,073,212	1,068,386	4.9
Idera	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		10.50%	L+	6.75%	1/27/2022	3/2/2029	1,000,000	1,000,000	933,090	4.2

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2022

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Inergex Holdings	Other Computer Related Services
Senior Secured Loan (2)		12.15% cash / 2.00% PIK	L+	7.00%	10/1/2018	10/1/2024	$991,189	$977,912	$991,189	4.5%
Senior Secured Loan (Revolver) (12)		n/m (5)			10/1/2018	10/1/2024	—	(4,894)	—	—
							991,189	973,018	991,189	4.5
KNS Acquisition Corp.	Electronic Shopping and Mail-Order Houses
Senior Secured Loan		10.42%	L+	6.25%	7/26/2021	4/21/2027	968,750	966,834	930,764	4.1

LogMeIn (9)	Data Processing, Hosting, and Related Services
Senior Secured Loan		9.14%	L+	4.75%	9/28/2022	8/31/2027	1,392,893	979,396	902,595	4.0

Metasource	All Other Business Support Services
Senior Secured Loan		10.69%	SOFR+	6.25%	5/17/2022	5/17/2027	694,750	688,674	647,898	2.9
Senior Secured Loan (12)		n/m (5)	SOFR+	6.25%	5/17/2022	5/17/2027	—	(2,060)	(20,231)	(0.1)
							694,750	686,614	627,667	2.8
Milrose Consultants, LLC	Administrative Management and General Management Consulting Services
Senior Secured Loan		11.33%	SOFR+	6.50%	7/16/2019	7/16/2025	3,849,947	3,849,946	3,782,968	17.2
Senior Secured Loan (Revolver) (12)		11.33%	SOFR+	6.50%	12/14/2021	7/16/2025	82,696	81,721	77,901	0.4
							3,932,643	3,931,667	3,860,869	17.6
One GI LLC (12)	Offices of Other Holding Companies
Senior Secured Loan		11.13%	L+	6.75%	12/13/2021	12/22/2025	866,250	853,318	812,176	3.7
Senior Secured Loan (Delayed Draw) (12)		11.14%	L+	6.75%	12/13/2021	12/22/2025	455,278	446,052	426,667	1.9
Senior Secured Loan (Revolver) (12)		n/m (5)	L+	6.75%	12/13/2021	12/22/2025	—	(2,463)	(10,404)	—
							1,321,528	1,296,907	1,228,439	5.6
RC Buyer, Inc.	Other Automotive Mechanical and Electrical Repair and Maintenance
Senior Secure Loan		11.23%	L+	6.50%	6/24/2022	7/30/2029	1,125,000	1,083,088	1,064,250	4.8

RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 Class A units) (7) (13)					1/17/2018			88,917	73,264	0.3

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2022

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
RSA Security	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Senior Secured Loan		12.11%	L+	7.75%	4/16/2021	4/27/2029	$1,000,000	$989,670	$752,712	3.4%

RumbleOn, Inc. (11)	Other Industrial Machinery Manufacturing
Senior Secured Loan		12.98%	L+	8.25%	8/31/2021	8/31/2026	996,314	954,147	904,355	4.1
Senior Secured Loan (Delayed Draw) (12)		12.98%	L+	8.25%	8/31/2021	8/31/2026	301,435	297,288	261,325	1.2
Warrants (warrants to purchase up to $150,000 in common stock) (7)					8/31/2021	7/25/2023 (16)		50,082	277	—
							1,297,749	1,301,517	1,165,957	5.3
Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.)	Child Day Care Services
Senior Secured Loan		12.98%	L+	8.25%	7/26/2018	7/30/2026	1,241,800	1,221,651	1,199,701	5.4

SS Acquisition, LLC (6)	Sports and Recreation Instruction
Senior Secured Loan		11.10%	SOFR+	6.85%	12/30/2021	12/30/2026	625,000	620,006	613,871	2.8
Senior Secured Loan (Delayed Draw) (12)		11.84%	SOFR+	7.59%	12/30/2021	12/30/2026	250,000	247,618	243,323	1.1
							875,000	867,624	857,194	3.9
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Senior Secured Loan		12.38%	L+	8.00%	5/15/2018	4/30/2026	1,593,220	1,593,203	1,593,220	7.2

The Escape Game, LLC	All other amusement and recreation industries
Senior Secured Loan		11.38%			12/21/2021	12/22/2024	1,166,666	1,166,666	1,178,333	5.4
Senior Secured Loan (Revolver) (12)		n/m (5)			12/21/2021	12/22/2024	—	(2,191)	—	—
							1,166,666	1,164,475	1,178,333	5.4
Thryv (9)	Directory and Mailing List Publishers
Senior Secured Loan		12.88%	L+	8.50%	2/18/2021	3/1/2026	1,838,618	1,807,811	1,816,407	8.2

Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
Senior Secured Loan		9.32%	L+	5.75%	10/14/2021	10/14/2026	1,328,932	1,323,878	1,328,932	6.0
Senior Secured Loan (Revolver) (12)		12.25%	PRIME+	4.75%	10/14/2021	10/14/2026	37,500	36,665	37,500	0.2
							1,366,432	1,360,543	1,366,432	6.2

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2022

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Tony's Fresh Market	Supermarkets and Other Grocery (except Convenience) Stores
Senior Secured loan		11.44%	SOFR+	6.75%	7/20/2022	8/1/2029	$1,995,000	$1,882,330	$1,844,130	8.4%

TruGreen Limited Partnership	Landscaping Services
Senior Secured Loan		12.91%	L+	8.50%	5/13/2021	11/2/2028	1,500,000	1,536,875	1,408,707	6.4

Total Debt and Equity Investments							$46,427,888	$45,230,736	$43,345,742	196.9%

Structured Finance Securities (11)
Apex Credit CLO 2020
Subordinated Notes (14) (15)		19.26%			11/16/2020	10/20/2031	$3,650,000	$3,266,125	$2,633,996	11.9%

Apex Credit CLO 2021 Ltd
Subordinated Notes (14) (15)		18.54%			5/28/2021	7/18/2034	1,480,000	1,234,427	1,053,101	4.8

Apex Credit CLO 2022-1A
Subordinated Notes (14) (15)		16.48%			4/28/2022	4/22/2033	1,892,824	1,480,489	1,519,519	6.9

CLO other (10)		16.95%						19,692	26,172	0.1

Elevation CLO 2021-14 Ltd
Subordinated Notes (14) (15)		16.05%			9/21/2021	10/20/2034	1,750,000	1,444,114	1,272,272	5.8

Elevation CLO 2021-15, Ltd.
Subordinated Notes (14) (15)		16.95%			12/6/2021	1/5/2035	1,250,000	906,083	808,448	3.7

Monroe Capital MML CLO X, LTD.
Mezzanine Debt - Class E-R		13.03%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000,000	945,055	873,648	3.9

Regatta II Funding
Mezzanine bond - Class DR2		11.03%	L+	6.95%	6/5/2020	1/15/2029	800,000	777,931	737,633	3.4

Total Structured Finance Securities							$11,822,824	$10,073,915	$8,924,790	40.5%

Total Investments							$58,250,712	$55,304,651	$52,270,532	237.4%

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
Concentration of credit risk: Aside from the Company’s investments, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

the year, the Company exceeds the federally insured limit. The Company places cash deposits only with high credit quality institutions that it believes will mitigate the risk of loss due to credit risk. If borrowers completely fail to perform according to the terms of the contracts, the amount of loss due to credit risk from the Company’s investments is equal to the sum of the Company’s recorded investments and the unfunded commitments disclosed in Note 6.
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
The second part of the incentive fee (the “Capital Gain Fee”) will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and will equal 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation at the end of such year, less all previous amounts paid in respect of the Capital Gain Fee. Since inception through September 30, 2023, the Company has not made a Capital Gain Fee payment.

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
Equity Ownership: As of September 30, 2023, affiliates of OFS Advisor held 74,084 shares of common stock, which is approximately 3.9% of the Company’s outstanding shares of common stock.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Expenses recognized under agreements with OFS Advisor, CCO and OFS Services and distributions paid to affiliates for the three and nine months ended September 30, 2023 and 2022 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Management fees	$152,905	$157,159	$480,913	$454,421
Incentive fees	124,141	—	395,860	—
Administrative fees	210,949	239,464	664,261	709,291
Dealer manager fees	—	8,160	7,100	37,860
Reimbursements of offering and Contractual Issuer Expenses	—	12,240	10,650	27,090
Distributions paid to affiliates	18,803	18,803	56,408	56,408
Expense Limitation Agreements:
The table below presents the contractual agreements between the Company and OFS Advisor and affiliates that provide or provided expense limitation for the period August 3, 2020 to date. The expense limitation clauses in these agreements were substantially identical, and as of September 30, 2023, all amounts are conditionally reimbursable to OFS Advisor for three years from the date such support is provided.

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
Expense limitations provided under the Advisory Agreements and ESAs for the three and nine months ended September 30, 2023 and 2022, are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net offering costs and Contractual Issuer Expenses limitations under the Advisory Agreements	$123,543	$266,245	$275,076	$310,173
Operating expense limitations under the ESAs	177,156	—	285,704	134,376
Total expense limitations	$300,699	$266,245	$560,780	$444,549
As of September 30, 2023 and December 31, 2022, the Company is conditionally obligated to reimburse OFS Advisor for aggregate expense support as follows:

	September 30, 2023	December 31, 2022
Unreimbursed costs under the Advisory Agreements	$743,810	$650,768
Unreimbursed operating expense support under the ESAs	2,005,384	2,932,038
Total conditional reimbursement obligation under expense limitation agreements	$2,749,194	$3,582,806

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Offering Costs and Contractual Issuer Expense Limitations: The Company is conditionally liable for offering costs and Contractual Issuer Expenses that OFS Advisor and affiliates have incurred, or OFS Advisor expects to incur, on its behalf, throughout the Offering. The Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid have been recovered.
Unreimbursed offering costs and Contractual Issuer Expenses subject to conditional reimbursement as of September 30, 2023, are summarized below:

Period Incurred	Unreimbursed Total	Expiration of Reimbursement Eligibility(1)
Three months ended December 31, 2020	$7,722	December 31, 2023
Year ended December 31, 2021	57,588	December 31, 2024
Year ended December 31, 2022	375,824	December 31, 2025
Nine months ended September 30, 2023	302,676	September 30, 2026
Total unreimbursed offering costs and Contractual Issuer Expenses	$743,810
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
Unreimbursed support for operating expenses provided under the ESAs and conditions for reimbursement to OFS Advisor as of September 30, 2023, are summarized below:

		Other Operating Expense Ratio
Supported period	Amount of expense limitation	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share(1)	Expiration of reimbursement eligibility
Three months ended December 31, 2020	$404,258	6.6%	6.2%	7.2%	December 31, 2023
Three months ended March 31, 2021	253,800	6.5%	6.8%	7.2%	March 31, 2024
Three months ended June 30, 2021	264,533	7.6%	6.8%	7.1%	June 30, 2024
Three months ended September 30, 2021	652,774	6.8%	6.8%	7.1%	September 30, 2024
Three months ended December 31, 2021(2)	—	n/a	n/a	n/a	n/a
Three months ended March 31, 2022	134,376	7.2%	8.1%	7.0%	March 31, 2025
Three months ended June 30, 2022(2)	—	n/a	n/a	n/a	n/a
Three months ended September 30, 2022(2)	—	n/a	n/a	n/a	n/a
Three months ended December 31, 2022	9,939	8.5%	8.1%	7.8%	December 31, 2025
Three months ended March 31, 2023	108,548	10.2%	n/a(3)	8.0%	March 31, 2026
Three months ended June 30, 2023(2)	—	n/a	n/a	n/a	n/a
Three months ended September 30, 2023	177,156	9.7%	n/a(3)	8.4%	September 30, 2026
Total unreimbursed operating expense limitations provided under the ESAs	$2,005,384

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
As of September 30, 2023, the Company has not been required to reimburse OFS Advisor for a previously provided operating expense support payment.
Note 4. Investments
As of September 30, 2023, the Company had loans to 29 portfolio companies, of which 100% were senior secured loans at fair value. The Company also had equity investments in five portfolio companies and investments in seven Structured Finance Securities. As of September 30, 2023, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Senior secured debt investments	$38,795,033	78.5%	190.6%	$37,299,028	81.3%	183.2%
Preferred equity investments	34,464	0.1	0.2	34,405	0.1	0.2
Common equity and warrant investments	340,671	0.7	1.7	358,611	0.8	1.8
Total Portfolio Company Investments	39,170,168	79.3	192.5	37,692,044	82.2	185.2
Structured Finance Securities	10,277,847	20.7	50.5	8,203,021	17.8	40.3
Total investments	$49,448,015	100.0%	243.0%	$45,895,065	100.0%	225.5%
As of September 30, 2023, all of the Company’s debt and equity investments were domiciled in the United States, while its Structured Finance Securities were domiciled in the Cayman Islands. These Structured Finance Securities generally hold underlying portfolios of investments in companies domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
All Other Business Support Services	$682,331	1.4%	3.4%	$632,208	1.4%	3.1%
Security Systems Services (except Locksmiths)	2,029,615	4.1	10.0	2,054,132	4.5	10.1
Arts, Entertainment, and Recreation
All Other Amusement and Recreation Industries	1,693,805	3.4	8.3	1,714,999	3.7	8.4
Landscaping Services	1,532,154	3.1	7.5	1,469,922	3.2	7.2
Education Services
Sports and Recreation Instruction	918,597	1.9	4.5	925,000	2.0	4.5
Professional and Management Development Training	485,478	1.0	2.4	490,591	1.1	2.4
Health Care and Social Assistance
Child Day Care Services	1,225,883	2.5	6.0	1,241,800	2.7	6.1
Home Health Care Services	995,496	2.0	4.9	810,234	1.8	4.0
Outpatient Mental Health and Substance Abuse Centers	1,666,378	3.4	8.2	1,668,264	3.6	8.2
Services for the Elderly and Persons with Disabilities	2,871,867	5.8	14.1	2,825,913	6.2	14.0

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Information
Cable and Other Subscription Programming	$1,128,043	2.3%	5.5%	$1,104,441	2.4%	5.4%
Data Processing, Hosting, and Related Services	1,152,833	2.3	5.7	960,908	2.1	4.7
Software Publishers	—	—	—	214,713	0.5	1.1
Management of Companies and Enterprises
Offices of Other Holding Companies	1,462,142	3.0	7.2	1,391,464	3.0	6.8
Manufacturing
Current-Carrying Wiring Device Manufacturing	1,233,244	2.5	6.1	1,295,341	2.8	6.4
Ice Cream and Frozen Dessert Manufacturing	822,116	1.7	4.0	732,094	1.6	3.6
Motorcycle, Bicycle, and Parts Manufacturing	1,364,879	2.8	6.7	1,280,287	2.8	6.3
Other Industrial Machinery Manufacturing	1,135,856	2.3	5.6	1,035,247	2.3	5.1
Other Services (except Public Administration)
Other Automotive Mechanical and Electrical Repair and Maintenance	1,087,852	2.2	5.3	1,093,536	2.4	5.4
Professional, Scientific, and Technical Services
Computer Systems Design Services	499,075	1.0	2.5	503,993	1.1	2.5
Other Computer Related Services	1,137,045	2.3	5.6	1,147,439	2.5	5.6
Public Administration
Other Justice, Public Order, and Safety Activities	46,403	0.1	0.2	2,416	—	—
Retail Trade
Electronics and Appliance Stores	1,532,371	3.1	7.5	1,516,776	3.3	7.5
Electronic Shopping and Mail-Order Houses	948,448	1.9	4.7	905,220	2.0	4.4
Supermarkets and Other Grocery (except Convenience) Stores	1,880,876	3.8	9.2	1,985,782	4.3	9.8
Wholesale Trade
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	1,990,892	4.0	9.8	1,778,391	3.9	8.7
Industrial Machinery and Equipment Merchant Wholesalers	1,593,207	3.2	7.8	1,593,220	3.5	7.8
Motor Vehicle Parts (Used) Merchant Wholesalers	5,152,026	10.4	25.4	5,189,492	11.2	25.5
Other Miscellaneous Nondurable Goods Merchant Wholesalers	901,256	1.8	4.4	128,221	0.3	0.6
Total Portfolio Company Investments	$39,170,168	79.3%	192.5%	$37,692,044	82.2%	185.2%
Structured Finance Securities	10,277,847	20.7	50.5	8,203,021	17.8	40.3
Total investments	$49,448,015	100.0%	243.0%	$45,895,065	100.0%	225.5%

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
Non-Accrual Loans: Management reviews, for placement on non-accrual status, all loans that become past due on principal and interest, and/or when there is reasonable doubt that principal, cash interest, or PIK interest will be collected. When a loan is placed on non-accrual status, unpaid interest is credited to income and reversed. Additionally, Net Loan Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. For the three months ended September 30, 2023, loans with an aggregate amortized cost and fair value of $1,896,752 and $938,455, respectively, were placed on non-accrual status. The aggregate amortized cost and fair value of loans on non-accrual status as of September 30, 2023 was $1,896,752 and $938,455, respectively, and as of December 31, 2022 was $484,730 and $58,092, respectively.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Portfolio Concentration: As of September 30, 2023 and December 31, 2022, approximately 23% and 22%, respectively, of the Company’s net assets were comprised of Structured Finance Securities managed by a single adviser.
As of September 30, 2023, the Company’s senior secured debt investment in All Star Auto Lights, Inc. accounted for 11% and 26% of its total portfolio at fair value and its total net assets, respectively.
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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 debt investments for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Transfers from Level 2 to Level 3	$—	$—	$—	$—
Transfers from Level 3 to Level 2	1,985,782	914,672	1,985,782	914,672
Transfers between levels during the reporting periods were due to availability of reliable Indicative Prices in those periods.
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from rising interest rates and elevated inflation rates, the ongoing war between Russia and Ukraine, the current conflict in Israel, instability in the U.S. and international banking systems, the risk of recession or a shutdown of U.S. government services and related market volatility. Market risk is directly impacted by the

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company's investments.
The following tables present the Company's investment portfolio measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, respectively:

Security	Level 1	Level 2	Level 3	Fair Value as of September 30, 2023
Debt investments	$—	$5,531,527	$31,767,501	$37,299,028
Equity investments	—	—	393,016	393,016
Structured Finance Securities	—	—	8,203,021	8,203,021
	$—	$5,531,527	$40,363,538	$45,895,065

Security	Level 1	Level 2	Level 3	Fair Value as of December 31, 2022
Debt investments	$—	$6,935,028	$36,066,314	$43,001,342
Equity investments	—	—	344,400	344,400
Structured Finance Securities	—	—	8,924,790	8,924,790
	$—	$6,935,028	$45,335,504	$52,270,532

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The following tables provides the primary quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of September 30, 2023 and December 31, 2022. In addition to the techniques and unobservable inputs noted in the tables below and, in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets.

	Fair Value as of September 30, 2023	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
Senior secured	$30,829,046	Discounted cash flow	Discount rates	10.32% - 20.40% (13.19%)
Senior secured	938,455	Market approach	Revenue multiples	0.93x - 1.40x (0.99x)

Structured Finance Securities(1):
Subordinated notes and other CLO equity related investments	6,495,668	Discounted cash flow	Discount rates	9.94% - 43.00% (33.24%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Mezzanine debt	1,707,353	Discounted cash flow	Discount margin	8.35% - 10.25% (9.39%)
			Constant default rate	2.00% - 3.00% (2.55%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	34,405	Discounted cash flow	Discount rates	13.26% - 13.26% - 13.26%
Common equity and warrants	322,231	Market approach	EBITDA multiples	8.00x - 16.50x (13.71x)
Common equity and warrants	36,380	Market approach	Revenue multiples	0.70x - 0.70x (0.70x)
	$40,363,538
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The following tables present changes in the investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2023 and 2022, respectively:

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2022	$36,008,222	$58,092	$—	$344,400	$8,924,790	$45,335,504
Net unrealized appreciation (depreciation) on investments	(264,124)	426,638	(59)	153,128	(925,703)	(610,120)
Net realized gain (loss) on investments	—	(484,730)	—	16,070	—	(468,660)
Amortization of Net Loan Fees	140,491	—	—	—	34,215	174,706
Paid-in-kind interest income	25,349	—	—	—	—	25,349
Accretion of interest income on Structured Finance Securities	—	—	—	—	1,133,191	1,133,191
Proceeds from principal payments on portfolio investments	(4,670,728)	—	—	—	—	(4,670,728)
Purchase of portfolio investments	2,524,613	—	34,464	18,750	—	2,577,827
Proceeds from distributions received from portfolio investments	—	—	—	(173,737)	(963,472)	(1,137,209)
Amendment fees collected	(10,540)	—	—	—	—	(10,540)
Transfers out of Level 3	(1,985,782)	—	—	—	—	(1,985,782)
Level 3 assets, September 30, 2023	$31,767,501	$—	$34,405	$358,611	$8,203,021	$40,363,538

	Senior Secured Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Notes	Total
Level 3 assets, December 31, 2021	$31,733,653	$476,279	$—	$360,220	$9,995,693	$42,565,845
Net unrealized depreciation on investments	(681,297)	(261,112)	—	(151,072)	(892,669)	(1,986,150)
Net realized loss on investments	(210)	—	—	—	—	(210)
Amortization of Net Loan Fees	149,302	327	—	—	87,392	237,021
Paid-in-kind interest income	15,988	1,211	—	—	—	17,199
Accretion of interest income on Structured Finance Notes	—	—	—	—	834,012	834,012
Proceeds from principal payments on portfolio investments	(6,339,506)	—	—	—	(2,500,000)	(8,839,506)
Sale or redemption of portfolio investments	(100,849)	—	—	—	—	(100,849)
Purchase of portfolio investments	11,140,822	—	—	129,032	2,434,117	13,703,971
Proceeds from distributions received from portfolio investments	—	—	—	—	(802,374)	(802,374)
Amendment fees collected	(16,759)	—	—	—	—	(16,759)
Transfers out of Level 3	(914,672)	—	—	—	—	(914,672)
Level 3 assets, September 30, 2022	$34,986,472	$216,705	$—	$338,180	$9,156,171	$44,697,528

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The net unrealized depreciation reported in the Company’s consolidated statements of operations for the nine months ended September 30, 2023 and 2022, attributable to the Company’s Level 3 assets still held at those respective period ends, was as follows:

	Nine Months Ended September 30,
	2023	2022
Senior secured debt investments	$(335,113)	$(565,454)
Subordinated debt investments	—	(261,112)
Preferred equity	(59)	—
Common equity and warrants	103,129	(151,072)
Structured Finance Securities	(925,701)	(846,289)
Net unrealized depreciation on investments held	$(1,157,744)	$(1,823,927)
Other Financial Assets and Liabilities
The Company provides disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments, such as cash, receivables and payables, approximate the fair value of such items due to the short maturity of such financial instruments. The PWB Credit Facility is a variable rate instrument and fair value is estimated to approximate carrying value as of September 30, 2023 and December 31, 2022.
The following tables present the fair value measurements of the Company’s debt, organized by the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of September 30, 2023 and December 31, 2022:

	September 30, 2023
Description	Level 1	Level 2	Level 3(1)	Total
PWB Credit Facility	$—	$—	$10,440,000	$10,440,000
Unsecured Note	—	—	13,544,693	13,544,693
Total debt, at fair value	$—	$—	$23,984,693	$23,984,693

	December 31, 2022
Description	Level 1	Level 2	Level 3(1)	Total
PWB Credit Facility	$—	$—	$15,165,000	$15,165,000
Unsecured Note	—	—	12,985,186	12,985,186
Total debt, at fair value	$—	$—	$28,150,186	$28,150,186
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

The following table sets forth the carrying values and fair values of the Company’s debt as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
PWB Credit Facility	$10,440,000	$10,440,000	$15,165,000	$15,165,000
Unsecured Note	14,769,825	13,544,693	14,715,310	12,985,186
Total debt	$25,209,825	$23,984,693	$29,880,310	$28,150,186
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 6. Commitments and Contingencies
As of September 30, 2023 and December 31, 2022, the Company had outstanding commitments to fund investments under various undrawn revolvers and other credit facilities totaling $1,168,372 and $3,097,992, respectively.
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2023.
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
As of September 30, 2023 and December 31, 2022, the Company had $10,440,000 and $15,165,000, respectively, of outstanding debt under the PWB Credit Facility. As of September 30, 2023, the unused commitment under the PWB Credit Facility was $9,560,000, subject to a borrowing base and other covenants.
For the three and nine months ended September 30, 2023 and 2022, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the PWB Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stated interest expense(1)	$308,373	$162,351	$1,028,471	$296,643
Amortization of debt issuance costs	440	116	1,323	116
Total interest and debt financing costs	$308,813	$162,467	$1,029,794	$296,759
Cash paid for interest expense	$306,928	$159,266	$1,029,918	$293,044
Effective interest rate	9.55%	6.73%	8.99%	6.35%
Average outstanding balance	$12,935,109	$9,649,783	$15,277,454	$6,234,377
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
On each of September 30, 2023 and December 31, 2022, the Company’s Unsecured Note had an aggregate outstanding principal of $15,000,000.
For the three and nine months ended September 30, 2023 and 2022, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Note were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stated interest expense	$206,250	$206,250	$618,750	$618,750
Amortization of debt issuance costs	18,173	18,172	54,515	54,515
Total interest and debt financing costs	$224,423	$224,422	$673,265	$673,265
Cash paid for interest expense	$206,250	$206,250	$618,750	$618,750
Effective interest rate	5.98%	5.98%	5.98%	5.98%
Average outstanding balance	$15,000,000	$15,000,000	$15,000,000	$15,000,000
For the three and nine months ended September 30, 2023 and 2022, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Average dollar borrowings	$27,935,109	$24,649,783	$30,277,454	$21,234,377
Weighted average effective interest rate	7.64%	6.28%	7.50%	6.09%

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 8. Financial Highlights
The following is a schedule of financial highlights for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Per Share Operating Performance:
Net asset value per share at beginning of period	$10.68	$11.87	$11.13	$12.99
Net investment income(1)	0.35	0.21	0.95	0.51
Net realized gain (loss), net of taxes(1)	0.01	0.01	(0.26)	0.01
Net unrealized appreciation (depreciation), net of taxes(1)	0.01	(0.20)	(0.28)	(1.12)
Total income (loss) from operations(1)	0.37	0.02	0.41	(0.60)
Distributions(2)	(0.25)	(0.25)	(0.76)	(0.76)
Issuance/repurchase of common stock(1)(3)	—	—	0.02	0.01
Net asset value per share at end of period	$10.80	$11.64	$10.80	$11.64
Total return based on net asset value(4)(5)	3.5%	0.2%	4.1%	(4.6)%
Shares outstanding and subscribed at end of period	1,885,078	1,997,162	1,885,078	1,997,162
Weighted average shares outstanding and subscribed	1,932,833	2,013,683	1,965,593	2,010,701
Ratio/Supplemental Data
Average net asset value(6)	$20,505,989	$23,410,219	$21,054,588	$24,582,773
Net asset value at end of period	$20,350,496	$23,256,195	$20,350,496	$23,256,195
Net investment income	$673,719	$416,226	$1,869,144	$1,015,901
Ratio of net operating expenses to average net assets(7)	22.0%	18.3%	24.5%	15.1%
Ratio of net investment income to average net assets(7)	13.1%	7.1%	11.8%	5.5%
Portfolio turnover(8)	0.1%	3.1%	5.1%	20.8%
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 9. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued or subscribed for in the Offering during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	—	$—	63,489	$816,000	57,618	$710,000	133,356	$1,806,000
Commissions and dealer manager fees	—	—	—	(51,320)	—	(48,000)	—	(130,770)
Net proceeds to the Company	—	$—	63,489	$764,680	57,618	$662,000	133,356	$1,675,230
Repurchases of Shares
The following table summarizes the common stock repurchases by the Company for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Repurchase of common stock	49,926	$542,189	51,190	$612,744	150,234	$1,642,606	156,555	$1,946,936
All repurchased shares were retired upon acquisition.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the nine months ended September 30, 2023 and 2022. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Monthly Per Share Amount	Cash Distribution
Nine Months Ended September 30, 2023
January 26, 2023	January 27, 2023	February 6, 2023	$0.0846	$167,313
February 23, 2023	February 24, 2023	March 6, 2023	0.0846	167,595
March 29, 2023	March 29, 2023	April 5, 2023	0.0846	166,868
April 25, 2023	April 26, 2023	May 5, 2023	0.0846	166,868
May 26, 2023	May 26, 2023	June 5, 2023	0.0846	166,868
June 28, 2023	June 28, 2023	July 5, 2023	0.0846	162,632
July 27, 2023	July 27, 2023	August 7, 2023	0.0846	163,701
August 28, 2023	August 29, 2023	September 5, 2023	0.0846	163,701
September 26, 2023	September 27, 2023	October 5, 2023	0.0846	159,478
Total			$0.7614	$1,485,024

Nine Months Ended September 30, 2022
January 26, 2022	January 27, 2022	April 15, 2022	$0.0846	$170,923
February 23, 2022	February 24, 2022	April 15, 2022	0.0846	170,923
March 28, 2022	March 29, 2022	April 15, 2022	0.0846	166,421
April 26, 2022	April 27, 2022	July 15, 2022	0.0846	166,956
May 25, 2022	May 26, 2022	July 15, 2022	0.0846	169,174
June 27, 2022	June 28, 2022	July 15, 2022	0.0846	167,069
July 26, 2022	July 27, 2022	August 5, 2022	0.0846	167,919
August 27, 2022	August 29, 2022	September 6, 2022	0.0846	171,232
September 27, 2022	September 28, 2022	October 5, 2022	0.0846	167,642
Total			$0.7614	$1,518,259
The above distributions were funded, in part, through the reimbursement of certain operating expenses under the ESAs. The Second Amended Expense Support Agreement is designed to ensure no portion of the Company’s distribution to stockholders will be paid from Offering proceeds, such that no distribution is deemed to be a return of capital contributed by its stockholders, and will provide for expense reduction payments to the Company in any quarterly period in which the Company’s aggregate distributions to stockholders exceeds the Company’s cumulative ICTI and net realized gains. The Second Amended Expense Support Agreement may be terminated by OFS Advisor, without payment of any penalty, with or without notice to the Company. However, the Second Amended Expense Support Agreement is subordinated to the PWB Credit Facility, and prior to cancelling the Second Amended Expense Support Agreement, OFS Advisor must provide Pacific Western Bank with 30 days advance written notice of termination of the Second Amended Expense Support Agreement.
The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its estimated ICTI for the full year and distributions paid for the full year. Each year, a statement on Form 1099-DIV identifying the tax character of distributions is mailed to the Company’s stockholders.
Note 10. Subsequent Events Not Disclosed Elsewhere
On October 27, 2023, the Board declared a distribution of $0.0846 per common share, which represents an 8.4% annualized distribution yield based on the Company’s common stock offering price as of October 30, 2023, payable on November 6, 2023 to stockholders of record on October 27, 2023.
On November 7, 2023, the Board approved a tender offer, commencing on November 29, 2023, to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ending September 30, 2023.

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
Overview
    Key performance metrics per common share are presented below:

	September 30, 2023	June 30, 2023
Net asset value	$10.80	$10.68

	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Net investment income	$0.35	$0.30	$0.95	$0.51
Net increase (decrease) in net assets resulting from operations	0.37	0.19	0.41	(0.60)
Distributions declared	0.25	0.25	0.76	0.76
Our NAV per common share increased to $10.80 at September 30, 2023 from $10.68 at June 30, 2023, primarily due to net investment income of $0.35 per common share exceeding our distributions of $0.25 per common share declared during the quarter. Net investment income increased $0.05 per common share compared to the prior quarter, primarily due to an increase of $177,156 in operating expense support from OFS Advisor. The increase in operating expense support was primarily driven by a decrease in interest income.
For the three months ended September 30, 2023, total investment income decreased $227,908 compared to the prior quarter, primarily due to a reduction in interest income on our debt investments related to certain loans placed on non-accrual status during the current quarter and a decrease in the average portfolio at cost, which declined 7.5% since the prior quarter end.
For the three months ended September 30, 2023, net gain on investments of $44,364 was primarily due to net unrealized appreciation of $194,020 on our Structured Finance Securities, partially offset by net unrealized depreciation of $144,639 on our senior secured debt investments.
During the three months ended September 30, 2023, two loans with an aggregate fair value of $938,455 were placed on non-accrual status. As of September 30, 2023, our non-accrual loans comprised 2.0% of our total investments at fair value. For the three months ended September 30, 2023, our loans on non-accrual status experienced net unrealized depreciation of $341,819.
For the three months ended September 30, 2023, our weighted-average debt interest costs remained stable, at 7.6%, compared to the prior quarter. As of September 30, 2023, 59% of our total outstanding debt was fixed rate and contractually matures in 2026.
As of September 30, 2023, our asset coverage ratio of 180% exceeded the minimum asset coverage requirement under the 1940 Act of 150%, and we remained in compliance with all applicable covenants under our outstanding debt facilities. As of September 30, 2023, we had access to $9,560,000 under our PWB Credit Facility, subject to a borrowing base and other covenants. Based on our regulatory asset coverage ratio, we could access our entire unused line of credit and remain in compliance with asset coverage ratio requirements. As of September 30, 2023, we had unfunded loan commitments of $1,168,372 to six portfolio companies. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and operate our business in this challenging environment.
On October 27, 2023, our Board declared a $0.0846 per common share distribution, which represents an 8.4% annualized distribution yield based on our common stock offering price as of October 30, 2023, payable on November 6, 2023 to stockholders of record on October 27, 2023.
On November 7, 2023, our Board approved a tender offer, commencing on November 29, 2023, to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ending September 30, 2023.

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
•Expense Limitation Agreements: OFS Advisor limits our incurred expenses under the: (1) Investment Advisory Agreement that contains provisions limiting organization and offering costs and Contractual Issuer Expenses; and (2) Second Amended Expense Support Agreement that limits all other operating expenses. From August 3, 2020 through February 1, 2022, CIM Capital limited our incurred expenses under the: (i) Sub-Advisory Agreement that contained provisions limiting organization and offering costs and Contractual Issuer Expenses; and (ii) Amended Expense Support Agreement that limited all other operating expenses. All current agreements contain conditions pursuant to which we may become obligated to reimburse OFS Advisor for expense limitations provided thereunder. See “Item 1. Financial Statements — Notes to Consolidated Financial Statements – Note 3.”
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other BDCs affiliated with OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to OFS Capital and OCCI. OFS Advisor provides sub-advisory services to: (i) CMFT Securities Investments, LLC, a wholly owned subsidiary of CIM Real Estate Finance Trust, Inc., a corporation that qualifies as a real estate investment trust; and (ii) CIM Real Assets & Credit Fund, an externally managed registered investment company that operates as an interval fund that invests primarily in a combination of real estate, credit and related investments.
    The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received our existing Order, which superseded a previous order that we received on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. We are generally permitted to co-invest with Affiliated Funds if, under the terms of our existing Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that: (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned; and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
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
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments as of September 30, 2023:

	Fair Value as of September 30, 2023	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
Senior secured	$37,299,028	$36,856,570	$37,742,472

Structured Finance Securities:
Subordinated notes and other CLO equity related investments	6,495,668	6,202,309	6,789,025
Mezzanine debt	1,707,353	1,672,146	1,742,559

Equity investments:
Preferred equity	34,405	33,716	35,094
Common equity and warrants	358,611	303,651	413,258
	$45,895,065	$45,068,392	$46,722,408
Portfolio Composition and Investment Activity
Portfolio Composition
The following table summarizes the composition of our investment portfolio as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior secured debt investments	$38,795,033	$37,299,028	$44,266,418	$42,943,250
Subordinated debt investments	—	—	484,730	58,092
Preferred equity investments	34,464	34,405	—	—
Common equity and warrant investments	340,671	358,611	479,588	344,400
Total Portfolio Company Investments	$39,170,168	$37,692,044	$45,230,736	$43,345,742
Structured Finance Securities	10,277,847	8,203,021	10,073,915	8,924,790
Total Investments	$49,448,015	$45,895,065	$55,304,651	$52,270,532
Total number of Portfolio Companies and Structured Finance Securities	39	39	42	42
As of September 30, 2023, all of our debt investments were floating rate loans and 99% of our Portfolio Company Investments at fair value are senior secured debt investments. We believe the seniority of our debt investments in the borrowers’ capital structures may provide greater downside protection against adverse economic changes, including those caused by the impacts of the ongoing war between Russia and Ukraine, the current conflict in Israel, rising interest and elevated inflation rates, instability in the U.S. and international banking systems, the risk of recession or a shutdown of U.S. government services and related market volatility.

As of September 30, 2023, the three largest industries of our Portfolio Company Investments by fair value, were (1) Wholesale Trade of 18.9%, (2) Health Care and Social Assistance of 14.3% and (3) Retail Trade of 9.6%, totaling an aggregate of approximately 42.8% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1. Financial Statements—Note 4.”
The following table presents our five largest investments by portfolio company based on fair value as of September 30, 2023:

Issuer	Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value
All Star Auto Lights, Inc.	Debt	$5,152,026	$5,189,492	11.3%
Apex Credit CLO 2020 Ltd.	Structured Finance Security	3,376,767	2,506,125	5.5
Convergint Technologies Holdings, LLC	Debt	2,029,615	2,054,132	4.5
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets)	Debt	1,880,876	1,985,782	4.3
The Escape Game, LLC	Debt	1,693,805	1,714,999	3.7
Total		$14,133,089	$13,450,530	29.3%
Structured Finance Securities
The following table summarizes the composition of our Structured Finance Securities as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes and other CLO equity related investments	$8,520,646	$6,495,668	$8,350,929	$7,313,508
Mezzanine debt	1,757,201	1,707,353	1,722,986	1,611,281
Total Structured Finance Securities	$10,277,847	$8,203,021	$10,073,915	$8,924,789
As of September 30, 2023, we had no non-performing Structured Finance Securities. Non-performing Structured Finance Securities are securities that have not been optionally redeemed and have an effective yield of 0.0%. Structured Finance Securities that have not been optionally redeemed and are in the process of liquidating have an effective yield of 0.0% as remaining residual distributions are anticipated to be recognized as a return of capital. As of September 30, 2023, we had no Structured Finance Securities that have been optionally redeemed.
As of September 30, 2023, approximately 10.4% and 23.4% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
During the nine months ended September 30, 2023, our Structured Finance Securities managed by a single advisor experienced unrealized depreciation of $623,483, or $0.32 per common share.
Portfolio Yields
The following table presents weighted-average yields metrics for our portfolio as of September 30, 2023 and June 30, 2023, respectively:

	For the Three Months Ended
	September 30, 2023	June 30, 2023
Weighted-average performing income yield(1):
Debt investments	13.4%	14.3%
Structured Finance Securities	17.9	17.6
Interest-bearing investments	14.4%	14.9%

Weighted-average realized yield(2):
Interest-bearing investments	14.1%	14.8%

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
For the three months ended September 30, 2023, the weighted average realized yield decreased primarily due to two debt investments placed on non-accrual status during the quarter.
Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels.
Investment Activity
The following is a summary of our investment activity for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023

Investments in debt and equity securities	$70,874	$2,577,827
Investments in Structured Finance Securities	—	—
Total investment purchases and originations	$70,874	$2,577,827

Proceeds from principal payments on portfolio investments	$4,166,376	$4,962,535
Proceeds from sale or redemption of portfolio investments	—	3,299,761
Proceeds from distributions received from portfolio investments	371,889	1,137,209
Total proceeds from principal payments, sales or redemptions, and distributions received from portfolio investments	$4,538,265	$9,399,505

We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business–Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2022. The following table shows the classification of our debt securities of portfolio companies, excluding Structured Finance Securities, by credit risk rating as of September 30, 2023 and December 31, 2022:

	Debt Investments
	September 30, 2023			December 31, 2022
Risk Category	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value
1 (Low Risk)	$—	$—	—%	$—	$—	—%
2 (Below Average Risk)	—	—	—	—	—	—
3 (Average)	36,898,281	36,360,573	97.5	43,373,046	42,194,452	98.1
4 (Special Mention)	995,496	810,234	2.2	1,378,102	806,890	1.9
5 (Substandard)	901,256	128,221	0.3	—	—	—
6 (Doubtful)	—	—	—	—	—	—
7 (Loss)	—	—	—	—	—	—
	$38,795,033	$37,299,028	100.0%	$44,751,148	$43,001,342	100.0%

Non-Accrual Loans
Management reviews, for placement on non-accrual status, all loans that become past due on principal and interest, and/or when there is reasonable doubt that principal, cash interest, or PIK interest will be collected. When a loan is placed on non-accrual status, unpaid interest is credited to income and reversed. Additionally, Net Loan Fees are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal, interest and, in the judgment of management, the investments are estimated to be fully collectible as to all principal and interest. For the three months ended September 30, 2023, loans with an aggregate amortized cost and fair value of $1,896,752 and $938,455, respectively, were placed on non-accrual status. The aggregate amortized cost and fair value of loans on non-accrual status was $1,896,752 and $938,455, respectively, as of September 30, 2023, and $484,730 and $58,092, respectively, as of December 31, 2022.
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
Comparison of the three months ended September 30, 2023 and June 30, 2023 and nine months ended September 30, 2023 and 2022

	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Interest income	$1,798,212	$2,022,349	$5,721,854	$3,732,551
Dividend income	1,039	4,185	5,396	—
Fee income	2,681	3,306	16,105	66,656
Total investment income	1,801,932	2,029,840	5,743,355	3,799,207
Total operating expenses	1,428,912	1,521,138	4,434,991	3,227,855
Expense limitations	(300,699)	(79,361)	(560,780)	(444,549)
Net investment income	673,719	588,063	1,869,144	1,015,901
Net gain (loss) on investments	44,364	(220,750)	(1,070,965)	(2,214,164)
Net increase (decrease) in net assets resulting from operations	$718,083	$367,313	$798,179	$(1,198,263)
Investment Income. For the three months ended September 30, 2023, interest income decreased $224,137 primarily due to certain loans placed on non-accrual status during the current quarter and a decrease in the average portfolio at cost, which declined 7.5% since the prior quarter end.
For the nine months ended September 30, 2023, interest income increased $1,989,303 primarily due to rising interest rates, as 100% of our performing loan portfolio at fair value consisted of floating rate loans.

Gross Expenses. Our gross expenses are limited under the Advisory Agreements and ESAs. Operating expenses shown with respect to each governing expense limitation agreement for the three months ended September 30, 2023 and June 30, 2023 and the nine months ended September 30, 2023 and 2022 are presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Expenses subject to limitation under the Advisory Agreements:
Amortization of deferred offering costs	$5,390	$3,410	$12,622	$37,992
Contractual Issuer Expenses	118,153	78,201	273,104	299,271
Total expenses subject to limitation under the Advisory Agreements	123,543	81,611	285,726	337,263

Expenses subject to limitation under the ESAs:
Interest expense	533,236	605,108	1,703,059	970,024
Management fees	152,905	163,288	480,913	454,421
Incentive fees	124,141	147,016	395,860	—
Administrative fees	210,949	216,563	664,261	709,291
Professional fees	176,664	194,708	563,449	478,720
Excise taxes	—	—	—	11,693
Other expenses	107,474	112,271	341,118	266,169
Total expenses subject to limitation under the ESAs	1,305,369	1,438,954	4,148,660	2,890,318
HPCI-MB operating expenses	—	573	605	274
Total operating expenses	$1,428,912	$1,521,138	$4,434,991	$3,227,855
Expenses Limited under the Advisory Agreements
OFS Advisor incurred, on our behalf, offering costs of $19,568 and $10,005 during the three months ended September 30, 2023 and June 30, 2023, respectively. For the nine months ended September 30, 2023 and 2022, offering costs incurred were $29,572 and $15,500, respectively.
OFS Advisor incurred, on our behalf, Contractual Issuer Expenses of $118,153 and $78,201 during the three months ended September 30, 2023 and June 30, 2023, respectively. For the nine months ended September 30, 2023 and 2022, OFS Advisor incurred, on our behalf, Contractual Issuer Expenses of $273,104 and $299,271, respectively. Contractual Issuer Expenses relate to the direct involvement of OFS Advisor’s employees and employees of its affiliates in the Offering process.
Expense limitations provided under the Advisory Agreements associated with offering costs and expenses for the three months ended September 30, 2023 and June 30, 2023 and the nine months ended September 30, 2023 and 2022 are presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Total expenses limited under the Advisory Agreements	$123,543	$81,611	$285,726	$337,263
Reimbursed offering costs and Contractual Issuer Expenses	—	(2,250)	(10,650)	(27,090)
Net offering costs and Contractual Issuer Expenses limitations under the Advisory Agreements	$123,543	$79,361	$275,076	$310,173
We are conditionally obligated to pay OFS Advisor up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid by OFS Advisor and their affiliates have been recovered. As of September 30, 2023, reimbursable offering costs and Contractual Issuer Expenses were $743,810.

Expenses Limited under the ESAs
For the three months ended September 30, 2023 and June 30, 2023
For the three months ended September 30, 2023, total expenses subject to limitation under the ESAs decreased $133,585 compared to the prior quarter, primarily due to a decrease in interest expense and fees due to OFS Advisor.
Interest expense for the three months ended September 30, 2023 decreased $71,872 compared to the prior quarter, primarily due to a reduction in our average outstanding debt balance. The average outstanding balance of our PWB Credit Facility was $12,935,109 during the three months ended September 30, 2023, compared to $17,040,000 during the three months ended June 30, 2023.
For the nine months ended September 30, 2023 and 2022
For the nine months ended September 30, 2023, total expenses subject to limitation under the ESAs increased $1,258,342 compared to the corresponding period in the prior year, primarily due to an increase of $733,035 in interest expense.
Management and incentive fees for the nine months ended September 30, 2023 increased $422,352 compared to the corresponding period in the prior year, primarily due to an increase in net investment income.
Gross operating expenses (operating expenses excluding offering expenses and Contractual Issuer Expenses, and before limitations) are subject to limitation under the Second Amended Expense Support Agreement. OFS Advisor’s obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to investment company taxable income (expense) and net realized gains (losses) prior to expense limitation, and the amount of declared distributions. The Second Amended Expense Support Agreement provides expense support such that distributions are not paid from Offering proceeds. The determination of expense limitation under the ESAs for the three months ended September 30, 2023 and June 30, 2023 and nine months ended September 30, 2023 and 2022 are presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Total investment income - RIC	$1,801,932	$2,029,840	$5,739,833	$3,799,207
Expenses limited under the ESAs(1):
Interest expense, management fees and incentive fees	810,282	915,412	2,579,832	1,424,445
Other operating expenses as defined in the ESAs(2)	495,087	523,542	1,568,828	1,466,147
Total expenses limited under the ESAs	1,305,369	1,438,954	4,148,660	2,890,592
Net investment income prior to limitation - RIC	496,563	590,886	1,591,173	908,615
Differences in recognition of ICTI and GAAP net investment income(3)	(186,839)	(94,518)	(391,853)	475,268
ICTI prior to expense limitation(4)	309,724	496,368	1,199,320	1,383,883
Declared distributions	486,880	496,368	1,485,024	1,518,259
Expense limitation under ESAs	$177,156	$—	$285,704	$134,376
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
(3)Includes temporary and permanent differences between GAAP net investment income and estimated ICTI, such as HPCI-MB earnings-and-profits distributions to the RIC, differences in income recognition on subordinated note Structured Finance Securities, taxable investment and debt modifications, and non-deductible excise tax.
(4)ICTI is estimated on an annual basis and cannot be finalized until relevant tax forms relating to our investments are received and the U.S. federal income tax return is filed in the subsequent (or following) year. Such provision-to-return true-ups, if any, are reflected in the following year’s ICTI for purposes of the ESA calculation.

Expense support provided by OFS Advisor is reimbursable for three years from the date incurred. Expense limitation under both the Investment Advisory Agreement and Second Amended Expense Support Agreement can be terminated by OFS Advisor, without payment of any penalty, with or without notice to us at any time.
Net realized and unrealized gain (loss) on investments
Net gain (loss) on investments for the three months ended September 30, 2023 and June 30, 2023
For the three months ended September 30, 2023, net gain on investments of $44,364 was primarily due to net unrealized appreciation of $194,020 on our Structured Finance Securities, partially offset by net unrealized depreciation of $144,639 on our senior secured debt investments.
For the three months ended September 30, 2023, our loans on non-accrual status experienced unrealized depreciation of $341,819.
For the three months ended June 30, 2023, net loss on investments of $220,750 was primarily due to net unrealized depreciation of $566,822 on our Structured Finance Securities, partially offset by net unrealized appreciation of $479,668 on our senior secured debt investments. Net unrealized depreciation of $566,822 on our Structured Finance Securities was due to widening of liquid credit market spreads and credit deterioration in the underlying CLO portfolios.
During the three months ended June 30, 2023, we wrote-off the remainder of our non-accrual loan and equity investment in Eblens Holdings, Inc., resulting in a realized loss of $553,480, of which $476,638 was previously recognized in prior fiscal years, with $18,750 recognized during the three months ended June 30, 2023.
Net gain (loss) on investments for the nine months ended September 30, 2023 and 2022
During the nine months ended September 30, 2023, net loss on investments of $1,070,965 was primarily due to net unrealized depreciation of $925,701 on our Structured Finance Securities, partially offset by net losses of 92,912 on our debt and equity investments. During the nine months ended September 30, 2023, our Structured Finance Securities managed by a single advisor experienced unrealized depreciation of $623,483.
During the nine months ended September 30, 2022, our portfolio experienced net losses of $2,214,164, primarily due to net unrealized depreciation of $1,314,812 on our debt and equity investments and net unrealized depreciation of $892,668 on our Structured Finance Securities. Net losses of $892,668 on our Structured Finance Securities were primarily a result of aggregate unrealized depreciation of $493,266 on our investments in Apex Credit CLO 2020 Ltd and Elevation CLO 2021-14 Ltd. Net unrealized depreciation on our debt and equity investments during the nine months ended September 30, 2022 was primarily a result of unrealized depreciation of $261,112 on our subordinated debt investment in Eblens Holdings, Inc.
Liquidity and Capital Resources
As of September 30, 2023, we held cash of $863,985 and had $9,560,000 of undrawn commitments under our $20,000,000 PWB Credit Facility that was available, subject to a borrowing base and other covenants. Based on our regulatory asset coverage ratio as of September 30, 2023, we could access our full unused line of credit of $9,560,000 under the PWB Credit Facility, subject to the provisions of the borrowing base as of any borrowing date, and remain in compliance with asset coverage ratio requirements. We continue to believe that we have sufficient levels of liquidity to operate our business in this challenging environment.

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

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash from net investment income(1)	$1,225,984	$615,880
Net (purchases and originations) repayments of portfolio investments(1)	5,688,487	(6,130,198)
Net cash provided by (used in) operating activities	6,914,471	(5,514,318)
Net proceeds from issuances of common stock	868,080	1,487,730
Distributions paid to stockholders	(1,491,354)	(1,870,743)
Net borrowings under revolving line of credit	(4,725,000)	5,465,000
Repurchases of common stock	(1,675,359)	(2,030,582)
Payment of debt issuance costs	—	(3,500)
Net cash provided by (used in) financing activities	(7,023,633)	3,047,905
Net change in cash	$(109,162)	$(2,466,413)
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
Our operating activities provided $6,914,471 and used $5,514,318 in cash for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the principal source of operating liquidity was investment income collected. Net cash used in operating activities benefited from the positive cash flow impact of expense limitations under the Advisory Agreements and ESAs of $560,780 and $444,549 for the nine months ended September 30, 2023 and 2022, respectively, which reduced the net amount paid to the Advisors. Expense support and limitation under both the Investment Advisory Agreement and the Second Amended Expense Support Agreement are cancelable at any time. However, the Second Amended Expense Support Agreement is subordinated to the PWB Credit Facility, and prior to cancelling the Second Amended Expense Support Agreement, OFS Advisor must provide Pacific Western Bank with 30 days advance written notice of such termination.
Net purchases and origination of portfolio investments relates to the investment activity of our portfolio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Composition and Investment Activity.”
We received proceeds of $868,080 and $1,487,730 from the sale of our common stock during the nine months ended September 30, 2023 and 2022, respectively. Offering proceeds are net of aggregate commissions and dealer manager fees of $65,920 and $118,270 for the nine months ended September 30, 2023 and 2022, respectively.
During the nine months ended September 30, 2023 and 2022, we paid $1,675,359 and $2,030,582, respectively, in connection with our tender offers to repurchase shares of our common stock. Subsequent to September 30, 2023, we paid $542,188 in connection with our third quarter 2023 tender offer to repurchase shares of our common stock.
During the nine months ended September 30, 2023, we paid $1,491,354 in dividends to common stockholders and, subsequent to September 30, 2023 and through November 8, 2023, we paid $318,956 in dividends to our common stockholders.
During the nine months ended September 30, 2022, we paid $1,870,743 in dividends to common stockholders and, subsequent to September 30, 2022, and through November 8, 2022, we paid $336,602 in dividends to our common stockholders.

Borrowings
PWB Credit Facility. The PWB Credit Facility is available for general corporate purposes, including investment funding, and is scheduled to mature on August 31, 2024. The maximum amount available to borrow under the PWB Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA. The PWB Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.75% margin, with a 4.25% floor, and includes an unused commitment fee equal to 0.50% per annum for any unused portion in excess of $3,000,000, payable monthly in arrears. As of September 30, 2023, the stated interest rate on the PWB Credit Facility was 9.25%. As of September 30, 2023, the PWB Credit Facility bore an effective interest rate of 9.72%, inclusive of interest on the outstanding balance, commitment fees on undrawn amounts and the amortization of deferred financing costs.
Our PWB Credit Facility is a $20,000,000 revolving line of credit, of which $10,440,000 was drawn as of September 30, 2023. As of September 30, 2023, the undrawn commitment under the PWB Credit Facility was $9,560,000, that was available, subject to a borrowing base and other covenants. As of September 30, 2023, we were in compliance in all material respects with the applicable covenants under the PWB Credit Facility.
On July 25, 2023, Banc of California and Pacific Western Bank announced the signing of a definitive merger agreement. As of September 30, 2023, the PWB Credit Facility matures in less than a year. If we are unable to extend the PWB Credit Facility or negotiate a new facility with the new entity, or an alternative lender, it could impact our future ability to access liquidity and could have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.
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
The Note Purchase Agreement contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a business development company within the meaning of the 1940 Act and a minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, certain judgments and orders, and certain events of bankruptcy. As of September 30, 2023, we were in compliance in all material respects with the applicable covenants under the Note Purchase Agreement.
    As of September 30, 2023, the Unsecured Note had the following terms and balances:

	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate	Effective Interest Rate(1)	Maturity
Unsecured Note	$15,000,000	$230,175	5.50%	5.98%	11/27/2026
(1) The effective interest rate on the Unsecured Note includes deferred debt issuance cost amortization.
Other Liquidity Matters
We expect to fund the growth of our investment portfolio through the private placement of our common shares and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act. We cannot assure stockholders that our plans to raise capital will be successful. In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the ability to fund new investments or make additional investments in our portfolio companies. The illiquidity of certain of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their current fair value and incur significant realized losses on our invested capital.
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
BDCs are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities. Our required asset coverage ratio of 150% limits the amount that we may borrow. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets, which may or may not be available on favorable terms, if at all.
As of September 30, 2023, the aggregate amount of senior securities outstanding was $25,440,000, for which our asset coverage was 180%. The asset coverage ratio for a class of senior securities representing indebtedness is calculated by aggregating our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
In addition, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have made, and may continue to make, opportunistic investments in Structured Finance Securities and other non-qualifying assets, consistent with our investment strategy. As of September 30, 2023, approximately 80% of our investments were qualifying assets.
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
As of September 30, 2023, we had $863,985 of cash, as well as undrawn commitments under our PWB Credit Facility of $9,560,000, to meet our short-term contractual obligations, such as $1,168,372 in outstanding commitments to fund investments under various undrawn revolvers and other credit facilities. Our PWB Credit Facility that matures in August 2024 and had $10,440,000 outstanding as of September 30, 2023, can be repaid by selling portfolio investments that have a fair value of $45,895,065 as of September 30, 2023. We cannot, however, be certain that this source of funds will be available and upon terms acceptable to us in sufficient amounts in the future.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the balance sheet. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and will meet these unfunded commitments by using our cash on hand or utilizing our available borrowings under the PWB Credit Facility. In addition, a portion of our portfolio includes more liquid broadly syndicated loans in larger portfolio companies that can be sold over a relatively short period to generate cash.
Off-Balance Sheet Arrangements
Amounts Conditionally Reimbursable to OFS Advisor. OFS Advisor and affiliates have incurred offering costs and Contractual Issuer Expenses, of which $743,810 and $650,768 were unreimbursed as of September 30, 2023 and December 31,

2022, respectively. We remain conditionally liable to OFS Advisor for organization and offering costs incurred on our behalf. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 3.”
OFS Advisor and affiliates have provided aggregate unreimbursed and unexpired operating expense support of $2,005,384 and $2,932,038 as of September 30, 2023 and December 31, 2022, respectively. We remain conditionally liable to OFS Advisor for operating expense support provided to us. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 3.”
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
Expense limitation payments under the ESAs have supported a majority of our historical distributions, and our distributions may, in the future, be funded through expense limitation payments by OFS Advisor under the Second Amended Expense Support Agreement. The Second Amended Expense Support Agreement is designed to ensure no portion of our distribution to stockholders will be paid from Offering proceeds, and provides for expense limitation payments to us in any quarterly period in which our cumulative distributions to stockholders exceeds the Company’s cumulative estimated ICTI and net realized gains. For purposes of determining quarterly expense limitation payments, ICTI is estimated; however, ICTI cannot be finally determined until relevant tax forms relating to the Company’s investments are received and the U.S. federal income tax return is filed in the subsequent year. Any such distributions funded through expense limitation payments are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or OFS Advisor continues to make such payments. The Second Amended Expense Support Agreement may be terminated by us or OFS Advisor, without payment of any penalty, upon written notice to us.
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
Recent Developments
On October 27, 2023, our Board declared a $0.0846 per common share distribution, which represents an 8.4% annualized distribution yield based on our common stock offering price as of October 30, 2023, payable on November 6, 2023 to stockholders of record on October 27, 2023.

On November 7, 2023, our Board approved a tender offer, commencing on November 29, 2023, to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ending September 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
    We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, the current conflict in Israel, rising interest and elevated inflation rates, ongoing supply chain and labor market disruptions, instability in the U.S. and international banking systems and the risk of recession or a shutdown of U.S. government services has introduced significant volatility in the financial markets, and the effects of this volatility has impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 17, 2023 and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 11, 2023.
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of each portfolio investment without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the nine months ended September 30, 2023 for more information relating to our investment valuation.
Interest Rate Risk
Changes in interest rates, including any further interest rate increases approved by the U.S. Federal Reserve, and elevated inflation rates may affect both our cost of funding and the valuation of our investment portfolio. As of September 30, 2023, 100% of our debt investments, at fair value, bore interest at floating interest rates and contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis.
Our outstanding Unsecured Note bears interest at a fixed rate. Our PWB Credit Facility has a floating interest rate provision based on the Prime Rate, which resulted in a stated interest rate of 9.25% as of September 30, 2023.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates as of September 30, 2023. As of September 30, 2023, 1-month and 3-month SOFR were 5.32% and 5.40%, respectively, and certain loan contracts in our investment portfolio have not reset to the current market rate. Assuming that the interim, unaudited Statement of Assets and Liabilities as of September 30, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase	Interest income	Interest expense	Net change
25	$49,135	$(26,463)	$22,672
50	149,656	(52,925)	96,731
75	250,177	(79,388)	170,789
100	350,698	(105,850)	244,848
125	451,218	(132,313)	318,905

Basis point decrease	Interest income	Interest expense	Net change
25	$(151,906)	$26,463	$(125,443)
50	(252,427)	52,925	(199,502)
75	(352,948)	79,388	(273,560)
100	(453,468)	105,850	(347,618)
125	(553,989)	132,313	(421,676)
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting the counterparties with which we enter into financial transactions to reputable financial institutions. As of September 30, 2023 and December 31, 2022, we held our cash balances with third-party financial institutions, and such balances are in excess of the Federal Deposit Insurance Corporation insured limit. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 17, 2023 (the “Annual Report on Form 10-K”), and in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 11, 2023 (the "Second Quarter 10-Q"), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.
There have been no material changes from the risk factors previously disclosed in “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K and the Second Quarter 10-Q. The risks previously disclosed in our Annual Report on Form 10-K and the Second Quarter 10-Q should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Sales of Unregistered Securities, Use of Proceeds
During the three months ended September 30, 2023, we did not sell any shares of our common stock.
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
The following table summarizes the common stock repurchases by us for the three months ended September 30, 2023:

Three Months Ended September 30, 2023	Number of Shares	Amount
July 1, 2023 through July 31, 2023	—	$—
August 1, 2023 through August 31, 2023	—	—
September 1, 2023 through September 30, 2023	49,926	542,189

Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
(a)    Not applicable.
(b)    Not applicable.
(c)    During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 9, 2023	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer