Form 10-K
period 2023-12-31
Hancock Park Corporate Income, Inc.
filed 2024-03-18
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth” company in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒
There is no established market for the registrant’s common stock. On March 15, 2024 there were 1,835,599 shares outstanding of the registrant’s common stock, $0.001 par value.

OFS®, HPCI®, OFS Capital® and OFS Credit® are registered trademarks of Orchard First Source Asset Management, LLC. OFS Capital Management™ is a trademark of Orchard First Source Asset Management, LLC. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Defined Terms
We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to Hancock Park Corporate Income, Inc. in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration agreement between the Company and OFS Services, dated July 15, 2016
Advisers Act	The Investment Advisers Act of 1940, as amended
Advisors	OFS Advisor and CIM Capital
Advisory Agreements	The Investment Advisory Agreement and Sub-Advisory Agreement
Affiliated Account	An account, other than the Company, managed by OFS Advisor or an affiliate of OFS Advisor
Affiliated Fund	Certain other funds, including other BDCs and registered investment companies managed by OFS Advisor or by registered investment advisers controlling, controlled by, or under common control with, OFS Advisor
Amended Expense Support Agreement	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of August 3, 2020, by and among the Company, OFS Advisor and CIM Capital
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the FASB
ASC Topic 820	ASC Topic 820, Fair Value Measurement
ASC Topic 946	ASC Topic 946, Financial Services-Investment Companies
ASU	Accounting Standards Updates, as issued by the FASB
Banc of California Credit Facility	A senior secured revolving credit facility, as amended, with Banc of California (formerly known as Pacific Western Bank), as lender, that provides for borrowings to the Company in an aggregate principal amount up to $20,000,000
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Banc of California, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
CCO	CCO Capital, LLC, a Delaware limited liability company and the Company's dealer manager
CIM Capital	CIM Capital IC Management, LLC, an affiliate of OFS Advisor
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Company	Hancock Park Corporate Income, Inc. and its consolidated subsidiaries
Contractual Issuer Expenses	Salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in offering and other contractually-defined activities
Dealer Manager Agreement	Broker-dealer management agreement dated August 3, 2020 by and among the Company, OFS Advisor, International Assets Advisory, LLC and CCO
EBITDA	Earnings before interest, taxes, depreciation, and amortization
ESAs	The Prior Expense Support Agreement, the Amended Expense Support Agreement and Second Amended Expense Support Agreement
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Funding I	OFS Funding I, LLC, a wholly-owned subsidiary of OFSAM and an affiliate of OFS Advisor
GAAP	Accounting principles generally accepted in the United States
HPCI-MB	HPCI-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code and generally holds the equity investments of the Company that are taxed as pass-through entities
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers

Term	Explanation or Definition
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor, dated July 15, 2016
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
NAV	Net asst value. NAV is calculated as consolidated total assets less consolidated total liabilities, and can be expressed in the aggregate or on a per share basis.
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company, for which OFS Advisor serves as investment adviser
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock
OFS	The collective activities and operations of OFSAM Holdings, its direct and indirect subsidiaries, and certain affiliates
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Advisers Act, focusing primarily on investments in middle-market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments
OFSC	Orchard First Source Capital, Inc., a wholly owned subsidiary of OFSAM
OFS Capital	OFS Capital Corporation, a Delaware corporation and publicly-traded BDC, for which OFS Advisor serves as investment adviser
OFS Services	OFS Capital Services, LLC, a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a subsidiary of OFSAM Holdings, and a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSAM Holdings	Orchard First Source Asset Management Holdings, LLC, a holding company consisting of asset management businesses, including OFS Advisor, a registered investment adviser focusing primarily on investments in middle-market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments, and OFS CLO Management, LLC and OFS CLO II Management, LLC, each a registered investment adviser focusing primarily on investments in broadly syndicated loans
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Prime Rate	United States Prime interest rate
Prior Expense Support Agreement	Expense Support and Conditional Reimbursement Agreement dated July 15, 2016, between the Company and OFS Advisor
RIC	Regulated investment company under the Code
SEC	United States Securities and Exchange Commission
Second Amended Expense Support Agreement	Second Amended and Restated Expense Support and Conditional Reimbursement Agreement dated February 2, 2022, between the Company and OFS Advisor, agreed to and accepted by CIM Capital
Second Amended and Restated Dealer Manager Agreement	Second Amended and Restated Dealer Manager Agreement dated February 2, 2022, between the Company, OFS Advisor and CCO
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Staffing Agreement	Staffing and Corporate Services Agreement between OFS Advisor and OFSC dated November 7, 2012
Structured Finance Securities	CLO mezzanine debt, CLO subordinated notes and CLO loan accumulation facility securities

Term	Explanation or Definition
Sub-Advisory Agreement	Sub-Advisory Agreement dated as of August 3, 2020, by and between OFS Advisor and CIM Capital, which was terminated on February 2, 2022
Unsecured Note	An agreement, as amended, with the HCM Master Fund Limited, an exempted company incorporated with limited liability under the laws of the Cayman Island in which the Company sold, in a private placement, an unsecured note in an aggregate principal amount of $15,000,000

PART I
As used in this annual report on Form 10-K, except as otherwise indicated, the terms “Hancock Park,” “the Company,” “we,” “us,” and “our” refer to Hancock Park Corporate Income, Inc.
Item 1.    Business
GENERAL
We are an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a BDC under the 1940 Act. We were formed on December 8, 2015, as a corporation under the laws of Maryland. Our investment objective is to provide our stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments. Our investment strategy focuses primarily on middle-market companies in the United States. We use the term “middle-market” to refer to companies that may exhibit one or more of the following characteristics: number of employees between 150 and 2,000; revenues between $15 million and $300 million; annual EBITDA between $5 million and $50 million; generally, private companies owned by private equity firms or owners/operators; and enterprise value between $10 million and $500 million. For additional information about how we define the middle-market, see “—Investment Criteria/Guidelines.”
Our investment strategy focuses primarily on investments in middle-market companies in the United States, including investments in senior secured loans, which are comprised of first lien, second lien and unitranche loans, as well as investments in subordinated loans and, to a lesser extent, common stock, preferred stock and other equity securities. Our investments may be directly originated or may be purchased on a secondary basis in the U.S. leveraged loan market for Broadly Syndicated Loans (as defined below). As a BDC, we must not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under applicable regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt of middle-market companies located outside of the United States, and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have made, and may continue to make, opportunistic investments in Structured Finance Securities and other non-qualifying assets consistent with our investment strategy. As of December 31, 2023 and 2022, approximately 82% and 81%, respectively, of our investments were qualifying assets.
Under normal market conditions, we will invest at least 80% of our total assets in “corporate income-related investments.” “Corporate income-related investments” are defined as loans, bonds and securities, such as subordinated debt and stock, where the counterparty is a corporate entity and the investment is expected to provide us with income over time. We intend for “corporate income-related investments” to consist of investments in: (i) floating and fixed rate senior secured loans, which are comprised of first lien, second lien and unitranche loans of United States middle-market companies; (ii) broadly syndicated senior secured corporate loans; (iii) unsecured loans; (iv) collateralized loan obligation debt, subordinated debt, income notes and loan accumulation facility positions; (v) opportunistic credit investments, including stressed and distressed credit situations and long/short credit investments; and (vi) warrants and other equity securities of United States middle-market companies. As of December 31, 2023, 97% of our total assets were invested in corporate income-related investments.
We intend to raise up to $200,000,000 through the Offering in reliance on exemptions from the registration requirements of the Securities Act. On August 1, 2016, we and OFS Advisor entered into the Dealer Manager Agreement with International Assets Advisory, LLC (“IAA”), which was amended and restated on August 3, 2020, and subsequently assigned and transferred to CCO. On February 2, 2022, we entered into the Second Amended Dealer Manager Agreement, under which CCO provides certain sales, promotional and marketing services to us in connection with the Offering, and we pay CCO an aggregate dealer manager fee of an amount up to 3.0% of the gross proceeds from sales of our common stock in the Offering (the “Dealer Manager Fee”). CCO may, in its discretion, reallow a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering.
Placement activities are conducted by CCO and participating broker-dealers who solicit subscriptions to purchase shares of our common stock. From time to time, we may enter into agreements with placement agents to sell, distribute and market shares of our common stock in the Offering. We may pay certain placement or “finder’s” fees to placement agents we engage in connection with the Offering. In addition, investors who are purchasing shares through a placement agent may be required to pay a fee or commission directly to the placement agent. Since commencing operations on August 30, 2016, we have sold a total of 2,716,514 shares of common stock for gross proceeds of $37,544,638.
Our investment activities are managed by OFS Advisor and supervised by our Board, a majority of whom are independent of us, OFS Advisor and its affiliates. Under the Investment Advisory Agreement, we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. OFS Advisor also serves as the investment adviser to other funds, including OFS Capital, a publicly traded BDC with an investment strategy similar to ours, and OCCI. Additionally, OFS Advisor provides advisory and sub-advisory services to various funds, including: (i) CMFT Securities Investments, LLC, a wholly owned subsidiary of CIM Real Estate Finance Trust, Inc., a corporation that qualifies as a real estate investment trust, and (ii) CIM Real Assets & Credit Fund, an externally managed registered investment company under the 1940 Act that operates as an interval fund and invests primarily in a combination of real estate, credit and related investments. Effective August 3, 2020, OFS Advisor engaged CIM Capital to provide sub-advisory services to us pursuant to the Sub-Advisory Agreement. On February 2, 2022, OFS Advisor and CIM Capital entered into an agreement to terminate the Sub-Advisory Agreement (the “Termination Agreement”). See “—Management and Other Agreements—Investment Sub-Advisory Agreement.” See “Item 1A. Risk Factors—Risks Related to OFS Advisor and its Affiliates.”
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
On November 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, and we became subject to the modified asset coverage requirements effective November 6, 2019. See “—Regulation—Senior Securities” and “Item 1A. Risk Factors—Risks Related to our Business and Structure—Because we received the approval of our Board, we became subject to 150% asset coverage effective November 6, 2019.”
We may borrow money when the terms and conditions available are favorable to do so and are aligned with our investment strategy and portfolio composition. The use of borrowed funds or the proceeds of preferred stock to make investments would have its own specific benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by holders of our common stock.
We have elected to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, for tax treatment as a RIC under the Code. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to these elections, we generally are not required to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders as dividends.
About OFS and Our Advisor
OFS is a full-service provider of capital and leveraged finance solutions to U.S. companies. As of December 31, 2023, OFS had 51 full-time employees. OFS is headquartered in Chicago, Illinois and also has offices in New York, New York and Los Angeles, California.
Our investment activities are managed by OFS Advisor, our investment adviser. OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. As our investment adviser, OFS Advisor allocates investment opportunities among us and any other clients in accordance with its allocation policy. See “Regulation—Exemptive Relief.” OFS Advisor is a registered investment adviser under the Advisers Act and a wholly owned subsidiary of OFSAM.
Our relationship with OFS Advisor is governed by and dependent on the Investment Advisory Agreement and may be subject to conflicts of interest. See “Item 1A. Risk Factors—Risks Related to OFS Advisor and its Affiliates.” OFS Advisor provides us with advisory services in exchange for a base management fee and incentive fee; see “Management and Other Agreements—Investment Advisory Agreement”. The base management fee is based on our total assets (other than cash and cash equivalents). Our base management fee includes assets purchased with borrowed funds and assets owned by any consolidated entity; therefore, OFS Advisor will benefit when we incur debt or use leverage. Our Board is charged with protecting stockholders’ interests by monitoring how OFS Advisor addresses these and other conflicts of interest associated with its management services and compensation. While our Board is not expected to review or approve each borrowing or incurrence of leverage, our independent directors periodically review OFS Advisor’s services and fees as well as its portfolio management decisions and portfolio performance.
Under the Staffing Agreement, OFSC makes experienced investment professionals available to OFS Advisor and provides OFS Advisor with access to the senior investment personnel of OFS and its affiliates. The Staffing Agreement also provides OFS Advisor with access to deal flow generated by OFS and its affiliates in the ordinary course of their businesses and commits the members of OFS Advisor’s investment committees to serve in that capacity. See “Item 1. Business—Conflicts of Interest” and “Item 1A. Risk Factors—Risks Related to OFS Advisor and its Affiliates—We may have additional conflicts related to other arrangements with OFS Advisor or its affiliates.”
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
Competitive Strengths and Core Competencies
Deep Management Team Experienced in All Phases of Investment Cycle and Across All Levels of the Capital Structure. We are managed by OFS Advisor, which has access to the resources and expertise of OFS’s investment professionals through the Staffing Agreement with OFSC. As of December 31, 2023, OFS’s credit and investment professionals (including all investment committee members) employed by OFSC had an average of over 15 years of investment experience with strong institutional backgrounds.
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
Market Opportunity
Our investment strategy is focused primarily on investments in middle-market companies in the United States. We find the middle-market attractive for the following reasons:
Large Target Market. According to the National Center for the Middle Market, as of the fourth quarter of 2023, there were approximately 200,000 companies in the United States with annual revenues between $10.0 million and $1.0 billion. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow.
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
Investment Criteria/Guidelines
Our investment objective is to generate current income and capital appreciation by investing primarily in middle-market companies in the United States. We focus on investments in senior secured loans, including first lien, second lien, and unitranche loans, as well as subordinated loans and, to a lesser extent, common stock, preferred stock and Structured Finance Securities. In particular, we believe that structured debt investments (i.e., typically senior secured unitranche loans, often with warrant coverage, and, at times, in companies with no financial sponsor) represent a strong relative value opportunity offering the borrower the convenience of dealing with one lender, which may result in a higher blended rate of interest to us than we might expect to receive under a traditional multi-tranche structure. We expect that our investments in the equity securities of portfolio companies, such as warrants, preferred stock, common stock and other equity interests, will principally be made in conjunction with our debt investments in those companies. Generally, we do not expect to make investments in companies or securities that OFS Advisor determines to be distressed investments (such as discounted debt instruments that have either experienced a default or have a significant potential for default), other than follow-on investments in portfolio companies of ours. We intend to continue to generate strong risk-adjusted net returns by assembling a diversified portfolio of investments across a broad range of industries.
We target U.S. middle-market companies through OFS’s access to a network of financial institutions, private equity sponsors, investment banks, consultants and attorneys, and our proprietary database of borrowers developed over OFS’s 25 year history of lending to middle-market companies. A typical targeted borrower will exhibit certain of the following characteristics:
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
Our due diligence and underwriting process typically addresses the following elements (although certain elements may not be included in every due diligence undertaking):
•Prospective Portfolio Company Characteristics: focusing on primary drivers of the company’s revenues and cash flows, including: (i) its key products and services; (ii) customer and supplier concentrations, and contractual relationships; (iii) depth, breadth, and quality of company management, as well as the extent to which the management team is appropriately compensated with equity incentives; and (iv) any regulatory, labor or litigation matters impacting the company.
•Industry and Competitive Overview: evaluating: (i) industry size and the company’s position within it; (ii) growth potential and barriers to entry; (iii) governmental, regulatory, or technological issues potentially affecting the industry; and (iv) cyclicality or seasonality risks associated with the industry.
•Financial Analysis: analyzing the company’s historical financial results, focusing on: (i) actual operating trends experienced over time, in order to forecast future performance, including in various sensitized performance scenarios; (ii) attention to projected cash flows, debt service coverage, and leverage multiples under such scenarios; and (iii) an assessment of enterprise valuations and debt repayment/investment recovery prospects given such sensitized performance scenarios.
•Investment Documentation: focusing on obtaining the best legal protections available to us given our position within the capital structure, including, as appropriate: (i) financial covenants; (ii) collateral liens and stock pledges; (iii) review of loan documents of other of the prospective portfolio company’s creditors; and (iv) negotiation of inter-creditor agreements.
Portfolio Review/Risk Monitoring
We view active portfolio monitoring as a vital part of our investment process, and we benefit from a portfolio management system developed by OFS that includes daily, weekly, monthly, and quarterly components, and that involves comprehensive review of the performance of each of our portfolio companies. As part of the portfolio management process, OFS Advisor performs ongoing risk assessments on each of our investments and assigns each debt investment a credit rating based on OFS’s proprietary internal ratings scale.
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
Investment Committees
OFS Advisor’s Pre-Allocation Investment Committee, Broadly Syndicated Investment Committee, Structured Credit Investment Committee and Middle-Market Investment Committee (collectively, the “Advisor Investment Committees”) are responsible for the overall asset allocation decisions and the evaluation and approval of investments of OFS Advisor’s advisory clients.
The Middle-Market Investment Committee, comprised of Richard Ressler (Chairman), Jeffrey A. Cerny, Kyde Sharp and Bilal Rashid is responsible for the evaluation and approval of all debt and equity investments made by us.
The Broadly Syndicated Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid, Cerny, and Kenneth A. Brown, assists with the review and evaluation of potential investments in Broadly Syndicated Loans made by us.
The Structured Credit Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid, Cerny, Brown, and Glen Ostrander, assists with the review and evaluation of potential investments in Structured Finance Security investments made by us.
The Pre-Allocation Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid, Cerny, Ostrander, Tod K. Reichert and Manish Rajguru, is responsible for determining whether a prospective investment is appropriate for allocation to one or more clients managed by registered investment advisor subsidiaries of OFSAM, including OFS Advisor, and the allocation of such investment among groups of advisory clients.

The process employed by the Advisor Investment Committees is intended to bring the diverse experience and perspectives of the committees’ members to the investment process. The Middle-Market Investment Committee serves to provide investment consistency and adherence to our core investment philosophy and policies. The Middle-Market Investment Committee also determines appropriate investment sizing and implements ongoing monitoring requirements of our investments.
In certain instances, management may seek the approval of our Board prior to making an investment. In addition to reviewing investments, the meetings of the Middle-Market Investment Committee, Broadly Syndicated Investment Committee and Structured Credit Investment Committee, where applicable, serve as a forum to discuss credit views and outlooks. Potential transactions and deal flows are also reviewed on a regular basis. Members of the investment team are encouraged to share information and views on credits with members of the Middle-Market Investment Committee early in their analysis. We believe this process improves the quality of the analysis and assists the deal team members in working efficiently.
Investments
We pursue an investment strategy focused primarily on investments in middle-market companies in the United States. We focus on investments in loans, in which OFS Advisor’s investment professionals have expertise, including investments in first lien, unitranche, second lien, and subordinated loans and, to a lesser extent, equity securities and Structured Finance Securities. We seek to create a diverse portfolio by making investments in the securities of middle-market companies that we expect to range generally from $3.0 million to $25.0 million each, although we expect this investment size will vary proportionately with the size of our capital base.
Structure of Investments
We anticipate that our loan portfolio will contain investments of the following types with the following typical characteristics:
Senior Secured First Lien Loans. First lien senior secured loans obtain security interests in the assets of these portfolio companies as collateral in support of the repayment of these loans (in certain cases, subject to a payment waterfall). The collateral takes the form of first-priority liens on specified assets of the portfolio company borrower and, typically, first-priority pledges of the ownership interests in the borrower. Our first lien loans may provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity.
Senior Secured First Lien Loans are categorized as First Lien Debt in our consolidated schedules of investments included in “Part II, Item 8. Financial Statements and Supplementary Data.”
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
Senior Secured Unitranche Loans are categorized as First Lien Debt in our consolidated schedules of investments included in “Part II, Item 8. Financial Statements and Supplementary Data.”
Senior Secured Second Lien Loans. Second lien senior secured loans obtain security interests in the assets of these portfolio companies as collateral in support of the repayment of such loans. This collateral typically takes the form of second-priority liens on the assets of a portfolio company, and we may enter into an inter-creditor agreement with the holders of the portfolio company’s first lien senior secured debt. These loans typically provide for no contractual loan amortization in the initial years of the facility, with all amortization deferred until loan maturity.
Senior Secured Second Lien Loans are categorized as Second Lien Debt in our consolidated schedules of investments included in “Part II, Item 8. Financial Statements and Supplementary Data.”
Broadly Syndicated Loans. Broadly Syndicated Loans (whose features are similar to those described under “Senior Secured First Lien Loans” and “Senior Secured Second Lien Loans” above), also commonly referred to as leveraged loans, are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDA and enterprise values larger than the middle-market characteristics described above. The proceeds of Broadly Syndicated Loans are often used for leveraged buyout transactions, mergers and acquisitions, recapitalizations, refinancings and financing capital expenditures. Broadly Syndicated Loans are typically distributed by the arranging bank to a diverse group of investors primarily consisting of: CLOs; senior secured loan and high yield bond mutual funds; closed-end funds, hedge funds, banks and insurance companies; and finance companies. A borrower must comply with various covenants contained in a loan agreement or note purchase agreement between the borrower and the holders of the Broadly Syndicated Loan (the “Loan Agreement”). In a typical Broadly Syndicated Loan, an administrative agent (the “Agent”) administers the terms of the Loan Agreement. In such cases, the Agent is normally responsible for the collection of principal and interest payments from the borrower and the apportionment of these payments to the credit of all institutions that are parties to the Loan Agreement. We will generally rely upon the Agent or an intermediate participant to receive and forward to us our portion of the principal and interest payments on the Broadly Syndicated Loan. Additionally, we normally will rely on the Agent and the other loan investors to use appropriate credit remedies against the borrower. The Agent is typically responsible for monitoring compliance with covenants contained in the Loan Agreement based upon reports prepared by the borrower. The Agent may monitor the value of the collateral and, if the value of the collateral declines, may accelerate the Broadly Syndicated Loan, may give the borrower an opportunity to provide additional collateral or may seek other protection for the benefit of the participants in the Broadly Syndicated Loan. The Agent is compensated by the borrower for providing these services under a Loan Agreement, and such compensation may include special fees paid upon structuring and funding the Broadly Syndicated Loan and other fees paid on a continuing basis. The Broadly Syndicated Loans in which we invest may include loans that are considered “covenant-lite” loans, because of their lack of a full set of financial maintenance covenants.
Broadly Syndicated Loans are categorized as First Lien Debt or Second Lien Debt in our consolidated schedules of investments included in “Part II, Item 8. Financial Statements and Supplementary Data.”
Subordinated Loans. These investments are typically structured as unsecured, subordinated loans that typically provide for relatively high, fixed interest rates that provide us with significant current interest income. These loans typically will have interest-only payments (often representing a combination of cash pay and PIK interest) in the early years, with amortization of principal deferred to maturity. Subordinated loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Subordinated investments are generally more volatile than secured loans and may involve a greater risk of loss of principal. Subordinated loans often include a PIK feature (meaning a feature allowing for the payment of interest in the form of additional principal amount of the loan instead of in cash), which effectively operates as negative amortization of loan principal, thereby increasing credit risk exposure over the life of the loan.
Subordinated Loans are categorized as Subordinated Debt in our consolidated schedules of investments included in “Part II, Item 8. Financial Statements and Supplementary Data.”
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
Equity Securities are categorized as Preferred Equity or Common Equity in our consolidated schedules of investments included in “Part II, Item 8. Financial Statements and Supplementary Data.”
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
These securities are categorized as Warrants in our consolidated schedules of investments included in “Part II, Item 8. Financial Statements and Supplementary Data.”
Structured Finance Securities. Structured Finance Securities include the mezzanine and subordinated note securities of a CLO, as well as loan accumulation facilities (colloquially referred to as “CLO warehouses”). Subordinated notes (colloquially referred to as “CLO equity securities”) and mezzanine debt (colloquially referred to as “CLO debt securities”), represent beneficial interests in portfolios consisting primarily of below-investment-grade senior secured loans with a large number of distinct underlying U.S. borrowers across various industry sectors. The subordinated note tranches of CLOs are unrated, represent the first loss position in a CLO structure, and are typically leveraged 9 to 13 times which translates to approximately 11% to 8% of a CLO’s capital structure. The high leverage can magnify our gains and losses on such investments. CLO subordinated note securities are entitled to recurring distributions which are generally equal to the residual cash flow of payments received from underlying securities after contractual payments to more senior CLO mezzanine debt holders and fund expenses. Economically, a CLO subordinated note security is equity-like in that it represents the residual interest in the CLO assets that bears the ultimate risk of loss and receives the benefits of success, but lacks features enabling its holders to direct the operations of the entity typically associated with equity instruments. Mezzanine debt represents the tranches immediately senior to the subordinated note, is usually rated BB to B, and represents approximately 4% to 7% of a CLO’s capital structure. Mezzanine debt tranches represent the second loss position, and can effectively become the residual interest if assets are insufficient to retire the mezzanine tranche at par.
CLO warehouses are short- to medium-term finance vehicles intended to aggregate loans for inclusion in a future CLO portfolio. Loan accumulation facilities are typically financed through income notes, representing the first-loss and residual interests in the vehicle, and senior debt. The senior debt of a loan accumulation facility typically leverages the income notes between three and six times prior to a CLO’s pricing and launch. Income notes of loan accumulation facilities have economic risks similar to those applicable to CLO subordinated notes insomuch as they pay returns equal to the income earned on the underlying portfolio less costs and fees incurred on senior financing, manager and other expenses, and bear losses on a first-dollar basis, but lack many of the contractual protections associated with a CLO indenture. Investing in a CLO warehouse does not create an obligation to participate in the CLO contemplated by the warehouse; however, we have often participated in the CLOs resulting from our CLO warehouse investments. Participation in a CLO warehouse investment may afford us the opportunity to enhance our returns through fee sharing agreements with the CLO collateral managers.
Structured Finance Securities are categorized as Subordinated Notes, Mezzanine Debt or a Loan Accumulation Facility in our consolidated schedule of investments included in “Part II, Item 8. Financial Statements and Supplementary Data.”
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
•selecting investments that we believe have a low probability of loss;
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
We expect to hold most of our middle-market debt investments to maturity or repayment, but we may sell some of our investments earlier for various reasons, including, but not limited to, relative value decisions compared to other investment opportunities, liquidity needs and credit risk. In attractive interest rate environments, portfolio companies may also opportunistically refinance our loans prior to maturity.
Competition
Our primary competitors include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to our investment opportunity. In addition, some of our competitors may have higher risk tolerances or different risk assessments and investment strategies, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC, or to the distribution and other requirements we must satisfy to maintain our RIC status.
We expect to continue to use the expertise of the investment professionals of OFS to whom we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that the relationships of the senior members of OFS and its affiliates will enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. See “Item 1A. Risk Factors—Risks Related to Our Business and Structure—We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses” for additional information concerning the competitive risks we face.
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
The incentive fee has two parts. The first part of the incentive fee (the “Income Incentive Fee”) is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. “Pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination and sourcing, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as original issue discount, or “OID”, debt instruments with PIK interest, equity investments with accruing or PIK dividend, and zero coupon securities), accrued income that we have not yet received in cash.
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
Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 1.75% per quarter (7.0% annualized). If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for OFS Advisor to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. There is no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate, and there is no delay of payment if prior quarters are below the quarterly hurdle rate. Pre-incentive fee net investment income fees are prorated for any partial quarter based on the number of days in such quarter.
We pay OFS Advisor an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate;
•100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 2.1875%) as the “catch-up” provision. The catch-up is meant to provide OFS Advisor with 20.0% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this pre-incentive fee net investment income exceeds 2.1875% in any calendar quarter; and
•20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter.
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
The base management fee is payable quarterly in arrears and was $619,862, $619,633 and $562,903 for the years ended December 31, 2023, 2022, and 2021, respectively.

Examples of Incentive Fee Calculation
Example 1—Income Related Portion of Incentive Fee:
Assumptions
◦Hurdle rate(1) = 1.75%
◦Base management fee(2) = 0.3125%
◦Other estimated expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%
(1)Represents a quarter of the 7.0% annualized hurdle rate.
(2)Represents a quarter of the 1.25% annualized base management fee.
(3)Excludes estimated offering expenses.
Alternative 1
Additional Assumptions
•Investment income (including interest, dividends, fees, etc.) = 1.25%
•Pre-incentive fee net investment income (investment income – (base management fee + other expenses)) = 0.7375%
Pre-incentive fee net investment income does not exceed the hurdle rate, therefore there is no incentive fee.

Alternative 2
Additional Assumptions
•Investment income (including interest, dividends, fees, etc.) = 2.60%
•Pre-incentive fee net investment income (investment income – (base management fee + other expenses)) = 2.0875%
Pre-incentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee.

Incentive Fee	=	100% × “Catch-Up” + the greater of 0% AND (20% × (pre-incentive fee net investment income – 2.1875%))

	=	(100% × (2.0875% – 1.75%)) + 0%

	=	100% × 0.3375%

	=	0.3375%
Alternative 3
Additional Assumptions
•Investment income (including interest, dividends, fees, etc.) = 3.30%
•Pre-incentive fee net investment income (investment income – (base management fee + other expenses)) = 2.7875%
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
The capital gains portion of the incentive fee, if any, would be:
•Year 1: None (no sales transactions)
•Year 2: $5 million (20% multiplied by $30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)
•Year 3: $1.4 million; $6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains on Investment A and Investment C less $3 million cumulative unrealized capital depreciation on Investment B)) less $5 million (Capital Gains Fee paid in Year 2)
•Year 4: $0.6 million; $7 million (20% multiplied by $35 million (cumulative realized capital gains on Investment A and Investment C)) less $6.4 million (cumulative Capital Gains Fee paid in all prior years)
•Year 5: None; $5 million (20% multiplied by $25 million ($35 million cumulative realized capital gains on Investments A and C less $10 million realized capital losses on Investment B)) less $7 million (cumulative Capital Gains Fee paid in all prior years))
Incentive fee expense, which only included Income Incentive Fees, was $552,332, $125,018 and $339,609 for the years ended December 31, 2023, 2022 and 2021, respectively.

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
All investment professionals of OFS Advisor and/or its affiliates, when and to the extent engaged in providing us with investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to these services, are provided and paid for by OFS Advisor and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions including the allocable portion of compensation and overhead of personnel of OFS Services. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
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
The Second Expense Support Agreement may be terminated by OFS Advisor, without payment of any penalty, upon written notice to us. In addition, the Second Expense Support Agreement will automatically terminate in the event of: (i) our termination of the Investment Advisory Agreement; or (ii) our dissolution or liquidation. The expense reimbursement may not be made for the purpose or effect of increasing the amount of the incentive fee to be paid by us to OFS Advisor. OFS Advisor will not be entitled to reimbursement if our distribution rate is lower than the distribution rate made at the time the expenses were reimbursed or if the other operating expense ratio at the time of reimbursement exceeds the expense ratio that was in effect at the time the expenses were reimbursed.

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
On February 2, 2022, OFS Adviser and CIM Capital entered into the Termination Agreement pursuant to which the Sub-Advisory Agreement was terminated.
Administration Agreement
Pursuant to the Administration Agreement, OFS Services, an affiliate of OFS Advisor, provides the administrative services necessary for us to operate. OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which includes maintenance of financial records necessary for the production of reports to our stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, general supervision of the payment of our expenses, and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, OFS Services provides managerial assistance on our behalf to certain portfolio companies that accept our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our Board) of OFS Services’ overhead in performing its obligations under the Administration Agreement, including rent, necessary software licenses and subscriptions, and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer, chief accounting officer and their respective staffs. The Administration Agreement may be renewed annually with the approval of our Board, including a majority of our directors who are not “interested persons.” The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that OFS Services outsources any of its functions, we pay the fees associated with such functions at cost without incremental profit to OFS Services.
We incurred administration fee expenses of $818,502, $939,870 and $750,568 for the years ended December 31, 2023, 2022 and 2021, respectively.
Indemnification
The Investment Advisory Agreement and the Administration Agreement both provide that OFS Advisor, OFS Services and their affiliates’ respective officers, directors, members, managers, partners, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement or the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Investment Advisory Agreement or the Administration Agreement.
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
Board Approval of the Investment Advisory and Administrative Agreements
Our Board, including our independent directors, approved the continuation of the Investment Advisory Agreement at a meeting held on April 5, 2023. In reaching a decision to approve the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
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
Based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors, concluded that the investment advisory fee rates were reasonable in relation to the services to be provided and approved the Investment Advisory Agreement as being in the best interests of our stockholders.
The Administration Agreement was originally approved by our Board on March 31, 2016, became effective on July 15, 2016, and was continued on April 5, 2023.
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
In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by “a majority of our outstanding voting securities” as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy; or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.
We generally cannot issue and sell our common stock at a price below NAV per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if: (1) our Board determines that such sale is in our best interests and the best interests of our stockholders; and (2) our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board, closely approximates the market value of such securities.
We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received our existing Order, which superseded a previous order that we received on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. We are generally permitted to co-invest with Affiliated Funds if, under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that: (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned; and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of OFS Capital and/or other portfolio funds established by OFS Advisor that could avail themselves of the exemptive relief.
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
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy, put or call, options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Prior to January 19, 2021, except for registered money market funds, we generally were prohibited from acquiring more than 3% of the voting stock of any registered investment company, investing more than 5% of the value of our total assets in the securities of one investment company, or investing more than 10% of the value of our total assets in the securities of more than one investment company without obtaining exemptive relief from the SEC. However, the SEC adopted new rules, which became effective on January 19, 2021, that allow us to acquire the securities of other investment companies in excess of the 3%, 5%, and 10% limitations without obtaining exemptive relief if we comply with certain conditions. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies. None of our investment policies are fundamental and may be changed without stockholder approval.
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

Managerial Assistance to Portfolio Companies
A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (a), (b) or (c) under “—Qualifying Assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance, although this may not be the sole method by which the BDC satisfies the requirement to make available managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
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
Warrants and Options
Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that: (i) the warrants expire by their terms within ten years; (ii) the exercise or conversion price is not less than the current market value at the date of issuance; (iii) our stockholders authorize the proposal to issue such warrants, and our Board approves such issuance on the basis that the issuance is in the best interests of Hancock Park and its stockholders; and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.
Senior Securities
A BDC generally is not permitted to incur indebtedness unless immediately after such borrowing it has an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, Section 61(a)(2) of the 1940 Act provides that a BDC may reduce its asset coverage ratio, provided that certain conditions are met.
BDCs, like the Company, that do not have shares of common stock listed on a national securities exchange, may take advantage of the modified asset coverage ratio if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If a BDC were to receive such stockholder approval, it would be permitted to increase its leverage capacity on the first day after such approval. Alternatively, a BDC could increase the maximum amount of leverage it may incur to an asset coverage ratio of 150% if the “required majority” (as defined in Section 57(o) of the 1940 Act) of the independent members of its board of directors approved such increase with such approval becoming effective after one year. In either case, a BDC would be required to extend to its stockholders, as of the date of such approval the opportunity to sell the shares of common stock that they hold (with 25% of such stockholders’ eligible shares being repurchased in each of the four calendar quarters following the calendar quarter in which the approval occurs) and it would be required to make certain disclosures on its website and in SEC filings regarding, among other things, the receipt of approval to increase its leverage, its leverage capacity and usage, and risks related to leverage.

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
For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Related to BDCs—Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital. As a BDC, we will need to raise additional capital, which will expose us to risks, including the typical risks associated with leverage.”
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
In addition, we may file an application for an amendment to the Order to permit us to co-invest in our existing portfolio companies with certain affiliates that are private funds even if such other funds had not previously invested in such existing portfolio companies, subject to certain conditions. However, if filed, there is no guarantee that such application will be granted. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.”
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
Our internet address is www.hancockparkincome.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We make our website content available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K.
Code of Ethics
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
Our proxy voting decisions are made by those senior officers who are responsible for monitoring each of our clients’ investments. To ensure that our vote is not the product of a conflict of interest, we require that: (1) anyone involved in the decision-making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, we will disclose such conflicts to our client, including with respect to the Company, those directors who are not interested persons, and we may request guidance from such persons on how to vote such proxies for their account.
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
Emerging Growth Company
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years following the completion of our initial public offering or until the earliest of: (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion; (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months; or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.
Material U.S. Federal Income Tax Considerations
Election to be Taxed as a RIC
We have elected to be taxed as a RIC under Subchapter M of the Code. As a RIC, we are not required to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our otherwise taxable earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements, as described below. In addition, to receive RIC tax treatment, we must meet the Annual Distribution Requirement. The excess of net long-term capital gains over net short-term capital losses, if any (“Net Capital Gains”), are not a component of the Annual Distribution Requirement, but impacts taxable income if not distributed as discussed below.
Taxation as a RIC
If we:
•maintain our qualification as a RIC; and
•satisfy the Annual Distribution Requirement;
then we will not be subject to U.S. federal income tax on the portion of our ICTI or Net Capital Gains we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any ICTI or Net Capital Gain not distributed to our stockholders. We may also retain Net Capital Gains for investment through a deemed distribution. If we make a deemed distribution, stockholders will be treated for U.S. federal income tax purposes as if they had received an actual distribution of Net Capital Gains, net of taxes.
We are also subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of: (1) 98% of our net ordinary income for each calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year (or, if we so elect, for that calendar year); and (3) any income and gains recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We may choose to retain a portion of our ordinary income and/or capital gain net income in any year and pay the 4% U.S. federal excise tax on the retained amounts. For the years ended December 31, 2023, 2022 and 2021, we accrued U.S. federal excise taxes of $0, $11,693 and $0, respectively.
In order to maintain our qualification as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, certain payments with respect to loans of stock and securities, gains from the sale or other disposition of stock, securities, or foreign currencies and other income (including but not limited to gains from options, futures or forward contracts) derived with respect to our business of investing in such stock, securities or currencies, and net income derived from interests in “qualified publicly traded partnerships,” as such term is defined in the Code (the “90% Income Test”); and

•diversify our holdings so that at the end of each quarter of the taxable year:
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
We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by: (1) the illiquid nature of our portfolio; and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat dividends that would otherwise qualify for the dividends received deduction or constitute qualified dividend income as ineligible for such treatment, (2) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (3) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (4) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (5) cause us to recognize income or gain without receipt of a corresponding distribution of cash, (6) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (7) adversely alter the characterization of certain complex financial transactions and (8) produce income that will not be considered “qualifying income” for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections to mitigate the potential adverse effect of these provisions, but there can be no assurance that any adverse effects of these provisions will be mitigated.
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
Although the Code generally provides that the income inclusions from a QEF will be “good income” for purposes of the 90% Income Test to the extent that the QEF distribute such income to us in the same taxable year to which the income is included in our income, the Code does not specifically provide whether these income inclusions would be “good income” for this 90% Income Test if we do not receive distributions from the QEF during such taxable year. The IRS has issued a series of private rulings in which it has concluded that all income inclusions from a QEF included in a RIC’s gross income would constitute “good income” for purposes of the 90% Income Test. Such rulings are not binding on the IRS except with respect to the taxpayers to whom such rulings were issued. Accordingly, under current law, we believe that the income inclusions from a QEF would be “good income” for purposes of the 90% Income Test. However, no guarantee can be made that the IRS would not assert that such income would not be “good income” for purposes of the 90% Income Test to the extent that we do not receive timely distributions of such income from the QEF. If such income were not considered “good income” for purposes of the 90% Income Test, we may fail to qualify as a RIC.
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
Some of the income and fees that we recognize may result in income that will not be considered “qualifying income” for the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may recognize such income and fees directly or indirectly through one or more entities taxed as corporations for U.S. federal income tax purposes. Such corporations are required to pay U.S. corporate income tax on their earnings, which ultimately reduces our return on such income and fees. We have invested in equity investments through HPCI-MB, our subsidiary taxed as a C-Corporation, to prevent related non-qualifying income from adversely affecting our RIC status. As of December 31, 2023 and 2022, equity investments held in HPCI-MB had an aggregate fair value of $253,002 and $232,265, respectively. During the years ended December 31, 2023, 2022 and 2021, HPCI-MB paid approximately $0, $125,229 and $0, respectively, of federal and state income taxes on its earnings and profits.
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
Co-Investment with Affiliates
On August 4, 2020, we received our current Order, which superseded a previous order that we received on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. We are generally permitted to co-invest with Affiliated Funds if under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that: (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned; and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
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
•Due to economic disruptions, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order to preserve cash and maintain flexibility.
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
•Insufficient cash flows may increase our risk of default of our debt obligations, including under our Unsecured Note and our Banc of California Credit Facility.
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
•Loss of tax treatment as a RIC would reduce our NAV and distributable income.
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
•If we make subordinated debt investments, the obligors or the portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
•We and our investments are subject to interest rate risk.
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
The state of current worldwide financial markets, as well as various social, economic and political tensions in the United States and around the world (including war, terrorist attacks and other forms of conflict), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, global financial markets are currently experiencing supply chain disruptions, significant labor and resource shortages, elevated interest rates and the effects of high inflation. In addition, there is currently geopolitical, economic and financial market instability in the United States, the United Kingdom, the European Union and China.
The ongoing war between Russia and Ukraine and the resulting global responses, including economic sanctions by the United States, the European Union and other countries, and the escalated armed conflict in the Middle East have increased and could continue to increase volatility and uncertainty in the financial markets and adversely affect regional and global economies. The extent and duration of the ongoing conflicts in Ukraine and the Middle East and the repercussions of such conflicts are impossible to predict, but could result in significant market disruptions and may further negatively affect global supply chains, energy prices, inflation and global growth.
The elevated inflationary environment may continue and some economists predict that the U.S. economy may enter an economic recession. Any disruptions in the capital markets, as a result of economic, political and market instability (including as a result of a shutdown of U.S. government services, strikes, work stoppages, labor shortages, labor disputes, supply chain disruptions and accidents), may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and any other unfavorable economic conditions could increase our funding costs, limit our access to the capital markets and result in a decision by lenders not to extend credit to us.
The global pandemic caused by the outbreak of the novel strain of coronavirus ("COVID-19") has in the past led, and may continue to lead, to significant economic disruption in the economy of the United States and the economies of other nations. While many of the emergency measures and recommendations imposed by governmental authorities in response to the pandemic, including restrictions on travel and the closure of non-essential businesses have been eased, the pandemic and the resulting economic dislocations caused substantial disruption, volatility and a reduction in liquidity in the capital markets and the credit markets, including the leveraged loan market specifically, which may continue for an extended period. Any such volatility or additional waves of the COVID-19 outbreak or future pandemics, as well as the generally negative economic impact of such events, may have adverse impacts on our business and our results of operations and financial condition. While certain markets have shown signs of stabilizing, market conditions remain uncertain and a period of deterioration and volatility could re-emerge.
Negative economic trends would also increase the likelihood that major financial institutions or other entities having a significant impact on the financial and credit markets may suffer a bankruptcy or insolvency, as occurred during the recession in the U.S. economy in 2008. In addition, certain industries may feel the impact of such negative economic trends more than others. There is a material possibility that economic activity will be volatile or will slow significantly, and some obligors may be significantly and negatively impacted by these negative economic trends. Although the leveraged finance and CLO markets have made significant recoveries from the adverse impact of the credit crisis, there can be no assurance that the leveraged finance and CLO markets will not be adversely impacted by future economic downturns or market volatility.
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
Due to economic disruptions, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order to preserve cash and maintain flexibility.
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
Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to stockholders of record in the current year, the dividend will be treated for all U.S. federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that we (i) declare on or before the later of the 15th day of the 9th month following the close of our taxable year or in the case of an extension of time for filing our return for the taxable year, the due date for filing such return taking into account such extension and (ii) pay during the following taxable year (but not later than the date of the first dividend payment of the same type of dividend made after such declaration). Such dividends will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2023 until as late as December 31, 2024. However, if we choose to pay a spillover dividend, we will still incur the 4% U.S. federal excise tax on some or all of the distribution.
Due to disruptions in the economy, including elevated interest rates and high inflation rates, we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may not be able to increase our dividends. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—In the future, we may choose to pay distributions in our own stock and stockholders may be required to pay tax in excess of the cash they receive.”
We are dependent upon the OFSC senior professionals for our future success and upon their access to the investment professionals and partners of OFSC and its affiliates.
We do not have any internal management capacity or employees. We will depend on the diligence, skill and network of business contacts of the OFSC senior professionals to achieve our investment objective. Our future success will depend, to a significant extent, on the continued service and coordination of the OFSC senior management team, particularly Bilal Rashid, Senior Managing Director and President of OFSC, and Jeffrey A. Cerny, Senior Managing Director of OFSC. Each of these individuals is an employee at will of OFSC. In addition, we rely on the services of Richard Ressler, Chairman of the executive committee of OFSAM Holdings and Chairman of certain of the Advisor Investment Committees, pursuant to a consulting agreement with Orchard Capital Corporation. The departure of Mr. Ressler or any of the senior managers of OFSC, or of a significant number of its other investment professionals, could have a material adverse effect on our ability to achieve our investment objective.
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
The investment committees that oversee our investment activities are provided by OFS Advisor under the Investment Advisory Agreement. The loss of any member of the Advisor Investment Committees or of other OFSC senior professionals could limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition and results of operation.
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
Our ability to achieve our investment objective and grow will depend on our ability to manage our business. This will depend, in turn, on the ability of the Advisor Investment Committees to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon the Advisor Investment Committees’ ability to execute our investment process, their ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. OFS Advisor has substantial responsibilities under the Investment Advisory Agreement. OFS Advisor’s senior professionals and other personnel of OFS Advisor’s affiliates, including OFSC, may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
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
Many of our portfolio investments take the form of securities that are not publicly traded and their fair value may not be readily determinable. In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act (“Rule 2a-5”), which establishes requirements for good faith determinations of fair value, and addresses both the Board’s and the “valuation designee’s” roles and responsibilities relating to fair valuation. On September 7, 2022, pursuant to Rule 2a-5, our Board designated OFS Advisor, as valuation designee, to perform fair value determinations relating to our investments, for which market quotations are not readily available. In order for the Board to maintain oversight, OFS Advisor implemented the requirements as prescribed in Rule 2a-5. The determination of fair value and, consequently, the amount of unrealized gains and losses in our portfolio, are, to a significant degree, subjective and dependent on a valuation process undertaken by OFS Advisor and overseen by our Board. Valuation of certain investments will also be based, in part, upon third party valuation models which take into account various unobservable inputs.
A majority of our investments are classified as Level 3 under ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment and estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We presently retain the services of independent service providers to prepare the valuation of the majority of these securities.
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
The participation of OFS Advisor’s professionals in our valuation process could also result in a conflict of interest since OFS Advisor’s base management fee is based, in part, on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity).
We may finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.
The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock. Our ability to service our debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, because the base management fee payable to OFS Advisor is payable based on our total assets, OFS Advisor has a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to OFS Advisor.
On November 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of a reduced 150% asset coverage ratio to us, and we became subject to the reduced asset coverage ratio as of November 6, 2019. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—Because we received the approval of our Board, we became subject to 150% asset coverage effective November 6, 2019.”
Insufficient cash flows may increase our risk of default of our debt obligations, including under our Unsecured Note and our Banc of California Credit Facility.
Any default under the agreements governing our indebtedness, including under our Unsecured Note and our Banc of California Credit Facility, that is not waived and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on our other debt obligations. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. Our ability to generate sufficient cash flows in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure our stockholders that our business will generate cash flows from operations to meet the payment obligations of our debt obligations under the Unsecured Note and the Banc of California Credit Facility.

Because we received the approval of our Board, we became subject to 150% asset coverage effective November 6, 2019.
The 1940 Act generally prohibits a BDC from incurring indebtedness unless, immediately after such borrowing, it has an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of its assets). However, Section 61(a)(2) of the 1940 Act allows a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met.
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
Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, our stockholders will experience increased risks of investing in our securities. If the value of our assets increases, then the additional leverage would cause the NAV attributable to our common stock to increase more sharply than it would have had we not increased our leverage. Conversely, if the value of our assets decreases, the additional leverage would cause NAV to decline more sharply than it otherwise would have had we not increased our leverage. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the additional leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not increased our leverage. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Item 1A. Risk Factors—Risks Related to Our Business and Structure—We may finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”
In addition, the ability of BDCs to increase their leverage will increase the capital available to BDCs and thus competition for the investments that we seek to make. This may negatively impact pricing on the investments that we do make and adversely affect our net investment income and results of operations.
Changes in interest rates will affect our cost of capital and net investment income.
To the extent we borrow money or issue preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of elevated interest rates, our cost of funds would increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.
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
With respect to the investments we make, we will not seek to compete based primarily on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with OFSAM Holdings and its affiliates or accounts managed by OFSAM Holdings’s affiliates. Although OFS Advisor will allocate opportunities in accordance with its policies and procedures, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our stockholders. Moreover, the performance of investments will not be known at the time of allocation.
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
We have elected to be treated as a RIC under Subchapter M of the Code, but no assurance can be given that we will be able to maintain tax treatment as a RIC. As a RIC, we are not required to pay U.S. federal income taxes at corporate rates on our income and capital gains distributed (or deemed distributed) to our stockholders, provided that we satisfy certain distribution and other requirements. To continue to qualify for tax treatment as a RIC under the Code and to be relieved of federal taxes on income and gains distributed to our stockholders, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC will be satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long~~-~~term capital losses, if any, to our stockholders on an annual basis. We will be subject, to the extent we use debt financing or preferred stock, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements or preferred stock that could, under certain circumstances, restrict us from making distributions necessary to qualify for tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our qualification for the tax benefits available to RICs and, thus, may be subject to U.S. federal income tax at corporate rates. To maintain our qualification for tax treatment as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to continue to qualify for tax treatment as a RIC for any reason and become subject to U.S. federal income tax at corporate rates, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and on the value of our common stock. See “Item 1. Business—Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”
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
For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as the accrual of OID and the recognition of PIK interest or dividends. This may arise if we purchase assets at a discount, receive warrants in connection with the making of a loan or in other circumstances, or through contracted PIK interest or dividends (meaning interest or dividends paid in the form of additional principal amount of the loan or equity security instead of in cash), which represents contractual interest or dividends added to the loan balance or equity security and due at the end of the investment term. Such OID, which could be significant relative to our overall investment activities, or increases in loan or equity investment balances as a result of contracted PIK arrangements, will be included in income before we receive any corresponding cash payments. We may also be required to include in income certain other amounts that we will not receive in cash.
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
We distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. In accordance with guidance issued by the Internal Revenue Service, a publicly traded RIC should generally be eligible to treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder is permitted to elect to receive his or her distribution in either cash or stock of the RIC (even where there is a limitation on the percentage of the distribution payable in cash, provided that the limitation is at least 20%), subject to the satisfaction of certain guidelines. If too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If this and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be a taxable distribution in an amount equal to the amount of cash that could have been received instead of stock. If we decide to make any distributions consistent with this guidance that are payable in part in our stock, stockholders receiving such distribution would be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock received as a dividend in order to pay this tax, it may be subject to transaction fees (e.g., broker fees or transfer agent fees) and, depending on the market price of our stock at the time of the sale, the sales proceeds may be less than the amount included in income with respect to the dividend. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
Because we expect to distribute substantially all of our net ordinary income and net realized capital gains to our stockholders, we may need additional capital to finance our growth and such capital may not be available on favorable terms or at all.
We have elected to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. If we meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify for tax treatment as RIC under the Code and will not have to pay U.S. federal income taxes at corporate rates on income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our U.S. federal tax liability at corporate rates. Because we received the approval of our Board, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 150% at the time we issue any debt or preferred stock. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—Because we received the approval of our Board, we became subject to 150% asset coverage effective November 6, 2019.” This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure investors that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below NAV without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.
Our Banc of California Credit Facility contains various covenants and restrictions which, if not complied with, could accelerate our repayment obligations under the Banc of California Credit Facility or limit its use, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
The Banc of California Credit Facility provides us with a senior secured revolving line of credit of up to $20.0 million, with maximum availability equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the Banc of California Credit Facility. The Banc of California Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible NAV, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The Banc of California Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. The Banc of California Credit Facility permits us to fund additional investments as long as we are within the conditions set out in the Banc of California Credit Facility. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lender, which would accelerate our repayment obligations under the Banc of California Credit Facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. As of December 31, 2023, we had $7.7 million outstanding under the Banc of California Credit Facility. Availability under the Banc of California Credit Facility as of December 31, 2023, was $10.0 million based on the stated advance rate of 50% under the borrowing base.
Adverse developments in the credit markets may impair our ability to secure debt financing.
During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. Elevated interest rates and the effects of high inflationary environments may continue, and it is possible the U.S. economy may enter an economic recession. As a result, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.
If we are unable to consummate credit facilities on commercially reasonable terms, or if the banks and financial institutions with whom we have credit facilities enter into receivership, undergo consolidation or become insolvent, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may be favorable or if adverse conditions in particular sectors of the financial markets could adversely impact our business.
Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. If a depository institution fails to return these deposits or is otherwise subject to adverse conditions in the financial or credit markets, our access to invested cash or cash equivalents could be limited which would adversely impact our results of operations or financial condition.
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
Further, the current U.S. presidential administration has focused on climate change policies and has re-joined the Paris Agreement, which includes commitments from countries to reduce their greenhouse gas emissions, among other commitments. The Paris Agreement and other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our portfolio companies to other types of transition risks, such as: (i) political and policy risks (including changing regulatory incentives, and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations); (ii) regulatory and litigation risks (including changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change); (iii) technology and market risks (including declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions); (iv) business trend risks (including the increased attention to environmental, social and governance (“ESG”) considerations by our investors, including in connection with their determination of whether to invest); and (v) potential harm to our reputation if our stockholders believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of our portfolio, our new investments or the decisions we make to continue to conduct or change our activities in response to climate change considerations.
Loss of tax treatment as a RIC would reduce our NAV and distributable income.
We have qualified for tax treatment as a RIC under Subchapter M of the Code. As a RIC, we do not have to pay federal income taxes on our income (including realized gains) that we distribute to our stockholders, provided that we satisfy certain distribution and other requirements. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we fail to qualify for tax treatment as a RIC in any year, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our NAV and the amount potentially available for distribution. In addition, if we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of stockholders. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock.
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
Historically, OFS Advisor and CIM Capital have provided us with expense support that ensured, and OFS Advisor currently provides support under the Second Amended Expense Support Agreement that ensures, no portion of our distributions to stockholders were, or will be paid, from Offering proceeds, and provided or provides, as the case may be, for expense-reduction payments to us in any quarterly period in which our cumulative distributions to stockholders exceed our cumulative distributable ordinary income and net realized gains (including estimated investment company taxable income). We may become obligated to reimburse OFS Advisor for expense support payments, conditioned upon maintenance of our per-share distribution rate and our realization of improved unsupported expense ratios.
Risks Related to OFS Advisor and its Affiliates
We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients.
OFS Advisor and its affiliates manage other assets, including those of other BDCs, registered investment companies, separately managed accounts, accounts for which OFS Advisor or its affiliates may serve as a sub-advisor and CLOs, and may manage other entities in the future. These other funds and entities may have similar or overlapping investment strategies. Our executive officers, directors and members of the Advisor Investment Committees serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by OFS Advisor or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, OFS Advisor currently serves as the investment adviser to OFS Capital, a publicly-traded BDC that invests primarily in senior secured loans of middle-market companies in the United States, similar to those we target for investment, including first lien, second lien and unitranche loans as well as subordinated loans and, to a lesser extent, warrants and other equity securities. OFS Advisor also serves as the investment adviser to OCCI, a closed-end management investment company that primarily invests in CLO debt and subordinated securities. Therefore, many investment opportunities will satisfy the investment criteria for both OFS Capital and us and, in certain instances, investment opportunities may be appropriate for OCCI and us. OFS Capital operates as a distinct and separate entity and any investment in our common stock will not be an investment in OFS Capital. In addition, our executive officers serve in substantially similar capacities for OFS Capital and OCCI and our independent directors serve in a similar capacity for OFS Capital. Similarly, OFS Advisor and/or its affiliates may have other clients with, similar, different or competing investment objectives. In serving in these multiple capacities, our executive officers and directors, OFS Advisor and/or its affiliates, and members of the Advisor Investment Committees may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders.

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
For example, in the event that one Affiliated Account has a controlling or significantly influential position in a portfolio company, that Affiliated Account may have the ability to elect some or all of the board of directors of such a portfolio company, thereby controlling its policies and operations, including the appointment of management, future issuances of securities, payment of dividends, incurrence of debt and entering into extraordinary transactions. In addition, a controlling Affiliated Account is likely to have the ability to determine, or influence, the outcome of operational matters and to cause, or prevent, a change in control of such a portfolio company. Such management and operational decisions may, at times, be in direct conflict with us or other Affiliated Accounts that have invested in the same portfolio company that do not have the same level of control or influence over the portfolio company.
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
The application of our investment mandate as compared to investment mandates of other Affiliated Accounts and the policies and procedures of OFS Advisor and OFS Advisor's affiliates are expected to vary based on the particular facts and circumstances surrounding each investment by two or more Affiliated Accounts, in particular when those Affiliated Accounts are in different classes of an issuer’s capital structure (as well as across multiple issuers or borrowers within the same overall capital structure) and, as such, there may be a degree of variation and potential inconsistencies in the manner in which potential or actual conflicts are addressed.
Our independent directors may face conflicts of interest related to their obligations to the Affiliated Funds for which they also serve as independent directors.
The independent directors of our Board also comprise a portion of the independent directors of the board of directors of OFS Capital, an Affiliated Fund managed by OFS Advisor. In their capacities as directors for an Affiliated Fund board, the independent directors have a duty to make decisions on behalf of that Affiliated Fund that are in the best interests of that Affiliated Fund and its stockholders. Accordingly, our independent directors may face conflicts of interest when making a decision on behalf of one Affiliated Fund that may not be in the best interest of the other Affiliated Fund(s). For example, the SEC has granted exemptive relief to us, OFS Advisor, OFS Capital, OCCI, and certain other of our affiliates to co-invest in certain transactions that would otherwise be prohibited by the 1940 Act. In accordance with that relief, the independent directors must make certain findings on behalf of each Affiliated Fund with respect to initial co-investment transactions, including that the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Affiliated Fund and its stockholders and do not involve overreaching in respect of the Affiliated Fund or its stockholders on the part of any of the other participants in the proposed transaction. Under such circumstances, the independent directors may face conflicts of interest when making these determinations on behalf of us and OFS Capital.
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
Many of our portfolio investments are made in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. On September 7, 2022, pursuant to Rule 2a-5, our Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to our investments. As valuation designee, OFS Advisor determines the fair value of our portfolio investments in good faith, and, as a result, there may be uncertainty as to the value of our portfolio investments. In addition, the members of our Board who are not independent directors have a substantial indirect pecuniary interest in OFS Advisor. The participation of OFS Advisor in our valuation process, and the indirect pecuniary interest in OFS Advisor by those members of our Board, could result in a conflict of interest since OFS Advisor’s base management fee is based, in part, on our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity).
We may have additional conflicts related to other arrangements with OFS Advisor or its affiliates.
We rent office space from a subsidiary of OFSAM and pay that subsidiary our allocable portion of overhead and other expenses incurred in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer and chief accounting officer. This creates conflicts of interest that our Board must monitor.
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
BDCs generally are prohibited under the 1940 Act from knowingly participating in certain transactions with their affiliates without the prior approval of their independent directors and, in some cases, of the SEC. Those transactions include purchases from, sales to, and so-called “joint” transactions, in which a BDC and one or more of its affiliates engage in certain types of profit-making activities with such affiliates. Any person that owns, directly or indirectly, five percent or more of a BDC’s outstanding voting securities will be considered an affiliate of the BDC for purposes of the 1940 Act, and a BDC generally is prohibited from engaging in purchases of assets from or sales of assets to or joint transactions with such affiliates, absent the prior approval of the BDC’s independent directors. Additionally, without the approval of the SEC, a BDC is prohibited from engaging in purchases of assets from, or sales of assets to or joint transactions with, the BDC’s officers, directors, and employees, and advisors (and its affiliates).

BDCs may, however, invest alongside certain related parties or their respective other clients, in certain circumstances where doing so is consistent with current law and SEC staff interpretations. For example, a BDC may invest alongside such accounts consistent with guidance promulgated by the SEC staff permitting the BDC and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the BDC’s advisor, acting on the BDC’s behalf and on behalf of other clients, negotiates no term other than price. Co-investment with such other accounts is not permitted or appropriate under this guidance when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between the BDC’s interests and those of other accounts.
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
When we invest alongside clients of OFSAM Holdings and its affiliates or their respective other clients, OFS Advisor will, to the extent consistent with applicable law, regulatory guidance, and/or the Order, allocate investment opportunities in accordance with its allocation policy. Under this allocation policy, if two or more investment vehicles with similar or overlapping investment strategies are in their investment periods, an available opportunity will be allocated based on the provisions governing allocations of such investment opportunities in the relevant organizational, offering or similar documents, if any, for such investment vehicles. In the absence of any such provisions, OFS Advisor will consider the following factors and the weight that should be given with respect to each of these factors:
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
The incentive fee payable by us to OFS Advisor may create an incentive for OFS Advisor to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to OFS Advisor is determined may encourage OFS Advisor to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor our stockholders. Generally, the more equity we sell in offerings and the greater the risk assumed by us with respect to our investments, the greater the potential for growth in our assets and profits (and, correlatively, the fees payable by us to CCO and OFS Advisor). These compensation arrangements could affect OFS Advisor’s, or its affiliates’, judgment with respect to public offerings of equity and investments made by us, which may allow CCO to earn additional sales commissions and dealer manager fees and OFS Advisor to earn increased base management fees. In addition, the way in which the incentive fee payable to OFS Advisor is determined may encourage OFS Advisor to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor our stockholders.
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
The part of the incentive fee payable to OFS Advisor that relates to our pre-incentive fee net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may be considered to involve a conflict of interest for OFS Advisor to the extent that it may encourage OFS Advisor to favor debt financings that provide for deferred interest, rather than current cash payments of interest. OFS Advisor may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because OFS Advisor is not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive previously accrued deferred income in cash.
OFS Advisor’s liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify OFS Advisor against certain liabilities, which may lead OFS Advisor to act in a riskier manner on our behalf than it would when acting for its own account.
Under the Investment Advisory Agreement, OFS Advisor will not assume any responsibility to us other than to render the services called for under that agreement, and it will not be responsible for any action of our Board in following or declining to follow OFS Advisor’s advice or recommendations. Under the terms of the Investment Advisory Agreement, OFS Advisor and its affiliates, and its and their respective officers, directors, members, managers, partners, stockholders and employees, will not be liable to us or any subsidiary of ours, or our or their respective officers, directors, members, managers, partners, stockholders or employees, for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify OFS Advisor and its affiliates, and its and their respective officers, directors, members, managers, partners, stockholders and employees, from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead OFS Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.
OFS Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
OFS Advisor has the right, under the Investment Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If OFS Advisor resigns, we may not be able to find a new investment advisor or hire internal management with similar expertise and the ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations, as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the OFS Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
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
OFS Services has the right to resign under the Administration Agreement, whether we have found a replacement or not. If OFS Services resigns, we may not be able to find a new administrator or hire internal management with similar expertise and the ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by OFS Services. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
Risks Related to BDCs
Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital. As a BDC, we will need to raise additional capital, which will expose us to risks, including the typical risks associated with leverage.
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.
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
Investments in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold due to the significant volatility of such companies. Negative developments may be accompanied by deterioration of the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Such developments may ultimately result in the leveraged companies in which we invest entering into bankruptcy proceedings, which have a number of inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is difficult to estimate the extent of, or even to identify, any contingent claims that might be made. Certain claims that have priority by law (for example, claims for taxes) may be substantial. In addition, our subordinated loans are generally subordinated to senior loans and are generally unsecured, other creditors may rank senior to us in the event of a bankruptcy proceeding.

Our investments in debt instruments may include “covenant-lite” loans. Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, we may invest in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their financial covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies may be impacted by the effects of inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to the effects of inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.
Any of our portfolio companies operating in the Health Care and Social Assistance industry are subject to extensive government regulation and certain other risks particular to that industry.
We invest in companies in the Health Care and Social Assistance industry. Our investments in portfolio companies that operate in this sector are subject to significant risks particular to that industry. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices. Healthcare companies often must obtain and maintain regulatory approvals to market many of their products and change prices for certain regulated products. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal levels, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry. In particular, health insurance reform could have a significant effect on our portfolio companies in this industry, and may force our portfolio companies in this industry to change how they do business. We can give no assurance that our portfolio companies will be able to adapt successfully in response to these changes.
Portfolio companies in the Health Care and Social Assistance industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed.
Any of these factors could materially adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.
The documents governing the loans to our portfolio companies and the loans underlying our CLO investments may allow for “priming transactions.”
The documents governing the loans to our portfolio companies and the loans underlying our CLO investments may allow for “priming transactions,” where majority lenders or debtors can amend the documents to the detriment of other lenders, in order to move collateral, or in order to facilitate capital outflow to other parties/subsidiaries in a capital structure, any of which may adversely affect our rights and security priority with respect to such loans.
Our investments in private and middle-market portfolio companies are generally considered lower credit quality obligations, are risky, and we could lose all or part of our investment.
Investments in private and middle-market companies involve a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of OFS Advisor’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decisions, and we may lose money on our investments. Middle-market companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. Such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions, market conditions and general economic downturns.

Middle-market companies are more likely to be considered lower grade investments, commonly called “junk bonds,” which are either rated below investment grade by one or more nationally-recognized statistical rating agencies at the time of investment, or may be unrated but determined by OFS Advisor to be of comparable quality. Lower grade securities or comparable unrated securities are considered predominantly speculative regarding the issuer’s ability to pay interest and principal, and are susceptible to default or decline in market value due to adverse economic and business developments. The market values for lower grade debt tend to be very volatile and are less liquid than investment grade securities. For these reasons, an investment in the Company is subject to the following specific risks: (i) increased price sensitivity due to a deteriorating economic environment; (ii) greater risk of loss due to default or declining credit quality; (iii) the inability to make interest and/or principal payments due to adverse company specific events; and (iv) depression of the price and liquidity of lower grade securities if a negative perception of the lower grade debt market develops. This negative perception could last for a significant period of time.
Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio companies and, in turn, on us. Middle-market companies may also be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and OFS Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in middle-market companies.
Investments in equity securities involve a substantial degree of risk.
We have purchased, and may purchase in the future, common stock and other equity securities, including warrants, in various portfolio companies. Although equity securities historically have generated higher average total returns than debt securities over the long term, equity securities may experience more volatility in those returns than debt securities. The equity securities we acquire may fail to appreciate, decline in value or lose all value, and our ability to recover our investment will depend on the portfolio company’s success. Investments in equity securities involve a number of significant risks, including the risk of further dilution in the event the portfolio company issues additional securities. Investments in preferred securities involve special risks, such as the risk of deferred distributions, illiquidity and limited voting rights.
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
In addition to the general risks associated with debt securities and structured products discussed herein, CLOs carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the possibility that the investments in CLOs are subordinate to other classes or tranches thereof; (iv) the potential of spread compression in the underlying loans of the CLO, which could reduce credit enhancement in the CLOs; and (v) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results. CLO equity securities that we may acquire are subordinated to more senior tranches of CLO debt. CLO equity securities are subject to increased risks of default relative to the holders of superior priority interests in the same securities. In addition, at the time of issuance, CLO equity securities are under-collateralized in that the liabilities of a CLO at inception exceed its total assets. When we invest in a CLO, we may be in a first loss or subordinated position with respect to realized losses on the CLO’s assets. In addition, we may recognize phantom taxable income from our investments in the subordinated tranches of CLOs.
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
From time to time, we invest in Structured Finance Securities that comprise the equity tranche of CLOs, which are junior in priority of payment and are subject to certain payment restrictions generally set forth in an indenture governing such investments. In addition, Structured Finance Securities generally do not benefit from any creditors’ rights or ability to exercise remedies under the indenture governing such investments. Structured Finance Securities are not guaranteed by another party and are subject to greater risk than the secured notes issued by the CLO. CLOs are typically highly levered, utilizing up to approximately 9–13 times leverage, and therefore Structured Finance Securities are subject to a risk of total loss. There can be no assurance that distributions on the assets held by the CLO will be sufficient to make any distributions or that the yield on the Structured Finance Securities will meet our expectations.
CLOs generally may make payments on Structured Finance Securities only to the extent permitted by the payment priority provisions of an indenture governing the notes issued by the CLO. CLO indentures generally provide that principal payments on Structured Finance Securities may not be made on any payment date unless all amounts owing under secured notes are paid in full.
We will have no influence on the management of underlying investments managed by non-affiliated third-party CLO collateral managers.
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
We will, at times, take a security interest in the available assets of our portfolio companies, including the equity interests of their subsidiaries and, in some cases, the equity interests of our portfolio companies held by their stockholders. In the event of a default by a portfolio company on a secured loan, we will only have recourse to the assets collateralizing the loan. There is a risk that the collateral securing our loans may: (i) decrease in value over time; (ii) be difficult to sell in a timely manner; (iii) be difficult to appraise; and (iv) fluctuate in value based upon the success or deterioration of the business and market conditions, including as a result of the inability of a portfolio company to raise additional capital. Additionally, in the case of certain of our investments, we do not have a first lien position on the collateral and may not receive the full value of the collateral upon liquidation. If the underlying collateral value is less than the loan amount, we will suffer a loss.
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
Borrowers of Broadly Syndicated Loans may be permitted to designate unrestricted subsidiaries under the terms of their financing agreements, which would exclude such unrestricted subsidiaries from restrictive covenants under the financing agreement with the borrower. This would allow the borrower to take various actions with respect to the unrestricted subsidiary including, among other things, incur debt, grant security on its assets, sell assets, pay dividends or distribute shares of the unrestricted subsidiary to the borrower’s stockholders. Any of these actions could increase the amount of leverage that the borrower is able to incur and increase the risk involved in our investments in Broadly Syndicated Loans accordingly.
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
All of our assets are presently invested in illiquid securities, and a substantial portion of our investments in leveraged companies is subject to legal and other restrictions on resale or is otherwise less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, OFS Advisor, OFSAM Holdings or any of its other affiliates have material nonpublic information regarding such portfolio company.
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by OFS Advisor, as our valuation designee. As part of the valuation process, OFS Advisor may take into account the following types of factors, if relevant, in determining the fair value of our investments:
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
Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.
Although we believe our portfolio is well diversified across companies and industries, our portfolio is, and may in the future be, concentrated in a limited number of portfolio companies and industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting investments in any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:
•increase or maintain, in whole or in part, our position as a creditor or equity ownership percentage in a portfolio company;
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•preserve or enhance the value of our investment.
We have discretion to make follow-on investments, subject to the availability of capital resources. The failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because: (i) we may not want to increase our level of risk; (ii) we prefer other opportunities; or (iii) we are inhibited by compliance with BDC requirements or the desire to maintain our RIC status. Our ability to make follow-on investments may also be limited by OFS Advisor’s allocation policy.
Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or prevent decisions by management of our portfolio companies that could decrease the value of our investments.
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
We have invested a substantial portion of our capital in senior secured, unitranche, second lien and subordinated loans issued by our portfolio companies. The portfolio companies may be permitted to incur other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use to repay its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
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
A significant portion of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate, or we may be required to repurchase the securities, in each case resulting in potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.
If we engage in hedging transactions, we may be subject to additional risks.
Engaging in hedging transactions would entail additional risks to our stockholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price.

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
Investments in securities of foreign companies, if any, may involve significant risks in addition to the risks inherent in U.S. investments.
The 1940 Act generally requires that 70% of our investments be in issuers each of whom is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. Our investment strategy does not presently contemplate a significant number of investments in securities of non-U.S. portfolio companies. We expect that these investments would focus on the same debt investments that we make in U.S. middle-market companies and/or Broadly Syndicated Loans and, accordingly, would be complementary to our overall strategy and enhance the diversity of our holdings.
Investing in non-U.S. portfolio companies may expose us to additional risks not typically associated with investing in U.S. companies, including changes in exchange control regulations, political and social instability, expropriation and imposition of foreign taxes. In addition, any investments that we make that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Factors such as trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments may affect currency values. We may employ hedging techniques to minimize these risks, but we cannot assure you that we will, in fact, hedge currency risk, or, that if we do, such strategies will be effective. Further, we may have difficulty enforcing creditor’s rights in non-U.S. jurisdictions.
We may not realize gains from our equity investments.
When we invest in senior secured, unitranche, second lien and subordinated loans, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, except as described below, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we invest in may not appreciate in value and may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
We and our investments are subject to interest rate risk.
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

SOFR Floor Risk. Because CLOs generally issue debt on a floating rate basis, an increase in SOFR will increase the financing costs of CLOs. Many of the senior secured loans held by these CLOs have SOFR floors such that, when SOFR is below the stated SOFR floor, the stated SOFR floor (rather than SOFR itself) is used to determine the interest payable under the loans. Therefore, if SOFR increases but stays below the average SOFR floor rate of the senior secured loans held by a CLO, there would not be a corresponding increase in the investment income of such CLOs. The combination of increased financing costs without a corresponding increase in investment income in such a scenario would result in smaller distributions to equity holders of a CLO.
Reference Rate Risk. Following their publication on June 30, 2023, no settings of LIBOR continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation established a uniform benchmark replacement process for certain financial contracts that matured after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The Federal Reserve Board adopted a final rule in December 2022 implementing the LIBOR Act and specified benchmarks based on SOFR.
Although the transition process away from LIBOR has become increasingly well-defined, the transition process is complex. The adoption of SOFR as a reference rate for CLO transactions is recent, and there is minimal historical data. Although the Federal Reserve Bank of New York started publishing SOFR in 2018 and has started publishing historical indicative SOFR dating back to 2014, such historical data inherently involves assumptions, estimates and approximations. Since the initial publication of SOFR, daily changes in SOFR have, on occasion, been more volatile than daily changes in comparable reference rate or market rates, and SOFR rates may bear little or no relation to historical actual or historical indicative data. In addition, there are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. The use of SOFR or other alternative reference rates could have adverse impacts on our business, financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by us.
Benchmark Rate Mismatch. Many underlying corporate borrowers can elect to pay interest based on 1-month term SOFR, 3-month term SOFR and/or other term SOFR or benchmark rates in respect of the loans held by CLOs in which we are invested, in each case plus an applicable spread, whereas CLOs generally pay interest to holders of the CLO’s debt tranches based on 3-month term SOFR plus a spread. The 3-month term SOFR rate may fluctuate in excess of other potential term SOFR or other benchmark rates, which may result in many underlying corporate borrowers electing to pay interest based on a shorter or different, but in any event, lower term SOFR or other benchmark rate. This mismatch in the rate at which CLOs earn interest and the rate at which they pay interest on their debt tranches negatively impacts the cash flows on a CLO’s equity tranche, which may in turn adversely affect our cash flows and results of operations. Unless spreads are adjusted to account for such increases, these negative impacts may worsen as the amount by which the 3-month term rate exceeds such other chosen term SOFR or other benchmark rate.
Also, given the structure of the incentive fee payable to OFS Advisor, a general increase in interest rates will likely have the effect of making it easier for OFS Advisor to meet the quarterly hurdle rate for payment of income incentive fees under the Investment Advisory Agreement without any additional increase in relative performance on the part of OFS Advisor.
Risks Related to Our Securities and an Investment in our Common Stock
Our shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever. Therefore, our stockholders have limited liquidity and may not receive a full return of invested capital (including front-end commissions, fees and expenses), upon selling their shares or upon liquidation of the Company.
Our shares are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. Our Board must contemplate a liquidity event for our stockholders on or before ten years after the completion of the Offering, which such ten-year period may be extended, in the sole discretion of the OFS Advisor for up to two additional one-year periods. A future liquidity event could include: (i) a listing of our shares on a national securities exchange; (ii) a merger or another transaction approved by our Board in which our stockholders will receive cash or shares of a listed company; or (iii) a sale of all or substantially all of our assets, either on a complete portfolio basis or individually followed by a liquidation. Certain types of liquidity events, such as a listing, would allow us to retain our investment portfolio intact while providing our stockholders with access to a trading market for their securities.
We do not know at this time what circumstances will exist in the future and, therefore, we do not know what factors our Board will consider in determining whether to pursue a liquidity event in the future. A liquidity event may include a sale, merger or rollover transaction with one or more affiliated investment companies managed by OFS Advisor.

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
Our dealer manager in the Offering has no prior experience selling shares on behalf of a BDC. There is, therefore, no assurance that CCO will be able to sell a sufficient number of shares to allow us to have adequate funds to purchase a diversified portfolio of investments. If CCO fails to perform, we may not be able to raise adequate proceeds through the Offering to implement our investment strategy. As a result, we may be unable to achieve our investment objective, and you could lose some or all of the value of your investment. In addition, because CCO is an affiliate of OFS Advisor, it may face conflicts of interest and will not make an independent review of us or the Offering. Accordingly, prospective investors must rely on their own examination of the Company and the terms of the Offering, including the merits and risks involved. See “Item 1A. Risk Factors—Risks Related to OFS Advisor and its Affiliates”.
We may, but are not required to, offer to repurchase our stockholder’s shares on a quarterly basis. As a result, our stockholders will have limited opportunities to sell their shares.
Any repurchase offer allows our stockholders to sell their shares back to us at a price equal to the most recently disclosed NAV per share of our common stock immediately prior to the date of repurchase. Our Board has the right to suspend or terminate the share repurchase program to the extent that it determines that it is in our best interest to do so. Any share repurchase program will include numerous restrictions that limit our stockholders’ ability to sell their shares. We may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares. If our Board so determines, we will limit repurchases in each quarter to 2.5% of the weighted average number of shares of our common stock outstanding for any prior 12-month period. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis (subject to “odd-lot” priority), not on a first-come, first-served basis. Economic events affecting the U.S. economy, such as volatility in the financial markets, inflation, higher interest rates or global or national events that are beyond our control, could cause an increased number of shares to be put to us for repurchase. These limits may prevent us from accommodating all repurchase requests made in any year. Our Board may amend, suspend or terminate the share repurchase program upon 30 days’ notice. We will notify our stockholders of such developments: (i) in our quarterly reports or (ii) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, under the quarterly share repurchase program, if implemented, we will have discretion to not repurchase shares, to suspend the program, and to cease repurchases. Further, the program may have many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders, and, to the extent our stockholders are able to sell their shares under the share repurchase program, they may not be able to recover the amount of their investment in our shares.
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
On November 6, 2018, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board approved the application of a reduced 150% asset coverage ratio to us, and we became subject to the reduced asset coverage ratio as of November 6, 2019. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—Because we received the approval of our Board, we became subject to 150% asset coverage effective November 6, 2019.”
A stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.
Our stockholders will not have preemptive rights to any shares we issue in the future. Our Articles of Amendment and Restatement (“Charter”) authorizes us to issue up to 20 million shares of common stock. Pursuant to our Charter, a majority of our entire Board may amend our Charter to increase our authorized shares without stockholder approval. Our board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below NAV a stockholder’s percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, a stockholder may also experience dilution in the book value and fair value of its shares.
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
Delays in investing the net proceeds of the Offering may impair our performance. We cannot assure our stockholders that we will be able to continue to identify investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of the Offering on acceptable terms within the time period that we anticipate, or at all, which could harm our financial condition and operating results.

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
The NAV of our common stock may fluctuate and decrease significantly.
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
•changes, or perceived changes, in earnings or variations in operating results;
•changes in accounting guidelines governing the valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•departure of either of OFS Advisor or certain of their respective key personnel;
•general economic trends and other external factors; and/or
•loss of a major funding source.

Our Unsecured Note is effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future and will rank pari passu with, or equal to, all outstanding and future unsecured, unsubordinated indebtedness issued by us and our general liabilities.
Our Unsecured Note is not secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the Unsecured Note is effectively subordinated to any secured indebtedness we have outstanding (including the Banc of California Credit Facility) or that we may incur in the future (or any indebtedness that is initially unsecured and to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holder of the Unsecured Note.
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
When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated taxable (or tax-basis) earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s basis in our stock and, assuming that an investor holds our stock as a capital asset, thereafter as a capital gain. A return of capital is a return to stockholders of a portion of their original investment in us rather than income or capital gains.
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
We cannot assure the holders of our common stock that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities or convertible debt would likely cause the NAV of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the NAV of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in NAV to the holders of our common stock than if we were not leveraged through the issuance of preferred stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of: (i) failing to maintain the required asset coverage ratios which may be required by the preferred stock, debt securities, convertible debt or units; (ii) a downgrade in the ratings of the preferred stock, debt securities, convertible debt or units; or (iii) our current investment income not being sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. If we do not maintain our required asset coverage ratios, we may not be permitted to declare dividends. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt or any combination of these securities. Holders of preferred stock, debt securities or convertible debt may have different interests than holders of common stock and may, at times, have disproportionate influence over our affairs.
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
If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. shareholders will be treated as having received a dividend from us in the amount of such U.S. shareholders’ allocable share of the base management fee and incentive fees paid to OFS Advisor and some of our expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholders.
A “publicly offered regulated investment company” is a RIC whose shares are either: (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the 1933 Act; (ii) regularly traded on an established securities market; or (iii) held by at least 500 persons at all times during the taxable year. There can be no assurance that we will qualify as a publicly offered regulated investment company for any of our taxable years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. shareholder’s allocable share of the base management fee and incentive fees paid to OFS Advisor and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. Individuals are not allowed to take miscellaneous itemized deductions for the 2018 through 2025 tax years, such deductions are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.
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
We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, variations in the timing and recognition of any non-recurring fee or dividend income, distributions from portfolio companies, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
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
Our business faces increasing public scrutiny related to ESG activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investments in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.
We risk damage to our brand and reputation if we fail to act (or are perceived to not act) responsibly in a number of areas, such as diversity, equity and inclusion, environmental stewardship, corporate governance, support for local communities and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and our relationships with investors, all of which could adversely affect our business and results of operations. At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to any ESG activities will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies and legislation or issued related legal opinions. If investors subject to such legislation view any of our ESG activities as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively affect the price of our common stock.
Regulatory initiatives related to ESG, and the scope and timing of these initiatives, could also adversely affect our business. The SEC has proposed rules to require disclosure of certain ESG-related matters, which may be adopted in 2024. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our investments conduct business and adversely affect our profitability.
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
A cybersecurity incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies or third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Despite careful security and controls design, our information technology systems and the information technology systems of our portfolio companies and our third-party vendors, may be subject to security breaches and cyber-attacks, the result of which may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation damage to business relationships and damage to our competitiveness, stock price, and long-term stockholder value. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means.
As our, our portfolio companies’ and our third party vendors’ reliance on technology has increased, so have the risks posed to our information systems, both internally and those provided by OFS Services and third-party service providers, and the information systems of our portfolio companies. OFS Advisor has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity has become a top priority for regulators around the world, including the SEC, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. Cybersecurity risks require continuous and increasing attention and other resources from us to, among other actions, identify and quantify these risks and upgrade and expand our technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. If we fail to comply with relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage. Further, the increased use of mobile and cloud technologies due to the proliferation of remote work resulting from new flexible work arrangements have heightened our and our portfolio companies’ vulnerability to a cybersecurity risk or incident. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard systems could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct business operations. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above.
Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business.
We operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Many jurisdictions in which we or our portfolio companies may operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, and many of these laws and regulations can be inconsistent across jurisdictions and are subject to evolving and, at times, conflicting interpretations. Government officials and regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This scrutiny can result in new and shifting interpretations of existing laws, thereby further impacting our business. For example, the General Data Protection Regulation in the European Economic Area and the United Kingdom continues to be interpreted by European and UK courts in novel ways, leading to shifting requirements, country specific differences in application and uncertain enforcement priorities. More recently, new and emerging state laws in the United States on privacy, data and related technologies, such as the California Consumer Privacy Act and the California Privacy Rights Act, as well as industry self-regulatory codes and regulatory requirements, create new privacy and security compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. As a security example, pursuant to the SEC’s Rules on Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure, we are required to make certain disclosures related to material cybersecurity incidents and the reasonably likely impact of such an incident on Form 8-K and will be required to make certain other cybersecurity disclosures, including in this Annual Report on Form 10-K. Determining whether a cybersecurity incident is notifiable or reportable may not be straightforward and any such mandatory disclosures could be costly and lead to negative publicity, loss of customer confidence in the effectiveness of our security measures, diversion of management’s attention and governmental investigations. Non-compliance with any of the aforementioned laws, rules or regulations or other similar laws, rules and regulations, represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties.
We are subject to risks associated with artificial intelligence and machine learning technology.
Recent technological advances in artificial intelligence and machine learning technology (“Machine Learning Technology”) pose risks to us, OFS Advisor and any third parties that we engage with. We could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. We and OFS Advisor are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology and its applications continue to develop rapidly, and we cannot predict the risks that may arise from such developments.
Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent we are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could adversely impact us and our business.

We are subject to risks in using custodians, counterparties, administrators and other agents.
We depend on the services of custodians, counterparties, administrators and other agents to carry out certain transactions and other administrative services, including compliance with regulatory requirements in U.S. and non-U.S. jurisdictions. We are subject to risks of errors and mistakes made by these third parties, which may be attributed to us and subject us or our stockholders to reputational damage, penalties or losses. We depend on third parties to provide primary and backup communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. The terms of the contracts with third-party service providers are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight. Accordingly, we may be unsuccessful in seeking reimbursement or indemnification from these third-party service providers. In addition, we rely on a select number of third-party service providers and replacement of any one of our service providers could be difficult and result in disruption and expense.
Increased geopolitical unrest, terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.
Terrorist activity and the continued threat of terrorism and acts of civil or international hostility, acts of war, global health emergencies or natural disasters as well as government responses to these types of threats, may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, acts of war, global health emergencies or natural disasters could further affect the domestic and global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.
Further downgrades of the U.S. credit rating, impending automatic spending cuts or a government shutdown could negatively impact our liquidity, financial condition and earnings.
U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have previously lowered, or threatened to lower, the long-term sovereign credit rating on the United States.
The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time and may lead to additional U.S. federal government shutdowns. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 1C.    Cybersecurity
Our Cybersecurity Risk Management Approach
OFS Advisor utilizes the IT department (“IT Department”) of CIM Group, LLC (“CIM Group”), an affiliate, as its IT administrator. The IT Department is responsible for the design and implementation of OFS Advisor’s IT environment and controls, including policies and procedures to identify, assess and manage material risks from cybersecurity threats, which are integrated into OFS Advisor’s internal controls and IT systems.
In collaboration with the IT Department, OFS Advisor's cybersecurity strategy prioritizes detection, analysis and response to known, anticipated or unexpected threats, effective management of security risks and resiliency against incidents. The IT Department's cybersecurity risk management policies and procedures include, among other things: enterprise-wide hardware and software management and security controls; employee training; security assessments; penetration testing; security audits and ongoing risk assessments; due diligence on, and monitoring and oversight of, key third-party providers; vulnerability management; and management oversight to assess, identify and manage material risks from cybersecurity threats. The IT Department’s controls leverage the National Institute of Standards and Technology Cyber Security Framework. The IT Department also utilizes industry and government associations, the results from regular internal and third-party audits and other similar resources to inform its cybersecurity processes and to allocate resources, including resources allocated to OFS Advisor.
In addition, OFS Advisor’s employees receive mandatory training on cybersecurity matters at such employee’s new hire and annually thereafter, periodic training and information updates that address new cybersecurity threats and trends, and quarterly “phishing” and social engineering testing to evaluate the effectiveness of the cybersecurity training program and raise employee awareness of cybersecurity threats.
In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.
While we do not believe that our business strategy, result of operations or financial condition have been materially adversely affected by any cybersecurity incidents, for further discussion of cybersecurity risks, see “Item 1A. Risk Factors—Risk Related to Our Securities and an Investment in our Common Stock—Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.”
Management Oversight of Cybersecurity Risk Management
Management’s role in assessing and managing material cybersecurity risks includes various management positions, committees and subcommittees responsible for assessing such risks. The IT Department’s internal processes require escalation of material cybersecurity risks to its management and its Cybersecurity Committee (the “Committee”) for evaluation and, where appropriate, for escalation to the Board. The Committee consists of CIM Group’s Chief Technology Officer (the “CTO”), CIM Group’s Chief Compliance Officer (the “CCO”), and OFS Advisor’s General Counsel (the “GC”), who has received a CERT Certificate in Cyber Oversight through the Cyber Oversight Program of the National Association of Corporate Directors, as well as representatives from CIM Group’s operations, compliance and accounting departments. The Committee is also responsible for implementing our cybersecurity strategy and overseeing and managing our cybersecurity risk.
In addition to the Committee’s responsibilities, OFS Advisor has established a Cybersecurity Subcomittee (the “Subcommittee”). The Subcommittee consists of the CCO, the CTO, the GC, and the chief financial officer of each of OFS Advisor’s public clients, including our Chief Financial Officer. The Subcommittee is responsible for overseeing our cybersecurity-related public disclosure obligations and ensuring our management and the Board is informed of material cybersecurity incidents affecting us and OFS Advisor. The Committee is chaired by CIM Group’s CTO, and the Subcommittee is co-chaired by CIM Group’s CTO and the CCO.
The Committee and Subcommittee each conduct both regular quarterly and as-needed meetings throughout the year during which members of the IT Department provide updates and report on meaningful cybersecurity risks, threats, incidents and vulnerabilities in accordance with the Committee’s and the Subcommittee’s respective reporting frameworks, as well as related priorities, mitigation and remediation activities, financial and employee resource levels, regulatory compliance, technology trends and third-party provider risks. To help inform this reporting framework, the IT Department and OFS Advisor maintain incident response plans and other policies and procedures designed to respond to, mitigate and remediate cybersecurity incidents based on the potential impact to our business, IT systems, network or data, including data held by third parties, or to the IT or other critical services provided by third-party vendors and service providers.
The IT Department’s management responsible for developing and executing both OFS Advisor’s and our cybersecurity policies, and is comprised of individuals with either formal education and degrees in IT or cybersecurity, or with experience working in IT and cybersecurity, including relevant industry experience in security related industries.
We believe that the processes, policies and procedures established by the Committee and the Subcommittee provide guidance for consistent and effective incident handling and response and set standards for internal notifications and escalations, as well as external notification considerations with respect to a cybersecurity event or incident requiring disclosure or notification in accordance with applicable laws.
Board of Directors Oversight of Cybersecurity Risk Management
Our Board has ultimate oversight of cybersecurity risks as part of our enterprise risk management program, including oversight of the processes implemented by OFS Advisor and the IT Department to identify, assess, manage and mitigate cybersecurity risks. The Board receives quarterly updates from senior management of OFS Advisor and the IT Department with respect to the effectiveness of the cyber readiness and cybersecurity program that the IT Department administers on our behalf. This oversight includes briefing and a report by the CTO or CIM Group’s Head of Operations, as well as a discussion of any cybersecurity breaches detected by the IT Department and a summary of, among other things, the current cybersecurity threat landscape, defensibility measures implemented by the IT Department, the health of our information security system, effectiveness of our cybersecurity controls and recoverability and business continuity testing.
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
Item 3.     Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2023. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
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
Stockholders
As of March 13, 2024, there were 427 holders of record of our stock.
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
The following table summarizes the common stock repurchases by us for the years ended December 31, 2023, 2022 and 2021. All common stock repurchases occurred in the final month of each quarterly period presented below.

	Number of Shares	Amount
January 1, 2021 through April 5, 2021(1)	55,377	$708,272
April 6, 2021 through June 30, 2021	55,016	700,354
July 1, 2021 through September 30, 2021	54,557	702,694
October 1, 2021 through December 31, 2021	53,941	696,391
January 1, 2022 through March 31, 2022	53,204	687,396
April 1, 2022 through June 30, 2022	52,161	646,796
July 1, 2022 through September 30, 2022	51,190	612,744
October 1, 2022 through December 31, 2022	50,611	574,941
January 1, 2023 through March 31, 2023	50,225	564,529
April 1, 2023 through June 30, 2023	50,083	535,888
July 1, 2023 through September 30, 2023	49,926	542,188
October 1, 2023 through December 31, 2023	49,479	525,963
(1)    Our February 19, 2021 tender offer, that was originally scheduled to expire on March 26, 2021, was amended to extend the offer period to April 5, 2021.
All repurchased shares were retired upon acquisition.
Sales of Unregistered Securities
During the year ended December 31, 2023, we issued and sold 57,618 shares of our common stock for gross proceeds of $710,000, or a weighted average price of $12.32 per share.
The offer and sale of the Company’s Common Stock in the private placement was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of, and Rule 506 of Regulation D under, the Securities Act. During the year ended December 31, 2023, we paid $48,000 in commissions in connection with the sale of the shares, equal to 6.8% of gross proceeds.
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

Distributions
We generally intend to distribute, out of assets legally available for distribution, an amount not less than 90% of our quarterly taxable income or potential annual income for a particular year, on a monthly basis, as determined by our Board in its discretion. In addition, during the year, we may pay a special dividend, such that we may make additional, non-recurring, distributions of accumulated taxable income, while maintaining the option to spill over our excess taxable income to a following year. See “Item 1. Business—Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”
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
•our plans to focus on providing first lien senior secured loans to larger borrowers and the impact of these plans on our risk profile, including our belief that the seniority of such loans in a borrower’s capital structure may provide greater downside protection against adverse economic changes, including those caused by the impacts of elevated interest and inflation rates, the ongoing war between Russia and Ukraine, the escalated armed conflict in the Middle East, instability in the U.S. and international banking systems, the risk of recession or a shutdown of U.S. government services and related market volatility on our business, our portfolio companies, our industry and the global economy;
•the percentage of investments that bear interest on a floating rate or fixed rate basis;
•the holding period of our investments;
•the impact of alternative reference rates on our business, including a reduction in the value of certain of our investments;
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

•the impact of current political, economic and industry conditions, including changes in the interest rate environment, inflation, significant market volatility, supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, resource shortages and other conditions affecting the financial and capital markets, which, in turn, impacts our business prospects and the prospects of our portfolio companies;
•the impact of the ongoing war between Russia and Ukraine, the escalated armed conflict in the Middle East and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•uncertain valuations of our portfolio investments;
•the belief that we have sufficient levels of liquidity to support our existing portfolio companies;
•the effect of laws or regulations, including accounting pronouncements and rule issuances, on our business;
•the ability to continue generating strong risk-adjusted net returns by assembling a diversified portfolio of investments across a broad range of industries;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, cybersecurity attacks and the increasing use of artificial intelligence and machine learning technology;
•the need and availability of additional capital on favorable terms to finance growth given our expectation to distribute substantially all of our net ordinary income and net realized capital gains to our stockholders;
•the impact of our ESG activities; and
•the ability to secure financial maintenance covenants in the loans in which we invest.
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

Overview
Key performance metrics per common share are presented below:

	December 31, 2023	December 31, 2022
Net asset value	$10.49	$11.13

	Year Ended December 31,
	2023	2022	2021
Net investment income	$1.14	$0.76	$1.06
Net increase (decrease) in net assets resulting from operations	0.36	(0.86)	1.40
Distributions paid	1.02	1.02	1.02
Our NAV per common share decreased to $10.49 at December 31, 2023 from $11.13 at December 31, 2022, primarily due to net losses on our investment portfolio of $1,513,948, or $0.78 per common share.
For the year ended December 31, 2023, we recognized net realized and unrealized losses of $442,719 on our loan portfolio and net unrealized depreciation of $1,180,222 on our Structured Finance Securities. Net unrealized depreciation on our Structured Finance Securities was primarily due to credit deterioration in the underlying CLO portfolios. As of December 31, 2023, we had loans on non-accrual status, with a fair value of $36,810, or less than one percent of our total loan portfolio at fair value, compared to non-accrual loans with an aggregate fair value of $58,092, or less than one percent of our total loan portfolio at fair value as of December 31, 2022.
For the year ended December 31, 2023, total investment income increased by $1,980,116 to $7,550,577, primarily due to elevated interest rates as our loan portfolio predominately consisted of floating rate loans throughout the year. For the year ended December 31, 2023, the weighted-average performing income yield on interest-bearing investments increased to 14.7%, compared to 11.2% during the year ended December 31, 2022.
During the year ended December 31, 2023, our daily-average debt balance increased to $28,620,959 from $23,035,384 during the prior year. For the year ended December 31, 2023, our weighted-average debt interest cost increased to 7.5% from 6.4% during the prior year. The increase in our debt interest costs was primarily due to an increase in the cost of debt on our Banc of California Facility resulting from Prime Rate increases.
For the year ended December 31, 2023, total expense limitations decreased to $375,818, compared to $517,877 during the prior year. For the year ended December 31, 2023, our net expense support under the Second Amended Expense Support Agreement was $0, compared to required expense support of $144,314 in the prior year, as a result of an increase in estimated distributable taxable income. For the year ended December 31, 2023, expense support under the Investment Advisory and Management Agreement was $375,818, compared to $373,563 in the prior year, as a result of lower share sales.
At December 31, 2023, our asset coverage ratio of 185% exceeded the minimum asset coverage requirements of 150% under the 1940 Act, and we remained in compliance with all applicable covenants under our outstanding debt facilities. As of December 31, 2023, we had an unused commitment of $12,335,000 under our Banc of California Credit Facility, of which $10,018,411 was available based on the stated advance rate of 50% under the borrowing base. We continue to believe that we have sufficient levels of liquidity to support our commitments to existing portfolio companies and selectively deploy capital in new investment opportunities. As of December 31, 2023, we had unfunded commitments of $1,472,576 to fund various undrawn revolvers and other investments.
On January 27, 2024, our Board declared a distribution of $0.0846 per common share, which represents an 8.6% annualized distribution yield based on our common stock offering price of $11.80 as of January 30, 2024, which was paid on February 5, 2024, to stockholders of record on January 29, 2024.
On February 22, 2024, we commenced a tender offer pursuant to which we are offering to purchase up to 48,616 shares of our issued and outstanding common stock at a price equal to our net asset value per share on March 28, 2024.
On February 27, 2024, our Board declared a distribution of $0.0846 per common share, which represents an 8.6% annualized distribution yield based on our common stock offering price of $11.80 as of February 28, 2024, which was paid on March 5, 2024 to stockholders of record on February 27, 2024.
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
Our critical accounting policies and estimates are those relating to revenue recognition, expense limitation agreements and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board. For a description of our revenue recognition and fair value policies, see “Item 8—Financial Statements and Supplementary Data—Note 2 Summary of Significant Accounting Policies” of this report.
Revenue recognition
Interest Income: Our recognition of interest income from our loan and CLO debt investments is recognized on an accrual basis based upon the outstanding principal amount and contractual interest terms of the debt investment. Net Loan Fees are amortized or accreted into interest income over the life, or estimated life in the case of CLO debt securities, of the respective debt investment. Upon the prepayment of a debt investment, we accelerate the remaining Net Loan Fees into interest income.
PIK Income. Our recognition of PIK interest and dividends includes ongoing assessment of collectibility. We discontinue accrual of PIK income when there is reasonable doubt that the income will ultimately be collected. This includes assessments of the fair value of the investment relative to par or cost and other judgments of management. PIK income is included in our ICTI and, therefore, affects the amount we are required to pay to our stockholders in the form of distributions in order to maintain our tax treatment as a RIC, even though we may have not yet collected the cash.
CLO Subordinated Notes and Loan Accumulation Facilities. Interest income on our CLO subordinated note securities is recognized in accordance with ASC Subtopic 325-40, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”), which contemplates estimating an effective yield to expected redemption utilizing estimated future cash flows from the investment. The estimated cash flows of the underlying portfolio and to our security are developed utilizing a number of assumptions, including, among others, estimates of default rates, prepayment rates, redemption timing, reinvestment prices, and liquidation-redemption price. These assumptions, and correspondingly the estimated cash flows and accretable yields, are reviewed and updated at each payment date, generally quarterly.
The valuation of our Structured Finance Securities makes use of similar assumptions, plus a discount rate assumption, to develop estimated cash flows that are discounted to estimated net present value.
Interest income from our investments in Loan Accumulation Facilities is recognized on an accrual basis based on an estimated yield. Income notes associated with our Loan Accumulation Facility investments generally pay returns equal to the actual income earned on facility assets less costs of senior financing and manager costs. We periodically evaluate the realizability of such amounts and, if necessary, subsequently adjust the estimated yield.
Non-accrual Loans: We review, for placement on non-accrual status, all loans that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid interest is reversed. Interest income and Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to amortized cost depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in management’s judgment, the investments are estimated to be probable of collectible as to all principal and interest.
Acquisition Cost of Investments: Our direct lending activities may involve the acquisition of multiple financial instruments or rights either in an initial transaction, or in subsequent or “follow-on” transactions, including amendments to existing securities. These financial instruments can include loans, preferred and common stock, warrants, or membership interests in limited liability companies. Acquired rights can include fixed or variable fees that can be either guaranteed or contingent upon operating performance of the underlying portfolio companies. Moreover, these fees may be payable in cash or additional securities. The revenue recognized on these instruments is a function of the fee or other consideration allocated to them, including amounts allocated to loan syndication fees at the time of acquisition.
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
Expense Limitation Agreements
We benefit from two expense limitation agreements with OFS Advisor: portions of the Investment Advisory Agreement, which limits our liability to reimburse OFS Advisor for organization and offering expenses it incurs on our behalf, and the Second Amended Expense Support Agreement. See “Item 8—Financial Statements and Supplementary Data—Note 3. Related Party Transactions.”
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
Fair value estimates
As of December 31, 2023, total investments of $42,476,072, representing approximately 97% of our total assets, were carried on the consolidated statement of assets and liabilities at fair value. As discussed more fully in “Item 8—Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies.” GAAP requires us to categorize fair value measurements according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). All of our investments carried at fair value are classified as Level 2 and Level 3, with a significant portion of our investments classified as Level 3. We typically do not hold equity securities or other instruments that are actively traded on an exchange.
On September 7, 2022, pursuant to Rule 2a-5, our Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to our investments for which market quotations are not readily available, and, as prescribed in Rule 2a-5, the Board maintains oversight of OFS Advisor in its capacity as valuation designee.
As described in “Item 8—Financial Statements and Supplementary Data— Note 5 Fair Value of Financial Instruments,” under the oversight of the Board, we follow a process to determine these unobservable inputs used in the fair value estimates of our investments. The most significant unobservable inputs in the Level 3 fair value measurements are the discount rates (discounted cash flows approach) and EBITDA or revenue multiples (market approach). Investments classified as Level 2 are measured on the basis of Indicative Prices provided by pricing services.
Our discounted cash flow valuations involve a determination of discount rate commensurate with the risk inherent in each investment. OFS Advisor, with the assistance of independent third-party valuation firms, uses two primary methods to estimate discount rates on Portfolio Company Investments, as applicable: a method based upon a hypothetical recapitalization of the entity given its current operating performance and current market conditions; and a synthetic debt rating method, which assigns a surrogate debt rating to the entity based on known industry standards for assigning such ratings and then estimates the discount rate based on observed market yields for actual rated debt. OFS Advisor may also use a relative value method to estimate yields, which involves estimating the discount rate of non-traded subject debt investments based on an expected or assumed relationship between Indicative Prices on traded debt and the subject debt for a portfolio company. All methods for estimating the discount rate generally involve calibration of unobservable inputs utilized in estimating the discount rate on the subject investment to its internal rate of return at close or purchase date. These methods generally produce a range of discount rates, and we generally select the midpoint of the range for use in fair value measures, subject to considerations of any prepayment fees associated with the debt.
Our market approach valuations, generally applied to equity investments and investments in impaired debt, involve a determination of an enterprise value multiple to a financial performance metric of the portfolio company, generally trailing historical EBITDA or revenue. These determinations are based on identification of a comparable set of publicly traded companies and determination of a public-to-private liquidity adjustment factor, generally through calibration to transaction prices in the subject investment instrument. We may also utilize other portfolio company earnings metrics to determine enterprise value, such as forecast EBITDA or revenue, or a weighting of multiple factors. At times, we may also use a discounted cash flow technique in valuing our equity securities. These methods generally produce a range of multiplier values and we generally select the midpoint of the range for fair value measures.

The following table illustrates the impact of our fair value measures if we selected the low or high end of the range for all investments at December 31, 2023:

	Fair Value at December 31, 2023	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
First lien	$23,501,556	$23,349,293	$23,654,072
Second lien	11,486,832	11,194,982	11,778,730

Structured Finance Securities:
Subordinated notes and other related investments	6,129,390	5,866,243	6,392,535
Mezzanine debt	967,151	945,726	988,576

Equity investments:
Preferred equity	34,410	33,720	35,100
Common equity and warrants	356,733	296,532	415,483
	$42,476,072	$41,686,496	$43,264,496
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•The Investment Advisory Agreement with OFS Advisor to manage our operating and investment activities. Under the Investment Advisory Agreement we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. See “Item 1—Business—Management and Other Agreements” and “Item 8—Financial Statements—Note 3. Related Party Transactions.”
•From August 3, 2020 through February 2, 2022, the Sub-Advisory Agreement with CIM Capital, an affiliate of OFS Advisor, to assist OFS Advisor with the management of our activities and operations. See “Item 1—Business—Management and Other Agreements” and “Item 8—Financial Statements—Note 3. Related Party Transactions.”
•The Second Amended Dealer Manager Agreement with CCO Capital, LLC, an affiliate of OFS Advisor and CIM Capital, to provide sales, promotional and marketing services to us in connection with the Offering. See “Item 1—Business—Management and Other Agreements” and “Item 8—Financial Statements—Note 3. Related Party Transactions.”
•The Administration Agreement with OFS Capital Services, LLC, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See “Item 1—Business—Management and Other Agreements” and “Item 8—Financial Statements—Note 3. Related Party Transactions.”
•Expense Limitation Agreements: OFS Advisor limits our incurred expenses under the: (1) Investment Advisory Agreement which contains provisions limiting organization and offering costs and Contractual Issuer Expenses; and (2) Second Amended Expense Support Agreement, which limits all other operating expenses. From August 3, 2020 through February 1, 2022, CIM Capital limited our incurred expenses under the: (i) Sub-Advisory Agreement, which contained provisions limiting organization and offering costs and Contractual Issuer Expenses; and (ii) Amended Expense Support Agreement, which limited all other operating expenses. All agreements contain conditions under which we may become obligated to reimburse OFS Advisor or CIM Capital, as applicable, for expense limitations provided thereunder. See “Item 1—Business—Management and Other Agreements” and “Item 8—Financial Statements—Note 3. Related Party Transactions.”
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other funds advised or sub-advised by OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to other funds, including OFS Capital, a publicly-traded BDC with an investment strategy similar to the Company, as well as OCCI. OFS Advisor provides advisory and sub-advisory services to various funds, including: (i) CMFT Securities Investments, LLC, a wholly owned subsidiary of CIM Real Estate Finance Trust, Inc., a corporation that qualifies as a real estate investment trust; and (ii) CIM Real Assets & Credit Fund, an externally managed registered investment company that operates as an interval fund that invests primarily in a combination of real estate, credit and related investments.

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
Conflicts may arise when an account managed by OFS Advisor makes an investment in conjunction with an investment being made by an Affiliated Account, or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Potential conflicts arise when addressing, among other things, questions as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced. See “Item 1. Business—Conflicts of Interest” and “Item 1A. Risk Factors—Risks Related to OFS Advisor and its Affiliates—We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients.”
Portfolio Composition and Investment Activity
Our investment strategy focuses primarily on middle-market companies in the United States, including senior secured loans, which includes first lien, second lien and unitranche loans, as well as subordinated loans and, to a lesser extent, preferred, common, and other equity securities. Such middle-market company investments are more likely to be considered lower grade investments, which are either rated below investment grade by one or more nationally-recognized statistical rating agencies at the time of investment, or may be unrated but determined by OFS Advisor to be of comparable quality. We also make investments in other investment companies including Structured Finance Securities.
Portfolio Composition
As of December 31, 2023, the fair value of our debt investment portfolio totaled $34,988,388 in 28 portfolio companies, of which 67% and 33% were first lien and second lien loans, respectively. We also held equity investments in five portfolio companies with a fair value of $391,143 and six investments in Structured Finance Securities with a fair value of $7,096,541.
The following table presents our investment portfolio by each wholly owned legal entity within the consolidated group as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Hancock Park Corporate Income, Inc. (Parent)	$46,380,473	$42,223,070	$55,100,580	$52,038,268
HPCI-MB	115,154	253,002	204,071	232,264
Total investments	$46,495,627	$42,476,072	$55,304,651	$52,270,532

The following table summarizes the composition of our investment portfolio as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt investments(1)	$23,812,835	$23,501,556	$27,574,389	$27,066,284
Second lien debt investments	12,881,769	11,486,832	16,692,029	15,876,966
Subordinated debt investments	—	—	484,730	58,092
Preferred equity investments	34,464	34,410	—	—
Common equity and warrant investments	340,671	356,733	479,588	344,400
Total debt and equity investments	37,069,739	35,379,531	45,230,736	43,345,742
Structured Finance Securities	9,425,888	7,096,541	10,073,915	8,924,790
Total investments	$46,495,627	$42,476,072	$55,304,651	$52,270,532
Total number of portfolio companies	37	37	42	42
(1) Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position), as of December 31, 2023, with an amortized cost and fair value of $17,483,339 and $17,384,403, respectively. As of December 31, 2022, the amortized cost and fair value of unitranche investments was $14,509,385 and $14,235,273, respectively.
As of December 31, 2023, approximately 100% and 82% of our loan portfolio and total portfolio, respectively, consisted of first lien and second lien loans, based on fair value. We believe the seniority of our debt investments in the borrowers’ capital structures may provide greater downside protection against adverse economic changes, including those caused by the impacts of the ongoing war between Russia and Ukraine, the escalated armed conflict in the Middle East, elevated interest and inflation rates, instability in the U.S. and international banking systems, the risk of recession or a shutdown of U.S. government services and related market volatility.
As of December 31, 2023, our investment portfolio’s three largest industries by fair value, were: (1) Wholesale Trade (19.9%); (2) Health Care and Social Assistance (14.9%); and (3) Retail Trade (10.3%), totaling approximately 45.1% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Item 8—Financial Statements—Note 4. Investments.”
Structured Finance Securities. The following table summarizes our Structured Finance Securities as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes and other related investments	$8,464,594	$6,129,390	$8,350,929	$7,313,508
Mezzanine debt	961,294	967,151	1,722,986	1,611,281
Total Structured Finance Securities	$9,425,888	$7,096,541	$10,073,915	$8,924,790
Number of Structured Finance Securities	6	6	8	8
As of December 31, 2023, we had zero non-performing Structured Finance Securities. Non-performing Structured Finance Securities are securities that have not been optionally redeemed and have an effective yield of 0.0%, as remaining residual distributions are anticipated to be recognized as a return of capital.
As of December 31, 2023, approximately 10.7% and 23.5% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.

The following table presents our ten largest investments by portfolio company based on fair value as of December 31, 2023:

Portfolio Company	Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value
All Star Auto Lights, Inc.	Debt	$5,143,925	$5,174,237	12.2%
Apex Credit CLO 2020	Structured Finance Security	3,357,087	2,316,143	5.5
Convergint Technologies	Debt	2,031,402	2,047,222	4.8
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets)	Debt	1,880,395	1,975,000	4.6
Honor HN Buyer Inc.	Debt	1,719,203	1,742,025	4.1
BayMark Health Services, Inc.	Debt	1,667,292	1,683,415	4.0
STS Operating, Inc.	Debt	1,593,208	1,593,220	3.8
Atlantis Holdings, LLC	Debt	1,514,045	1,524,789	3.6
TruGreen Limited Partnership	Debt	1,530,562	1,428,984	3.4
Clevertech Bidco, LLC	Debt	1,327,208	1,327,208	3.1
Total		$21,764,327	$20,812,243	49.0%
Portfolio Yields: The following table presents weighted-average yield metrics for our portfolio:

	Year Ended December 31,
	2023	2022
Weighted-average performing income yield(1):
Debt investments	14.0%	10.1%
Structured Finance Securities	17.3	15.3
Interest-bearing investments	14.7%	11.2%

Weighted-average realized yield:
Interest-bearing investments(2)	14.5%	11.1%
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
For the year ended December 31, 2023, the increase in our weighted-average realized yields was primarily due to elevated interest rates as our loan portfolio predominantly consisted of floating rate loans throughout the year.
The weighted average yield of our investments is not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

Investment Activity
The following is a summary of our investment activity for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Investments in debt and equity securities	$4,801,354	$18,600,454
Investments in Structured Finance Securities	—	2,434,117
Total investment purchases and originations	$4,801,354	$21,034,571

Proceeds from principal payments on portfolio investments	$9,243,487	$9,417,057
Proceeds from sales or redemptions of portfolio investments	4,413,511	100,849
Distributions received from portfolio investments	1,539,438	1,116,275
Total proceeds from principal payments, sales or redemptions, and distributions received from portfolio investments	$15,196,436	$10,634,181
Our level of investment activity may vary substantially from period-to-period depending on various factors, including, but not limited to, the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, our liquidity and access to capital, the general economic environment and the competitive environment for the types of investments we make.
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring.” The following table shows the classification of our debt investments portfolio by risk category as of December 31, 2023 and 2022:

	Debt Investments as of December 31,
	2023			2022
Risk Category	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value
1 (Low Risk)	$—	$—	—%	$—	$—	—%
2 (Below Average Risk)	—	—	—	—	—	—
3 (Average)	33,633,578	33,050,840	94.5	43,373,046	42,194,453	98.1
4 (Special Mention)	2,195,743	1,900,738	5.4	1,378,102	806,890	1.9
5 (Substandard)	—	—	—	—	—	—
6 (Doubtful)	865,283	36,810	0.1	—	—	—
7 (Loss)	—	—	—	—	—	—
	$36,694,604	$34,988,388	100.0%	$44,751,148	$43,001,343	100.0%
Non-Accrual Loans
As of December 31, 2023
The following table shows the classification of our debt investments on non-accrual status:

	December 31, 2023
	Amortized Cost	Fair Value
First lien debt	$—	$—
Second lien debt	865,283	36,810
Subordinated debt	—	—
Total	$865,283	$36,810

As of December 31, 2022
The following table shows the classification of our debt investments on non-accrual status:

	December 31, 2022
	Amortized Cost	Fair Value
First lien debt	$—	$—
Second lien debt	—	—
Subordinated debt	484,730	58,092
Total	$484,730	$58,092
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
Net Gain (Loss) on Investments: Net gain (loss) on investments consists of the sum of: (a) realized gains and losses from the sale, redemption or write-off of portfolio investments, net of taxes; and (b) net unrealized appreciation or depreciation on portfolio investments, net of deferred taxes. In the period in which a realized gain or loss is recognized, such gain or loss will be offset by the reversal of previously recognized unrealized appreciation or depreciation, and the net gain (loss) recognized in that period will generally be smaller. The net unrealized appreciation or depreciation on debt securities is also reversed when those investments are redeemed or paid off prior to maturity.
Net Asset Value: NAV is a key performance metric related to our investment objective to provide our stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments. NAV per share is increased (decreased) by our net increase (decrease) in net assets resulting from operations, decreased by distributions paid to common stockholders, and increased (decreased) by any capital share transactions depending on if the price transacted is accretive or dilutive to NAV, as applicable. As a result, annual comparisons of net increase (decrease) in net assets resulting from operations may not be meaningful.
Portfolio Yield: Portfolio yield is a key financial metric of our investment portfolio in order to achieve our investment objective of providing current income to stockholders. Portfolio yield is a gross figure and does not contemplate changes in our costs, including on our debt and other expenses. See “Portfolio Composition and Investment Activity—Portfolio Yields” for additional information.
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

Comparison of the years ended December 31, 2023, 2022 and 2021
Operating results for the years ended December 31, 2023, 2022, and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
Total investment income	$7,550,577	$5,570,461	$5,054,613
Total operating expenses	5,717,069	4,562,425	4,058,211
Expense limitations under agreements with advisers	(375,818)	(517,877)	(1,250,633)
Net operating expenses	5,341,251	4,044,548	2,807,578
Net investment income	2,209,326	1,525,913	2,247,035
Net unrealized appreciation (depreciation), net of deferred taxes	(1,026,368)	(3,219,174)	1,205,254
Net realized losses, net of taxes	(487,580)	(27,065)	(477,166)
Net increase (decrease) in net assets resulting from operations	$695,378	$(1,720,326)	$2,975,123
Discussion of the years ended December 31, 2023, 2022, and 2021
Investment Income
Investment income for the years ended December 31, 2023, 2022, and 2021 is as follows:

	Year Ended December 31,
	2023	2022	2021
Interest income	$7,504,588	$5,492,610	$4,694,065
Dividend income	6,442	—	—
Fee income	39,547	77,851	360,548
Total investment income	$7,550,577	$5,570,461	$5,054,613
Total interest income increased $2,011,978 during the year ended December 31, 2023 compared to the prior year, primarily due to an increase in cash interest income of $1,552,123. The increase in cash interest income was primarily due to elevated reference interest rates as our loan portfolio predominantly consisted of floating rate loans throughout the year.
During the years ended December 31, 2023, 2022 and 2021, total PIK income was $171,677, $25,353 and $62,437, respectively. During the year ended December 31, 2023, total PIK interest income increased $146,324 compared to the prior year, primarily due to the mid-year conversion of a loan to all PIK interest. During the year ended December 31, 2023, total PIK income represented 2.3% of total investment income.
Fee income is primarily comprised of unused loan commitment fees, prepayment fees and syndication fees generally resulting from periodic transactions rather than from holding portfolio investments and are considered non-recurring. During the year ended December 31, 2023, fee income decreased $38,304 compared to the prior year, primarily due to a reduction in syndication fees. We may receive syndication fees on investments where OFS Advisor sources, structures and arranges the lending group, resulting in incremental economics relative to the other loan participants.

Gross Expenses
Our gross expenses are limited under the Advisory Agreements and the ESAs; see “—Expense Limitations.” Investment expenses shown with respect to each governing expense limitation agreement:

	Year Ended December 31,
	2023	2022	2021
Expenses subject to limitation under the Advisory Agreements:
Amortization of deferred offering costs	$20,055	$46,238	$91,888
Contractual Issuer Expenses	366,413	360,324	313
Total expenses subject to limitation under the Advisory Agreements:	386,468	406,562	92,201
Expenses subject to limitation under the ESAs:
Interest expense	2,144,934	1,463,456	1,209,914
Base management fees	619,862	619,633	562,903
Incentive fees	552,332	125,018	339,609
Administration fees	818,502	939,870	750,568
Professional fees	730,348	628,012	800,939
Other expenses	464,018	372,591	301,846
Total expenses subject to limitation under the ESAs	5,329,996	4,148,580	3,965,779
HPCI-MB operating expenses	605	7,283	231
Total operating expenses	$5,717,069	$4,562,425	$4,058,211
Expenses Limited under the Advisory Agreements
Offering expenses. The Advisors incurred offering costs of $29,572, $15,500 and $57,275 during the years ended December 31, 2023, 2022 and 2021, respectively. All offering costs are deferred and amortized over a twelve month period from the date incurred. Offering costs in these periods consist of professional fees of attorneys and other fees related to the preparation of our private placement memorandum and our dealer-manager agreement, due diligence activities, and development of marketing plans and materials for our common stock.
Contractual Issuer Expenses. The Advisors incurred Contractual Issuer Expenses of $366,413, $360,324 and $313 for the years ended December 31, 2023, 2022 and 2021, respectively, related to salaries and direct expenses of personnel of the Advisors and their affiliates directly involved in the Offering. For the year ended December 31, 2023, Contractual Issuer Expenses remained stable compared to the prior year. For the year ended December 31, 2022, the increase in Contractual Issuer Expenses was due to the direct involvement of additional OFS Advisor’s employees and employees of their affiliates in the Offering process after the termination of the Sub-Advisory Agreement.
Expenses Limited under the ESAs
Interest expense. We incurred interest expense of $2,144,934, $1,463,456 and $1,209,914 for the years ended December 31, 2023, 2022 and 2021, respectively. During the year ended December 31, 2023, the increase in interest expense compared to the prior year was primarily related to an increase in the daily-average outstanding debt to $28,620,959 from $23,035,384. The increase in interest expense was also due to the increase in the effective interest rate on the Banc of California Credit Facility to 9.2% during the year ended December 31, 2023, from 7.0% during the year ended December 31, 2022.
Base management fees. Base management fees were $619,862, $619,633 and $562,903 for the years ended December 31, 2023, 2022 and 2021, respectively. Base management fees remained stable, in each case, compared to the prior year.
Incentive fees. Incentive fees were $552,332, $125,018 and $339,609 for the years ended December 31, 2023, 2022 and 2021, respectively. The increase in incentive fees during the year ended December 31, 2023 was due to an increase in net investment income. For the years ended December 31, 2023, 2022 and 2021, incentive fees were comprised of Income Incentive Fees.
Administrative fees. Administrative fees were $818,502, $939,870 and $750,568 for the years ended December 31, 2023, 2022 and 2021, respectively, primarily related to accounting and record-keeping services, preparation and filing of required periodic reports with the SEC, legal and investor relation services. During the year ended December 31, 2023, the decrease in administrative fees was primarily due a reduction in legal and accounting services provided to us under the Administration Agreement.
Professional fees. We incurred professional fees of $730,348, $628,012 and $800,939 for the years ended December 31, 2023, 2022 and 2021, respectively, primarily comprised of professional fees of our attorneys, independent registered public accounting firm and a third-party valuation service provider. During the year ended December 31, 2023, the increase in professional fees was primarily due to an increase in audit fees.
Other expenses. We incurred other expenses of $464,623, $368,181 and $302,077 for the years ended December 31, 2023, 2022 and 2021, respectively. The increase during the year ended December 31, 2023 primarily related to an increase in transfer agent costs.
Expense Limitations
Expense Limitations under Advisory Agreements. We reimbursed the Advisors $10,650, $33,000 and $12,675 for offering costs and Contractual Issuer Expenses during the years ended December 31, 2023, 2022 and 2021, respectively.
We are conditionally obligated to pay OFS Advisor up to 1.5% of the gross proceeds raised in the Offering until all reimbursable organization and offering costs and Contractual Issuer Expenses paid by the Advisors and their affiliates have been recovered. As of December 31, 2023, unreimbursed and unexpired offering costs and Contractual Issuer Expenses were $829,397.
The determination of expense limitations under the Advisory Agreements are presented below:

	Year ended December 31,
	2023	2022	2021
Total Expenses limited under the Advisory Agreements	$386,468	$406,562	$92,201
Offering costs and Contractual Issuer Expenses reimbursed	(10,650)	(33,000)	(12,675)
Offering costs and Contractual Issuer Expenses limitations under the Advisory Agreements	$375,818	$373,562	$79,526
Expense Limitations under the ESAs. Our gross operating expenses (operating expenses exclusive of offering costs and Contractual Issuer Expenses, and before limitations) are subject to limitation under the ESAs. The Advisor’s obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to estimated unsupported investment company taxable income and the amount of the declared distribution. The ESAs provide expense support such that distributions are not paid from Offering proceeds (i.e., not a return of capital). The determination of expense limitation under the ESAs for the years ended December 31, 2023, 2022, and 2021 are presented below:

	Year Ended December 31,
	2023	2022	2021
Total investment income - RIC	$7,547,055	$5,570,461	$5,054,613
Expenses limited under the ESAs(1):
Interest expense, base management fees, and incentive fees	3,317,128	2,208,107	2,112,426
Other operating expenses as defined in the ESAs(2)	2,012,868	1,940,473	1,853,584
Total expenses limited under the ESAs	5,329,996	4,148,580	3,966,010
Net investment income prior to limitation - RIC	2,217,059	1,421,881	1,088,603
Differences in recognition of ICTI and GAAP net investment income(3)	(219,902)	456,787	(111,546)
ICTI prior to expense limitation(4)	1,997,157	1,878,668	977,057
Declared distributions	1,959,271	2,022,983	2,148,164
Expense limitation (excess operating funds) under ESAs	$(37,886)(5)	$144,315	$1,171,107
(1) Expense limitation under ESAs exclude organization costs, amortization of deferred offering costs, Contractual Issuer Expenses, and the related expense support under the Advisory Agreements, and other operating expenses of HPCI-MB as such expenses are permanent differences between GAAP net investment income and ICTI. See “Item 8—Financial Statements—Note 8. Federal Income Tax.”
(2) Generally defined in the ESAs as our operating expenses determined in accordance with GAAP excluding organization and offering expenses, Contractual Issuer Expenses, interest expense, base management fees, and incentive fees. Excludes expenses incurred at HPCI-MB, which do not affect RIC ICTI. The annualized ratio of other operating expenses to net assets for the period in which support is provided, and the annual ratio for the year in which support is provided, constitute conditions for reimbursement to OFS Advisor. See “Item 8—Financial Statements—Note 3. Related Party Transactions.”

(3)    Includes temporary and permanent differences between GAAP net investment income and estimated ICTI, such as HPCI-MB earnings-and-profits distributions to us, differences in income recognition on subordinated note Structured Finance Securities, taxable investment and debt modifications, and non-deductible excise tax.
(4) ICTI is estimated on an annual basis and cannot be finally determined until relevant tax forms relating to our investments are received and the U.S. federal income tax return is filed, generally in October of the following tax year. Actual amounts could differ materially from prior estimates. If such actual taxable income amounts were known as of the point of determination for an expense payment or reimbursement, we may have arrived at different required expense support or reimbursement amounts than as previously calculated. OFS Advisor is not obligated to recalculate such historical amounts based on these provision-to-return true-ups. If additional income is reflected on the final tax return when filed, resulting in a spillover of excess distributable taxable income, such accumulated distributable taxable income may result in lower expense support payments in subsequent periods.
(5)    Excess operating funds for the year ended December 31, 2023 were not subject to reimbursement as of December 31, 2023 based on the conditional reimbursement clauses under the Second Amended Expense Support Agreement. Such excess distributable taxable income will effectively spillover to the following tax year as accumulated distributable income.
During the year ended December 31, 2023, OFS Advisor made operating expense support payments totaling $285,704 related to the first and third quarter of 2023, based on estimated distributable taxable income as of such points in time. Such amounts were subsequently accrued for reimbursement to OFS Advisor based on estimated distributable taxable income as of December 31, 2023. Accordingly, there were no net expense support payments, or reimbursements of prior year payments, during the year ended December 31, 2023.
Expense support provided by the Advisors is reimbursable for three years from the date incurred, subject to the conditions of the ESAs. We may be liable for reimbursements to OFS Advisor, and correspondingly incur higher expenses, in any period in which ICTI exceeds distributions declared. Expense limitation under both the Investment Advisory Agreement and Second Amended Expense Support Agreement can be terminated by OFS Advisor, without payment of any penalty, with or without notice, to us at any time. As of December 31, 2023, unreimbursed and unexpired operating expense support was $1,315,422. See “Item 8—Financial Statements—Note 3. Related Party Transactions.”
Net realized and unrealized gain (loss) on investments
During the year ended December 31, 2023, we recognized net losses on investments of $1,513,948, as a result of net realized losses of $474,579, and net unrealized depreciation of $985,438, and current and deferred income taxes of $53,932. During the year ended December 31, 2023, our Structured Finance Securities managed by a single advisor experienced net unrealized depreciation of $818,507.
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

Comparison of the three months ended December 31, 2023 and September 30, 2023
Consolidated operating results for the three months ended December 31, 2023 and September 30, 2023 are presented below:

	Three Months Ended
	December 31, 2023	September 30, 2023
Investment income
Interest income	$1,782,734	$1,798,212
Dividend Income	1,045	1,039
Fee income	23,442	2,681
Total investment income	1,807,221	1,801,932
Operating expenses
Interest expense	441,875	533,236
Base management fees	138,950	152,905
Incentive fees	156,471	124,141
Administrative fees	154,241	210,949
Professional fees	166,899	176,664
Other expenses	122,900	107,474
Amortization of deferred offering costs	7,434	5,390
Contractual Issuer Expenses	93,309	118,153
Total operating expenses	1,282,079	1,428,912
Less: Net expense reimbursements (limitations) under agreements with OFS Advisor	184,961	(300,699)
Net operating expenses	1,467,040	1,128,213
Net investment income	340,181	673,719
Net gain (loss) on investments	(442,983)	44,364
Net increase (decrease) in net assets resulting from operations	$(102,802)	$718,083

Net investment income per share	$0.18	$0.35
Net increase (decrease) in net assets resulting from operations per share	$(0.05)	$0.37
Distributions declared per share	$0.25	$0.25

Investment Income
During the three months ended December 31, 2023, total investment income remained stable compared to the prior quarter. During the three months ended December 31, 2023, fee income increased $20,761 compared to the prior quarter, primarily due to an increase in prepayment fees.
Gross Expenses
Our gross expenses are limited under the Advisory Agreements and the ESAs; see “—Expense Limitations.” Investment expenses for the three months ended December 31, 2023 and September 30, 2023 are presented with respect to each governing expense limitation agreement:

	Three Months Ended
	December 31, 2023	September 30, 2023
Expenses subject to limitation under the Advisory Agreements:
Amortization of deferred offering costs	$7,434	$5,390
Contractual Issuer Expenses	93,309	118,153
Total expenses subject to limitation under the Advisory Agreements	100,743	123,543
Expenses subject to limitation under the ESAs:
Interest expense	441,875	533,236
Base management fees	138,950	152,905
Incentive fees	156,471	124,141
Administrative fees	154,241	210,949
Professional fees	166,899	176,664
Other expenses	122,900	107,474
Total expenses subject to limitation under the ESAs	1,181,336	1,305,369
Total operating expenses	$1,282,079	$1,428,912
For the three months ended December 31, 2023, expenses subject to the limitation under the Advisory Agreements decreased compared to the prior quarter, primarily due to a reduction in Contractual Issuer Expenses incurred by OFS Advisor and its affiliates related to the Offering. For the three months ended December 31, 2023, expenses subject to limitation under the ESAs decreased compared to the prior quarter, primarily due to decreases in interest expense and administrative fees, partially offset by increases in incentive fees and other expenses.
Expense limitations provided under the Advisory Agreements and ESAs for the three months ended December 31, 2023 and September 30, 2023 are presented below:

	Three Months Ended
	December 31, 2023	September 30, 2023
Net offering costs and Contractual Issuer Expenses limitations under the Advisory Agreements	$100,743	$123,543
Operating expense support (reimbursement) under the ESAs	(285,704)	177,156
Total expense support (reimbursement), net	$(184,961)	$300,699
During the three months ended December 31, 2023, we reimbursed OFS Advisor aggregate operating expense support payments of $285,704 related to the nine months ended September 30, 2023.
Net realized and unrealized gain (loss) on investments
For the three months ended December 31, 2023, our portfolio experienced net losses of $442,983, primarily due to net unrealized depreciation of $466,604, partially offset by realized gains of $25,200. For the quarter ended December 31, 2023, we recognized net unrealized depreciation of $254,521 and $210,211 on our Structured Finance Securities and our loan portfolio, respectively.
During the quarter ended September 30, 2023, net gain on investments of $44,364 was primarily due to net unrealized appreciation of $194,020 on our Structured Finance Securities, partially offset by net unrealized depreciation of $144,639 on our senior secured debt investments. For the three months ended September 30, 2023, our loans on non-accrual status experienced unrealized depreciation of $341,819.

Portfolio Yields: The following table presents weighted-average yield metrics for our portfolio:

	Three Months Ended
	December 31, 2023	September 30, 2023
Weighted-average performing income yield(1):
Debt investments	15.3%	13.4%
Structured Finance Securities	16.0	17.9
Interest-bearing investments	15.5%	14.4%

Weighted-average realized yield:
Interest-bearing investments(2)	15.0%	14.1%
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
For the three months ended December 31, 2023, the increase in our weighted-average realized yields was primarily due to the placement of a non-accrual loan back on accrual status and the recognition of previously reserved past-due interest.
Liquidity and Capital Resources
Sources and Uses of Cash and Cash Equivalents
We expect to generate cash primarily from: (i) the net proceeds of the Offering; (ii) cash flows from our operations, including Expense Support Payments from OFS Advisor; (iii) the Banc of California Credit Facility and any financing arrangements we may enter into in the future; and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks, including the Banc of California Credit Facility, and issuances of senior securities. Our primary use of cash will be for: (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements; (ii) the cost of operations (including paying OFS Advisor and OFS Services); (iii) debt service of any borrowings, including the Unsecured Note; and (iv) cash distributions to the holders of our stock. Principal sources and uses of cash and liquidity are presented below:

	Year Ended December 31,
	2023	2022	2021
Cash from net investment income(1)	$1,738,222	$1,157,881	$2,499,652
Net (purchases and originations) repayments of portfolio investments(1)	8,915,716	(9,980,225)	1,454,462
Net cash provided by (used in) operating activities	10,653,938	(8,822,344)	3,954,114
Net proceeds from issuances of common stock	868,080	1,832,630	783,300
Repurchases of common stock	(2,217,546)	(2,643,326)	(2,812,255)
Net borrowings (repayments) under revolving line of credit	(7,500,000)	9,740,000	650,000
Payment of debt issuance costs	—	(3,500)	(163,770)
Distributions paid to stockholders	(1,969,788)	(2,377,300)	(2,177,235)
Net cash provided by (used in) financing activities	(10,819,254)	6,548,504	(3,719,960)
Net increase (decrease) in cash and cash equivalents	$(165,316)	$(2,273,840)	$234,154
(1) Net purchases and originations/repayments and sales of portfolio investments include purchase and origination of portfolio investments, proceeds from principal payments on portfolio investments, proceeds from sale or redemption of portfolio investments, changes in receivable for investments sold, payable form investments purchased as reported in our statements of cash flows, as well as differences in proceeds from distributions received from Structured Finance Securities relative to accretion of interest income on Structured Finance Securities. Cash from net investment income includes all other cash flows from operating activities reported in our statements of cash flows. Certain amounts in the prior year have been reclassified to conform with the current year presentation.

Comparison of the years ended December 31, 2023 and 2022.
During the year ended December 31, 2023, operating activities provided net cash of $10,653,938, compared to operating activities using $8,822,344 in net cash during the year ended December 31, 2022. The increase in cash provided by (used in) operating activities compared to the prior year was primarily due to net repayments of portfolio investments of $8,915,716. In addition, net cash provided by operating activities benefited from the positive cash flow impact of expenses limitations under the Advisory Agreements of $375,818 for the year ended December 31, 2023, which reduced the net amount paid to the Advisors and affiliates. Expense support and limitation under both the Investment Advisory Agreement and the Second Amended Expense Support Agreement are cancellable at any time.
During the year ended December 31, 2023, we used net cash of $10,819,255 in financing activities, compared to financing activities providing $6,548,504 of net cash during the year ended December 31, 2022. This decrease in net cash provided by (used in) operating activities was primarily related to $7,500,000 in net repayments on our Banc of California Credit Facility.
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
Net cash from financing activities increased $10,268,464 during the year ended December 31, 2022 compared to the prior year, primarily due to additional borrowings of $9,740,000 under the Banc of California Credit Facility
Borrowings
Banc of California Credit Facility: We are party to the BLA with Banc of California, as lender, to provide us with a senior secured revolving credit facility, or the Banc of California Credit Facility. The Banc of California Credit Facility is available for general corporate purposes including investment funding. The maximum availability of the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of December 31, 2023, we were in compliance with the applicable covenants.
The key terms of the Banc of California Credit Facility as of December 31, 2023 were as follows:

	Principal Outstanding	Maximum Availability	Floor Rate	Interest Rate	Annual Commitment Fee	Maturity Date
Banc of California Credit Facility	$7,665,000	$20,000,000	5.00%	Prime + 0.25%	0.50%	February 28, 2026
Availability under the Banc of California Credit Facility was $10,018,411, based on the stated advance rate of 50% under the borrowing base, and the $7,665,000 outstanding as of December 31, 2023.
On February 17, 2021, we amended the BLA with Banc of California. The amendment, among other things: (i) increased the maximum amount available under the Banc of California Credit Facility from $10.0 million to $15.0 million; (ii) decreased the interest rate floor from 5.50% per annum to 5.25% per annum; (iii) restricted the transfer of certain assets to our subsidiaries or incurrence of debt by, or the encumbrance of assets of our subsidiaries; and (iv) extended the maturity date from February 28, 2021 to February 28, 2023.
On November 15, 2021, we amended the BLA with Banc of California to decrease the interest rate floor from 5.25% to 4.25%, effective as of November 1, 2021.

On September 7, 2022, we amended the Banc of California Credit Facility to, among other things: (i) increase the maximum amount available under the Banc of California Credit Facility from $15,000,000 to $20,000,000; (ii) increase the advance rate from 35% to 50%; (iii) increase the minimum net asset value covenant from $10,000,000 to $15,000,000; (iv) increase the covenant requiring minimum quarterly net investment income after the management/incentive fees from $200,000 to $300,000; and (v) extend the maturity date from February 28, 2023 to August 31, 2024.
On December 15, 2023, we amended the Banc of California Credit Facility to: (i) extend the maturity date from August 31, 2024 to February 28, 2026; (ii) reduce the interest rate from the Prime Rate plus 0.75% to Prime Rate plus 0.25%; (iii) increase the interest rate floor from 4.25% to 5.00%; and (iv) eliminate the 0.50% unused line fee and replace it with an annual commitment fee of 0.50%.
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

As of December 31, 2023, the Unsecured Note had the following terms and balances:

	Principal Outstanding	Unamortized Discount and Issuance Costs	Stated Interest Rate	Effective Interest Rate(1)	Maturity
Unsecured Note	$15,000,000	$212,003	5.50%	5.98%	November 27, 2026
(1) The effective interest rate on the Unsecured Note includes deferred debt issuance cost amortization.
The average daily-average debt balance and average interest rate for all of our debt for the years ended December 31, 2023, 2022, and 2021, were as follows:

Year ended	Average Dollar Borrowings	Weighted Average Interest Rate
December 31, 2023	$28,620,959	7.49%
December 31, 2022	23,035,384	6.35
December 31, 2021	17,737,603	6.82
Other Liquidity Matters
We expect to fund the growth of our investment portfolio through the private placement of our common shares and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act. We cannot assure stockholders that our plans to raise capital will be successful. In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments or make additional investments in our portfolio companies. The illiquidity of certain portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value and incur a capital loss.

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
We continue to monitor the current banking environment arising from recent bank failures. If the banks and financial institutions with whom we have credit facilities enter into receivership, undergo consolidation or become insolvent in the future, our liquidity may be reduced significantly. At various times, our cash balances at third-party financial institutions exceed the federally insured limit. Our cash balances are retained in custodian accounts with U.S. Bank N.A and we do not believe they are exposed to any significant credit risk.
Contractual Obligations
On July 15, 2016, we, with approval by our Board, entered into the Investment Advisory Agreement, the Prior Expense Support Agreement and the Administration Agreement. The Investment Advisory Agreement became effective as of August 30, 2016, the date that we satisfied the Minimum Offering Requirement and was continued most recently on April 5, 2022.
On August 3, 2020, we, with approval by our Board, entered into the Dealer Manager Agreement, Sub-Advisory Agreement and Amended Expense Support Agreement. Effective February 2, 2022, the Sub-Advisory Agreement was terminated. See “Item 8—Financial Statements—Note 3. Related Party Transactions.”
On February 2, 2022, with approval by our Board, we entered into the Second Amended Expense Support Agreement and Second Amended Dealer Manager Agreement. See “Item 8—Financial Statements—Note 3. Related Party Transactions.”
At December 31, 2023, we had $807,831 of cash, as well as unused commitments under our Banc of California Credit Facility of $10,018,411, to meet our short-term contractual obligations such as unfunded commitments to portfolio companies of $1,472,576.
Our long-term contractual obligations that mature in 2026, including our Banc of California Credit Facility and the Unsecured Note, which have an aggregate outstanding principal of $22,665,000 as of December 31, 2023, can be repaid by selling portfolio investments. We cannot, however, be certain that this source of funds will be available and upon terms acceptable to us in sufficient amounts in the future. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value and incur significant realized losses on our invested capital.
Off-Balance Sheet Arrangements
The Advisors and their affiliates have incurred organizational and offering costs, and Contractual Issuer Expenses related to us, of which $829,397 and $650,768 were unreimbursed as of December 31, 2023 and 2022, respectively. We remain conditionally liable for organization and offering costs incurred by the Advisors and their affiliates on our behalf. See “Item 8— Financial Statements—Note 3. Related Party Transactions.”
The Advisors have provided unreimbursed operating expense support of $1,315,422 and $2,932,038 as of December 31, 2023 and 2022, respectively. We remain conditionally liable for operating expense support provided by the Advisors. See “Item 8—Financial Statements—Note 3. Related Party Transactions.”
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the statement of assets and liabilities. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and will meet these unfunded commitments by using our cash on hand and utilizing our available borrowings under the Banc of California Credit Facility.

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
Our Board maintains a variable dividend policy with the objective of distributing monthly distributions in an amount not less than 90% of our quarterly taxable income or potential annual income for a particular year. In addition, during the year, we may pay a special dividend, such that we may make additional, non-recurring, distributions of accumulated taxable income, while maintaining the option to spill over our excess taxable income to a following year. We may choose to retain a portion of our taxable income in any year and pay the 4% U.S. federal excise tax on the retained amounts. For the years ended December 31, 2023, 2022 and 2021, we accrued U.S. federal excise taxes of $0, $11,693, and $0, respectively.
Each year, a statement on Form 1099-DIV identifying the source of the distribution is distributed to the Company’s stockholders. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions.” Our distributions for the years ended December 31, 2023, 2022 and 2021 were comprised entirely of ordinary income.

The following table reflects the cash distributions per share that we declared on our common stock during the years ended December 31, 2023, 2022, and 2021. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Per Share Amount	Cash Distribution
Year ended December 31, 2023
January 27, 2023	January 27, 2023	February 6, 2023	$0.0846	$167,313
February 24, 2023	February 24, 2023	March 6, 2023	0.0846	167,595
March 29, 2023	March 29, 2023	April 5, 2023	0.0846	166,868
April 25, 2023	April 26, 2023	May 5, 2023	0.0846	166,868
May 26, 2023	May 26, 2023	June 5, 2023	0.0846	166,868
June 28, 2023	June 28, 2023	July 5, 2023	0.0846	162,632
July 27, 2023	July 27, 2023	August 7, 2023	0.0846	163,701
August 28, 2023	August 29, 2023	September 5, 2023	0.0846	163,701
September 26, 2023	September 27, 2023	October 5, 2023	0.0846	159,478
October 27, 2023	October 27, 2023	November 6, 2023	0.0846	159,478
November 27, 2023	November 28, 2023	December 5, 2023	0.0846	159,477
December 27, 2023	December 27, 2023	January 5, 2024	0.0846	155,292
			$1.0152	$1,959,271
Year ended December 31, 2022
January 26, 2022	January 27, 2022	April 15, 2022	$0.0846	$170,923
February 23, 2022	February 24, 2022	April 15, 2022	0.0846	170,923
March 28, 2022	March 29, 2022	April 15, 2022	0.0846	166,421
April 26, 2022	April 27, 2022	July 15, 2022	0.0846	166,956
May 25, 2022	May 26, 2022	July 15, 2022	0.0846	169,174
June 27, 2022	June 28, 2022	July 15, 2022	0.0846	167,069
July 26, 2022	July 27, 2022	August 5, 2022	0.0846	167,919
August 27, 2022	August 29, 2022	September 6, 2022	0.0846	171,232
September 27, 2022	September 28, 2022	October 5, 2022	0.0846	167,642
October 26, 2022	October 27, 2022	November 7, 2022	0.0846	168,960
November 26, 2022	November 28, 2022	December 5, 2022	0.0846	169,955
December 27, 2022	December 28, 2022	January 5, 2023	0.0846	165,809
			$1.0152	$2,022,983
Year ended December 31, 2021
January 26, 2021	January 27, 2021	April 15, 2021	$0.0846	$184,337
February 23, 2021	February 24, 2021	April 15, 2021	0.0846	184,337
March 27, 2021	March 29, 2021	April 15, 2021	0.0846	186,173
April 27, 2021	April 28, 2021	July 15, 2021	0.0846	181,488
May 25, 2021	May 26, 2021	July 15, 2021	0.0846	182,987
June 26, 2021	June 28, 2021	July 15, 2021	0.0846	178,333
July 27, 2021	July 28, 2021	October 15, 2021	0.0846	178,333
August 27, 2021	August 27, 2021	October 15, 2021	0.0846	178,333
September 27, 2021	September 28, 2021	October 15, 2021	0.0846	173,717
October 26, 2021	October 27, 2021	January 15, 2022	0.0846	173,717
November 26, 2021	November 26, 2021	January 15, 2022	0.0846	175,486
December 27, 2021	December 28, 2021	January 15, 2022	0.0846	170,923
			$1.0152	$2,148,164

The above distributions were funded, in part, through the reimbursement of certain operating expenses under the ESAs. The Second Amended Expense Support Agreement is designed to ensure no portion of our distribution to stockholders will be paid from Offering proceeds, and will provide for expense reduction payments to us in any quarterly period in which our aggregate distributions to stockholders exceeds our cumulative ICTI and net realized gains. The Second Amended Expense Support Agreement may be terminated by OFS Advisor, without payment of any penalty, with or without notice to us. However, the Second Amended Expense Support Agreement is subordinated to the Banc of California Credit Facility, and prior to cancelling the Second Amended Expense Support Agreement, OFS Advisor must provide Banc of California with 30 days advance written notice of termination of the Second Amended Expense Support Agreement.
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
The following table summarizes the common stock repurchases by us for the years ended December 31, 2023, 2022 and 2021:

	Number of Shares	Amount
January 1, 2023 through March 31, 2023	50,225	$564,529
April 1, 2023 through June 30, 2023	50,083	535,888
July 1, 2023 through September 30, 2023	49,926	542,188
October 1, 2023 through December 31, 2023	49,479	525,963
Total	199,713	$2,168,568

January 1, 2022 through March 31, 2022	53,204	$687,396
April 1, 2022 through June 30, 2022	52,161	646,796
July 1, 2022 through September 30, 2022	51,190	612,744
October 1, 2022 through December 31, 2022	50,611	574,941
Total	207,166	$2,521,877

January 1, 2021 through April 5, 2021(1)	55,377	$708,272
April 6, 2021 through June 30, 2021	55,016	700,354
July 1, 2021 through September 30, 2021	54,557	702,694
October 1, 2021 through December 31, 2021	53,941	696,391
Total	218,891	$2,807,711
(1)    Our February 19, 2021 tender offer that was originally scheduled to expire on March 26, 2021, was amended to extend the offer period to April 5, 2021.
All repurchased shares were retired upon acquisition.
Recent Developments
On January 27, 2024, our Board declared a distribution of $0.0846 per common share, which represents an 8.6% annualized distribution yield based on our common stock offering price as of January 30, 2024, which was paid on February 5, 2024, to stockholders of record on January 29, 2024.
On February 22, 2024, we commenced a tender offer pursuant to which we are offering to purchase up to 48,616 shares of our issued and outstanding common stock at a price equal to our net asset value per share on March 28, 2024.
On February 27, 2024, our Board declared a distribution of $0.0846 per common share, which represents an 8.6% annualized distribution yield based on our common stock offering price as of February 28, 2024, which was paid on March 5, 2024 to stockholders of record on February 27, 2024.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, the escalated armed conflict in the Middle

East, elevated interest and inflation rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems and the risk of recession or a shutdown of U.S. government services has introduced significant volatility in the financial markets, and the effects of this volatility has impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I—1A. Risk Factors”.
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of each portfolio investment without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to “Part II—Item 8. Consolidated Financial Statements” for the year ended December 31, 2023 for more information relating to our investment valuation.
Interest Rate Risk
Changes in interest rates, including any potential interest rate reductions approved by the U.S. Federal Reserve, may affect both our cost of funding and the valuation of our investment portfolio. As of December 31, 2023, 97% of our loan portfolio, at fair value, bore interest at floating interest rates and typically contain interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis.
Our outstanding Unsecured Note bears interest at a fixed rate. Our Banc of California Credit Facility has a floating interest rate provision based on the Prime Rate, which resulted in a stated interest rate of 8.75% as of December 31, 2023.
If interest rates are reduced by the U.S. Federal Reserve, the difference between the total interest income earned and the total interest expense incurred may be compressed, reducing our net income and potentially adversely affecting our operating results.
Interest rate sensitivity refers to the change in interest income and interest expense that may result from changes in the level of interest rates. As of December 31, 2023, 1-month and 3-month SOFR were 5.35% and 5.33%, respectively. Assuming that the consolidated balance sheet as of December 31, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical changes in reference rates

Basis point increase	Interest income	Interest expense	Net increase
25	$28,144	$(19,429)	$8,715
50	120,880	(38,857)	82,023
75	213,616	(58,286)	155,330
100	306,351	(77,715)	228,637
125	399,087	(97,143)	301,944

Basis point decrease	Interest income	Interest expense	Net decrease
25	$(157,328)	$19,429	$(137,899)
50	(250,063)	38,857	(211,206)
75	(342,799)	58,286	(284,513)
100	(435,535)	77,715	(357,820)
125	(528,271)	97,143	(431,128)
Although we believe that the foregoing analysis is indicative of our net investment income sensitivity to interest rate changes as of December 31, 2023, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facilities, that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Hancock Park Corporate Income, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Hancock Park Corporate Income, Inc. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three‑year period ended December 31, 2023 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in net assets, and its cash flows for each of the years in the three‑year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments owned as of December 31, 2023, by correspondence with custodians, agents, or portfolio companies, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Chicago, Illinois
March 18, 2024

Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities

	December 31,
	2023	2022
Assets:
Non-control/non-affiliate investments, at fair value (amortized cost of $46,495,627 and $55,304,651 respectively)	$42,476,072	$52,270,532
Cash and cash equivalents	807,831	973,147
Interest receivable	241,886	184,346
Subscriptions receivable	—	206,080
Prepaid expenses and other assets	105,376	9,973
Total assets	$43,631,165	$53,644,078

Liabilities:
Revolving line of credit	$7,665,000	$15,165,000
Unsecured note (net of deferred debt issuance costs of $212,003 and $284,690, respectively)	14,787,997	14,715,310
Due to adviser and affiliates (see Note 3)	916,038	716,749
Accrued professional fees	166,000	163,875
Payable for repurchase of common stock	525,963	574,941
Distributions payable	155,292	165,808
Interest payable	78,120	82,181
Other liabilities	89,269	42,267
Total liabilities	$24,383,679	$31,626,131

Commitments and contingencies (Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized, 1,835,599 and 1,959,903 shares issued and outstanding as of December 31, 2023 and 2022, respectively; 0 and 17,792 shares subscribed as of December 31, 2023 and 2022, respectively	$1,835	$1,977
Paid-in capital in excess of par	23,990,525	25,885,923
Total distributable earnings (accumulated losses)	(4,744,874)	(3,869,953)
Total net assets	$19,247,486	$22,017,947

Total liabilities and net assets	$43,631,165	$53,644,078

Number of shares outstanding and subscribed	1,835,599	1,977,694
Net asset value per share	$10.49	$11.13

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022	2021
Investment income
Interest income	$7,504,588	$5,492,610	$4,694,065
Dividend income	6,442	—	—
Fee income	39,547	77,851	360,548
Total investment income	7,550,577	5,570,461	5,054,613

Operating expenses
Interest expense	2,144,934	1,463,456	1,209,914
Base management fees	619,862	619,633	562,903
Incentive fees	552,332	125,018	339,609
Administrative fees	818,502	939,870	750,568
Professional fees	730,348	628,012	800,939
Other expenses	464,623	368,181	302,077
Contractual Issuer Expenses (see Notes 2 and 3)	366,413	360,324	313
Amortization of deferred offering costs	20,055	46,238	91,888
Excise tax	—	11,693	—
Total operating expenses	5,717,069	4,562,425	4,058,211
Less: Expense limitations under agreements with advisers (see Notes 2 and 3)	(375,818)	(517,877)	(1,250,633)
Net operating expenses	5,341,251	4,044,548	2,807,578

Net investment income	2,209,326	1,525,913	2,247,035

Net realized and unrealized gain (loss) on investments
Net realized loss on investments	(474,579)	(21,568)	(298,166)
Income tax expense on net realized investment gains	(13,001)	(5,497)	(179,000)
Net unrealized appreciation (depreciation) on investments	(985,437)	(3,242,301)	1,120,075
Deferred tax benefit (expense) on investments net unrealized appreciation (depreciation)	(40,931)	23,127	85,179
Net gain (loss) on investments	(1,513,948)	(3,246,239)	728,088

Net increase (decrease) in net assets resulting from operations	$695,378	$(1,720,326)	$2,975,123

Net investment income per common share - basic and diluted	$1.14	$0.76	$1.06
Net increase (decrease) in net assets resulting from operations per common share - basic and diluted	$0.36	$(0.86)	$1.40
Distributions declared per common share	$1.02	$1.02	$1.02
Basic and diluted weighted average common shares outstanding and subscribed	1,944,621	2,008,980	2,128,179

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at December 31, 2020	2,178,920	$2,179	$29,042,554	$(1,602,858)	$27,441,875

Net increase in net assets resulting from operations:
Net investment income	—	—	—	2,247,035	2,247,035
Net realized loss on investments, net of taxes	—	—	—	(477,166)	(477,166)
Unrealized appreciation on investments, net of deferred taxes	—	—	—	1,205,254	1,205,254
Tax reclassifications of permanent differences	—	—	(263,388)	263,388	—
Common stock issued	60,332	60	783,240	—	783,300
Repurchases of common stock	(218,891)	(219)	(2,807,492)	—	(2,807,711)
Distributions to stockholders	—	—	—	(2,148,164)	(2,148,164)
Net increase (decrease) for the year ended December 31, 2021	(158,559)	(159)	(2,287,640)	1,090,347	(1,197,452)
Balances at December 31, 2021	2,020,361	$2,020	$26,754,914	$(512,511)	$26,244,423

Net decrease in net assets resulting from operations:
Net investment income	—	—	—	1,525,913	1,525,913
Net realized loss on investments, net of taxes	—	—	—	(27,065)	(27,065)
Unrealized depreciation on investments, net of deferred taxes	—	—	—	(3,219,174)	(3,219,174)
Tax reclassifications of permanent differences	—	—	(385,867)	385,867	—
Common stock issued	164,499	164	2,038,546	—	2,038,710
Repurchases of common stock	(207,166)	(207)	(2,521,670)	—	(2,521,877)
Distributions to stockholders	—	—	—	(2,022,983)	(2,022,983)
Net decrease for the year ended December 31, 2022	(42,667)	(43)	(868,991)	(3,357,442)	(4,226,476)
Balances at December 31, 2022	1,977,694	$1,977	$25,885,923	$(3,869,953)	$22,017,947

Net increase in net assets resulting from operations:
Net investment income	—	—	—	2,209,326	2,209,326
Net realized loss on investments, net of taxes	—	—	—	(487,580)	(487,580)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	(1,026,368)	(1,026,368)
Tax reclassifications of permanent differences	—	—	(388,972)	388,972	—
Common stock issued	57,618	58	661,942	—	662,000
Repurchases of common stock	(199,713)	(200)	(2,168,368)	—	(2,168,568)
Distributions to stockholders	—	—	—	(1,959,271)	(1,959,271)
Net decrease for the year ended December 31, 2023	(142,095)	(142)	(1,895,398)	(874,921)	(2,770,461)
Balances at December 31, 2023	1,835,599	$1,835	$23,990,525	$(4,744,874)	$19,247,486
See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$695,378	$(1,720,326)	$2,975,123
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments, net of deferred taxes	1,026,368	3,219,174	(1,205,254)
Net realized loss on investments	474,579	21,568	298,166
Income tax expense from realized gains on investments	13,001	5,497	179,000
Amortization of Net Loan Fees	(430,346)	(341,254)	(541,777)
Amendment fees collected	30,298	16,759	34,629
Amortization of deferred debt issuance costs	79,090	73,244	97,737
Payment-in-kind interest	(176,882)	(25,030)	(76,763)
Accretion of interest income on Structured Finance Securities	(1,479,366)	(1,192,059)	(513,343)
Purchase of portfolio investments	(4,801,354)	(21,034,571)	(29,903,711)
Proceeds from principal payments on portfolio investments	9,243,487	9,417,057	30,756,811
Proceeds from the sale or redemption of portfolio investments	4,413,511	100,849	2,297,140
Distributions received from portfolio investments	1,539,438	1,116,275	429,789
Changes in other operating assets and liabilities:
Interest receivable	(57,540)	16,807	(36,931)
Interest payable	(4,061)	3,178	14,612
Receivable for investments sold	—	1,612,224	(1,612,224)
Due from sub-adviser	—	—	659,003
Due to advisor and affiliates	199,289	73,913	53,518
Accrued professional fees	2,125	(70,663)	72,696
Other assets and liabilities	(113,077)	(114,986)	(24,107)
Net cash provided by (used in) operating activities	10,653,938	(8,822,344)	3,954,114
Cash flows from financing activities
Net proceeds from the issuance of common stock	868,080	1,832,630	783,300
Distributions paid to stockholders	(1,969,788)	(2,377,300)	(2,177,235)
Repurchases of common stock	(2,217,546)	(2,643,326)	(2,812,255)
Borrowings under revolving line of credit	6,985,000	15,000,000	11,075,000
Repayments under revolving line of credit	(14,485,000)	(5,260,000)	(10,425,000)
Payments of debt issuance costs	—	(3,500)	(163,770)
Net cash provided by (used in) financing activities	(10,819,254)	6,548,504	(3,719,960)
Net increase (decrease) in cash	(165,316)	(2,273,840)	234,154
Cash — beginning of year	973,147	3,246,987	3,012,833
Cash — end of year	$807,831	$973,147	$3,246,987
Supplemental disclosure of cash flow information:
Organization and offering costs and Contractual Issuer Expenses paid by investment adviser and its affiliates (see Notes 2 and 3)	$395,985	$375,824	$57,587
Amortization of deferred offering costs limited by investment advisers (see Notes 2 and 3)	20,055	46,238	91,888
Cash paid during the year for interest	2,069,905	1,387,034	1,126,790
Subscription receivable	—	206,080	—
See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2023

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Non-control/Non-affiliate Investments
AIDC Intermediateco 2, LLC	Computer Systems Design Services
First Lien Debt		11.80%	SOFR+	6.25%	7/22/2022	7/22/2027	$495,000	$487,081	$493,414	2.6%
First Lien Debt		11.78%	SOFR+	6.25%	7/31/2023	7/22/2027	11,576	11,318	11,539	0.1
							506,576	498,399	504,953	2.7
Allen Media, LLC (9)	Cable and Other Subscription Programming
First Lien Debt		11.00%	SOFR+	5.50%	9/15/2022	2/10/2027	1,230,815	1,133,039	1,097,475	5.7

All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
First Lien Debt		10.97%	SOFR+	5.50%	12/19/2019	8/20/2025	5,176,085	5,143,925	5,174,237	26.9

Astro One Acquisition Corporation (17)	Other Miscellaneous Nondurable Goods Merchant Wholesalers
Second Lien Debt		14.11%	SOFR+	8.50%	1/31/2022	9/14/2029	1,000,000	865,283	36,810	0.2

Atlantis Holdings, LLC (9)	Electronics and Appliance Stores
First Lien Debt		12.60%	SOFR+	7.25%	3/29/2022	3/31/2029	1,557,895	1,514,045	1,524,789	7.9

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		14.11%	SOFR+	8.50%	6/10/2021	6/11/2028	1,325,758	1,313,086	1,325,758	6.9
Second Lien Debt		14.11%	SOFR+	8.50%	6/10/2021	6/11/2028	357,657	354,206	357,657	1.9
							1,683,415	1,667,292	1,683,415	8.8
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		12.72%	SOFR+	7.25%	2/2/2022	6/8/2029	833,333	822,613	737,204	3.8

Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt		11.96%	SOFR+	6.50%	2/25/2022	2/25/2027	1,097,177	1,087,235	1,059,724	5.5
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(813)	(4,405)	—
Common Equity (129 Class A units) (7)					2/25/2022			129,032	83,000	0.4
Preferred Equity (345 Class A units) 12.0% cash / 2.0% PIK								34,464	34,410	0.2
							1,097,177	1,249,918	1,172,729	6.1

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2023

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt		12.25%	SOFR+	6.75%	11/3/2023	12/30/2027	$1,370,506	$1,330,989	$1,330,989	6.9%
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.75%	11/3/2023	12/30/2027	—	(3,781)	(3,781)	—
							1,370,506	1,327,208	1,327,208	6.9
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 Common shares) (7)					3/27/2020			46,403	2,699	—

Convergint Technologies	Security Systems Services (except Locksmiths)
Second Lien Debt		12.22%	SOFR+	6.75%	9/28/2018	3/30/2029	2,068,608	2,031,402	2,047,222	10.6

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)					3/8/2018			115,154	40,002	0.2

Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Second Lien Debt		13.96%	SOFR+	8.50%	4/8/2021	6/26/2026	1,322,722	1,241,484	1,280,271	6.7

Excelin Home Health, LLC	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	12/31/2025	1,160,553	1,138,621	981,944	5.1

GoTo Group (F/K/A LogMeIn, Inc.) (9)	Data Processing, Hosting, and Related Services
First Lien Debt		10.28%	SOFR+	4.75%	9/28/2022	8/31/2027	1,378,680	1,057,122	918,794	4.8

Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		12.20%	SOFR+	6.75%	7/20/2022	8/1/2029	1,975,000	1,880,395	1,975,000	10.3

Honor HN Buyer Inc	Services for the Elderly and Persons with Disabilities
First Lien Debt		11.25%	SOFR+	5.75%	10/15/2021	10/15/2027	843,421	832,802	843,421	4.4
First Lien Debt		11.25%	SOFR+	5.75%	10/15/2021	10/15/2027	533,332	525,512	533,332	2.8
First Lien Debt (Revolver) (12)		13.25%	Prime+	4.75%	10/15/2021	10/15/2027	12,376	11,126	12,376	0.1
First Lien Debt (Delayed Draw) (12)		11.50%	SOFR+	6.00%	4/28/2023	10/15/2027	352,896	349,763	352,896	1.8
							1,742,025	1,719,203	1,742,025	9.1

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2023

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Idera	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		12.28%	SOFR+	6.75%	1/27/2022	3/2/2029	$1,000,000	$1,000,000	$962,500	5.0%

Inergex Holdings	Other Computer Related Services
First Lien Debt (2)		12.58% cash / 1.0% PIK	SOFR+	7.00%	10/1/2018	10/1/2024	991,189	985,511	991,189	5.1
First Lien Debt (Revolver)		12.58% cash / 1.0% PIK	SOFR+	7.00%	10/1/2018	10/1/2024	156,250	154,153	156,250	0.8
							1,147,439	1,139,664	1,147,439	5.9
Medrina, LLC	All Other Outpatient Care Centers
First Lien Debt		11.74%	SOFR+	6.25%	10/20/2023	10/20/2029	744,681	726,684	726,684	3.8
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.25%	10/20/2023	10/20/2029	—	(2,571)	(2,571)	—
First Lien Debt (Delayed Draw) (12)		n/m (5)	SOFR+	6.25%	10/20/2023	10/20/2029	—	(1,614)	(1,614)	—
							744,681	722,499	722,499	3.8
Metasource	All Other Business Support Services
First Lien Debt		11.72% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	688,708	683,270	649,146	3.4
First Lien Debt (Delayed Draw) (12)		n/m (5)	SOFR+	6.25%	5/17/2022	5/17/2027	—	(909)	(17,233)	(0.1)
							688,708	682,361	631,913	3.3
One GI LLC	Offices of Other Holding Companies
First Lien Debt		12.21%	SOFR+	6.75%	12/13/2021	12/22/2025	857,500	848,972	815,264	4.2
First Lien Debt		12.21%	SOFR+	6.75%	12/13/2021	12/22/2025	451,863	447,180	429,607	2.2
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.75%	12/13/2021	12/22/2025	—	(1,635)	(8,209)	—
							1,309,363	1,294,517	1,236,662	6.4
Redstone Holdco 2 LP (F/K/A RSA Security)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		13.22%	SOFR+	7.75%	4/16/2021	4/27/2029	1,000,000	991,304	735,262	3.7

RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 Class A units) (7) (13)					1/17/2018			—	213,000	1.1

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2023

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
RumbleOn, Inc. (11)	Other Industrial Machinery Manufacturing
First Lien Debt		14.36% Cash / 0.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	$714,384	$692,360	$658,305	3.4%
First Lien Debt		14.36% Cash / 0.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	215,591	213,453	198,667	1.0
Warrants (warrants to purchase up to $55,000 in common stock) (7)					8/31/2021	8/14/2028 (16)		50,082	18,032	0.1
							929,975	955,895	875,004	4.5
Spear Education Holdings, LLC	Professional and Management Development Training
First Lien Debt		13.00%	SOFR+	7.50%	2/10/2023	12/15/2027	495,000	484,899	494,567	2.6

SS Acquisition, LLC (6)	Sports and Recreation Instruction
First Lien Debt		12.41%	SOFR+	6.75%	12/30/2021	12/30/2026	625,000	621,256	625,000	3.2
First Lien Debt		13.10%	SOFR+	7.45%	12/30/2021	12/30/2026	300,000	297,837	300,000	1.6
							925,000	919,093	925,000	4.8
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Second Lien Debt		13.46%	SOFR+	8.00%	5/15/2018	4/30/2026	1,593,220	1,593,208	1,593,220	8.3

Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt		11.75%	SOFR+	6.00%	10/14/2021	10/14/2026	1,315,475	1,311,793	1,228,653	6.4
First Lien Debt (Revolver) (12)		11.75%	SOFR+	6.00%	10/14/2021	10/14/2026	50,735	50,121	36,176	0.2
							1,366,210	1,361,914	1,264,829	6.6
TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		14.14%	SOFR+	8.50%	5/13/2021	11/2/2028	1,500,000	1,530,562	1,428,984	7.4

Wellful Inc. (F/K/A KNS Acquisition Corp.)	Electronic Shopping and Mail-Order Houses
First Lien Debt		11.72%	SOFR+	6.25%	7/26/2021	4/21/2027	943,750	942,317	901,875	4.7

Total Debt and Equity Investments							$37,746,736	$37,069,739	$35,379,531	183.9%

Structured Finance Securities (11)
Apex Credit CLO 2020
Subordinated Notes (14) (15)		14.89%	N/A		11/16/2020	10/20/2031	$3,650,000	$3,357,087	$2,316,143	12.0%

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2023

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Apex Credit CLO 2021 Ltd
Subordinated Notes (14) (15)		21.61%	N/A		5/28/2021	7/18/2034	$1,480,000	$1,196,522	$979,339	5.1%

Apex Credit CLO 2022-1A
Subordinated Notes (14) (15)		17.30%	N/A		4/28/2022	4/22/2033	1,892,824	1,563,211	1,228,407	6.4

CLO other (10)		15.55%	N/A					15,891	22,693	0.1

Elevation CLO 2021-14 Ltd
Subordinated Notes (14) (15)		14.49%	N/A		9/21/2021	10/20/2034	1,750,000	1,427,657	1,002,131	5.2

Elevation CLO 2021-15, Ltd.
Subordinated Notes (14) (15)		15.55%	N/A		12/6/2021	1/5/2035	1,250,000	904,226	580,677	3.0

Monroe Capital MML CLO X, LTD.
Mezzanine Debt - Class E-R		14.12%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000,000	961,294	967,151	5.0

Total Structured Finance Securities							$11,022,824	$9,425,888	$7,096,541	36.8%

Total Investments							$48,769,560	$46,495,627	$42,476,072	220.7%
(1)    The Company's investments are generally classified as “restricted securities” as such term is defined under Rule 6-03(f) of Regulation S-X or Rule 144 of the Securities Act. Equity ownership may be held in shares or units of companies affiliated with the portfolio company.
(2)    The interest rate on this investment contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for this investment. The following table provides additional details on this PIK investment, including the maximum annual PIK interest rate allowed as of December 31, 2023:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Inergex Holdings Inc:	First Lien Debt	0% to 1.00%	12.58% to 13.58%	1.00%
Inergex Holdings Inc:	First Lien Debt (Revolver)	0% to 1.00%	12.58% to 13.58%	1.00%
RumbleOn, Inc.	First Lien Debt	0% to 0.50%	14.36% to 14.86%	0.50%
(3)    A majority of the debt investments bear interest at rates determined by reference to SOFR or Prime, and reset monthly, quarterly, or semi-annually. For each variable-rate investment, the Company has provided the spread over the reference rate and current interest rate in effect at December 31, 2023.
(4)    Unless otherwise noted with footnote 9, fair value was determined using significant unobservable inputs for all of the Company’s investments and are considered Level 3 under GAAP. See Note 5 for further details.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2023
(5)    Not meaningful as there is no outstanding balance on the revolver or delayed draw loan. The Company generally earns unfunded commitment fees on undrawn revolving lines of credit and delayed draw term loan balances, which are reported in fee income.
(6)    The Company entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it agreed to receive its payment after the repayment of certain co-lenders pursuant to a payment waterfall. The table below provides additional details as of December 31, 2023:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
SS Acquisition, LLC	12.41%	11.89%	0.51%
SS Acquisition, LLC	13.10%	11.89%	1.21%
(7)    Non-income producing.
(8)    Investments pledged as collateral under the Banc of California Credit Facility.
(9)    Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.
(10)    Fair value represents discounted cash flows associated with fees earned from CLO equity related investments.
(11)    Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of December 31, 2023, approximately 82% of the Company's assets were qualifying assets.
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
(17) Investment was on non-accrual status as of December 31, 2023, meaning the Company suspended recognition of all or a portion of income on the investment. See Note 4 for further details.

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2022

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Non-control/Non-affiliate Investments
AIDC Intermediateco 2, LLC	Computer Systems Design Services
First Lien Debt		10.44%	SOFR+	6.25%	7/22/2022	7/22/2027	$500,000	$489,756	$485,701	2.2%

Allen Media, LLC (9)	Cable and Other Subscription Programming
First Lien Debt		10.23%	SOFR+	5.50%	9/15/2022	2/10/2027	1,243,605	1,113,070	1,024,034	4.7

All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
First Lien Debt		12.00%	L+	7.25%	12/19/2019	8/20/2025	5,229,715	5,176,429	5,182,696	23.5

Astro One Acquisition Corporation	Other Miscellaneous Nondurable Goods Merchant Wholesalers
Second Lien Debt		13.23%	L+	8.50%	1/31/2022	9/14/2029	1,000,000	893,372	748,798	3.4

Asurion, LLC (9)	Communication Equipment Repair and Maintenance
Second Lien Debt		9.63%	L+	5.25%	6/28/2022	1/31/2028	2,000,000	1,670,959	1,571,660	7.1

Atlantis Holdings, LLC (9)	Electronics and Appliance Stores
First Lien Debt		11.83%	SOFR+	7.25%	3/29/2022	3/31/2029	1,663,158	1,607,427	1,620,332	7.4

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		13.23%	L+	8.50%	6/10/2021	6/11/2028	1,325,758	1,310,236	1,298,663	5.9
Second Lien Debt (Delayed Draw) (12)		13.23%	L+	8.50%	6/10/2021	6/11/2028	357,657	348,642	342,066	1.6
							1,683,415	1,658,878	1,640,729	7.5
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		11.98%	L+	7.25%	2/2/2022	6/8/2029	833,333	820,643	770,191	3.5

Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt (Delayed Draw)		11.33%	SOFR+	6.50%	2/25/2022	2/25/2027	954,839	946,911	920,128	4.2
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(1,071)	(4,691)	—
Common Equity (129 Class A units) (7)					2/25/2022			129,032	109,758	0.5
							954,839	1,074,872	1,025,195	4.7

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2022

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 Common shares) (7)					3/27/2020			$46,403	$2,099	—%

Convergint Technologies	Security Systems Services (except Locksmiths)
Second Lien Debt		11.07%	SOFR+	6.75%	9/28/2018	3/30/2029	$2,068,608	2,024,310	2,008,741	9.1

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)					3/8/2018			115,154	159,000	0.7

Eblens Holdings, Inc.	Shoe Store
Subordinated Loan (17)		13.00% PIK		N/A	7/13/2017	10/3/2025	260,270	242,365	58,092	0.3
Subordinated Loan (17)		13.00% PIK		N/A	7/13/2017	10/3/2025	260,270	242,365	—	—
Common Equity (19 units) (12)					10/3/2022			50,000	—	—
							520,540	534,730	58,092	0.3
Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Second Lien Debt		12.88%	L+	8.50%	4/8/2021	6/26/2026	1,322,722	1,208,792	1,247,042	5.7

Excelin Home Health, LLC	Home Health Care Services
Second Lien Debt		14.23% cash / 1.25% PIK	L+	9.50%	10/25/2018	9/30/2025	1,006,368	990,587	938,125	4.3

GoTo Group (F/K/A LogMeIn) (9)	Data Processing, Hosting, and Related Services
First Lien Debt		9.14%	L+	4.75%	9/28/2022	8/31/2027	1,392,893	979,396	902,595	4.0

Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		11.44%	SOFR+	6.75%	7/20/2022	8/1/2029	1,995,000	1,882,330	1,844,130	8.4

Honor HN Buyer Inc	Services for the Elderly and Persons with Disabilities
First Lien Debt		10.48%	SOFR+	5.75%	10/15/2021	10/15/2027	852,027	838,448	838,121	3.8
First Lien Debt (Delayed Draw) (12)		10.48%	SOFR+	5.75%	10/15/2021	10/15/2027	248,319	236,344	231,881	1.1
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	5.75%	10/15/2021	10/15/2027	—	(1,580)	(1,616)	—
							1,100,346	1,073,212	1,068,386	4.9

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2022

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Idera	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		10.50%	L+	6.75%	1/27/2022	3/2/2029	$1,000,000	$1,000,000	$933,090	4.2%

Inergex Holdings	Other Computer Related Services
First Lien Debt (2)		12.15% cash / 2.00% PIK	L+	7.00%	10/1/2018	10/1/2024	991,189	977,912	991,189	4.5
First Lien Debt (Revolver) (12)		n/m (5)			10/1/2018	10/1/2024	—	(4,894)	—	—
							991,189	973,018	991,189	4.5
Metasource	All Other Business Support Services
First Lien Debt		10.69%	SOFR+	6.25%	5/17/2022	5/17/2027	694,750	688,674	647,898	2.9
First Lien Debt (Delayed Draw) (12)		n/m (5)	SOFR+	6.25%	5/17/2022	5/17/2027	—	(2,060)	(20,231)	(0.1)
							694,750	686,614	627,667	2.8
Milrose Consultants, LLC	Administrative Management and General Management Consulting Services
First Lien Debt		11.33%	SOFR+	6.50%	7/16/2019	7/16/2025	3,849,947	3,849,946	3,782,968	17.2
First Lien Debt (Revolver) (12)		11.33%	SOFR+	6.50%	12/14/2021	7/16/2025	82,696	81,721	77,901	0.4
							3,932,643	3,931,667	3,860,869	17.6
One GI LLC (12)	Offices of Other Holding Companies
First Lien Debt (Delayed Darw)		11.13%	L+	6.75%	12/13/2021	12/22/2025	866,250	853,318	812,176	3.7
First Lien Debt (Delayed Draw) (12)		11.14%	L+	6.75%	12/13/2021	12/22/2025	455,278	446,052	426,667	1.9
Firs Lien Debt (Revolver) (12)		n/m (5)	L+	6.75%	12/13/2021	12/22/2025	—	(2,463)	(10,404)	—
							1,321,528	1,296,907	1,228,439	5.6
Redstone Holdco 2 LP (F/K/A RSA Security)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		12.11%	L+	7.75%	4/16/2021	4/27/2029	1,000,000	989,670	752,712	3.4

RC Buyer, Inc.	Other Automotive Mechanical and Electrical Repair and Maintenance
Second Lien Debt		11.23%	L+	6.50%	6/24/2022	7/30/2029	1,125,000	1,083,088	1,064,250	4.8

RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 Class A units) (7) (13)					1/17/2018			88,917	73,264	0.3

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2022

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
RumbleOn, Inc. (11)	Other Industrial Machinery Manufacturing
First Lien Debt		12.98%	L+	8.25%	8/31/2021	8/31/2026	$996,314	$954,147	$904,355	4.1%
First Lien Debt (Delayed Draw) (12)		12.98%	L+	8.25%	8/31/2021	8/31/2026	301,435	297,288	261,325	1.2
Warrants (warrants to purchase up to $150,000 in common stock) (7)					8/31/2021	7/25/2023 (16)		50,082	277	—
							1,297,749	1,301,517	1,165,957	5.3
Spring Education Group, Inc. (F/K/A SSH Group Holdings, Inc.,)	Child Day Care Services
Second Lien Debt		12.98%	L+	8.25%	7/26/2018	7/30/2026	1,241,800	1,221,651	1,199,701	5.4

SS Acquisition, LLC (6)	Sports and Recreation Instruction
First Lien Debt		11.10%	SOFR+	6.85%	12/30/2021	12/30/2026	625,000	620,006	613,871	2.8
First Lien Debt (Delayed Draw) (12)		11.84%	SOFR+	7.59%	12/30/2021	12/30/2026	250,000	247,618	243,323	1.1
							875,000	867,624	857,194	3.9
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Second Lien Debt		12.38%	L+	8.00%	5/15/2018	4/30/2026	1,593,220	1,593,203	1,593,220	7.2

The Escape Game, LLC	All other amusement and recreation industries
First Lien Debt		11.38%			12/21/2021	12/22/2024	1,166,666	1,166,666	1,178,333	5.4
First Lien Debt (Revolver) (12)		n/m (5)			12/21/2021	12/22/2024	—	(2,191)	—	—
							1,166,666	1,164,475	1,178,333	5.4
Thryv (9)	Directory and Mailing List Publishers
First Lien Debt		12.88%	L+	8.50%	2/18/2021	3/1/2026	1,838,618	1,807,811	1,816,407	8.2

Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt		9.32%	L+	5.75%	10/14/2021	10/14/2026	1,328,932	1,323,878	1,328,932	6.0
First Lien Debt (Revolver) (12)		12.25%	Prime+	4.75%	10/14/2021	10/14/2026	37,500	36,665	37,500	0.2
							1,366,432	1,360,543	1,366,432	6.2
TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		12.91%	L+	8.50%	5/13/2021	11/2/2028	1,500,000	1,536,875	1,408,707	6.4

Wellful Inc. (F/K/A KNS Acquisition Corp.)	Electronic Shopping and Mail-Order Houses
First Lien Debt		10.42%	L+	6.25%	7/26/2021	4/21/2027	968,750	966,834	930,764	4.1

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2022

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets

Total Debt and Equity Investments							$46,427,888	$45,230,736	$43,345,742	196.9%

Structured Finance Securities (11)
Apex Credit CLO 2020
Subordinated Notes (14) (15)		19.26%			11/16/2020	10/20/2031	$3,650,000	$3,266,125	$2,633,996	11.9%

Apex Credit CLO 2021 Ltd
Subordinated Notes (14) (15)		18.54%			5/28/2021	7/18/2034	1,480,000	1,234,427	1,053,101	4.8

Apex Credit CLO 2022-1A
Subordinated Notes (14) (15)		16.48%			4/28/2022	4/22/2033	1,892,824	1,480,489	1,519,519	6.9

CLO other (10)		16.95%						19,692	26,172	0.1

Elevation CLO 2021-14 Ltd
Subordinated Notes (14) (15)		16.05%			9/21/2021	10/20/2034	1,750,000	1,444,114	1,272,272	5.8

Elevation CLO 2021-15, Ltd.
Subordinated Notes (14) (15)		16.95%			12/6/2021	1/5/2035	1,250,000	906,083	808,448	3.7

Monroe Capital MML CLO X, LTD.
Mezzanine Debt - Class E-R		13.03%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000,000	945,055	873,648	4.0

Regatta II Funding
Mezzanine bond - Class DR2		11.03%	L+	6.95%	6/5/2020	1/15/2029	800,000	777,931	737,633	3.3

Total Structured Finance Securities							11,822,824	10,073,915	8,924,790	40.5%

Total Investments							$58,250,712	$55,304,651	$52,270,532	237.4%
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

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Inergex Holdings, LLC	Senior Secured Loan	0% or 2.00%	12.15% or 14.15%	2.00%
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
(6)    The Company entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it agreed to receive its payment after the repayment of certain co-lenders pursuant to a payment waterfall. The table below provides additional details as of December 31, 2022:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
SS Acquisition, LLC	11.10%	10.49%	0.61%
SS Acquisition, LLC (Delayed Draw)	11.84%	10.49%	1.35%
(7)    Non-income producing.
(8)    Investments pledged as collateral under the Banc of California Credit Facility.
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
(17) Investment was on non-accrual status as of December 31, 2022, meaning the Company suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
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
The Company’s objective is to provide stockholders with both current income and capital appreciation through its strategic investment focus primarily on debt investments and, to a lesser extent, equity investments in middle-market companies principally in the United States. In addition, the Company may invest in collateralized loan obligation (“CLO”) debt, subordinated notes (i.e., residual or equity) and loan accumulation facility securities (collectively referred to as “Structured Finance Securities”). OFS Capital Management, LLC (“OFS Advisor”), an affiliate of the Company, a registered investment adviser and a subsidiary of Orchard First Source Asset Management Holdings, LLC (“OFSAM Holdings”), serves as investment adviser to, and manages the day-to-day operations of the Company. From August 3, 2020 through February 1, 2022, CIM Capital IC Management, LLC (“CIM Capital”), an affiliate of the Company, OFS Advisor and CCO Capital, LLC (“CCO”), and a registered investment adviser under the 1940 Act, served as sub-adviser to the Company. OFS Advisor serves as the investment adviser or sub-adviser to other funds, including OFS Capital Corporation (“OFS Capital”), a publicly-traded BDC with an investment strategy similar to the Company’s. OFS Advisor also serves as the investment adviser to OFS Credit Company, Inc. (“OCCI”), a non-diversified, externally managed, closed-end registered investment company under the 1940 Act that primarily invests in Structured Finance Securities. Additionally, OFS Advisor serves as the investment adviser to separately-managed accounts and sub-advisor to investment companies managed by an affiliate.
The Company intends to raise up to $200,000,000 through offering shares of its common stock to investors in a continuous offering (the “Offering”) in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). Through August 3, 2020, the Company and OFS Advisor were party to a dealer manager agreement (the “Dealer Management Agreement”) with International Assets Advisory, LLC (“IAA”). Placement activities were conducted by IAA and participating broker-dealers who solicited subscriptions to purchase shares of the Company’s common stock. On August 3, 2020, the Dealer Manager Agreement was amended and restated to include CCO, an affiliate of the Company, OFS Advisor and CIM Capital, as an additional dealer manager for the Offering. From August 3, 2020 through August 31, 2020, CCO and IAA served as “co-dealer managers” and, effective September 1, 2020, IAA assigned and transferred all of IAA’s rights, obligations, interests and benefits under the Dealer Manager Agreement to CCO. On February 2, 2022, the Company entered into a second amended and restated dealer manager agreement (the “Second Amended Dealer Manager Agreement”). Among other things, the Second Amended Dealer Manager Agreement removed IAA as a dealer manager in the Offering. From time to time, the Company may enter into agreements with placement agents to sell, distribute and market shares of its common stock in the Offering. The Company may pay certain placement or “finder’s” fees to placement agents engaged by the Company in connection with the Offering. In addition, investors who are purchasing shares through a placement agent may be required to pay a fee or commission directly to the placement agent.
The Company may make investments through HPCI-MB, Inc. (“HPCI-MB”), a wholly owned and consolidated subsidiary taxed under subchapter C of the Code, that generally holds the equity investments of the Company that are taxed as pass-through entities. Under normal market conditions, the Company will invest at least 80% of its total assets in “corporate income-related investments.” “Corporate income-related investments” are defined as loans, bonds and securities, such as subordinated debt and stock, where the counterparty is a corporate entity and the investment is expected to provide the Company with income over time. The Company intends for “corporate income related investments” to consist of investments in: (i) floating and fixed rate senior secured loans, which are comprised of first lien, second lien and unitranche loans of United States middle-market companies; (ii) broadly syndicated senior secured corporate loans; (iii) unsecured loans; (iv) collateralized loan obligation debt, subordinated debt, income notes and loan accumulation facility positions; (v) opportunistic credit investments, including stressed and distressed credit situations and long/short credit investments; and (vi) warrants and other equity securities of United States middle-market companies.
Note 2. Summary of Significant Accounting Policies
Basis of presentation: The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including ASC Topic 946, Financial Services-Investment Companies, and the reporting requirements for Form 10-K, the 1940 Act, and Articles 6 and 12 of Regulation S-X. The consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation in accordance with GAAP.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
Fair value of financial instruments: The Company applies fair value accounting to all of its financial instruments in accordance with ASC Topic 820, which defines fair value, establishes a framework to measure fair value, and requires disclosures regarding fair value measurements. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined through the use of models and other valuation techniques, valuation inputs, and assumptions market participants would use to value the financial instrument. Highest priority is given to prices for identical financial instruments quoted in active markets (Level 1) and the lowest priority is given to unobservable valuation inputs (Level 3). The availability of observable inputs can vary significantly and is affected by many factors, including the type of product, whether the product is new to the market, whether the product is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that the valuation is based on unobservable inputs, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3 (i.e., those instruments valued using unobservable inputs), which comprise the majority of the Company’s investments. See Note 5 for details.
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
Investment classification: The Company classifies its investments in accordance with the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in those companies in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of board representation. “Affiliate Investments” are defined as investments in those companies in which the Company owns between 5% and 25% of the voting securities and “Non-Control/Non-Affiliate Investments” are those that neither qualify as Control Investments nor Affiliate Investments. As of December 31, 2023 and 2022, the Company did not have any investments classified as Affiliate Investments or Control Investments.
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
Cash and cash equivalents: The Company’s cash balances are maintained with a member bank of the Federal Deposit Insurance Corporation (“FDIC”) and at times, such balances may exceed the FDIC insurance limits. The Company does not believe its cash balances are exposed to any significant credit risk. As of December 31, 2023 and 2022, cash includes $807,831 and $973,147, respectively, held in a US Bank N.A. money market deposit account.
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
Contractual issuer expenses: Contractual issuer expenses are those expenses defined in the advisory agreements with OFS Advisor and affiliates, as amended, related to the Offering but not included in GAAP offering costs and include: (a) costs associated with technology integration between the Company’s systems and those of its participating broker-dealers; (b) marketing expenses, including development of marketing materials and marketing presentations, training and educational meetings, and generally coordinating the marketing process for the Company; and (c) the salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in the Offering and these other contractually-

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

defined activities (“Contractual Issuer Expenses”). Contractual Issuer Expenses are expensed as incurred and such amounts are limited under agreements with OFS Advisor and affiliates, and are subject to conditional reimbursement.
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
Revenue recognition:
Interest income: Interest income from the Company’s loan and CLO debt investments is recognized on an accrual basis and reported as an interest receivable until collected. Interest income is accrued based on the outstanding principal amount on the consolidated schedule of investments and the contractual terms of the debt investment. Certain of the Company’s investments contain a payment-in-kind interest income provision (“PIK interest”). The PIK interest, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash. Recognition of cash and PIK interest includes assessments of collectability. The Company discontinues the accrual of interest income, including PIK interest, when there is reasonable doubt that the interest income will be collected. See Non-Accrual Loans section.
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
Interest income - Structured Finance Securities: Structured Finance Securities include CLO mezzanine debt, CLO subordinated notes and loan accumulation facility positions. Interest income from investments in CLO subordinated securities is recognized on the basis of the estimated effective yield to expected redemption utilizing estimated cash flows in accordance with ASC Subtopic 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash flows from its CLO subordinated notes, and the accretable yields are generally established at purchase, and reevaluated upon the receipt of the initial distribution and each subsequent quarter thereafter. Expected cash flows inherent in the Company’s estimates of accretable yields are based on expectations of defaults and loss-on-default severity, as well as other loan-performance assumptions, impacting the loans in the underlying CLO portfolios. These estimated cash flows are subject to a reasonable possibility of near-term change due to economic and credit market conditions, and the effect of these changes could be material.
Further, the Company may receive other CLO equity-related securities in connection with the Company’s acquisition of, subsequent amendment to, or restructuring of, CLO equity investments. The Company determines the cost basis of the security based on its fair value and the fair value of the CLO equity investment and other securities or consideration received.
Interest income from investments in loan accumulation facilities is recognized on an accrual basis based on an estimated yield. Income notes associated with loan accumulation facilities generally pay returns equal to the actual income earned on facility assets less costs of senior financing and manager costs. Interest income is generally received upon the earlier of the closing of the CLO securitization or liquidation of the underlying portfolio. The Company periodically evaluates the realizability of such amounts and, if necessary, subsequently adjusts the estimated yield.
Dividend income: Dividend income on common equity securities in limited liability companies, partnerships, and other private entities, generally payable in cash, is accrued at the time dividends are declared (in the absence of a formal ex-dividend or record date). Declared dividends payable in cash are reported as dividends receivable until collected. Distributions in excess of current or accumulated net income of the underlying portfolio company are recorded as return of capital and, correspondingly, as a reduction in the cost of the investment. Dividend income on preferred equity investments is accrued based on the

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

contractual terms of the preferred equity investment, subject to assessments of collectability (including fair value coverage). Dividends on preferred equity securities may be payable in cash or in additional preferred securities. Non-cash dividends payable in additional preferred securities (“PIK dividends”) are recorded as an adjustment (i.e., increase) to the cost basis of the investment. The Company discontinues accrual of PIK dividends when there is reasonable doubt that the income will ultimately be collected.
Fee income: The Company generates fee revenue in the form of syndication, prepayment, and other contractual fees, that are recognized as the related services are rendered. In the general course of its business, the Company receives certain fees, such as management fees, from portfolio companies which are non-recurring in nature. Prepayment fees are received on certain loans when repaid prior to their scheduled due date, which are recognized as earned when received, and syndication fees are received for capital structuring, loan syndication or advisory services from certain portfolio companies, which are recognized as earned upon closing of the investment. The Company also earns unfunded commitment fees on undrawn revolving lines of credit balances and delayed draw facilities.
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
Non-accrual loans: Management reviews, for placement on non-accrual status, all loans that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid interest is reversed. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Interest payments subsequently received on non-accrual investments may be recognized as income or applied to amortized cost depending upon management’s judgment. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, the investments are estimated to be probable of collection as to all principal and interest. See Note 4 for further information on loans on non-accrual status as of December 31, 2023 and December 31, 2022.
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
The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater and undistributed ICTI, income and excise tax expense, and, if involving multiple years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions at December 31, 2023, 2022 and 2021. The current and prior three tax years generally remain subject to examination by U.S. federal and most state tax authorities.
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
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred debt issuance costs are presented as a direct reduction of the related debt

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

liability on the consolidated statements of assets and liabilities except for deferred debt issuance costs associated with the Company's revolving line of credit, which are included in prepaid expenses and other assets on the consolidated statements of assets and liabilities. Unamortized debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2023 and 2022 were $100,040 and $2,943, respectively. Deferred debt issuance costs are amortized to interest expense on a straight-line basis over the term of the related debt.
Interest expense: Interest expense is recognized on an accrual basis as incurred.
Concentration of credit risk: Aside from the Company’s investments, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. The Company places cash deposits only with high credit quality institutions which OFS Advisor believes will mitigate the risk of loss due to credit risk. If borrowers completely fail to perform according to the terms of the contracts, the amount of loss due to credit risk from the Company’s investments is equal to the Company’s recorded investment and the unfunded commitments disclosed in Note 6.
New Accounting Pronouncements and Rule Issuances
In June 2022, the FASB issued Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Company has concluded that this guidance will not have a material impact on its consolidated financial statements.
In December 2023, the FASB issued Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 amend Topic 740 to, among other things, require on an annual basis, the disclosure of additional income tax information related to the Company’s effective tax rate reconciliation and income taxes paid. ASU 2023-09 is intended to enhance the transparency by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact, if any, ASU 2023-09 will have on its consolidated financial statements.
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
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other funds advised or sub-advised by OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to other funds, including OFS Capital and OCCI.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Pre-incentive fee net investment income is expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter. The incentive fee with respect to pre-incentive fee net income is 100.0% of the amount, if any, by which the pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 1.75% (or 7.0% annualized) “hurdle rate” but is less than 2.1875% (or 8.75% annually), referred to as the “catch-up” provision, and 20.0% of the amount of pre-incentive fee net investment income, if any, that exceeds 2.1875%. The “catch-up” is meant to provide OFS Advisor with 20.0% of the pre-incentive fee net investment income as if a hurdle rate did not apply if pre-incentive fee net investment income exceeds 2.1875% in any calendar quarter. The Income Incentive Fee is calculated before the determination of any operating expense limitation under the ESAs, as further described below.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
Equity Ownership: As of December 31, 2023, affiliates of OFS Advisor held 74,084 shares of common stock, which is approximately 4.0% of the Company's outstanding shares of common stock.
Expenses recognized under agreements with the Advisors, CCO and OFS Services and distributions paid to affiliates for the years ended December 31, 2023, 2022 and 2021 are presented below:

	Year Ended December 31,
	2023	2022	2021
Base management fees	$619,862	$619,633	$562,903
Incentive fees(1)	552,332	125,018	339,609
Administrative fees	818,502	939,870	750,568
Dealer manager fees	7,100	41,800	25,350
Reimbursements of offering and Contractual Issuer Expenses	10,650	33,000	12,675
Distributions paid to affiliates	75,210	75,210	75,210
(1) During the years ended December 31, 2023, 2022 and 2021, incentives fees were comprised of Income Incentive Fees.
Expense Limitation Agreements: The table below presents the contractual agreements between the Company and OFS Advisor and affiliates that provide or provided expense limitation for the period December 8, 2015 (inception) to date. The expense limitation clauses in these agreements were substantially identical, and as of December 31, 2023, all amounts are conditionally reimbursable to OFS Advisor for three years from the date such support is provided.

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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

OFS Advisor’s obligation to provide expense support to the Company can be terminated at any time.
Expense limitations provided under the Advisory Agreements and ESAs for the years ended December 31, 2023, 2022 and 2021, are presented below:

	Year Ended December 31,
	2023	2022	2021
Net offering costs and Contractual Issuer Expenses limitations under the Advisory Agreements	$375,818	$373,563	$79,526
Net operating expense support under the ESAs	—	144,314	1,171,107
Total expense limitations	$375,818	$517,877	$1,250,633
At December 31, 2023 and 2022, the Company is conditionally obligated to reimburse OFS Advisor for aggregate expense support provided since inception, as presented below:

	December 31,
	2023	2022
Unreimbursed offering costs and Contractual Issuer Expenses under the Advisory Agreements	$829,397	$650,768
Unreimbursed operating expense limitations under the ESAs	1,315,422	2,932,038
Total conditional reimbursement obligation under expense limitation agreements	$2,144,819	$3,582,806
Offering costs and Contractual Issuer Expense limitations: The Company received aggregate expenses limited under the Advisory Agreements of $2,753,682 through December 31, 2023, and OFS Advisor expects to continue to incur offering costs and Contractual Issuer Expenses on behalf of the Company throughout the Offering. Under the terms of the Investment Advisory Agreement, the Company is conditionally liable for these costs, which are eligible for reimbursement for three years from the date incurred. The Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all amounts eligible for reimbursement have been recovered. The Company reimbursed OFS Advisor organization and offering costs of $10,650, $33,000 and $12,675 for the years ended December 31, 2023, 2022 and 2021, respectively.
Unreimbursed organization and offering costs, and Contractual Issuer Expenses as of December 31, 2023 are summarized below based on the period in which the costs were incurred:

Period incurred	Unreimbursed Total	Expiration of reimbursement eligibility(1)
Three months ended March 31, 2021	$820	March 31, 2024
Three months ended June 30, 2021	24,408	June 30, 2024
Three months ended September 30, 2021	12,592	September 30, 2024
Three months ended December 31, 2021	19,768	December 31, 2024
Year ended December 31, 2022	375,824	December 31, 2025
Year ended December 31, 2023	395,985	December 31, 2026
Total unreimbursed offering costs and Contractual Issuer Expenses	$829,397
(1)    Expenses are pooled monthly for the determination of their reimbursement expiration date and are summarized into quarterly and yearly pools for presentation purposes. Expiration of reimbursement eligibility for portions of each pool occurs at each month-end within the periods presented above.
All Other Operating Expenses: All other operating expenses, not separately limited under the Advisory Agreements, are limited under the Second Amended Expense Support Agreement such that no distribution by the Company is deemed to be a return of capital contributed by its stockholders. OFS Advisor is required to provide expense support payments to the Company when its distributable taxable income is less than its aggregate distributions declared during the year.
Previously provided expense support payments to the Company are eligible for reimbursement to OFS Advisor when the Company’s distributable taxable income is greater than its aggregate distributions declared during the year. The Second Amended Expense Support Agreement provides for conditional reimbursement of expense support payments (“Reimbursement Payments”) by the Company only: (i) to the extent they do not cause the then-current annualized year-to-date and quarterly “Other Operating Expense Ratio” (defined below) to exceed such ratios for the annual and quarterly periods, respectively, for

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

which the Company will reimburse OFS Advisor; and (ii) if the then-current annualized rate of distribution per share equals or exceeds the annualized rate of distribution per share of the supported period for which the Company will reimburse OFS Advisor. The Other Operating Expense Ratio is defined as total operating expenses reported in the statement of operations excluding interest expense, base management fees, incentive fees, organization cost, amortization of deferred offering costs, and Contractual Issuer Expenses as a percentage of net assets. OFS Advisor will not be entitled to reimbursement: (i) if the Other Operating Expenses Ratio at the time of reimbursement, after consideration of the impact of reimbursement on such ratio, exceeds the Other Operating Expenses Ratio in effect at the time the expenses were reimbursed; or (ii) if our current distribution rate is lower than the distribution rate for the period the expenses will be reimbursed.
For the year ended December 31, 2023, the Company had excess distributable operating income of $37,886 that was not eligible for reimbursement as of December 31, 2023 based on the conditional reimbursement clauses under the Second Amended Expense Support Agreement. Such excess distributable taxable income will spillover to the following tax year as accumulated distributable income.
Unreimbursed support for operating expenses provided under the ESAs and conditions for reimbursement to OFS Advisor as of December 31, 2023, are summarized below:

				Other Operating Expense Ratio
Supported for Three Months Ended	Amount of Expense Support	Reimbursement of Expense Support	Unreimbursed Expense Support	Annualized for the Quarter Limitation was Provided	Annual for Year Limitation was Provided	Annualized Rate of Distribution Per Share (1)	Expiration of Reimbursement Eligibility
March 31, 2021	$253,800	$—	$253,800	6.5%	6.8%	7.2%	3/31/2024
June 30, 2021	264,533	—	264,533	7.6%	6.8%	7.1%	6/30/2024
September 30, 2021	652,774	—	652,774	6.8%	6.8%	7.1%	9/30/2024
December 31, 2021(2)	—	—	—	n/a	n/a	n/a	n/a
March 31, 2022	134,376	—	134,376	7.2%	8.1%	7.0%	3/31/2025
June 30, 2022(2)	—	—	—	n/a	n/a	n/a	n/a
September 30, 2022(2)	—	—	—	n/a	n/a	n/a	n/a
December 31, 2022	9,939	—	9,939	8.5%	8.1%	7.8%	12/31/2025
March 31, 2023(3)	108,548	108,548	—	10.2%	9.7%	8.0%	n/a
June 30, 2023(2)	—	—	—	n/a	n/a	n/a	n/a
September 30, 2023(3)	177,156	177,156	—	9.7%	9.7%	8.4%	n/a
December 31, 2023(2)	—	—	—	n/a	n/a	n/a	n/a
Total			$1,315,422
(1)    The annualized rate of distributions per share is expressed as a percentage equal to the annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular quarterly cash distribution per share as of such date without compounding), divided by our offering price per share as of such date.
(2)    OFS Advisor was not required to provide the Company support for operating expenses during such period.
(3)    During the three months ended December 31, 2023, the Company reimbursed OFS Advisor aggregate operating expense support payments of $285,704, comprised of expense support payments which had been provided in the first and third quarters of 2023, based on estimated distributable taxable income relative to distributions at such times. Accordingly, there were no net expense support payments, or reimbursements of prior year payments, during the year ended December 31, 2023.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 4. Investments
As of December 31, 2023, the Company had loans to 28 portfolio companies, of which 67.2% were first lien loans and 32.8% were second lien loans, at fair value, respectively. The Company also had equity investments in five portfolio companies and six investments in Structured Finance Securities.
As of December 31, 2023, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$23,812,835	51.2%	123.7%	$23,501,556	55.4%	122.1%
Second lien debt investments	12,881,769	27.7	66.9	11,486,832	27.0	59.7
Preferred equity investments	34,464	0.1	0.2	34,410	0.1	0.2
Common equity and warrant investments	340,671	0.7	1.8	356,733	0.8	1.9
Total debt and equity investments	37,069,739	79.7	192.6	35,379,531	83.3	183.9
Structured Finance Securities	9,425,888	20.3	49.0	7,096,541	16.7	36.8
Total	$46,495,627	100.0%	241.6%	$42,476,072	100.0%	220.7%
(1) Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $17,483,339 and $17,384,403, respectively.
As of December 31, 2023, the Company had loans on non-accrual status with respect to all interest and Net Loan Fee amortization, with an amortized cost and fair value of $865,283 and $36,810, respectively.
As of December 31, 2023, all of the Company’s debt and equity investments were domiciled in the United States, while its Structured Finance Securities were domiciled in the Cayman Islands. These CLO investments generally hold underlying portfolios of debt investments of United States domiciled companies. Geographic composition is determined by the location of the corporate headquarters of the portfolio company.
The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
All Other Business Support Services	$682,361	1.5%	3.5%	$631,913	1.5%	3.4%
Landscaping Services	1,530,562	3.3	8.0	1,428,984	3.4	7.4
Security Systems Services (except Locksmiths)	2,031,402	4.4	10.6	2,047,222	4.8	10.6
Education Services
Professional and Management Development Training	484,899	1.0	2.5	494,567	1.2	2.6
Sports and Recreation Instruction	919,093	2.0	4.8	925,000	2.2	4.8
Health Care and Social Assistance
All Other Outpatient Care Centers	722,499	1.6	3.8	722,499	1.7	3.8
Home Health Care Services	1,138,621	2.4	5.9	981,944	2.3	5.1
Outpatient Mental Health and Substance Abuse Centers	1,667,292	3.6	8.7	1,683,415	4.0	8.7
Services for the Elderly and Persons with Disabilities	2,969,121	6.4	15.4	2,914,754	6.9	15.1
Information
Cable and Other Subscription Programming	1,133,039	2.4	5.9	1,097,475	2.6	5.7
Data Processing, Hosting, and Related Services	1,172,276	2.5	6.1	958,796	2.3	5.0
Software Publishers	—	—	—	213,000	0.5	1.1

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Finance and Insurance
Commodity Contracts Dealing	$1,327,208	2.9%	6.9%	$1,327,208	3.1%	6.9%
Management of Companies and Enterprises
Offices of Other Holding Companies	1,294,517	2.8	6.7	1,236,662	2.9	6.4
Manufacturing
Current-Carrying Wiring Device Manufacturing	1,241,484	2.7	6.5	1,280,271	3.0	6.7
Ice Cream and Frozen Dessert Manufacturing	822,613	1.8	4.3	737,204	1.7	3.8
Motorcycle, Bicycle, and Parts Manufacturing	1,361,913	2.8	7.0	1,264,828	3.0	6.6
Other Industrial Machinery Manufacturing	955,895	2.1	5.0	875,004	2.1	4.5
Professional, Scientific, and Technical Services
Computer Systems Design Services	498,399	1.1	2.6	504,953	1.2	2.6
Other Computer Related Services	1,139,664	2.5	5.9	1,147,439	2.7	6.0
Public Administration
Other Justice, Public Order, and Safety Activities	46,403	0.1	0.2	2,699	—	—
Retail Trade
Electronics and Appliance Stores	1,514,045	3.2	7.8	1,524,789	3.6	7.9
Electronic Shopping and Mail-Order Houses	942,317	2.0	4.9	901,875	2.1	4.7
Supermarkets and Other Grocery (except Convenience) Stores	1,880,395	4.0	9.8	1,975,000	4.6	10.3
Wholesale Trade
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	1,991,304	4.3	10.3	1,697,762	3.9	8.8
Industrial Machinery and Equipment Merchant Wholesalers	1,593,208	3.4	8.3	1,593,220	3.7	8.3
Motor Vehicle Parts (Used) Merchant Wholesalers	5,143,925	11.0	26.7	5,174,237	12.2	26.9
Other Miscellaneous Nondurable Goods Merchant Wholesalers	865,283	1.9	4.5	36,810	0.1	0.2
Total debt and equity investments	$37,069,739	79.7%	192.6%	$35,379,531	83.3%	183.9%
Structured Finance Securities	9,425,888	20.3	49.0	7,096,541	16.7	36.8
Total investments	$46,495,627	100.0%	241.6%	$42,476,072	100.0%	220.7%
Portfolio Concentration: As of December 31, 2023, the Company’s first lien debt investment in All Star Auto Lights, Inc. accounted for 12% and 27% of its total portfolio at fair value and its total net assets, respectively. As of December 31, 2023, approximately 11% and 24% of the Company’s total portfolio at fair value and its net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2022, the Company had loans to 32 portfolio companies, of which 63.0% were first lien loans, 36.9% were second lien loans and 0.1% were subordinated loans, at fair value. The Company also had equity investments in six portfolio companies and seven investments in Structured Finance Securities. At December 31, 2022, investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$27,574,389	49.8%	125.2%	$27,066,284	51.8%	122.9%
Second lien debt investments	16,692,029	30.2	75.8	15,876,966	30.4	72.1
Subordinated debt investments	484,730	0.9	2.2	58,092	0.1	0.3
Common equity and warrant investments	479,588	0.9	2.2	344,400	0.7	1.6
Total debt and equity investments	45,230,736	81.8	205.4	43,345,742	83.0	196.9
Structured Finance Securities	10,073,915	18.2	45.8	8,924,790	17.0	40.5
Total	$55,304,651	100.0%	251.2%	$52,270,532	100.0%	237.4%
(1) Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $14,509,385 and $14,235,273, respectively.
At December 31, 2022, the Company had loans on non-accrual status with respect to all interest and Net Loan Fee amortization, with an aggregate amortized cost and fair value of $484,730 and $58,092, respectively.
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
The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services
All Other Business Support Services	$686,614	1.2%	3.1%	$627,667	1.2%	2.9%
Landscaping Services	1,536,875	2.8	7.0	1,408,707	2.7	6.4
Security Systems Services (except Locksmiths)	2,024,310	3.7	9.2	2,008,741	3.8	9.1
Arts, Entertainment, and Recreation
All other amusement and recreation industries	1,164,476	2.1	5.3	1,178,333	2.3	5.4
Education Services
Sports and Recreation Instruction	867,624	1.6	3.9	857,194	1.6	3.9
Health Care and Social Assistance
Child Day Care Services	1,221,651	2.2	5.5	1,199,701	2.3	5.4
Home Health Care Services	990,587	1.8	4.5	938,125	1.8	4.3
Outpatient Mental Health and Substance Abuse Centers	1,658,878	3.0	7.5	1,640,729	3.1	7.5
Services for the Elderly and Persons with Disabilities	2,148,085	3.9	9.8	2,093,582	4.0	9.5
Information
Cable and Other Subscription Programming	1,113,070	2.0	5.1	1,024,034	2.0	4.7
Data Processing, Hosting, and Related Services	1,094,550	2.0	5.0	1,061,595	2.0	4.8
Directory and Mailing List Publishers	1,807,811	3.3	8.3	1,816,407	3.6	8.2

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Software Publishers	$88,917	0.2%	0.4%	$73,264	0.1%	0.3%
Management of Companies and Enterprises
Offices of Other Holding Companies	1,296,908	2.3	5.9	1,228,439	2.4	5.6
Manufacturing
Current-Carrying Wiring Device Manufacturing	1,208,792	2.2	5.5	1,247,042	2.4	5.7
Ice Cream and Frozen Dessert Manufacturing	820,643	1.5	3.7	770,191	1.5	3.5
Motorcycle, Bicycle, and Parts Manufacturing	1,360,544	2.5	6.2	1,366,432	2.7	6.2
Other Industrial Machinery Manufacturing	1,301,517	2.4	5.9	1,165,958	2.2	5.3
Other Services (except Public Administration)
Communication Equipment Repair and Maintenance	1,670,959	3.0	7.6	1,571,660	3.0	7.1
Other Automotive Mechanical and Electrical Repair and Maintenance	1,083,088	2.0	4.9	1,064,250	2.0	4.8
Professional, Scientific, and Technical Services
Administrative Management and General Management Consulting Services	3,931,667	7.0	17.9	3,860,868	7.4	17.5
Computer Systems Design Services	489,756	0.9	2.2	485,701	0.9	2.2
Other Computer Related Services	973,017	1.8	4.4	991,189	1.9	4.5
Public Administration
Other Justice, Public Order, and Safety Activities	46,403	0.1	0.2	2,099	—	—
Retail Trade
Electronics and Appliance Stores	1,607,427	2.8	7.3	1,620,332	3.1	7.4
Electronic Shopping and Mail-Order Houses	966,834	1.7	4.4	930,764	1.8	4.2
Shoe Store	534,730	1.0	2.4	58,092	0.1	0.3
Supermarkets and Other Grocery (except Convenience) Stores	1,882,330	3.4	8.5	1,844,130	3.5	8.4
Wholesale Trade
Computer and Computer Peripheral Equipment and Software Merchant Wholesalers	1,989,670	3.6	9.0	1,685,802	3.3	7.7
Industrial Machinery and Equipment Merchant Wholesalers	1,593,203	2.9	7.2	1,593,220	3.0	7.2
Motor Vehicle Parts (Used) Merchant Wholesalers	5,176,429	9.3	23.5	5,182,696	9.9	23.5
Other Miscellaneous Nondurable Goods Merchant Wholesalers	893,370	1.6	4.1	748,797	1.4	3.4
Total debt and equity investments	$45,230,736	81.8%	205.4%	$43,345,742	83.0%	196.9%
Structured Finance Securities	10,073,915	18.2	45.8	8,924,790	17.0	40.5
Total investments	$55,304,651	100.0%	251.2%	$52,270,532	100.0%	237.4%

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 5. Fair Value of Financial Instruments
Investments
The Company’s investments are carried at fair value and determined in accordance with ASC 820 and a documented valuation policy that is applied in a consistent manner. On September 7, 2022, pursuant to Rule 2a-5 of the 1940 Act (“Rule 2a-5”), the Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to the Company’s investments, commencing with the quarter ended September 30, 2022, and the Board maintains oversight of OFS Advisor in its capacity as valuation designee, as prescribed in Rule 2a-5.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values are determined with models or other valuation techniques, valuation inputs, and assumptions that market participants would use in pricing an asset or liability. Valuation inputs are organized in a hierarchy that gives the highest priority to prices for identical assets or liabilities quoted in active markets (Level 1) and the lowest priority to fair values based on unobservable inputs (Level 3). The three levels of inputs in the fair value hierarchy are described below:
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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. During the years ended December 31, 2023 and 2022, no debt investments were transferred between Level 2 and Level 3.
Certain of the Company’s investments are exchanged in the non-public market among banks, CLOs and other institutional investors for loans to large U.S. corporations. The Company classifies these loan investments as Level 2 when a sufficient number of market quotations or indicative prices from pricing services or broker/dealers (collectively, “Indicative Prices”) are available, and the depth of the market is sufficient to transact at those prices in amounts approximating the Company’s investment position at the measurement date. Additionally, observed transactions at or near the measurement date are also considered Indicative Prices. Investments for which sufficient Indicative Prices exist are generally valued consistent with such Indicative Prices.
In addition, each quarter, the Company assesses whether an arm’s length transaction occurred in the same security, including the Company’s new investments during the quarter, the cost of which (“Transaction Prices”), may be considered a reasonable indication of fair value generally up to three months after the transaction date. Senior secured debt investments with a fair value of $4,987,207 and $0 were valued at their Transaction Prices at December 31, 2023 and December 31, 2022, respectively.
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
The fair value of Structured Finance Securities are also estimated primarily by discounted cash flow techniques. In valuing such investments, the Company considers CLO performance metrics, including prepayment rates, default rates, loss-on-default and recovery rates, and other metrics, as well as estimated market yields provided by a recognized industry pricing service as a primary source for discounted cash flow fair value estimates, supplemented by actual trades executed in the market at or around period-end, as well as the Indicative Prices provided by broker-dealers in its estimate of the fair value of such investments. The

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Company also considers the operating metrics, typically included in the governing documents of CLO vehicles, including collateralization tests, concentration limits, defaults, restructuring activity and prepayment rates on the underlying loans, if applicable.
The fair value of the Company’s equity investments as well as certain of its impaired debt investments are generally estimated through analysis of the portfolio company's enterprise value under a market approach. Enterprise value means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The primary method for determining enterprise value under the market approach involves multiple analyses whereby appropriate multiples are applied to an earnings metric of the portfolio company, typically earnings before net interest expense, income tax expense, depreciation and amortization (“EBITDA”) or revenue. EBITDA multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. The Company may also utilize other portfolio-company earnings metrics to determine enterprise value, such as forecasted EBITDA or revenue, or a weighting of multiple factors. At time, the Company may also use a discounted cash flow technique to value its equity securities. Application of these valuation methodologies involves a significant degree of judgment by management.
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from elevated interest and inflation rates, the ongoing war between Russia and Ukraine, the escalated armed conflict in the Middle East, instability in the U.S. and international banking systems, the risk of recession or a shutdown of U.S government services and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company’s investments.
The following tables present the Company’s investment portfolio measured at fair value on a recurring basis as of December 31, 2023 and 2022, respectively.

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2023
Debt investments	$—	$3,541,056	$31,447,332	$34,988,388
Equity investments	—	—	391,143	391,143
Structured Finance Securities	—	—	7,096,541	7,096,541
	$—	$3,541,056	$38,935,016	$42,476,072

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2022
Debt investments	$—	$6,935,028	$36,066,314	$43,001,342
Equity investments	—	—	344,400	344,400
Structured Finance Securities	—	—	8,924,790	8,924,790
	$—	$6,935,028	$45,335,504	$52,270,532

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The following tables provide the primary quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of December 31, 2023 and December 31, 2022. The Company may make changes to the valuation techniques, among techniques otherwise commonly used in accordance with its valuation policies, and/or the weighting of techniques used for particular investments based on changes in facts-and-circumstances and depending on the availability of, or changes in, information in order to produce the best estimate of fair value as of the measurement date. In addition to the techniques and unobservable inputs noted in the tables below and in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets.

	Fair Value at December 31, 2023	Valuation techniques	Unobservable inputs	Range (Weighted average)
Debt investments:
First lien	$15,935,793	Discounted cash flow	Discount rates	9.55% - 17.53% (11.94%)
	4,024,707	Market approach	Transaction Price

Second lien	9,505,578	Discounted cash flow	Discount rates	10.45% - 21.70% (13.54%)
	1,018,754	Market approach	Revenue multiples	0.90x - 1.20x (0.91x)
	962,500	Market approach	Transaction Price

Structured Finance Securities:
Subordinated notes and other CLO equity related investments(1)	6,129,390	Discounted cash flow	Discount rates	9.94% - 32.00% (27.32%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Mezzanine debt(1)	967,151	Discounted cash flow	Discount margin	9.50% - 9.50% (9.50%)
			Constant default rate	3.00% - 3.00% (3.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Common equity and warrants	316,731	Market approach	EBITDA multiples	7.50x - 16.50x (13.71x)
	40,002	Market Approach	Revenue multiples	0.70x - 0.70x (0.70x)

Preferred equity	34,410	Market Approach	EBITDA multiples	7.50x - 7.50x (7.50x)
	$38,935,016
(1)    The cash flows utilized in the discounted cash flow calculations assume: (i) liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices; and (ii) redeployment of proceeds at the issuing CLO’s assumed reinvestment rate.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

	Fair Value at December 31, 2022	Valuation techniques	Unobservable inputs	Range (Weighted average)
Debt investments:
First lien	$21,702,916	Discounted cash flow	Discount rates	10.21% - 16.68% (12.67%)

Second lien	14,305,306	Discounted cash flow	Discount rates	11.82% - 20.71% (14.58%)

Subordinated	58,092	Market approach	EBITDA multiples	10.50x - 10.50x (10.50x)

Structured Finance Securities:
Subordinated notes and other CLO equity related investments(1)	7,313,509	Discounted cash flow	Discount rates	9.68% - 24.00% (18.78%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Mezzanine debt(1)	1,611,281	Discounted cash flow	Discount margin	9.15% - 11.60% (10.48%)
			Constant default rate	2.00% - 3.00% (2.54%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Common equity and warrants	344,400	Market approach	EBITDA multiples	3.72x - 11.75x (8.29x)
	$45,335,504
(1)    The cash flows utilized in the discounted cash flow calculations assume: (i) liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices; and (ii) redeployment of proceeds at the issuing CLO’s assumed reinvestment rate.
Changes in market credit spreads or events impacting the credit quality of the underlying portfolio company (both of which could impact the discount rate), as well as changes in enterprise value and/or EBITDA multiples, among other things, could have a significant impact on fair values, with the fair value of a particular debt investment susceptible to change in inverse relation to the changes in the discount rate. Changes in enterprise value and/or EBITDA multiples, as well as changes in the discount rate, could have a significant impact on fair values, with the fair value of an equity investment susceptible to change in tandem with the changes in enterprise value and/or EBITDA multiples, and in inverse relation to changes in the discount rate. Due to wide range of approaches towards developing input assumptions to these valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The following tables present changes in the investments measured at fair value using Level 3 inputs for the years ended December 31, 2023 and 2022:

	First Lien Debt Investments	Second Lien Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2022	$21,702,915	$14,305,307	$58,092	$—	$344,400	$8,924,790	$45,335,504
Net unrealized appreciation (depreciation) on investments	215,639	(679,174)	426,638	(54)	151,250	(1,180,222)	(1,065,923)
Net realized gain (loss) on investments	—	25,200	(484,730)	—	16,070	—	(443,460)
Amortization of Net Loan Fees	120,183	100,165	—	—	—	38,308	258,656
PIK interest	22,696	154,186	—	—	—	—	176,882
Accretion of interest income on Structured Finance Securities	—	—	—	—	—	1,479,366	1,479,366
Purchase of portfolio investments	4,748,140	—	—	34,464	18,750	—	4,801,354
Proceeds from principal payments on portfolio investments	(6,846,104)	(1,277,773)	—	—	—	(800,000)	(8,923,877)
Sale or redemption of portfolio investments	—	(1,113,750)	—	—	—	—	(1,113,750)
Distributions received from portfolio investments	—	—	—	—	(173,737)	(1,365,701)	(1,539,438)
Amendment fees collected	(2,969)	(27,329)	—	—	—	—	(30,298)
Level 3 assets, December 31, 2023	$19,960,500	$11,486,832	$—	$34,410	$356,733	$7,096,541	$38,935,016

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

	First Lien Debt Investments	Second Lien Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2021	$20,563,036	$11,170,617	$476,279	$—	$360,220	$9,995,693	42,565,845
Net unrealized depreciation on investments	(380,053)	(818,267)	(419,725)	—	(157,352)	(1,182,701)	(2,958,098)
Net realized gain (loss) on investments	(5,654)	5,444	—	—	(37,500)	—	(37,710)
Amortization of Net Loan Fees	116,904	74,092	327	—	—	101,897	293,220
PIK interest	17,451	6,368	1,211	—	—	—	25,030
Accretion of interest income on Structured Finance Securities	—	—	—	—	—	1,192,059	1,192,059
Purchase of portfolio investments	6,996,252	4,955,386	—	—	179,032	2,434,117	14,564,787
Proceeds from principal payments on portfolio investments	(5,492,413)	(1,083,333)	—	—	—	(2,500,000)	(9,075,746)
Sale or redemption of portfolio investments	(100,849)	—	—	—	—	—	(100,849)
Distributions received from portfolio investments	—	—	—	—	—	(1,116,275)	(1,116,275)
Amendment fees collected	(11,759)	(5,000)	—	—	—	—	(16,759)
Level 3 assets, December 31, 2022	$21,702,915	$14,305,307	$58,092	$—	$344,400	$8,924,790	$45,335,504
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the years ended December 31, 2023 and 2022, attributable to the Company’s Level 3 assets still held at each respective year end was as follows:

	Year Ended December 31,
	2023	2022
Debt investments	$(613,728)	$(1,614,234)
Equity investments	101,197	(157,353)
Structured Finance Securities	(1,220,520)	(1,136,322)
Net unrealized depreciation on investments held	$(1,733,051)	$(2,907,909)
Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, receivables and payables approximate the fair value of such items due to the short maturity of such financial instruments. The senior secured revolving credit facility between the Company and Banc of California (formally known as Pacific Western Bank), as lender (“Banc of California Credit Facility”), is a variable rate instrument and fair value approximates book value as of December 31, 2023 and December 31, 2022.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The following tables present the fair value measurements of the Company’s debt and the level within the fair value hierarchy of the significant unobservable inputs used to determine such fair values as of December 31, 2023 and 2022:

	December 31, 2023
Description	Level 1	Level 2	Level 3(1)	Total
Banc of California Credit Facility	$—	$—	$7,665,000	$7,665,000
Unsecured Note	—	—	13,935,862	13,935,862
Total debt, at fair value	$—	$—	$21,600,862	$21,600,862

	December 31, 2022
Description	Level 1	Level 2	Level 3(1)	Total
Banc of California Credit Facility	$—	$—	$15,165,000	$15,165,000
Unsecured Note	—	—	12,985,186	12,985,186
Total debt, at fair value	$—	$—	$28,150,186	$28,150,186
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.
The following are the carrying values and fair values of the Company’s debt as of December 31, 2023 and 2022:

	As of December 31, 2023		As of December 31, 2022
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Banc of California Credit Facility	$7,665,000	$7,665,000	$15,165,000	$15,165,000
Unsecured Note	14,787,997	13,935,862	14,715,310	12,985,186
Total debt	$22,452,997	$21,600,862	$29,880,310	$28,150,186
(1) Carrying value of the Unsecured Note is calculated as the outstanding principal amount less unamortized deferred debt issuance costs. See Note 2 for details.
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
Note 6. Commitments and Contingencies
The following table shows the Company’s outstanding commitments to fund investments in portfolio companies as of December 31, 2023:

Portfolio Company	Investment Type	Commitment
Boca Home Care Holdings, Inc.	First Lien Debt (Revolver)	$129,032
Clevertech Bidco, LLC	First Lien Debt (Revolver)	126,033
Honor HN Buyer Inc.	First Lien Debt (Revolver)	86,634
Honor HN Buyer Inc.	First Lien Debt (Delayed Draw)	239,038
Medrina LLC	First Lien Debt (Revolver)	106,383
Medrina LLC	First Lien Debt (Delayed Draw)	148,936
Metasource, LLC	First Lien Debt (Delayed Draw)	300,000
One GI LLC	First Lien Debt (Revolver)	166,667
Tolemar Acquisition, Inc.	First Lien Debt (Revolver)	169,853
		$1,472,576
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2023.
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
Note 7. Borrowings
Banc of California Credit Facility: The Company is party to a business loan agreement (“BLA”) with Banc of California, as lender, to provide the Company with a $20,000,000 senior secured revolving credit facility. The Banc of California Credit Facility is available for general corporate purposes including investment funding and is scheduled to mature on February 28, 2026. The Banc of California Credit Facility is guaranteed by HPCI-MB and secured by all of our current and future assets of the Company. The maximum availability of the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA.
The Banc of California Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.25% margin, with a 5.00% floor, and includes an annual commitment fee of $100,000.
As of December 31, 2023 and 2022, the Company had $7,665,000 and $15,165,000 outstanding debt under the Banc of California Credit Facility, respectively, and $10,018,411 and $4,835,000 of availability under the terms of the borrowing base, respectively. As of December 31, 2023, the stated interest rate on the Banc of California Credit Facility was 8.75%. At December 31, 2023, the Banc of California Credit Facility’s effective interest rate, including deferred financing cost amortization and commitment fees, was 9.25%.
Unamortized deferred financing costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2023 and 2022, were $100,040 and $2,943, respectively.
On February 17, 2021, the Company executed an amendment to the BLA with Banc of California. The amendment, among other things: (i) increased the maximum amount available under the Banc of California Credit Facility from $10,000,000 to $15,000,000; (ii) decreased the interest rate floor from 5.50% per annum to 5.25% per annum; (iii) restricted the transfer of certain assets to the Company's subsidiaries or incurrence of debt by, or the encumbrance of assets of, the Company's subsidiaries; and (iv) extended the maturity date from February 28, 2021 to February 28, 2023.
On November 15, 2021, the Company amended the BLA to decrease the interest rate floor from 5.25% to 4.25%, effective as of November 1, 2021.
On September 7, 2022, the Company amended the Banc of California Credit Facility to, among other things: (i) increase the maximum amount available under the Banc of California Credit Facility from $15,000,000 to $20,000,000; (ii) increase the advance rate from 35% to 50%; (iii) increase the minimum net asset value covenant from $10,000,000 to $15,000,000; (iv) increase the covenant requiring minimum quarterly net investment income after the management/incentive fees from $200,000 to $300,000; and (v) extend the maturity date from February 28, 2023 to August 31, 2024.
On December 15, 2023, the Company amended the Banc of California Credit Facility to: (i) extend the maturity date from August 31, 2024 to February 28, 2026; (ii) reduce the interest rate from Prime Rate plus 0.75% to Prime Rate plus 0.25%; (iii) increase the interest rate floor from 4.25% to 5.00%; and (iv) eliminate the 0.50% unused line fee and replace it with an annual commitment fee of 0.50%. Fees and legal costs incurred in connection with the Banc of California Credit Facility are amortized over the life of the facility.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2023, 2022 and 2021, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the Banc of California Credit Facility were as follows:

	Year Ended December 31,
	2023	2022	2021
Stated interest expense(1)	$1,240,844	$565,212	$178,010
Amortization of debt issuance costs	6,403	557	15,579
Total interest and debt financing costs	$1,247,247	$565,769	$193,589
Cash paid for interest expense	$1,244,905	$562,034	$178,457
Effective interest rate	9.16%	7.04%	7.07%
Average outstanding balance	$13,620,959	$8,035,384	$2,737,603
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
For the years ended December 31, 2023, 2022 and 2021, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the Unsecured Note were as follows:

	Year Ended December 31,
	2023	2022	2021
Stated interest expense	$825,000	$825,000	$934,167
Amortization of debt issuance costs	72,687	72,687	82,158
Total interest and debt financing costs	$897,687	$897,687	$1,016,325
Cash paid for interest expense	$825,000	$825,000	$948,333
Effective interest rate	5.98%	5.98%	6.78%
Average outstanding balance	$15,000,000	$15,000,000	$15,000,000

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The average dollar borrowings and average interest rate for all Company debt in the years ended December 31, 2023, 2022, and 2021, were as follows:

Year ended	Average Dollar Borrowings	Weighted Average Interest Rate
December 31, 2023	$28,620,959	7.49%
December 31, 2022	23,035,384	6.35
December 31, 2021	17,737,603	6.82
As of December 31, 2023, the Company’s debt liabilities are scheduled to mature as follows:

	Principal Due by Year
Debt liabilities	Total	2024	2025	2026	2027	2028	Thereafter
Banc of California Credit Facility	$7,665,000	$—	$—	$7,665,000	$—	$—	$—
Unsecured Note	15,000,000	—	—	15,000,000	—	—	—
Total	$22,665,000	$—	$—	$22,665,000	$—	$—	$—
Note 8. U.S. Federal Income Tax
The Company has elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain its status as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its ICTI, as defined by the Code. Additionally, to avoid a 4% U.S. federal excise tax on undistributed earnings the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year, (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no U.S. federal income tax. Maintenance of the Company's RIC status also requires adherence to certain source of income and asset diversification requirements. As of December 31, 2023, the Company has met the source of income and asset diversification requirements, and intends to continue to meet these requirements. During the years ended December 31, 2023, 2022 and 2021, the Company recognized excise tax expense of $0, $11,693 and $0 related to the undistributed income in connection with its most recently filed excise tax return.
HPCI-MB, an entity taxed as a corporation under Subchapter C of the Code, is consolidated in the Company’s GAAP financial statements but is not included in the determination of ICTI or the RIC compliance requirements of the Company. The income of HPCI-MB, net of applicable income taxes, is not included in the Company’s ICTI until distributed by HPCI-MB, which may result in timing and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses. During the years ended December 31, 2023, 2022 and 2021, HPCI-MB distributed earnings and profits of $50,000, $318,365 and $273,769 to the Company.
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
The distributions paid to stockholders are reported as ordinary income, long-term capital gains and returns of capital. The tax character of distributions paid were as follows:

	Year Ended December 31,
	2023(1)	2022	2021
Ordinary taxable income	$1,959,271	$2,022,983	$2,148,164
Long-term capital gain	—	—	—
Return of capital	—	—	—
Total distributions to stockholders	$1,959,271	$2,022,983	$2,148,164
(1)    The calculation of 2023 U.S. federal taxable income is based on certain estimated amounts, including information received from third parties and, as a result, actual 2023 U.S. federal taxable income will not be finally determined until the Company’s 2023 U.S. federal tax return is filed in 2024 (and, therefore, such estimate is subject to change).

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Tax-basis components of distributable earnings (accumulated losses) as of December 31, 2023 and 2022, were as follows:

	December 31,
	2023	2022
Ordinary income (RIC)	$37,886	$—
Undistributed earnings and profits (HPCI-MB; C-Corporation)	25,695	16,729
Capital loss carryforwards:
RIC – short-term, non-expiring	145,244	46,396
RIC – long-term, non-expiring	1,815,277	1,364,900
The Company records reclassifications to its capital accounts related to permanent differences between GAAP and tax treatment of excise taxes and other permanent differences. The Company recorded reclassifications to decrease additional paid-in capital against total distributable earnings (accumulated losses) of $388,972, $385,867, and $263,388 for the years ended December 31, 2023, 2022 and 2021, respectively. These reclassifications have no effect on total net assets or net asset value per common share.
The tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of December 31, 2023 and 2022, were as follows:

	December 31,
	2023	2022
Tax-basis amortized cost of investments	$45,885,477	$55,389,102
Tax-basis gross unrealized appreciation on investments	473,828	127,255
Tax-basis gross unrealized depreciation on investments	(3,883,233)	(3,245,825)
Tax-basis net unrealized depreciation on investments	(3,409,405)	(3,118,570)
Fair value of investments	$42,476,072	$52,270,532
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
Deferred assets and liabilities as of December 31, 2023 and 2022, were as follows:

	December 31,
	2023	2022
Total deferred tax assets	$19,650	$4,469
Total deferred tax liabilities	(60,581)	(4,295)
Valuation allowance on net deferred tax assets	—	(174)
Deferred tax liabilities and assets with tax basis unrealized gains and losses differs from the amount that would have resulted from applying the federal rate of 21% to unrealized gains and losses because of state income taxes, net of associated federal benefit.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 9. Financial Highlights
The following is a schedule of financial highlights for each year in the five-year period ended December 31, 2023:

	Year Ended December 31,
	2023	2022	2021	2020	2019
Per share operating performance:
Net asset value per share at beginning of year	$11.13	$12.99	$12.59	$13.00	$13.00
Net investment income(1)	1.14	0.76	1.06	0.99	1.00
Net realized loss on investments, net of taxes(1)	(0.25)	(0.01)	(0.22)	(0.27)	—
Net unrealized appreciation (depreciation) on investments, net of deferred taxes(1)	(0.53)	(1.61)	0.56	(0.16)	(0.05)
Total income (loss) from operations	0.36	(0.86)	1.40	0.56	0.95
Common stock distributions from net investment income	(1.02)	(1.02)	(1.02)	(1.01)	(1.05)
Issuances and repurchases of common stock(1)(2)	0.02	0.02	0.02	0.04	0.10
Net asset value per share at end of year	$10.49	$11.13	$12.99	$12.59	$13.00

Total return based on net asset value(3)	3.5%	(6.7)%	11.5%	5.1%	8.2%
Shares outstanding or subscribed at end of year	1,835,599	1,977,694	2,020,361	2,178,920	2,239,774
Weighted average shares outstanding or subscribed	1,944,621	2,008,980	2,128,179	2,214,984	2,053,953
Ratio/Supplemental Data
Average net asset value(4)	$20,693,167	$24,069,808	$27,090,918	$27,285,509	$27,038,864
Net assets at end of year	$19,247,486	$22,017,947	$26,244,423	$27,441,875	$29,120,506
Net investment income	$2,209,326	$1,525,913	$2,247,035	$2,188,079	$2,056,080
Ratio of total net operating expenses to average net assets	25.8%	16.8%	10.4%	8.1%	5.4%
Ratio of net investment income to average net assets	10.7%	6.3%	8.3%	8.0%	7.6%
Portfolio turnover(5)	9.9%	21.8%	67.2%	30.2%	17.5%
(1)Calculated on the average share method.
(2)The issuance of common stock on a per share basis reflects the incremental net asset value change as a result of the issuance of shares of common stock in the Company’s continuous public offering, the retirement of shares from the Company’s repurchases of common stock and the dilutive or anti-dilutive impact from significant changes in weighted-average shares outstanding during the year.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 10. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued in the Offering during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	57,618	$710,000	164,499	$2,200,000	60,332	$845,000
Commissions and dealer manager fees	—	(48,000)	—	(161,290)	—	(61,700)
Net proceeds to the Company	57,618	$662,000	164,499	$2,038,710	60,332	$783,300
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
The following table summarizes the common stock repurchases by the Company during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount
Repurchases of common stock	199,713	$2,168,568	207,166	$2,521,877	218,891	$2,807,711
All repurchased shares were retired upon acquisition.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Distributions
The following tables reflects the cash distributions per share that the Company declared on its common stock during the years ended December 31, 2023, 2022 and 2021, respectively. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Date	Payment Date	Per Share Amount	Cash Distribution
Year ended December 31, 2023
January 27, 2023	January 27, 2023	February 6, 2023	$0.0846	$167,313
February 24, 2023	February 24, 2023	March 6, 2023	0.0846	167,595
March 29, 2023	March 29, 2023	April 5, 2023	0.0846	166,868
April 25, 2023	April 26, 2023	May 5, 2023	0.0846	166,868
May 26, 2023	May 26, 2023	June 5, 2023	0.0846	166,868
June 28, 2023	June 28, 2023	July 5, 2023	0.0846	162,632
July 27, 2023	July 27, 2023	August 7, 2023	0.0846	163,701
August 28, 2023	August 29, 2023	September 5, 2023	0.0846	163,701
September 26, 2023	September 27, 2023	October 5, 2023	0.0846	159,478
October 27, 2023	October 27, 2023	November 6, 2023	0.0846	159,478
November 27, 2023	November 28, 2023	December 5, 2023	0.0846	159,477
December 27, 2023	December 27, 2023	January 5, 2024	0.0846	155,292
			$1.0152	$1,959,271

Date Declared	Record Date	Payment Date	Per Share Amount	Cash Distribution
Year ended December 31, 2022
January 26, 2022	January 27, 2022	April 15, 2022	$0.0846	$170,923
February 23, 2022	February 24, 2022	April 15, 2022	0.0846	170,923
March 28, 2022	March 29, 2022	April 15, 2022	0.0846	166,421
April 26, 2022	April 27, 2022	July 15, 2022	0.0846	166,956
May 25, 2022	May 26, 2022	July 15, 2022	0.0846	169,174
June 27, 2022	June 28, 2022	July 15, 2022	0.0846	167,069
July 26, 2022	July 27, 2022	August 5, 2022	0.0846	167,919
August 27, 2022	August 29, 2022	September 6, 2022	0.0846	171,232
September 27, 2022	September 28, 2022	October 5, 2022	0.0846	167,642
October 26, 2022	October 27, 2022	November 7, 2022	0.0846	168,960
November 26, 2022	November 28, 2022	December 5, 2022	0.0846	169,955
December 27, 2022	December 28, 2022	January 5, 2023	0.0846	165,809
			$1.0152	$2,022,983

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Date Declared	Record Date	Payment Date	Per Share Amount	Cash Distribution
Year ended December 31, 2021
January 26, 2021	January 27, 2021	April 15, 2021	$0.0846	$184,337
February 23, 2021	February 24, 2021	April 15, 2021	0.0846	184,337
March 27, 2021	March 29, 2021	April 15, 2021	0.0846	186,173
April 27, 2021	April 28, 2021	July 15, 2021	0.0846	181,488
May 25, 2021	May 26, 2021	July 15, 2021	0.0846	182,987
June 26, 2021	June 28, 2021	July 15, 2021	0.0846	178,333
July 27, 2021	July 28, 2021	October 15, 2021	0.0846	178,333
August 27, 2021	August 27, 2021	October 15, 2021	0.0846	178,333
September 27, 2021	September 28, 2021	October 15, 2021	0.0846	173,717
October 26, 2021	October 27, 2021	January 15, 2022	0.0846	173,717
November 26, 2021	November 26, 2021	January 15, 2022	0.0846	175,486
December 27, 2021	December 28, 2021	January 15, 2022	0.0846	170,923
			$1.0152	$2,148,164
The above distributions were funded, in part, through the reimbursement of certain operating expenses under the ESAs. The Second Amended Expense Support Agreement is designed to ensure no portion of the Company’s distribution to stockholders will be paid from Offering proceeds, and will provide for expense reduction payments to the Company in any quarterly period in which the Company’s aggregate distributions to stockholders exceeds the Company’s cumulative ICTI and net realized gains. The Second Amended Expense Support Agreement may be terminated by OFS Advisor, without payment of any penalty, with or without notice to the Company. However, the Second Amended Expense Support Agreement is subordinated to the Banc of California Credit Facility, and prior to cancelling the Second Amended Expense Support Agreement, OFS Advisor must provide Banc of California with 30 days advance written notice of termination of the Second Amended and Restated Expense Support Agreement.
On February 2, 2022, the Company and OFS Advisor entered into the Second Amended Expense Support Agreement under which OFS Advisor is responsible for any future Expense Support Payments.
Note 11. Subsequent Events
On January 27, 2024, the Company’s Board declared a distribution of $0.0846 per common share, which represents an 8.6% annualized distribution yield based on the Company’s common stock offering price as of January 30, 2024, which was paid on February 5, 2024 to stockholders of record on January 29, 2024.
On February 22, 2024, the Company commenced a tender offer pursuant to which it is offering to purchase up to 48,616 shares of its issued and outstanding common stock at a price equal to its net asset value per share on March 28, 2024.
On February 27, 2024, the Company’s Board declared a distribution of $0.0846 per common share, which represents an 8.6% annualized distribution yield based on the Company’s common stock offering price as of February 28, 2024, which was paid on March 5, 2024 to stockholders of record on February 27, 2024.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management (with the supervision and participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Our business and affairs are managed under the direction of our board of directors. The responsibilities of our board of directors include, among other things, the oversight of: (i) our investment activities; (ii) the quarterly valuation of our assets; (iii) our financing arrangements; and (iv) corporate governance activities. Our board of directors consists of three members, two of whom are not “interested persons” of the Company or of OFS Advisor as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by our board of directors. We refer to these individuals as our independent directors. Our board of directors elects our executive officers, who serve at the discretion of our board of directors.
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
Information regarding our board of directors is as follows:

Name	Age	Position	Director Since	Expiration of Term
Interested Director:
Bilal Rashid	53	Director, Chairman, President and Chief Executive Officer	2015	2024
Independent Directors:
Ashwin Ranganathan	54	Director	2022	2026
Elaine Healy	61	Director	2021	2025
Executive Officers
Our executive officers hold their office until their successors are chosen and qualified, or until the earlier of the resignation or removal. Information regarding the Company’s executive officers who are not directors is as follows:

Name	Age	Position	Officer Since
Jeffrey A. Cerny	60	Chief Financial Officer and Treasurer	2016
Mukya S. Porter	49	Chief Compliance Officer	2017
Kyle Spina(1)	37	Chief Accounting Officer	2023
Tod K. Reichert	62	Corporate Secretary	2017
(1) On April 10, 2023, Ross A. Teune resigned as Chief Accounting Officer of the Company. The resignation was not in any way related to a disagreement with the Company on any matter relating to the Company’s operations, policies, practices or otherwise. On April 12, 2023, the Board voted to appoint Kyle Spina as Chief Accounting Officer of the Company.
Biographical Information
The following is information concerning the business experience of our board of directors and executive officers. The directors have been divided into two groups—interested directors and independent directors. Interested directors are “interested persons” as defined in the 1940 Act.
Interested Director
Bilal Rashid is the Chairman of our board of directors, the Chief Executive Officer and President of the Company, and is the Chairman of the board of directors and the Chief Executive Officer of OFS Capital, Chairman of the board of directors, President, and Chief Executive Officer of OFS Credit Company, Inc. (“OFS Credit”), a member of the board of trustees of CIM Real Assets and Credit Fund (“RACR”), President and a Senior Managing Director of Orchard First Source Capital, Inc. (“OFSC”) and OFS Advisor, Chief Executive Officer and President of OFSAM Holdings and a member of OFSAM Holdings’s executive committee. He also serves on various investment committees of OFS Advisor and its affiliates. Mr. Rashid has more than 25 years of experience in investing as it relates to corporate credit and structured credit, investment banking and debt capital markets. Over the years, he has advised and arranged financing for investment management companies and commercial finance companies including business development companies. Prior to joining OFSC in 2008, Mr. Rashid was a managing director in the global markets and investment banking division at Merrill Lynch. Before joining Merrill Lynch in 2005, he was a vice president at Natixis Capital Markets, which he joined as part of a large team move from Canadian Imperial Bank of Commerce (“CIBC”). Prior to CIBC, he worked as an investment analyst in the project finance area at the International Finance Corporation, which is part of the World Bank. Prior to that, Mr. Rashid was a financial analyst at Lehman Brothers. Mr. Rashid has a B.S. in Electrical Engineering from Carnegie Mellon University and an MBA from Columbia University. Through his years of work in investment banking, capital markets and in sourcing, leading and managing investments, Mr. Rashid has developed expertise and skills that are relevant to understanding the risks and opportunities that the Company faces and which are critical to implementing our strategic goals and evaluating our operational performance.
Independent Directors
Elaine E. Healy is a co-founder and Co-Chief Executive Officer of NexGen Venture Partners, LLC, dba Aura Wireless, a provider of wireless infrastructure technology (“NexGen”). Prior to co-founding NexGen, Ms. Healy was a co-founder, president and chief operating officer of Accel Networks, LLC, a fixed cellular wireless broadband service provider founded in November 2002 and acquired in June 2015. She currently serves on the board of directors of OFS Capital and Consensus Cloud Solutions. She is a senior executive with a broad investment background investing in operating companies ranging from start-ups to emerging growth to publicly traded entities and serving as a director of companies in a wide range of industries prior to becoming an entrepreneur. Throughout her career, she has participated in, or been responsible for, the periodic valuation of both debt and equity portfolios. Ms. Healy graduated from The Florida State University in 1984 with a Bachelor of Science in Finance. Ms. Healy has vast experience in the financial and operational aspects of complex businesses, and her skills gained through service as a chief executive officer, president and chief operating officer is essential to our board of directors. She brings to our board of directors a unique perspective on a wide range of investment vehicles, including closed-end funds, SBICs, business development companies and both limited and general partnerships. Ms. Healy’s background has enabled her to cultivate an enhanced understanding of operations and strategy with an added layer of risk management experience that is an important aspect of the composition of our board of directors.
Ashwin Ranganathan is the founder and CEO of Sikander Capital, a multi-asset family office focused on equity, venture capital and real estate, which he founded in 2013. Prior to that, from 2005 until 2013, he was a partner and managing director at Tudor Capital, a $13 billion global multi-strategy hedge fund where he managed a $500 million Asia Pacific long/short equity portfolio, was co-portfolio manager of Tudor Capital’s emerging markets fund and a member of the board of directors of Tudor Capital Singapore. From 2001 to 2005, Mr. Ranganathan was a senior vice president and an equity partner at Oaktree Capital Management, a global asset management firm specializing in alternative investment strategies, where he served as head of the global emerging markets group. Mr. Ranganathan began his career at Goldman Sachs Asset Management in 1994, where he worked as a portfolio manager in the firm’s Hong Kong and New York offices. Mr. Ranganathan currently serves on the board of trustees of RACR and on the board of directors of OFS Capital. Mr. Ranganathan graduated from St. Stephens College, Delhi University in 1991 with a Bachelor in English Literature and Exeter College, Oxford University in 1994 with a Master in Philosophy, Politics and Economics. Mr. Ranganathan’s vast experience in asset management and expertise in investments qualifies him for service on our board of directors. Mr. Ranganathan’s background in managerial positions in investment management and financial services gives our board of directors valuable industry-specific knowledge and expertise on these and other matters.
Executive Officers Who Are Not Directors
Jeffrey A. Cerny serves as the Chief Financial Officer and Treasurer of the Company and is a director, the Chief Financial Officer, and Treasurer of OFS Capital and OCCI. Mr. Cerny also serves as a Senior Managing Director and Chief Financial Officer of OFS Advisor, a Senior Managing Director, Chief Financial Officer and Treasurer of OFSC, a Vice President and Chief Financial Officer of OFSAM Holdings and as a member of OFSAM Holdings’s executive committee. He also serves on various investment committees of OFS Advisor and its affiliates. Mr. Cerny oversees the finance and accounting functions of the aforementioned entities as well as underwriting, credit monitoring and CLO portfolio compliance for OFS Advisor’s syndicated senior loan business. Prior to joining OFSC in 1999, Mr. Cerny held various positions at Sanwa Business Credit Corporation, American National Bank and Trust Company of Chicago and Charter Bank Group, a multi-bank holding company. Mr. Cerny holds a B.S. in Finance from Northern Illinois University, a Masters of Management in Finance and Economics from Northwestern University’s J.L. Kellogg School of Management, and a J.D. from DePaul University’s School of Law. Mr. Cerny is NACD (National Association of Corporate Directors) Directorship Certified™ and has received a CERT Certificate in Cyber Oversight through the NACD's Cyber Oversight Program. Mr. Cerny brings extensive accounting and financial experience and expertise. He is also an experienced investor, including lending, structuring and workouts which makes him an asset to HPCI. The breadth of his background and experience enables Mr. Cerny to provide unique insight into our strategic process and into the management of our investment portfolio.
Mukya S. Porter serves as the Chief Compliance Officer of the Company and is the Chief Compliance Officer of OFS Capital, OCCI, OFSC, and OFS Advisor, in which capacity she oversees the compliance and risk management functions. Ms.

Porter has over 15 years of experience advising investment advisers, investment banks and other financial institutions. Prior to joining OFSC, Ms. Porter served as a Senior Vice President of Compliance at Oaktree Capital Management, an alternative investment adviser, from 2012 to 2016, where she was responsible for oversight of the firm’s code of ethics program and the day-to-day management of an affiliated limited-purpose broker-dealer. Prior to Oaktree, Ms. Porter held the position of Vice President and Senior Compliance Officer at Pacific Investment Management Company, from 2010 to 2012 and prior to that, from 2004 to 2010, worked, first, as a Vice President in the Legal department at Morgan Stanley Global Wealth Management and, subsequently, as a Vice President of Compliance at Morgan Stanley Investment Management. Ms. Porter received a Bachelor of Science degree, magna cum laude, in Biology from Howard University in 1996 and a J.D. from the University of California, Berkeley School of Law in 2001.
Kyle Spina serves as our Chief Accounting Officer and as Vice President and Controller of Fund Accounting and Reporting of OFS Advisor and OFSC. Mr. Spina has over 15 years of experience in public and private accounting. Prior to joining OFSC in April 2021, Mr. Spina held multiple controllership roles, serving as Assistant Controller of Credit Funds for Thoma Bravo, LP from 2020 to 2021 and Controller and Accounting Manager for Fidus Investment Corporation (NASDAQ: FDUS) and affiliates from 2016 to 2020. Mr. Spina began his career in public accounting from 2009 to 2016, including serving as an Audit Manager at BDO from 2014 to 2016, focusing on audits of public companies. Mr. Spina graduated from Purdue University with a Bachelor of Science degree in Accounting and Management and has been an active Certified Public Accountant since 2010.
Tod K. Reichert serves as our Corporate Secretary and as the Corporate Secretary of OFS Capital and OCCI, and as Managing Director, Chief Administrative Officer and General Counsel of OFS Advisor and OFSC, in which capacity he oversees the legal and operational functions of the firm. Mr. Reichert has over 25 years of experience as a strategic business partner, providing advice on general corporate governance and transactional matters, with a focus on securities laws, compliance, corporate finance, debt and equity investments, and mergers and acquisitions. Prior to joining OFSC, Mr. Reichert served as General Counsel, Chief Compliance Officer and Corporate Secretary of MCG Capital Corporation (Nasdaq: MCGC), managing the legal and compliance departments, overseeing complex litigation, and providing securities law, disclosure and transactional advice to the Board of Directors and senior management team, while serving as a member of the MCG credit committee and SBIC investment committee. Prior to joining MCG, Mr. Reichert worked as an attorney in private practice in New York, Princeton and Boston. Mr. Reichert received his J.D. from the Rutgers University School of Law - Newark and his BFA from the University of North Carolina. Mr. Reichert is NACD (National Association of Corporate Directors) Directorship Certified™ and has received a CERT Certificate in Cyber Oversight through the NACD’s Cyber Oversight Program.
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
Board Role in Risk Oversight
Our management team has the primary responsibility for risk management and must develop appropriate processes and procedures to identify, manage and mitigate risks. Our board of directors, through its oversight role, supervises our risk management activities to ensure that the risk management processes designed and implemented by our executives are adapted to, and integrated with, our board of directors’ corporate strategy, designed to support the achievement of organizational objectives, functioning as directed and that necessary steps are taken to foster a culture of risk-adjusted decision-making throughout the enterprise.
A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the company. The involvement of the full board of directors in setting our business strategy is a key part of its assessment of management’s appetite for risk and also a determination of what constitutes an appropriate level of risk for us. Through dedicated sessions focusing entirely on corporate strategy, the full board of directors reviews in detail our short- and long-term strategies, including consideration of significant risks facing us and their potential impact.
Our board of directors performs its risk oversight function primarily through: (i) its standing committees, which report to the entire board of directors and are comprised solely of independent directors; and (ii) active monitoring of our Chief Compliance Officer and our compliance policies and procedures. For example, the board of directors manages and reviews cybersecurity risks facing our Company, including the potential for breach of our key information technology systems and systems and processes relating to the protection of customer and employee confidential information. The board of directors also meets periodically with internal IT and cybersecurity experts. Oversight of other risks is delegated to the committees.
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
We believe that our approach to risk oversight, as described above, optimizes our ability to assess inter-relationships among the various risks, make informed cost-benefit decisions and approach emerging risks in a proactive manner for us. We also believe that our risk structure complements our current board leadership structure, as it allows our independent directors, through the two fully independent board committees and otherwise, to exercise oversight of the actions of management in identifying risks and implementing risk management policies and controls. We believe that the role of our board of directors in risk oversight is effective and appropriate given the extensive regulation to which we are already subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, we are limited in our ability to enter into transactions with our affiliates, including investing in any portfolio company in which one of our affiliates currently has an investment.

Portfolio Management
The management of our investment portfolio is the responsibility of OFS Advisor, which includes the Pre-Allocation Investment Committee, Middle-Market Investment Committee, Structured Credit Investment Committee and Broadly Syndicated Investment Committee (collectively, the “Advisor Investment Committees”). The Advisor Investment Committees meet regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by OFS Advisor on its behalf. In addition, the Advisor Investment Committees review and determine whether to make prospective investments, and monitors the performance of the investment portfolio. Follow-on investments in existing portfolio companies may require Advisor Investment Committees’ approval beyond that obtained when the initial investment in the company was made.
The Adviser
OFS Capital Management, LLC serves as the Company’s investment adviser. Subject to the overall supervision of our board of directors, OFS Advisor manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
OFS Advisor capitalizes on the deal origination and sourcing, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of OFSC’s senior management. These managers have developed a broad network of contacts within the investment community, averaging over 25 years of experience investing in debt and equity securities of middle-market companies. In addition, these managers have gained extensive experience investing in assets that will constitute our primary focus and have expertise in investing across all levels of the capital structure of middle-market companies.
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
The purpose of the Middle-Market Investment Committee is to evaluate and approve our prospective investments, subject at all times to the oversight of our board of directors. The Middle-Market Investment Committee, comprised of Richard Ressler (Chairman), Jeffrey A. Cerny, Kyde Sharp and Bilal Rashid is responsible for the evaluation and approval of all debt and equity investments made by us.
The Broadly Syndicated Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid, Cerny, and Kenneth A. Brown, assists with the review and evaluation of potential investments in Broadly Syndicated Loans made by us.
The Structured Credit Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid, Cerny, Brown, and Glen Ostrander, assists with the review and evaluation of potential investments in Structured Finance Security investments made by us.
The Pre-Allocation Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid, Cerny, Ostrander, Tod K. Reichert and Manish Rajguru, is responsible for determining whether a prospective investment is appropriate for allocation to one or more clients managed by registered investment advisor subsidiaries of OFSAM, including OFS Advisor, and the allocation of such investment among groups of advisory clients.
The Broadly Syndicated Investment Committee, Structured Credit Investment Committee and Pre-Allocation Investment Committee are not responsible for the Middle Market Investment Committee's investment approval or ultimate asset allocation decisions for our investments.
The process employed by the Advisor Investment Committees is intended to bring the diverse experience and perspectives of the committees’ members to the investment process. The Middle-Market Investment Committee serves to provide investment consistency and adherence to our core investment philosophy and policies. The Middle-Market Investment Committee also determines appropriate investment sizing and implements ongoing monitoring requirements of our investments.
In certain instances, management may seek the approval of our Board prior to making an investment. In addition to reviewing investments, the meetings of the Middle-Market Investment Committee, Broadly Syndicated Investment Committee and Structured Credit Investment Committee, where applicable, serve as a forum to discuss credit views and outlooks. Potential transactions and deal flows are also reviewed on a regular basis. Members of the investment team are encouraged to share information and views on credits with members of the Middle-Market Investment Committee early in their analysis. We believe this process improves the quality of the analysis and assists the deal team members in working efficiently.
None of OFS Advisor’s investment professionals receive any direct compensation from us in connection with the management of our portfolio. Certain members of the Advisor Investment Committees have ownership and financial interests in, and may receive compensation and/or profit distributions from, OFSAM Holdings and/or its subsidiaries.
Information regarding the Middle-Market Investment Committee is as follows:

Name	Age	Position
Richard S. Ressler	65	Chairman of OFSAM Holdings, Chairman of the Advisor Investment Committees
Jeffrey A. Cerny	60	Senior Managing Director of OFS Advisor
Bilal Rashid	53	Senior Managing Director of OFS Advisor
Kyde Sharp	47	Managing Director of OFS Advisor
Biographical information regarding members of the Middle-Market Investment Committee who are not directors or executive officers of the Company is as follows:
Richard S. Ressler is a Co-Founder and Principal of CIM Group, L.P. (together with its controlled affiliates “CIM”, a community-focused real estate and infrastructure owner, operator, lender and developer. Mr. Ressler serves as the chairman of CIM’s Real Assets Management Committee and Investment Committee, together with its sub-committees. He also serves on CIM’s Investment Allocation Committee.
Through his affiliation with CIM, Mr. Ressler currently serves as Chairman of the board of directors of Creative Media & Community Trust Corporation, a publicly traded REIT sponsored by CIM that seeks to own, operate and develop premier multifamily and creative office assets in vibrant and emerging communities throughout the United States. Also, through his affiliation with CIM, Mr. Ressler serves as Chief Executive Officer, President and chairman of the board of directors for CIM Real Estate Finance Trust, Inc., a non-listed REIT that invests in a diversified portfolio of senior secured mortgage loans, creditworthy long-term net-leased property investments and other senior loan and liquid credit investments. In addition, Mr. Ressler currently serves as a director of several portfolio companies owned by CIM’s infrastructure funds. Also through his affiliation with CIM, Mr. Ressler served as Chief Executive Officer and as a board member for Cole Office & Industrial REIT (CCIT II), Inc from 2019-2021, for Cole Office & Industrial REIT (CCIT III), Inc from 2018-2020, and CIM Income NAV, Inc (INAV), Inc. from 2018-2021; non-listed REITs that invested primarily in commercial real estate leased to creditworthy tenants under long-term net leases and situated in strategic locations.
Mr. Ressler is also the founder and President of Orchard Capital Corporation (“Orchard”), a firm that provides consulting and advisory services to companies (including CIM) in which Orchard or its affiliates invest. Mr. Ressler serves as chairman of the executive committees of Orchard First Source Asset Management, LLC, a full-service provider of capital and leverage finance solutions to U.S. companies and of OFSAM Holdings. OFSAM Holdings is a holding company of OFSC, which in turn provides personnel staffing to OFS Advisor, a registered investment adviser focusing primarily on investments in middle market and broadly syndicated US loans, debt and equity positions in collateralized loan obligations and other structured credit investments, as well as OFS CLO Management, LLC and OFS CLO Management II, LLC, registered investment advisers focusing primarily on investments in broadly syndicated US loans. Mr. Ressler is also the co-founder and Chairman of the Executive Committee of OCV Management, LLC, an investment adviser focusing on investments in the technology and life science sectors. Mr. Ressler also serves as a member of the board of directors of Presbia USA, Inc., a medical device company focusing on the development of presbyopia-correcting lenses, and previously served as a director of Presbia PLC (NASDAQ: “LENS”) until May 13, 2019. Mr. Ressler also served as chairman of the board directors for of Ziff Davis (NASDAQ: “ZD”; formerly known as j2 Global, Inc.) from 1997 to 2022 and as CEO of j2 Global, Inc. from 1997 to 2000.
Prior to founding Orchard, from 1988 until 1994, Mr. Ressler served as Vice Chairman of Brooke Group Limited, the predecessor of Vector Group, Ltd. (NYSE: “VGR”) and served in various executive capacities at such entity and its subsidiaries. Prior to Vector Group, Ltd., Mr. Ressler was with Drexel Burnham Lambert, Inc., where he focused on merger and acquisition transactions and the financing needs of middle-market companies. Mr. Ressler began his career in 1983 with Cravath, Swaine and Moore LLP, working on public offerings, private placements, and merger and acquisition transactions. Mr. Ressler holds a B.A. from Brown University and J.D. and M.B.A. degrees from Columbia University.
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
Item 11.    Executive Compensation
Compensation of Executive Officers
None of our officers receive direct compensation from us. Our officers, including our chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and corporate secretary are paid by OFSC, subject to reimbursement by us, pursuant to the Administration Agreement, for an allocable portion of such compensation for services rendered by such persons to us. To the extent that OFS Services outsources any of its functions under the Administration Agreement, we pay the fees associated with such functions on a direct basis without profit to OFS Services. See “Item 1. Business—Administration Agreement.”
Compensation of Directors
Our independent directors are entitled to receive annual cash retainer fees, determined based on our net assets as of the end of each fiscal quarter. In addition, our independent directors receive an additional annual fee for serving on one or more committees of our board of directors. Amounts payable under this arrangement are determined and paid quarterly in arrears as follows:

Net Asset Value	Annual Cash Retainer	Annual Committee Retainer (regardless of the number of committees the independent director serves on)
$0 to $50 million	$10,000	$2,500
$50 million to $100 million	$20,000	$2,500
Greater than $100 million	$30,000	$2,500
Compensation paid to our independent directors for the year ended December 31, 2023 was as follows:

Name	Total Compensation from Hancock Park Corporate Income, Inc.	Total Compensation from Fund Complex(2)
Elaine Healy	$12,500	$112,500
Ashwin Ranganathan	$12,500	$112,500
Bilal Rashid (1)	$—	$—
Jeffrey A. Cerny(1)	$—	$—
Total	$25,000	$225,000
(1) No compensation is paid to directors who are “interested persons.”
(2) The “Fund Complex” includes the Company, OFS Capital and OCCI.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The following table sets forth, as of March 15, 2024, the beneficial ownership of the nominee for director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 1,835,599 shares of common stock outstanding as of March 15, 2024.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon information furnished by the Company’s transfer agent and other information obtained from such persons, if available.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percentage of Class
Interested Director
Bilal Rashid — Class II director, nominee to be elected at the 2024 Annual Meeting of Stockholders (if elected, term to expire in 2027)	None	None
Independent Directors
Ashwin Ranganathan	None	None
Elaine E. Healy	None	None
Officers Who Are Not Directors
Jeffrey A. Cerny	None	None
Kyle Spina	None	None
Mukya S. Porter	None	None
Tod K. Reichert	None	None
Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. The Company’s directors are divided into two groups—interested directors and independent directors. Interested directors are “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act. Unless otherwise indicated, the address of all executive officers and directors is c/o Hancock Park Corporate Income, Inc., 10 South Wacker Drive, Suite 2500, Chicago, Illinois 60606; and the address for the other investors is their registered investment advisor or broker-dealer.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons, Promoters and Certain Control Persons
Investment Advisory Agreement; Administration Agreement
We entered into the Investment Advisory Agreement with OFS Advisor on July 15, 2016, pursuant to which we pay base management fees and incentive fees to OFS Advisor. See “Item 1. Business—Investment Advisory Agreement,” and “Item 1. Business—Administration Agreement.” The Investment Advisory Agreement was approved by our Board on July 15, 2016, and became effective on August 30, 2016, when we satisfied the Minimum Offering Requirement. The Administration Agreement was approved by our board of directors on March 31, 2016, and became effective of July 15. 2016. The Investment Advisory Agreement and the Administration Agreement were each continued by our Board on April 5, 2023. Unless earlier terminated, the Investment Advisory Agreement and the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of our board of directors, including a majority of independent directors, or by the holders of a majority of our outstanding voting securities.
Relationship with OFS Advisor and Potential Conflicts of Interest
OFS Advisor and its affiliates manage other assets including those of other BDCs and registered investment companies, separately managed accounts, accounts for which OFS Advisor or its affiliates may serve as a sub-adviser and CLOs, and may manage other entities in the future, and these other funds and entities may have similar or overlapping investment strategies. Our executive officers, directors and members of the Middle-Market Investment Committee serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by OFS Advisor or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, OFS Advisor, currently serves as the investment adviser to OFS Capital, a publicly-traded BDC, that invests in senior secured loans of middle-market companies in the United States, similar to those we target for investment, including first lien, second lien and unitranche loans as well as subordinated loans and, to a lesser extent, warrants and other equity securities. OFS Advisor also serves as the investment adviser to OCCI, a closed-end management investment company that primarily invests in CLO debt and subordinated securities. Therefore, many investment opportunities will satisfy the investment criteria for both OFS Capital and us and, in certain instances, investment opportunities may be appropriate for OCCI and us. OFS Capital operates as a distinct and separate public company and any investment in our common stock will not be an investment in OFS Capital. In addition, our executive officers and two of our independent directors serve in substantially similar capacities for OFS Capital.

Similarly, OFS Advisor and/or its affiliates may have other clients with, similar, different or competing investment objectives. In serving in these multiple capacities, our executive officers and directors, OFS Advisor and/or its affiliates, and members of the Middle-Market Investment Committee may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. As a result, we may not be given the opportunity to participate in certain investments made by investment funds, accounts or other investment vehicles managed by OFSAM Holdings’s affiliates or by members of the Middle-Market Investment Committee. However, in order to fulfill its fiduciary duties to its clients, OFS Advisor intends to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with its allocation policy, investment objective and strategies so that we are not disadvantaged in relation to any other client. Furthermore, an affiliate of OFS Advisor owns 74,084 shares of our common stock. See “Item 1A. Risk Factors— Risks Related to OFS Advisor and its Affiliates—We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients.”
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
We may co-invest on a concurrent basis with OFS Advisor and its affiliates, unless doing so is impermissible under existing regulatory guidance, applicable regulations and OFS Advisor’s allocation policy. The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received our existing Order, which superseded a previous order that we received on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. We are generally permitted to co-invest with Affiliated Funds if, under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that: (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned; and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
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
We entered into the ESAs, pursuant to which OFS Advisor and CIM Capital paid, and OFS Advisor will pay, to us a portion of our operating expenses for each quarter in which we declare a distribution to our stockholders. OFS Advisor will not be entitled to reimbursement if our distribution rate is lower than the distribution rate made at the time the expenses were reimbursed or if the other operating expense ratio at the time of reimbursement exceeds the expense ratio that was in effect at the time the expenses were reimbursed. For this purpose, “other operating expenses” means all of our operating expenses, excluding offering expenses, Contractual Issuer Expenses, base management fees, incentive fees and interest expense. In addition, all reimbursement payments shall be deemed to relate to the earliest unreimbursed expense payments made by the Advisors to us within three years prior to the last business day of the quarter in which such reimbursement payment obligation is incurred.
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
Indebtedness of Management
None.
Promoters and Certain Control Persons
OFS Advisor may be deemed to be a promoter of the Company. We have entered into the Investment Advisory Agreement with OFS Advisor. OFS Advisor, for its services to us, is entitled to receive base management fees and incentive fees in addition to the reimbursement of certain expenses. In addition, under the Investment Advisory Agreement, we expect, to the extent permitted by applicable law and in the discretion of our board of directors, to indemnify OFS Advisor and certain of its affiliates. See “Item 1. Business—General.”

Item 14.    Principal Accountant Fees and Services
The following table presents fees incurred by the Company for the years ended December 31, 2023 and 2022 for professional services rendered by the Company’s principal accounting firm, KPMG LLP (“KPMG”).

	Year ended December 31,
	2023	2022
Audit Fees	$329,800	$306,440
Audit-Related Fees	—	—
Tax Fees	60,000	54,703
All Other Fees	—	—
Total Fees	$389,800	$361,143
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
The Company’s Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent auditors for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment adviser and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which KPMG billed or has yet to bill the Company for the fiscal year ended December 31, 2023, were pre-approved by the Audit Committee.

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
		8-K (814-001185)	February 2, 2022

10.7	Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated September 12, 2018	8-K (814-001185)	September 13, 2018

10.8	Promissory Note between Hancock Park Corporate Income, Inc. and Banc of California dated September 12, 2018	8-K (814-001185)	September 13, 2018

10.9	Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated September 9, 2019	8-K (814-001185)	September 11, 2019

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
10.10	Change in Terms to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated September 9, 2019	8-K (814-001185)	September 11, 2019

10.11	Commercial Security Agreement among Hancock Park Corporate Income, Inc. and Banc of California dated September 9, 2019	8-K (814-001185)	September 11, 2019

10.12	Amendment One to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated February 17, 2021	8-K (814-001185)	February 19, 2021

10.13	Change in Terms to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated February 17, 2021	8-K (814-001185)	February 19, 2021

10.14	Change in Terms to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated November 15, 2021	8-K (814-001185)	November 18, 2021

10.15	Amendment Number One to Change in Terms Agreement between Hancock Park Corporate Income, Inc. and Banc of California date November 23, 2021	10-K (814-001185)	March 18, 2022

10.16	Amendment Two to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated September 7, 2022	8-K (814-001185)	September 7, 2022

10.17	Amendment Three to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated December 15, 2023	8-K (814-001185)	December 15, 2023

10.18	Note Purchase Agreement dated November 27, 2019 by and between Hancock Park Corporate Income, Inc. and the Purchaser party thereto	8-K (814-001185)	December 2, 2019

10.19	Amendment to the Note Purchase Agreement by and between Hancock Park Corporate Income, Inc. and the Purchaser party thereto, dated September 23, 2021	8-K (814-001185)	September 24, 2021

11.1	Computation of earnings per share			+

14.1	Joint Code of Ethics of Hancock Park Corporate Income, Inc. and OFS Advisor	10-Q (814-001185)	November 9, 2023

14.2	Hancock Park Corporate Income, Inc. Code of Business Conduct	10-Q (814-01185)	November 13, 2017

19.1	HPCI Insider Trading Policy and Procedures			*

21.1	List of Subsidiaries			*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended			*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

*	Filed herewith.
+	Included in statement of operations contained in this report
†	Furnished herewith.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK PARK CORPORATE INCOME, INC.

Date: March 18, 2024	/s/ Bilal Rashid
Bilal Rashid Chief Executive Officer, President and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 18, 2024	/s/ Bilal Rashid
Bilal Rashid, President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 18, 2024	/s/ Ashwin Ranganathan
Ashwin Ranganathan, Director

Date: March 18, 2024	/s/ Elaine E. Healy
Elaine E. Healy, Director

Date: March 18, 2024	/s/ Jeffrey A. Cerny
Jeffrey A. Cerny, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 18, 2024	/s/ Kyle Spina
Kyle Spina, Chief Accounting Officer (Principal Accounting Officer)