Form 10-Q
period 2024-03-31
Hancock Park Corporate Income, Inc.
filed 2024-05-10
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
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
Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 8, 2024 was 1,786,974.

HANCOCK PARK CORPORATE INCOME, INC.

OFS®, HPCI®, OFS Capital® and OFS Credit® are registered trademarks of Orchard First Source Asset Management, LLC. OFS Capital Management™ is a trademark of Orchard First Source Asset Management, LLC. All other trademarks or trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

ASC	Accounting Standards Codification, as issued by the FASB
Banc of California Credit Facility	A senior secured revolving credit facility, as amended, with Banc of California (formerly known as Pacific Western Bank), as lender, that provides for borrowings to the Company in an aggregate principal amount up to $20,000,000
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Banc of California, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
CCO	CCO Capital, LLC, a Delaware limited liability company and the Company’s dealer manager
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Company	Hancock Park Corporate Income, Inc. and its consolidated subsidiaries
Contractual Issuer Expenses	Salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in offering and other contractually-defined activities
Dealer Manager Agreement	Broker-dealer management agreement dated August 3, 2020 by and among the Company, OFS Advisor, International Assets Advisory, LLC and CCO, and amended and restated on February 2, 2022
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI-MB	HPCI-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor, dated July 15, 2016
LIBOR	London Interbank Offered Rate
NAV	Net asset value. NAV is calculated as consolidated total assets less consolidated total liabilities, and can be expressed in the aggregate or on a per share basis
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
Note Purchase Agreement	The Note Purchase Agreement, as amended between the Company and a qualified institutional investor, dated November 27, 2019, in which the Company sold in a private placement the Unsecured Note
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company, for which OFS Advisor serves as investment adviser
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock

Term	Explanation or Definition
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Advisers Act, focusing primarily on investments in middle market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments
OFS Capital	OFS Capital Corporation, a Delaware corporation and publicly traded BDC, for which OFS Advisor serves as investment adviser
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a subsidiary of OFSAM Holdings, and a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSAM Holdings	Orchard First Source Asset Management Holdings, LLC, a holding company consisting of asset management businesses, including OFS Advisor, a registered investment adviser focusing primarily on investments in middle-market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments, and OFS CLO Management, LLC and OFS CLO II Management, LLC, each a registered investment adviser focusing primarily on investments in broadly syndicated loans
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Securities
Prime Rate	United States Prime interest rate
RIC	Regulated investment company under the Code
SEC	United States Securities and Exchange Commission
Second Amended Expense Support Agreement	Second Amended and Restated Expense Support and Conditional Reimbursement Agreement dated February 2, 2022, between the Company and OFS Advisor, agreed to and accepted by CIM Capital IC Management, LLC
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Structured Finance Securities	CLO mezzanine debt, CLO subordinated notes, CLO loan accumulation facility securities and other CLO related investments
Unsecured Note	An agreement, as amended, with The HCM Master Fund Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands in which the Company sold, in a private placement, an unsecured note in an aggregate principal amount of $15,000,000

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
•the belief that the carrying amounts of our financial instruments, such as cash, cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments and that such financial instruments are held with high credit quality institutions to mitigate the risk of loss due to credit risk;
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
•our ability to generate cash from: (i) the net proceeds of the Offering; (ii) cash flows from our operations; (iii) the Banc of California Credit Facility and any other financing arrangements we may enter into in the future; (iv) investment repayments or dispositions; and (v) any future offerings of our equity or debt securities;
•the belief that we have sufficient levels of liquidity to operate our business and support our existing portfolio companies;
•the belief that our cash and cash equivalent balances are not exposed to any significant credit risk as a result of the recent banking failures;
•the impact that environmental, social and governance matters could have on our brand and reputation and our portfolio companies;
•the fluctuation of the fair value of our investments due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value; and
•the effect of new or modified laws or regulations governing our operations.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 18, 2024. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities

	March 31, 2024	December 31, 2023
	(unaudited)
Assets:
Non-control/non-affiliate investments, at fair value (amortized cost of $44,462,880 and $46,495,627, respectively)	$40,474,553	$42,476,072
Cash and cash equivalents	1,067,124	807,831
Interest receivable	265,127	241,886
Prepaid expenses and other assets	99,124	105,376
Total assets	$41,905,928	$43,631,165

Liabilities:
Revolving line of credit	$6,865,000	$7,665,000
Unsecured note (net of discount and deferred debt issuance costs of $193,832 and $212,003, respectively)	14,806,168	14,787,997
Due to adviser and affiliates (Note 3)	452,523	916,038
Accrued professional fees	185,000	166,000
Payable for repurchase of common stock	514,943	525,963
Distribution payable	151,178	155,292
Interest payable	79,398	78,120
Other liabilities	93,119	89,269
Total liabilities	23,147,329	24,383,679

Commitments and contingencies (Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized, 1,786,974 and 1,835,599 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,787	1,835
Paid-in capital in excess of par	23,475,630	23,990,525
Total accumulated losses	(4,718,818)	(4,744,874)
Total net assets	18,758,599	19,247,486

Total liabilities and net assets	$41,905,928	$43,631,165

Number of shares outstanding	1,786,974	1,835,599
Net asset value per share	$10.50	$10.49

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2024	2023
Investment income
Interest income	$1,608,288	$1,901,293
Dividend income	1,050	172
Fee income	29,335	10,118
Total investment income	1,638,673	1,911,583

Operating expenses
Interest expense	423,419	564,715
Base management fees	130,722	164,720
Incentive fees	119,805	124,703
Administrative fees	187,477	236,749
Professional fees	192,168	192,077
Other expenses	105,861	121,405
Contractual Issuer Expenses	59,126	76,750
Amortization of deferred offering costs	7,353	3,822
Total operating expenses	1,225,931	1,484,941
Less: Expense limitations under agreements with adviser (Note 3)	(66,479)	(180,720)
Net operating expenses	1,159,452	1,304,221

Net investment income	479,221	607,362

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	(6,593)	80,477
Income tax expense on net realized gains on investments	—	(29,844)
Net unrealized appreciation (depreciation) on investments	31,227	(883,059)
Deferred tax benefit from net unrealized depreciation on investments	(16,037)	(62,153)
Net gain (loss) on investments	8,597	(894,579)

Net increase (decrease) in net assets resulting from operations	$487,818	$(287,217)

Net investment income per common share – basic and diluted	$0.26	$0.30
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$0.27	$(0.14)
Distributions declared per common share	$0.25	$0.25
Basic and diluted weighted-average shares outstanding	1,832,927	1,993,546

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at December 31, 2022	1,977,694	$1,977	$25,885,923	$(3,869,953)	$22,017,947
Net investment income	—	—	—	607,362	607,362
Net realized gain on investments, net of taxes	—	—	—	50,633	50,633
Net unrealized depreciation on investments, net of taxes	—	—	—	(945,212)	(945,212)
Tax reclassifications of permanent differences	—	—	(8,400)	8,400	—
Common stock issued	44,970	45	523,955	—	524,000
Repurchases of common stock	(50,225)	(50)	(564,479)	—	(564,529)
Distributions to stockholders	—	—	—	(501,776)	(501,776)
Net decrease for the three month period ended March 31, 2023	(5,255)	(5)	(48,924)	(780,593)	(829,522)
Balances at March 31, 2023	1,972,439	$1,972	$25,836,999	$(4,650,546)	$21,188,425

Balances at December 31, 2023	1,835,599	$1,835	$23,990,525	$(4,744,874)	$19,247,486
Net investment income	—	—	—	479,221	479,221
Net realized loss on investments, net of taxes	—	—	—	(6,593)	(6,593)
Net unrealized appreciation on investments, net of taxes	—	—	—	15,190	15,190
Repurchases of common stock	(48,625)	(48)	(514,895)	—	(514,943)
Distributions to stockholders	—	—	—	(461,762)	(461,762)
Net increase (decrease) for the three month period ended March 31, 2024	(48,625)	(48)	(514,895)	26,056	(488,887)
Balances at March 31, 2024	1,786,974	$1,787	$23,475,630	$(4,718,818)	$18,758,599

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$487,818	$(287,217)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments, net of taxes	(15,190)	945,212
Net realized (gain) loss on investments	6,593	(80,477)
Income tax expense from realized gains on investments	—	29,844
Amortization of Net Loan Fees on investments	(108,126)	(114,900)
Amendment fees collected	2,962	8,071
Amortization of deferred debt issuance costs	43,538	18,613
Accretion of interest income on Structured Finance Securities	(314,411)	(362,886)
Paid-in-kind interest income	(59,492)	(4,962)
Purchase of portfolio investments	(1,188,826)	(1,243,161)
Proceeds from principal payments on portfolio investments	3,300,558	298,480
Proceeds from distributions received from portfolio investments	393,488	362,643
Changes in operating assets and liabilities:
Interest receivable	(23,241)	5,652
Interest payable	1,278	6,592
Due to adviser and affiliates	(463,515)	(35,325)
Accrued professional fees	19,000	4,125
Other assets and liabilities	(31,302)	32,231
Net cash provided by (used in) operating activities	2,051,132	(417,465)

Cash flows from financing activities
Net proceeds from issuance of common stock	—	730,080
Distributions paid to stockholders	(465,876)	(500,716)
Borrowings under revolving line of credit	1,300,000	2,725,000
Repayments under revolving line of credit	(2,100,000)	(750,000)
Repurchases of common stock	(525,963)	(574,941)
Net cash provided by (used in) financing activities	(1,791,839)	1,629,423
Net increase in cash and cash equivalents	259,293	1,211,958
Cash and cash equivalents
Beginning of period	807,831	973,147
End of period	$1,067,124	$2,185,105

Supplemental disclosure of cash flow information:
Amortization of deferred offering costs limited by investment advisor (see Note 3)	$7,353	$3,822
Cash paid for interest	378,603	539,510

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2024

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
AIDC IntermediateCo 2, LLC	Computer Systems Design Services
First Lien Debt		11.72%	SOFR+	6.25%	7/8/2022	7/22/2027	$493,750	$486,408	$498,687	2.5%
First Lien Debt		11.71%	SOFR+	6.25%	7/31/2023	7/22/2027	11,547	11,307	11,663	0.1
							505,297	497,715	510,350	2.6
Allen Media, LLC (9)	Cable and Other Subscription Programming
First Lien Debt		10.96%	SOFR+	5.50%	9/15/2022	2/10/2027	1,227,618	1,137,907	1,076,081	5.7

All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
First Lien Debt		11.09%	SOFR+	5.50%	12/19/2019	8/20/2025	5,162,677	5,135,754	5,162,677	27.5

Astro One Acquisition Corporation (16)	Other Miscellaneous Nondurable Goods Merchant Wholesalers
Second Lien Debt		14.07%	SOFR+	8.50%	1/31/2022	9/17/2029	1,000,000	865,283	68,300	0.4

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		14.07%	SOFR+	8.50%	6/10/2021	6/11/2028	1,325,758	1,313,796	1,325,758	7.1
Second Lien Debt		14.09%	SOFR+	8.50%	6/10/2021	6/11/2028	357,657	354,400	357,657	1.9
							1,683,415	1,668,196	1,683,415	9.0
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		12.69%	SOFR+	7.25%	2/2/2022	6/8/2029	833,333	823,104	750,833	4.0

Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt		11.93%	SOFR+	6.50%	2/25/2022	2/25/2027	1,090,000	1,080,895	1,058,390	5.6
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(749)	(3,742)	—
Common Equity (129 Class A units) (7)					2/25/2022			129,032	73,535	0.4
Preferred Equity (345 Class A units) 12.0% cash / 2.0% PIK					3/3/2023			34,464	35,088	0.2
							1,090,000	1,243,642	1,163,271	6.2
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt		12.21%	SOFR+	6.75%	11/3/2023	12/30/2027	1,367,045	1,330,086	1,345,172	7.2
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.75%	11/3/2023	12/30/2027	—	(3,407)	(2,017)	—
							1,367,045	1,326,679	1,343,155	7.2

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2024

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 units) (7)					3/27/2020			$46,403	$2,973	—%

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Second Lien Debt		12.19%	SOFR+	6.75%	9/28/2018	3/30/2029	$2,068,608	2,033,170	2,068,608	10.9

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)					3/8/2018			115,154	51,413	0.3

Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Second Lien Debt		13.93%	SOFR+	8.50%	4/8/2021	6/26/2026	1,322,722	1,249,635	1,285,686	6.9

Excelin Home Health, LLC	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	12/31/2025	1,213,359	1,193,879	1,004,661	5.4

Flow Service Partners Management, LLC	Plumbing, Heating, and Air-Conditioning Contractors
First Lien Debt		11.99%	SOFR+	6.50%	2/28/2024	2/28/2029	872,813	864,237	864,237	4.6
First Lien Debt		11.97%	SOFR+	6.50%	2/28/2024	2/28/2029	158,693	157,134	157,134	0.8
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.50%	2/28/2024	2/28/2029	—	(1,563)	(1,563)	—
							1,031,506	1,019,808	1,019,808	5.4
GoTo Group (F/K/A LogMeIn, Inc.)	Data Processing, Hosting, and Related Services
First Lien Debt		10.17%	SOFR+	4.75%	9/28/2022	4/30/2028	615,719	615,719	475,335	2.5
First Lien Debt		10.17%	SOFR+	4.75%	9/28/2022	4/30/2028	445,865	445,865	427,585	2.3
							1,061,584	1,061,584	902,920	4.8
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets) (9)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		12.16%	SOFR+	6.75%	7/20/2022	8/1/2029	1,970,000	1,879,846	1,982,312	10.6

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2024

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Honor HN Buyer, Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt		11.21%	SOFR+	5.75%	10/15/2021	10/15/2027	$841,269	$831,379	$841,269	4.5%
First Lien Debt		11.21%	SOFR+	5.75%	10/15/2021	10/15/2027	531,981	524,685	531,981	2.8
First Lien Debt (Revolver) (12)		13.25%	Prime +	4.75%	10/15/2021	10/15/2027	12,376	11,209	12,376	0.1
First Lien Debt (Delayed Draw) (12)		11.46%	SOFR+	6.00%	3/31/2023	10/15/2027	352,008	349,081	352,008	1.9
							1,737,634	1,716,354	1,737,634	9.3
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		12.21%	SOFR+	6.75%	1/27/2022	3/2/2029	1,000,000	1,000,000	1,000,000	5.3

Inergex Holdings, LLC (17)	Other Computer Related Services
First Lien Debt		12.58% cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2024	991,189	987,402	991,189	5.3
First Lien Debt (Revolver)		12.54% cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2024	156,250	154,850	156,250	0.8
							1,147,439	1,142,252	1,147,439	6.1
Medrina, LLC	All Other Outpatient Care Centers
First Lien Debt		11.41%	SOFR+	6.25%	10/20/2023	10/20/2029	742,819	725,638	736,877	3.9
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.25%	10/20/2023	10/20/2029	—	(2,461)	(851)	—
First Lien Debt (Delayed Draw) (12)		n/m (5)	SOFR+	6.25%	10/20/2023	10/20/2029	—	(1,305)	(1,191)	—
							742,819	721,872	734,835	3.9
Metasource, LLC (17)	All Other Business Support Services
First Lien Debt		11.69% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	687,829	679,620	674,073	3.6

One GI LLC	Offices of Other Holding Companies
First Lien Debt		12.18%	SOFR+	6.75%	12/13/2021	12/22/2025	855,313	847,876	824,521	4.4
First Lien Debt		12.18%	SOFR+	6.75%	12/13/2021	12/22/2025	450,725	446,633	434,499	2.3
First Lien Debt (Revolver)		12.18%	SOFR+	6.75%	12/13/2021	12/22/2025	166,667	165,238	160,667	0.9
							1,472,705	1,459,747	1,419,687	7.6

Redstone Holdco 2 LP (F/K/A RSA Security)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		13.19%	SOFR+	7.75%	4/16/2021	4/27/2029	1,000,000	991,711	816,880	4.4

RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 units) (7) (13)					1/17/2018			—	257,848	1.4

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2024

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets

RumbleOn, Inc. (11)	Other Industrial Machinery Manufacturing
First Lien Debt (17)		13.69% cash / 0.50% PIK	SOFR+	8.25%	8/31/2021	8/31/2026	$648,837	$630,743	$598,877	3.2%
First Lien Debt (17)		14.19% cash / 0.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	195,810	193,872	180,732	1.0
Warrants (warrants to purchase up to $55,000 in stock) (7)					8/31/2021	8/14/2028 (15)		50,082	10,560	0.1
							844,647	874,697	790,169	4.3
Spear Education Holdings, LLC	Professional and Management Development Training
First Lien Debt		12.95%	SOFR+	7.50%	2/10/2023	12/15/2027	493,750	484,309	498,688	2.7

SS Acquisition, LLC (6)	Sports and Recreation Instruction
First Lien Debt		12.33%	SOFR+	6.74%	12/30/2021	12/30/2026	625,000	621,567	625,000	3.3
First Lien Debt		13.03%	SOFR+	7.59%	12/30/2021	12/30/2026	300,000	298,017	300,000	1.6
							925,000	919,584	925,000	4.9
Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt		11.43%	SOFR+	6.00%	10/14/2021	10/14/2026	1,312,110	1,308,767	1,224,199	6.5
First Lien Debt (Revolver) (12)		11.43%	SOFR+	6.00%	10/14/2021	10/14/2026	50,735	50,176	35,956	0.2
							1,362,845	1,358,943	1,260,155	6.7
TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		14.07%	SOFR+	8.50%	5/13/2021	11/2/2028	1,500,000	1,528,988	1,438,500	7.7

Wellful Inc. (F/K/A KNS Acquisition Corp.) (9)	Electronic Shopping and Mail-Order Houses
First Lien Debt		11.69%	SOFR+	6.25%	7/26/2021	4/21/2027	937,500	936,184	825,145	4.4

Total Debt and Equity Investments							$35,389,332	$35,112,020	$33,602,516	179.2%

Structured Finance Securities (11)
Subordinated Notes, Mezzanine Debt and Other CLO-Related Investment

Apex Credit CLO 2020 Ltd.
Subordinated Notes (2) (14)		13.49%	N/A		11/16/2020	10/20/2031	$3,650,000	$3,303,147	$2,224,951	11.9%

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2024

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Apex Credit CLO 2021 Ltd
Subordinated Notes (2) (14)		21.61%	N/A		5/28/2021	7/18/2034	$1,480,000	$1,173,040	$983,999	5.2%

Apex Credit CLO 2022-1A
Subordinated Notes (2) (14)		16.85%	N/A		4/28/2022	4/22/2033	1,892,824	1,557,865	1,177,514	6.3

CLO other (10) (14)		13.16%	N/A					14,735	21,743	0.1

Elevation CLO 2021-14 Ltd
Subordinated Notes (2) (14)		13.55%	N/A		9/21/2021	10/20/2034	1,750,000	1,432,831	924,529	4.9

Elevation CLO 2021-15, Ltd.
Subordinated Notes (2) (14)		13.16%	N/A		12/6/2021	1/5/2035	1,250,000	903,900	517,337	2.8

Monroe Capital MML CLO X, LTD.
Mezzanine Debt - Class E-R		14.07%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000,000	965,342	1,021,964	5.4

Total Structured Finance Securities							$11,022,824	$9,350,860	$6,872,037	36.6%

Total Investments							$46,412,156	$44,462,880	$40,474,553	215.8%
(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company’s investments are generally classified as “restricted securities” as such term is defined under Rule 6-03(f) of Regulation S-X or Rule 144 of the Securities Act.
(2)Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated note investments. CLO subordinated note investments are entitled to recurring distributions which are generally equal to the residual cash flow of payments received on underlying securities less contractual payments to debt holders and fund expenses.
(3)The Company’s debt investments bear interest at rates determined by reference to SOFR or Prime, and reset monthly, quarterly, or semi-annually. For all variable-rate investments, the schedule presents the spread over LIBOR or SOFR and the interest rate as of March 31, 2024. All investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
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

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2024
(6)The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of March 31, 2024:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
SS Acquisition, LLC	12.33%	11.83%	0.50%
SS Acquisition, LLC (Delayed Draw)	13.03%	11.83%	1.20%

(7)Non-income producing.
(8)Investments pledged as collateral under the Banc of California Credit Facility.
(9)Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.
(10) Fair value represents discounted cash flows associated with fees earned from CLO equity related investments.
(11) Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of March 31, 2024, approximately 82% of the Company's assets were qualifying assets.
(12) Subject to unfunded commitments. See Note 6.
(13) Investment held by HPCI-MB, a wholly owned subsidiary of the Company subject to corporate income tax.
(14) The rate disclosed on subordinated note investments is the estimated effective yield, generally established at purchase, and reevaluated upon the receipt of the initial distribution and each subsequent quarter thereafter. The estimated effective yield is based upon projected amounts and timing of future distributions and the projected amounts and timing of terminal principal payments at the time of estimation. The estimated effective yield and investment cost may ultimately not be realized. Projected cash flows, including the amounts and timing of terminal principal payments, which generally are projected to occur prior to the contractual maturity date, were utilized in deriving the effective yield of the investments.
(15) Represents expiration date of the warrants.
(16) Investment was on non-accrual status as of March 31, 2024, meaning the Company suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(17) The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of March 31, 2024:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Inergex Holdings, LLC	First Lien Debt	0% to 2.00%	12.58% to 14.58%	2.00%
Inergex Holdings, LLC	First Lien Debt (Revolver)	0% to 2.00%	12.54% to 14.54%	2.00%
Metasource, LLC	First Lien Debt	0% to 0.50%	11.69% to 12.19%	0.50%
RumbleOn, Inc.	First Lien Debt	0% to 0.50%	13.69% to 14.19%	0.50%
RumbleOn, Inc.	First Lien Debt	0% to 0.50%	14.19% to 14.69%	0.50%

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2023

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Non-control/Non-affiliate Investments
AIDC IntermediateCo 2, LLC	Computer Systems Design Services
First Lien Debt		11.80%	SOFR+	6.25%	7/22/2022	7/22/2027	$495,000	$487,081	$493,414	2.6%
First Lien Debt		11.78%	SOFR+	6.25%	7/31/2023	7/22/2027	11,576	11,318	11,539	0.1
							506,576	498,399	504,953	2.7
Allen Media, LLC (9)	Cable and Other Subscription Programming
First Lien Debt		11.00%	SOFR+	5.50%	9/15/2022	2/10/2027	1,230,815	1,133,039	1,097,475	5.7

All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
First Lien Debt		10.97%	SOFR+	5.50%	12/19/2019	8/20/2025	5,176,085	5,143,925	5,174,237	26.9

Astro One Acquisition Corporation (17)	Other Miscellaneous Nondurable Goods Merchant Wholesalers
Second Lien Debt		14.11%	SOFR+	8.50%	1/31/2022	9/14/2029	1,000,000	865,283	36,810	0.2

Atlantis Holdings, LLC (9)	Electronics and Appliance Stores
First Lien Debt		12.60%	SOFR+	7.25%	3/29/2022	3/31/2029	1,557,895	1,514,045	1,524,789	7.9

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		14.11%	SOFR+	8.50%	6/10/2021	6/11/2028	1,325,758	1,313,086	1,325,758	6.9
Second Lien Debt		14.11%	SOFR+	8.50%	6/10/2021	6/11/2028	357,657	354,206	357,657	1.9
							1,683,415	1,667,292	1,683,415	8.8
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		12.72%	SOFR+	7.25%	2/2/2022	6/8/2029	833,333	822,613	737,204	3.8

Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt		11.96%	SOFR+	6.50%	2/25/2022	2/25/2027	1,097,177	1,087,235	1,059,724	5.5
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(813)	(4,405)	—
Common Equity (129 Class A units) (7)					2/25/2022			129,032	83,000	0.4
Preferred Equity (345 Class A units) 12.0% cash / 2.0% PIK								34,464	34,410	0.2
							1,097,177	1,249,918	1,172,729	6.1

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2023

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt		12.25%	SOFR+	6.75%	11/3/2023	12/30/2027	$1,370,506	$1,330,989	$1,330,989	6.9%
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.75%	11/3/2023	12/30/2027	—	(3,781)	(3,781)	—
							1,370,506	1,327,208	1,327,208	6.9
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1362 Common shares) (7)					3/27/2020			46,403	2,699	—

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Second Lien Debt		12.22%	SOFR+	6.75%	9/28/2018	3/30/2029	2,068,608	2,031,402	2,047,222	10.6

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)					3/8/2018			115,154	40,002	0.2

Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Second Lien Debt		13.96%	SOFR+	8.50%	4/8/2021	6/26/2026	1,322,722	1,241,484	1,280,271	6.7

Excelin Home Health, LLC	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	12/31/2025	1,160,553	1,138,621	981,944	5.1

GoTo Group (F/K/A LogMeIn, Inc.) (9)	Data Processing, Hosting, and Related Services
First Lien Debt		10.28%	SOFR+	4.75%	9/28/2022	8/31/2027	1,378,680	1,057,122	918,794	4.8

Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		12.20%	SOFR+	6.75%	7/20/2022	8/1/2029	1,975,000	1,880,395	1,975,000	10.3

Honor HN Buyer Inc	Services for the Elderly and Persons with Disabilities
First Lien Debt		11.25%	SOFR+	5.75%	10/15/2021	10/15/2027	843,421	832,802	843,421	4.4
First Lien Debt		11.25%	SOFR+	5.75%	10/15/2021	10/15/2027	533,332	525,512	533,332	2.8
First Lien Debt (Revolver) (12)		13.25%	Prime+	4.75%	10/15/2021	10/15/2027	12,376	11,126	12,376	0.1
First Lien Debt (Delayed Draw) (12)		11.50%	SOFR+	6.00%	4/28/2023	10/15/2027	352,896	349,763	352,896	1.8
							1,742,025	1,719,203	1,742,025	9.1

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2023

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		12.28%	SOFR+	6.75%	1/27/2022	3/2/2029	$1,000,000	$1,000,000	$962,500	5.0%

Inergex Holdings, LLC	Other Computer Related Services
First Lien Debt (2)		12.58% cash / 1.0% PIK	SOFR+	7.00%	10/1/2018	10/1/2024	991,189	985,511	991,189	5.1
First Lien Debt (Revolver)		12.58% cash / 1.0%PIK	SOFR+	7.00%	10/1/2018	10/1/2024	156,250	154,153	156,250	0.8
							1,147,439	1,139,664	1,147,439	5.9
Medrina, LLC	All Other Outpatient Care Centers
First Lien Debt		11.74%	SOFR+	6.25%	10/20/2023	10/20/2029	744,681	726,684	726,684	3.8
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.25%	10/20/2023	10/20/2029	—	(2,571)	(2,571)	—
First Lien Debt (Delayed Draw) (12)		n/m (5)	SOFR+	6.25%	10/20/2023	10/20/2029	—	(1,614)	(1,614)	—
							744,681	722,499	722,499	3.8
Metasource, LLC	All Other Business Support Services
First Lien Debt		11.72% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	688,708	683,270	649,146	3.4
First Lien Debt (Delayed Draw) (12)		n/m (5)	SOFR+	6.25%	5/17/2022	5/17/2027	—	(909)	(17,233)	(0.1)
							688,708	682,361	631,913	3.3
One GI LLC	Offices of Other Holding Companies
First Lien Debt		12.21%	SOFR+	6.75%	12/13/2021	12/22/2025	857,500	848,972	815,264	4.2
First Lien Debt		12.21%	SOFR+	6.75%	12/13/2021	12/22/2025	451,863	447,180	429,607	2.2
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.75%	12/13/2021	12/22/2025	—	(1,635)	(8,209)	—
							1,309,363	1,294,517	1,236,662	6.4
Redstone Holdco 2 LP (F/K/A RSA Security)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		13.22%	SOFR+	7.75%	4/16/2021	4/27/2029	1,000,000	991,304	735,262	3.7

RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 Class A units) (7) (13)					1/17/2018			—	213,000	1.1

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2023

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
RumbleOn, Inc. (11)	Other Industrial Machinery Manufacturing
First Lien Debt		14.36% Cash / 0.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	$714,384	$692,360	$658,305	3.4%
First Lien Debt		14.36% Cash / 0.50%PIK	SOFR+	8.75%	8/31/2021	8/31/2026	215,591	213,453	198,667	1.0
Warrants (warrants to purchase up to $55,000 in common stock) (7)					8/31/2021	8/14/2028 (16)		50,082	18,032	0.1
							929,975	955,895	875,004	4.5
Spear Education Holdings, LLC	Professional and Management Development Training
First Lien Debt		13.00%	SOFR+	7.50%	2/10/2023	12/15/2027	495,000	484,899	494,567	2.6

SS Acquisition, LLC (6)	Sports and Recreation Instruction
First Lien Debt		12.41%	SOFR+	6.75%	12/30/2021	12/30/2026	625,000	621,256	625,000	3.2
First Lien Debt		13.10%	SOFR+	7.45%	12/30/2021	12/30/2026	300,000	297,837	300,000	1.6
							925,000	919,093	925,000	4.8
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Second Lien Debt		13.46%	SOFR+	8.00%	5/15/2018	4/30/2026	1,593,220	1,593,208	1,593,220	8.3

Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt		11.75%	SOFR+	6.00%	10/14/2021	10/14/2026	1,315,475	1,311,793	1,228,653	6.4
First Lien Debt (Revolver) (12)		11.75%	SOFR+	6.00%	10/14/2021	10/14/2026	50,735	50,121	36,176	0.2
							1,366,210	1,361,914	1,264,829	6.6
TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		14.14%	SOFR+	8.50%	5/13/2021	11/2/2028	1,500,000	1,530,562	1,428,984	7.4

Wellful Inc. (F/K/A KNS Acquisition Corp.)	Electronic Shopping and Mail-Order Houses
First Lien Debt		11.72%	SOFR+	6.25%	7/26/2021	4/21/2027	943,750	942,317	901,875	4.7

Total Debt and Equity Investments							$37,746,736	$37,069,739	$35,379,531	183.9%

Structured Finance Securities (11)
Apex Credit CLO 2020
Subordinated Notes (14) (15)		14.89%	N/A		11/16/2020	10/20/2031	$3,650,000	$3,357,087	$2,316,143	12.0%

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2023

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Apex Credit CLO 2021 Ltd
Subordinated Notes (14) (15)		21.61%	N/A		5/28/2021	7/18/2034	$1,480,000	$1,196,522	$979,339	5.1%

Apex Credit CLO 2022-1A
Subordinated Notes (14) (15)		17.30%	N/A		4/28/2022	4/22/2033	1,892,824	1,563,211	1,228,407	6.4

CLO other (10)		15.55%	N/A					15,891	22,693	0.1

Elevation CLO 2021-14 Ltd
Subordinated Notes (14) (15)		14.49%	N/A		9/21/2021	10/20/2034	1,750,000	1,427,657	1,002,131	5.2

Elevation CLO 2021-15, Ltd.
Subordinated Notes (14) (15)		15.55%	N/A		12/6/2021	1/5/2035	1,250,000	904,226	580,677	3.0

Monroe Capital MML CLO X, LTD.
Mezzanine Debt - Class E-R		14.12%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000,000	961,294	967,151	5.0

Total Structured Finance Securities							$11,022,824	$9,425,888	$7,096,541	36.8%

Total Investments							$48,769,560	$46,495,627	$42,476,072	220.7%

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

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Inergex Holdings, LLC	First Lien Debt	0% to 1.00%	12.58% to 13.58%	1.00%
Inergex Holdings, LLC	First Lien Debt (Revolver)	0% to 1.00%	12.58% to 13.58%	1.00%
RumbleOn, Inc.	First Lien Debt	0% to 0.50%	14.36% to 14.86%	0.50%
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
(14) The rate disclosed on subordinated note investments is the estimated effective yield, generally established at purchase, and reevaluated upon the receipt of the initial distribution and each subsequent quarter thereafter. The estimated effective yield is based upon projected amounts and timing of future distributions and the projected amounts and timing of terminal principal payments at the time of estimation. The estimated effective yield and investment cost may ultimately not be realized. Projected cash flows, including the amounts and timing of terminal principal payments, which generally are projected to occur prior to the contractual maturity date, were utilized in deriving the effective yield of the investments.
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
The Company’s objective is to provide stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments, primarily in middle-market companies located principally in the United States. In addition, the Company may make investments in Structured Finance Securities.
OFS Advisor, an affiliate of the Company and a registered investment adviser, manages the day-to-day operations of, and provides investment advisory services to, the Company. In addition, OFS Advisor serves as the investment adviser to OFS Capital, a publicly traded BDC with an investment strategy similar to that of the Company. OFS Advisor also serves as the investment adviser to OCCI, a non-diversified, externally managed, closed-end management investment company that is registered as an investment company under the 1940 Act and primarily invests in Structured Finance Securities. Additionally, OFS Advisor serves as the investment adviser to separately-managed accounts and sub-adviser to investment companies managed by an affiliate.
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
Note 2. Summary of Significant Accounting Policies
Basis of presentation: The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with GAAP in the United States of America for interim financial information and pursuant to ASC Topic 946, Financial Services–Investment Companies, the requirements for reporting on Form 10-Q, and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation as of, and for, the periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10 K for the year ended December 31, 2023, filed on March 18, 2024. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
Significant Accounting Policies: The following information supplements the description of significant accounting policies contained in Note 2 to the Company's financial statements included in the Company's Annual Report on Form 10 K for the year ended December 31, 2023.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Cash and cash equivalents: The Company’s cash and cash equivalent balances are maintained with a member bank of the Federal Deposit Insurance Corporation (“FDIC”) and at times, such balances may exceed the FDIC insurance limits. The Company does not believe its cash and cash equivalent balances are exposed to any significant credit risk. Cash and cash equivalent balances are held in a US Bank Trust Company, National Association money market deposit account.
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
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to the Company and OFS Advisor is free to furnish similar services to other entities, including other funds advised or sub-advised by OFS Advisor, so long as its services to the Company are not impaired. OFS Advisor also serves as the investment adviser or sub-adviser to various clients, including OFS Capital and OCCI.
OFS Advisor receives fees for providing services to the Company, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.25% and based on the average value of the Company’s total assets (other than cash and cash equivalents, but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters.
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
Pre-incentive fee net investment income is expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter. The incentive fee with respect to pre-incentive fee net income is 100.0% of the amount, if any, by which the pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 1.75% (or 7.0% annualized) “hurdle rate” but is less than 2.1875% (or 8.75% annually), referred to as the “catch-up” provision, and 20.0% of the amount of pre-incentive fee net investment income, if any, that exceeds 2.1875%. The “catch-up” is meant to provide OFS Advisor with 20.0% of the pre-incentive fee net investment income as if a hurdle rate did not apply if pre-incentive fee net investment income exceeds 2.1875% in any calendar quarter. The Income Incentive Fee is calculated before the determination of any operating expense limitation under the Second Amended Expense Support Agreement, as further described below.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The second part of the incentive fee (the “Capital Gain Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and will equal 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis through the end of each calendar year, computed net of all realized capital losses, income taxes from realized capital gains and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the Capital Gain Fee.
The Company accrues the Capital Gain Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gain Fee relating to net unrealized appreciation is deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gain Fee previously accrued such that the amount of Capital Gain Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). Since inception through March 31, 2024, the Company has not made a Capital Gain Fee payment.
The Investment Advisory Agreement will remain in effect from year-to-year upon annual approval by the Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the Company’s directors who are not “interested persons” as defined in the 1940 Act. The Board most recently approved the continuation of the Investment Advisory Agreement on April 3, 2024. The Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, and may be terminated by the Company or OFS Advisor without penalty upon not less than 60 days written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days written notice.
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
Administration Agreement: OFS Services furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to the Administration Agreement. The Board most recently approved the continuation of the Administration Agreement on April 3, 2024. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services. Amounts charged under the Administration Agreement exclude Contractual Issuer Expenses.
Equity Ownership: As of March 31, 2024, affiliates of OFS Advisor held 74,084 shares of common stock, which is approximately 4.1% of the Company’s outstanding shares of common stock.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Expenses recognized under agreements with OFS Advisor, CCO and OFS Services and distributions paid to affiliates for the three months ended March 31, 2024 and 2023 are presented below:

	Three Months Ended March 31,
	2024	2023
Base management fees	$130,722	$164,720
Incentive fees(1)	119,805	124,703
Administrative fees	187,477	236,749
Dealer manager fees	—	5,600
Reimbursements of offering and Contractual Issuer Expenses	—	8,400
Distributions paid to affiliates	18,803	18,803
(1) During the three months ended March 31, 2024 and 2023, incentives fees were comprised of Income Incentive Fees.
Expense Limitation Agreements:
The Company benefits from expense limitation agreements with OFS Advisor that operate separately with regard to: (i) the amortization of offering costs and Contractual Issuer Expenses; and (ii) all other operating expenses not constituting such costs. OFS Advisor’s obligation to provide expense support to the Company can be terminated at any time.
Expense limitations provided under the Investment Advisory Agreement and Second Amended Expense Support Agreement for the three months ended March 31, 2024 and 2023, are presented below:

	Three Months Ended March 31,
	2024	2023
Net offering costs and Contractual Issuer Expenses limitations under the Investment Advisory Agreement	$66,479	$72,172
Operating expense limitations under the Second Amended Expense Support Agreement	—	108,548
Total expense limitations	$66,479	$180,720
As of March 31, 2024 and December 31, 2023, the Company is conditionally obligated to reimburse OFS Advisor for aggregate expense support as follows:

	March 31, 2024	December 31, 2023
Unreimbursed costs under the Investment Advisory Agreement	$887,703	$829,397
Unreimbursed operating expense support under the Second Amended Expense Support Agreement	1,061,622	1,315,422
Total conditional reimbursement obligation under expense limitation agreements	$1,949,325	$2,144,819

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
Unreimbursed offering costs and Contractual Issuer Expenses subject to conditional reimbursement as of March 31, 2024, are summarized below based on the period in which the costs were incurred:

Period Incurred	Unreimbursed Total	Expiration of Reimbursement Eligibility(1)
Three months ended June 30, 2021	$24,408	June 30, 2024
Three months ended September 30, 2021	12,591	September 30, 2024
Three months ended December 31, 2021	19,768	December 31, 2024
Year ended December 31, 2022	375,824	December 31, 2025
Year ended December 31, 2023	395,986	December 31, 2026
Three months ended March 31, 2024	59,126	March 31, 2027
Total unreimbursed offering costs and Contractual Issuer Expenses	$887,703
(1) Expenses are pooled monthly for the determination of their reimbursement expiration date and are summarized into quarterly and yearly pools for presentation purposes. Expiration of reimbursement eligibility for portions of each pool occurs at each month-end within the periods presented above.
All Other Operating Expenses: All other operating expenses, not separately limited under the Investment Advisory Agreement, are limited under the Second Amended Expense Support Agreement such that no distribution by the Company is deemed to be a return of capital contributed by its stockholders. OFS Advisor is required to provide expense support payments to the Company when its distributable taxable income is less than its aggregate distributions declared during the period. For additional details, see the Company’s Annual Report on Form 10 K for the year ended December 31, 2023.
Unreimbursed support for operating expenses provided under the Second Amended Expense Support Agreement and conditions for reimbursement to OFS Advisor as of March 31, 2024, are summarized below:

		Other Operating Expense Ratio
Support Provided for the Three Months Ended	Unreimbursed Expense Support	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share(1)	Expiration of reimbursement eligibility
June 30, 2021	$264,533	7.6%	6.8%	7.1%	June 30, 2024
September 30, 2021	652,774	6.8%	6.8%	7.1%	September 30, 2024
March 31, 2022	134,376	7.2%	8.1%	7.0%	March 31, 2025
December 31, 2022	9,939	8.5%	8.1%	7.8%	December 31, 2025
Total	$1,061,622
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 4. Investments
As of March 31, 2024, the Company had loans to 27 portfolio companies, of which 70% were first lien loans and 30% were second lien loans, at fair value, respectively. The Company also had equity investments in five portfolio companies and investments in six Structured Finance Securities.
As of March 31, 2024, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$23,382,919	52.6%	124.7%	$23,054,216	57.0%	123.0%
Second lien debt investments	11,353,966	25.5	60.5	10,116,883	25.0	53.9
Preferred equity investments	34,464	0.1	0.2	35,088	0.1	0.2
Common equity and warrant investments	340,671	0.8	1.8	396,329	1.0	2.1
Total Portfolio Company Investments	35,112,020	79.0	187.2	33,602,516	83.1	179.2
Structured Finance Securities	9,350,860	21.0	49.8	6,872,037	16.9	36.6
Total investments	$44,462,880	100.0%	237.0%	$40,474,553	100.0%	215.8%
(1) Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $18,395,171 and $18,399,538, respectively.
As of March 31, 2024, all of the Company’s debt and equity investments were domiciled in the United States, while its Structured Finance Securities were domiciled in the Cayman Islands. These CLO investments generally hold underlying portfolios of debt investments of United States domiciled companies. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$4,241,778	9.4%	22.6%	$4,181,181	10.3%	22.3%
Construction	1,019,808	2.3	5.4	1,019,808	2.5	5.4
Education Services	1,403,893	3.2	7.5	1,423,688	3.5	7.6
Finance and Insurance	1,326,679	3.0	7.1	1,343,155	3.3	7.2
Health Care and Social Assistance	6,543,943	14.7	34.9	6,323,816	15.7	33.7
Information	2,314,645	5.2	12.4	2,288,262	5.7	12.2
Management of Companies and Enterprises	1,459,747	3.3	7.8	1,419,687	3.5	7.6
Manufacturing	4,306,379	9.8	23.0	4,086,843	10.2	21.8
Professional, Scientific, and Technical Services	1,639,967	3.7	8.8	1,657,789	4.1	8.8
Public Administration	46,403	0.1	0.2	2,973	—	—
Retail Trade	2,816,030	6.3	15.0	2,807,457	6.9	15.0
Wholesale Trade	7,992,748	18.0	42.5	7,047,857	17.4	37.6
Total Portfolio Company Investments	$35,112,020	79.0%	187.2%	$33,602,516	83.1%	179.2%
Structured Finance Securities	9,350,860	21.0	49.8	6,872,037	16.9	36.6
Total investments	$44,462,880	100.0%	237.0%	$40,474,553	100.0%	215.8%

As of December 31, 2023, the Company had loans to 28 portfolio companies, of which 67% were first lien loans and 33% were second lien loans, at fair value, respectively. The Company also had equity investments in five portfolio companies and six investments in Structured Finance Securities.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

As of December 31, 2023, the Company's investments consisted of the following:

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
The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$4,244,326	9.2%	22.1%	$4,108,120	9.7%	21.4%
Education Services	1,403,992	3.0	7.3	1,419,567	3.4	7.4
Health Care and Social Assistance	6,497,533	14.0	33.8	6,302,612	14.9	32.7
Information	2,305,315	4.9	12.0	2,269,271	5.4	11.8
Finance and Insurance	1,327,208	2.9	6.9	1,327,208	3.1	6.9
Management of Companies and Enterprises	1,294,517	2.8	6.7	1,236,662	2.9	6.4
Manufacturing	4,381,905	9.4	22.8	4,157,307	9.8	21.6
Professional, Scientific, and Technical Services	1,638,063	3.6	8.5	1,652,392	3.9	8.6
Public Administration	46,403	0.1	0.2	2,699	—	—
Retail Trade	4,336,757	9.2	22.5	4,401,664	10.3	22.9
Wholesale Trade	9,593,720	20.6	49.8	8,502,029	19.9	44.2
Total debt and equity investments	$37,069,739	79.7%	192.6%	$35,379,531	83.3%	183.9%
Structured Finance Securities	9,425,888	20.3	49.0	7,096,541	16.7	36.8
Total investments	$46,495,627	100.0%	241.6%	$42,476,072	100.0%	220.7%
Non-Accrual Loans: Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as income or applied to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, it is probable that the Company will collect all principal and interest from the investment.
For the three months ended March 31, 2024, no new loans were placed on non-accrual status. The aggregate amortized cost and fair value of loans on non-accrual status as of March 31, 2024 was $865,283 and $68,300, respectively, and as of December 31, 2023 was $865,283 and $36,810, respectively.
Portfolio Concentration: As of March 31, 2024, approximately 11% and 23% of the Company’s total portfolio at fair value and its net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

As of March 31, 2024, the Company’s first lien debt investment in All Star Auto Lights, Inc., a nationwide wholesaler of motor vehicle parts, accounted for 13% and 28% of its total portfolio at fair value and total net assets, respectively.
As of March 31, 2024, the Company’s first lien debt investments in Heritage Grocers Group, LLC, a nationwide chain of supermarkets and other grocery stores, accounted for approximately 5% and 11% of its total portfolio at fair value and net assets, respectively.
As of March 31, 2024, the Company’s second lien debt investments in Convergint Technologies Holdings, LLC, a global leader in security systems solutions, accounted for approximately 5% and 11% of its total portfolio at fair value and net assets, respectively.
Note 5. Fair Value of Financial Instruments
The Company’s investments are carried at fair value and determined in accordance with ASC 820 and a documented valuation policy that is applied in a consistent manner. Pursuant to Rule 2a-5 of the 1940 Act (“Rule 2a-5”), the Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to the Company’s investments, and the Board maintains oversight of OFS Advisor in its capacity as valuation designee, as prescribed in Rule 2a-5.
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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 debt investments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Transfers from Level 2 to Level 3	$902,919	$—
Transfers from Level 3 to Level 2	2,807,458	582,145
Transfers between levels during the reporting periods were due to availability of reliable Indicative Prices in those periods.
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded and incur a realized capital loss. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from elevated interest and inflation rates, the ongoing war between Russia and Ukraine, the escalated armed conflict in the Middle East, instability in the U.S. and international banking systems, the risk of recession or a shutdown of U.S. government services and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Company’s investments. The Company’s investments are also subject to interest rate risk. Changes in interest rates, including any potential interest rate reductions approved by the U.S. Federal Reserve, may impact both our cost of funding and the valuation of our investment portfolio.
The following tables present the Company’s investment portfolio measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, respectively:

Security	Level 1	Level 2	Level 3	Fair Value as of March 31, 2024
Debt investments	$—	$3,883,538	$29,287,561	$33,171,099
Equity investments	—	—	431,417	431,417
Structured Finance Securities	—	—	6,872,037	6,872,037
	$—	$3,883,538	$36,591,015	$40,474,553

Security	Level 1	Level 2	Level 3	Fair Value as of December 31, 2023
Debt investments	$—	$3,541,056	$31,447,332	$34,988,388
Equity investments	—	—	391,143	391,143
Structured Finance Securities	—	—	7,096,541	7,096,541
	$—	$3,541,056	$38,935,016	$42,476,072

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The following tables provide the primary quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of March 31, 2024 and December 31, 2023. The Company may make changes to the valuation techniques, among techniques otherwise commonly used in accordance with its valuation policies, and/or the weighting of techniques used for particular investments based on changes in facts-and-circumstances and depending on the availability of, or changes in, information in order to produce the best estimate of fair value as of the measurement date. In addition to the techniques and unobservable inputs noted in the tables below and in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets.

	Fair Value as of March 31, 2024	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
First Lien	$18,150,870	Discounted cash flow	Discount rates	9.75% - 18.82% (12.08%)
	1,019,808	Market approach	Transaction Price
Second Lien	9,043,922	Discounted cash flow	Discount rates	11.02% - 19.12% (13.72%)
	1,004,661	Market approach	Revenue multiples	0.93x - 0.93x (0.93x)
	68,300	Market approach	Net asset value liquidation(2)

Structured Finance Securities(1):
Subordinated notes and other CLO equity related investments	5,850,073	Discounted cash flow	Discount rates	9.94% - 34.00% (26.44%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Mezzanine debt	1,021,964	Discounted cash flow	Discount margin	8.25% - 8.25% (8.25%)
			Constant default rate	3.00% - 3.00% (3.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Common equity and warrants	344,916	Market approach	EBITDA multiples	7.50x - 16.00x (14.00x)
	51,413	Market approach	Revenue multiples	0.70x - 0.70x (0.70x)

Preferred equity	35,088	Market approach	EBITDA multiples	7.50x - 7.50x (7.50x)
	$36,591,015
(1) The cash flows utilized in the discounted cash flow calculations assume: (i) immediate liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices; and (ii) redeployment of proceeds at the issuing CLO’s assumed reinvestment rate.
(2) Net asset value liquidation represents the fair value, or estimated expected residual value, of the investment.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

	Fair Value at December 31, 2023	Valuation techniques	Unobservable inputs	Range (Weighted average)
Debt investments:
First lien	$15,935,793	Discounted cash flow	Discount rates	9.55% - 17.53% (11.94%)
	4,024,707	Market approach	Transaction Price

Second lien	9,505,578	Discounted cash flow	Discount rates	10.45% - 21.70% (13.54%)
	1,018,754	Market approach	Revenue multiples	0.90x - 1.20x (0.91x)
	962,500	Market approach	Transaction Price

Structured Finance Securities:
Subordinated notes and other CLO equity related investments(1)	6,129,390	Discounted cash flow	Discount rates	9.94% - 32.00% (27.32%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Mezzanine debt(1)	967,151	Discounted cash flow	Discount margin	9.50% - 9.50% (9.50%)
			Constant default rate	3.00% - 3.00% (3.00%
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Common equity and warrants	316,731	Market approach	EBITDA multiples	7.50x - 16.50x (13.71x)
	40,002	Market Approach	Revenue multiples	0.70x - 0.70x (0.70x)

Preferred equity	34,410	Market Approach	EBITDA multiples	7.50x - 7.50x (7.50x)
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
Changes in market credit spreads or events impacting the credit quality of the underlying portfolio company (both of which could impact the discount rate), as well as changes in enterprise value and/or EBITDA multiples, among other things, could have a significant impact on fair values, with the fair value of a particular debt investment susceptible to change in inverse relation to the changes in the discount rate. Changes in enterprise value and/or EBITDA multiples, as well as changes in the discount rate, could have a significant impact on fair values, with the fair value of an equity investment susceptible to change in tandem with the changes in enterprise value and/or EBITDA multiples, and in inverse relation to changes in the discount rate. Due to the wide range of approaches in developing input assumptions to these valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The following tables present changes in the investments measured at fair value using Level 3 inputs for the three months ended March 31, 2024 and 2023, respectively:

	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2023	$19,960,500	$11,486,832	$34,410	$356,733	$7,096,541	$38,935,016
Net unrealized appreciation (depreciation) on investments	39,918	157,854	678	39,596	(149,476)	88,570
Amortization of Net Loan Fees	28,494	12,612	—	—	4,049	45,155
Paid-in-kind interest income	6,687	52,805	—	—	—	59,492
Accretion of interest income on Structured Finance Securities	—	—	—	—	314,411	314,411
Purchase of portfolio investments	1,188,826	—	—	—	—	1,188,826
Proceeds from principal payments on portfolio investments	(146,246)	(1,593,220)	—	—	—	(1,739,466)
Proceeds from distributions received from portfolio investments	—	—	—	—	(393,488)	(393,488)
Amendment fees received	(2,962)	—	—	—	—	(2,962)
Transfers from Level 2 to Level 3	902,919	—	—	—	—	902,919
Transfers from Level 3 to Level 2	(2,807,458)	—	—	—	—	(2,807,458)
Level 3 assets, March 31, 2024	$19,170,678	$10,116,883	$35,088	$396,329	$6,872,037	$36,591,015

	First Lien Debt Investments	Second Lien Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Notes	Total
Level 3 assets, December 31, 2022	$21,702,915	$14,305,307	$58,092	$—	$344,400	$8,924,790	$45,335,504
Net unrealized appreciation (depreciation) on investments	52,525	(605,715)	(58,092)	—	235,802	(552,900)	(928,380)
Net realized gain on investments	—	—	—	—	84,819	—	84,819
Amortization of Net Loan Fees	23,040	23,127	—	—	—	14,190	60,357
Paid-in-kind interest income	1,817	3,145	—	—	—	—	4,962
Accretion of interest income on Structured Finance Securities	—	—	—	—	—	362,886	362,886
Purchase of portfolio investments	1,225,429	—	—	17,232	—	—	1,242,661
Proceeds from principal payments on portfolio investments	(120,802)	—	—	—	—	—	(120,802)
Proceeds from distributions received from portfolio investments	—	—	—	—	(173,737)	(188,906)	(362,643)
Amendment fees received	—	(7,571)	—	—	—	—	(7,571)
Transfers from Level 3 to Level 2	—	(582,145)	—	—	—	—	(582,145)
Level 3 assets, March 31, 2023	$22,884,924	$13,136,148	$—	$17,232	$491,284	$8,560,060	$45,089,648

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the three months ended March 31, 2024 and 2023, attributable to the Company’s Level 3 assets still held at those respective period ends, was as follows:

	Three Months Ended March 31,
	2024	2023
Debt investments	$223,862	$(437,828)
Equity investments	40,274	235,802
Structured Finance Securities	(149,476)	(552,899)
Net unrealized appreciation (depreciation) on investments held	$114,660	$(754,925)
Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such values. The Company believes that the carrying amounts of its other financial instruments, such as cash, cash equivalents, receivables and payables, approximate the fair value of such items due to the short maturity of such financial instruments. The Banc of California Credit Facility is a variable rate instrument and fair value approximates book value as of March 31, 2024 and December 31, 2023.
The following tables present the fair value measurements of the Company’s debt and the level within the fair value hierarchy of the significant unobservable inputs used to determine such fair values as of March 31, 2024 and December 31, 2023:

	March 31, 2024
Description	Level 1	Level 2	Level 3(1)	Total
Banc of California Credit Facility	$—	$—	$6,865,000	$6,865,000
Unsecured Note	—	—	13,922,714	13,922,714
Total debt, at fair value	$—	$—	$20,787,714	$20,787,714

	December 31, 2023
Description	Level 1	Level 2	Level 3(1)	Total
Banc of California Credit Facility	$—	$—	$7,665,000	$7,665,000
Unsecured Note	—	—	13,935,862	13,935,862
Total debt, at fair value	$—	$—	$21,600,862	$21,600,862
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

The following table sets forth the carrying values and fair values of the Company’s debt as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Banc of California Credit Facility	$6,865,000	$6,865,000	$7,665,000	$7,665,000
Unsecured Note	14,806,168	13,922,714	14,787,997	13,935,862
Total debt	$21,671,168	$20,787,714	$22,452,997	$21,600,862
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 6. Commitments and Contingencies
The following table presents the Company’s outstanding commitments to fund investments in portfolio companies as of March 31, 2024:

Portfolio Company	Investment Type	Commitment
Boca Home Care Holdings, Inc.	First Lien Debt (Revolver)	$129,032
Clevertech Bidco, LLC	First Lien Debt (Revolver)	126,033
Flow Service Partners Management, LLC	First Lien Debt (Revolver)	159,091
Honor HN Buyer Inc.	First Lien Debt (Revolver)	86,634
Honor HN Buyer Inc.	First Lien Debt (Delayed Draw)	239,038
Medrina LLC	First Lien Debt (Revolver)	106,383
Medrina LLC	First Lien Debt (Delayed Draw)	148,936
Tolemar Acquisition, Inc.	First Lien Debt (Revolver)	169,853
		$1,165,000
The following table shows the Company’s outstanding commitments to fund investments in portfolio companies as of December 31, 2023:

Portfolio Company	Investment Type	Commitment
Boca Home Care Holdings, Inc.	First Lien Debt (Revolver)	$129,032
Clevertech Bidco, LLC	First Lien Debt (Revolver)	126,033
Honor HN Buyer Inc.	First Lien Debt (Revolver)	86,634
Honor HN Buyer Inc.	First Lien Debt (Delayed Draw)	239,038
Medrina LLC	First Lien Debt (Revolver)	106,383
Medrina LLC	First Lien Debt (Delayed Draw)	148,936
Metasource, LLC	First Lien Debt (Delayed Draw)	300,000
One GI LLC	First Lien Debt (Revolver)	166,667
Tolemar Acquisition, Inc.	First Lien Debt (Revolver)	169,853
		$1,472,576
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2024.
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
Note 7. Borrowings
Banc of California Credit Facility: On September 12, 2018, the Company entered into the Banc of California Credit Facility. The Banc of California Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.25% margin and includes an annual commitment fee of $100,000 (based upon the current maximum principal amount of the facility).
On December 15, 2023, the Company amended the Banc of California Credit Facility to: (i) extend the maturity date from August 31, 2024 to February 28, 2026; (ii) reduce the interest rate from Prime Rate plus 0.75% to Prime Rate plus 0.25%; (iii) increase the interest rate floor from 4.25% to 5.00%; and (iv) eliminate the 0.50% unused line fee and replace it with an annual commitment fee of 0.50% of the maximum principal amount of the facility. Fees and legal costs incurred in connection with the Banc of California Credit Facility are amortized over the life of the facility.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The maximum availability of the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA, subject to an overall maximum principal amount of $20,000,000. The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of March 31, 2024 and December 31, 2023, the Company had outstanding debt of $6,865,000 and $7,665,000 under the Banc of California Credit Facility, respectively, and $13,135,000 and $12,335,000 of unused commitments subject to the terms of the borrowing base, respectively.
For the three months ended March 31, 2024 and 2023, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Banc of California Credit Facility were as follows:

	Three Months Ended March 31,
	2024	2023
Stated interest expense(1)	$173,631	$339,852
Amortization of debt issuance costs	25,366	441
Total interest and debt financing costs	$198,997	$340,293
Cash paid for interest expense	$172,353	$333,260
Effective interest rate	10.14%	8.57%
Average outstanding balance	$7,850,714	$15,889,722
(1) Stated interest expense includes unused fees.
Unsecured Note: On November 27, 2019, the Company entered into the Note Purchase Agreement under which the Company sold the Unsecured Note. The Unsecured Note bears interest at a fixed rate of 5.50% and matures on November 27, 2026.
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
On each of March 31, 2024 and December 31, 2023, the Company’s Unsecured Note had an aggregate outstanding principal of $15,000,000.
For the three months ended March 31, 2024 and 2023, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Note were as follows:

	Three Months Ended March 31,
	2024	2023
Stated interest expense	$206,250	$206,250
Amortization of debt issuance costs	18,172	18,172
Total interest and debt financing costs	$224,422	$224,422
Cash paid for interest expense	$206,250	$206,250
Effective interest rate	5.98%	5.98%
Average outstanding balance	$15,000,000	$15,000,000

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

For the three months ended March 31, 2024 and 2023, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended March 31,
	2024	2023
Average dollar borrowings	$22,850,714	$30,889,722
Weighted average effective interest rate	7.41%	7.31%
Note 8. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Per Share Operating Performance:
Net asset value per share at beginning of period	$10.49	$11.13
Net investment income(1)	0.26	0.30
Net realized gain, net of taxes(1)	—	0.03
Net unrealized appreciation (depreciation) on investments, net of deferred taxes(1)	0.01	(0.47)
Total income (loss) from operations(1)	0.27	(0.14)
Distributions(2)	(0.25)	(0.25)
Repurchase of common stock(1)(3)	(0.01)	—
Net asset value per share at end of period	$10.50	$10.74
Total return based on net asset value(4)(5)	2.5%	(1.2)%
Shares outstanding at end of period	1,786,974	1,972,439
Weighted average shares outstanding	1,832,927	1,993,546
Ratio/Supplemental Data
Average net asset value(6)	$19,003,043	$21,603,186
Net asset value at end of period	$18,758,599	$21,188,425
Net investment income	$479,221	$607,362
Ratio of net operating expenses to average net assets(7)	24.4%	24.1%
Ratio of net investment income to average net assets(7)	10.1%	11.2%
Portfolio turnover(8)	2.9%	1.3%
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
(3)The repurchase of common stock on a per share basis reflects the incremental net asset value change as a result of the retirement of shares from the Company’s repurchases of common stock and the dilutive or anti-dilutive impact from significant changes in weighted-average shares outstanding during the period.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 9. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued for in the Offering during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	—	$—	44,970	$560,000
Commissions and dealer manager fees	—	—	—	(36,000)
Net proceeds to the Company	—	$—	44,970	$524,000
Repurchases of Shares
The following table summarizes the common stock repurchases by the Company for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
	Shares	Amount	Shares	Amount
Repurchase of common stock	48,625	$514,943	50,225	$564,529
All repurchased shares were retired upon acquisition.
Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the three months ended March 31, 2024 and 2023. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Per Share Amount	Cash Distribution
Three Months Ended March 31, 2024
January 27, 2024	January 29, 2024	February 5, 2024	$0.0846	$155,292
February 27, 2024	February 27, 2024	March 5, 2024	0.0846	155,292
March 27, 2024	March 27, 2024	April 5, 2024	0.0846	151,178
Total			$0.2538	$461,762

Three Months Ended March 31, 2023
January 26, 2023	January 27, 2023	February 6, 2023	$0.0846	$167,313
February 23, 2023	February 24, 2023	March 6, 2023	0.0846	167,595
March 29, 2023	March 29, 2023	April 5, 2023	0.0846	166,868
Total			$0.2538	$501,776
The above distributions were funded, in part, through the reimbursement of certain operating expenses under the Second Amended Expense Support Agreement. The Second Amended Expense Support Agreement is designed to ensure no portion of the Company’s distribution to stockholders will be paid from Offering proceeds, such that no distribution is deemed to be a return of capital contributed by its stockholders, and will provide for expense reduction payments to the Company in any quarterly period in which the Company’s aggregate distributions to stockholders exceeds the Company’s cumulative ICTI and net realized gains. The Second Amended Expense Support Agreement may be terminated by OFS Advisor, without payment of any penalty, with or without notice to the Company. However, the Second Amended Expense Support Agreement is subordinated to the Banc of California Credit Facility, and prior to cancelling the Second Amended Expense Support Agreement, OFS Advisor must provide Banc of California with 30 days advance written notice of termination of the Second Amended Expense Support Agreement.

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
Note 10. Subsequent Events Not Disclosed Elsewhere
On April 26, 2024, the Board declared a distribution of $0.0846 per common share, which represents an 8.6% annualized distribution yield based on the Company’s common stock offering price as of April 29, 2024, which was paid on May 6, 2024 to stockholders of record on April 26, 2024.
On May 7, 2024, the Board approved a tender offer, commencing on May 29, 2024, to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ending March 31, 2024.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. For additional overview information on the Company, see “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 18, 2024.
Overview
    Key performance metrics per common share are presented below:

	March 31, 2024	December 31, 2023
Net asset value	$10.50	$10.49

	Three Months Ended
	March 31, 2024	December 31, 2023
Net investment income	$0.26	$0.18
Net increase (decrease) in net assets resulting from operations	0.27	(0.05)
Distributions declared	0.25	0.25
Our NAV per common share increased to $10.50 at March 31, 2024 from $10.49 at December 31, 2023, primarily due to net investment income of $0.26 per common share exceeding our distributions of $0.25 per common share declared during the quarter.
For the three months ended March 31, 2024, total investment income decreased $168,548 compared to the prior quarter, primarily due to non-recurring interest income recognized during the prior quarter and a decrease in our debt investment portfolio, at cost, related to the full repayment of certain debt investments during the current quarter. See “—Results of Operations” for additional information.
For the three months ended March 31, 2024, net gain on investments of $8,597 was due to net unrealized appreciation, net of taxes, of $15,190, partially offset by net realized losses of $6,593. For the three months ended March 31, 2024, we recognized net unrealized appreciation of $31,227, primarily related to net unrealized appreciation of $180,704 on our debt and equity investments, partially offset by net unrealized depreciation of $149,476 on our Structured Finance Securities.
During the three months ended March 31, 2024, no new loans were placed on non-accrual status. As of March 31, 2024, our non-accrual loans comprised 0.2% of our total investments at fair value.
For the three months ended March 31, 2024, our weighted-average debt interest costs of 7.4% remained stable, compared to the prior quarter. As of March 31, 2024, 69% of our total outstanding debt was fixed rate and 100% contractually matures in 2026.
As of March 31, 2024, our asset coverage ratio of 186% exceeded the minimum asset coverage requirement under the 1940 Act of 150%, and we remained in compliance with all applicable covenants under our outstanding debt facilities. As of March 31, 2024, we had an unused commitment of $13,135,000 under our Banc of California Credit Facility, of which $10,110,249 was available based on the stated advanced rate of 50% under the borrowing base. As of March 31, 2024, we had unfunded commitments of $1,165,000 to fund various undrawn revolvers and other investments. We continue to believe that we have sufficient levels of liquidity to support our commitments to existing portfolio companies and selectively deploy capital in new investment opportunities. See “—Liquidity and Capital Resources” for additional information.
On April 26, 2024, our Board declared a $0.0846 per common share distribution, which represents an 8.6% annualized distribution yield based on our common stock offering price as of April 29, 2024, which was paid on May 6, 2024 to stockholders of record on April 26, 2023.
On May 7, 2024, our Board approved a tender offer, commencing on May 29, 2024, to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ending March 31, 2024.
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•The Investment Advisory Agreement with OFS Advisor to manage our operating and investment activities. Under the Investment Advisory Agreement, we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. See “Item 1. Financial Statements––Notes to Consolidated Financial Statements— Note 3.”
•The Dealer Manager Agreement with CCO, an affiliate of OFS Advisor, to provide sales, promotional and marketing services to us in connection with the Offering. See “Item 1. Financial Statements––Notes to Consolidated Financial Statements— Note 3.”
•The Administration Agreement with OFS Services, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3.”
•Expense Limitation Agreements: OFS Advisor limits our incurred expenses under the: (1) Investment Advisory Agreement which contains provisions limiting organization and offering costs and Contractual Issuer Expenses; and (2) Second Amended Expense Support Agreement which limits all other operating expenses. Both agreements contain conditions pursuant to which we may become obligated to reimburse OFS Advisor for expense limitations provided thereunder. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3.”
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other funds advised or sub-advised by OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to other funds, including OFS Capital and OCCI. Additionally, OFS Advisor provides sub-advisory services to various funds, including: (i) CMFT Securities Investments, LLC, a wholly owned subsidiary of CIM Real Estate Finance Trust, Inc., a corporation that qualifies as a real estate investment trust; and (ii) CIM Real Assets & Credit Fund, an externally managed registered investment company that operates as an interval fund that invests primarily in a combination of real estate, credit and related investments.
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
Conflicts may arise when an account managed by OFS Advisor makes an investment in conjunction with an investment being made by an Affiliated Account, or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Potential conflicts arise when addressing, among other things, questions as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced. For additional information see “Item 1. Business—Regulation—Conflicts of Interest” and “Item 1A. Risk Factors—Risks Related to OFS Advisor and its Affiliates—We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 18, 2024.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those relating to revenue recognition, expense limitation agreements and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board. For descriptions of our revenue recognition and fair value policies, see “Item 8. Financial Statements—Notes to Consolidated Financial Statements—Note 2” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 18, 2024.

The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments as of March 31, 2024:

	Fair Value as of March 31, 2024	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
First lien	$23,054,216	$22,866,212	$23,242,220
Second lien	10,116,883	9,975,247	10,258,559

Structured Finance Securities:
Subordinated notes and other CLO equity related investments	5,850,073	5,573,943	6,126,200
Mezzanine debt	1,021,964	999,700	1,044,228

Equity investments:
Preferred equity	35,088	34,386	35,790
Common equity and warrants	396,329	340,038	452,370
	$40,474,553	$39,789,526	$41,159,367
Portfolio Composition and Investment Activity
Portfolio Composition
The following table summarizes the composition of our investment portfolio as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt investments(1)	$23,382,919	$23,054,216	$23,812,835	$23,501,556
Second lien debt investments	11,353,966	10,116,883	12,881,769	11,486,832
Preferred equity investments	34,464	35,088	34,464	34,410
Common equity and warrant investments	340,671	396,329	340,671	356,733
Total Portfolio Company Investments	35,112,020	33,602,516	37,069,739	35,379,531
Structured Finance Securities	9,350,860	6,872,037	9,425,888	7,096,541
Total Investments	$44,462,880	$40,474,553	$46,495,627	$42,476,072
Total number of Portfolio Companies and Structured Finance Securities	36	36	37	37
(1) As of March 31, 2024 and December 31, 2023, first lien debt investments include unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $18,395,171 and $18,399,538, respectively, and $17,483,339 and $17,384,403, respectively.

As of March 31, 2024, 100% and 82% of our loan portfolio and total portfolio, respectively, consisted of first lien and second lien loans, based on fair value. We believe the seniority of our debt investments in the borrowers’ capital structures may provide greater downside protection against adverse economic changes, including those caused by the impacts of the ongoing war between Russia and Ukraine, the escalated armed conflict in the Middle East, elevated interest and inflation rates, instability in the U.S. and international banking systems, the risk of recession or a shutdown of U.S. government services and related market volatility.
As of March 31, 2024, the three largest industries of our Portfolio Company Investments by fair value, were: (1) Wholesale Trade of 17.4%; (2) Health Care and Social Assistance of 15.7%; and (3) Administrative and Support and Waste Management and Remediation Services of 10.3%, totaling an aggregate of approximately 43.4% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1. Financial Statements—Note 4.”
The following table presents our ten largest investments by portfolio company based on fair value as of March 31, 2024:

Issuer	Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value	% of Net Assets, at Fair Value
All Star Auto Lights, Inc.	Debt	$5,135,754	$5,162,677	12.8%	27.5%
Apex Credit CLO 2020 Ltd.	Structured Finance Security	3,303,147	2,224,951	5.5	11.9
Convergint Technologies Holdings, LLC	Debt	2,033,170	2,068,608	5.1	11.0
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets)	Debt	1,879,846	1,982,312	4.9	10.6
Honor HN Buyer, Inc.	Debt	1,716,354	1,737,634	4.3	9.3
BayMark Health Services, Inc.	Debt	1,668,196	1,683,415	4.2	9.0
TruGreen Limited Partnership	Debt	1,528,988	1,438,500	3.6	7.7
One GI LLC	Debt	1,459,747	1,419,687	3.5	7.6
Clevertech Bidco, LLC	Debt	1,326,679	1,343,155	3.3	7.2
Electrical Components International, Inc.	Debt	1,249,635	1,285,686	3.2	6.9
Total		$21,301,516	$20,346,625	50.4%	108.7%
As of March 31, 2024, approximately 10.8% and 23.4% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
A deterioration or improvement in the operating performance of these portfolio investments or other factors underlying the valuation of these investments could have a material impact on our NAV.
Structured Finance Securities
The following table summarizes the composition of our Structured Finance Securities as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes and other CLO equity related investments	$8,385,518	$5,850,073	$8,464,594	$6,129,390
Mezzanine debt	965,342	1,021,964	961,294	967,151
Total Structured Finance Securities	$9,350,860	$6,872,037	$9,425,888	$7,096,541
Number of Structured Finance Securities	6	6	6	6
As of March 31, 2024, we had no non-performing Structured Finance Securities. Non-performing Structured Finance Securities are securities that have not been optionally redeemed and have an effective yield of 0.0%, as remaining residual distributions are anticipated to be recognized as a return of capital.

Portfolio Yields
The following table presents weighted-average yields metrics for our portfolio as of March 31, 2024 and December 31, 2023, respectively:

	For the Three Months Ended
	March 31, 2024	December 31, 2023
Weighted-average performing income yield(1):
Debt investments	14.3%	15.3%
Structured Finance Securities	15.1	16.0
Interest-bearing investments	14.5%	15.5%

Weighted-average realized yield(2):
Interest-bearing investments	14.2%	15.0%
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
For the three months ended March 31, 2024, the weighted average realized yield decreased primarily due to changes in non-accrual investment activity quarter-over-quarter, as well as a decrease in the effective yields on our CLO subordinated note securities.
Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels.
Investment Activity
The following is a summary of our investment activity for the three months ended March 31, 2024:

Three Months Ended March 31, 2024

Investments in debt and equity securities	$1,188,826
Investments in Structured Finance Securities	—
Total investment purchases and originations	$1,188,826

Proceeds from principal payments on portfolio investments	$3,300,558
Proceeds from sale or redemption of portfolio investments	—
Proceeds from distributions received from portfolio investments	393,488
Total proceeds from principal payments, sales or redemptions, and distributions received from portfolio investments	$3,694,046

We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2023. The following table shows the classification of our debt securities, excluding Structured Finance Securities, by credit risk rating as of March 31, 2024 and December 31, 2023:

	Debt Investments
	March 31, 2024			December 31, 2023
Risk Category	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value
1 (Low Risk)	$—	$—	—%	$—	$—	—%
2 (Below Average Risk)	—	—	—	—	—	—
3 (Average)	31,616,139	31,195,218	94.0	33,633,578	33,050,840	94.5
4 (Special Mention)	2,255,463	1,907,581	5.8	2,195,743	1,900,738	5.4
5 (Substandard)	—	—	—	—	—	—
6 (Doubtful)	865,283	68,300	0.2	865,283	36,810	0.1
7 (Loss)	—	—	—	—	—	—
	$34,736,885	$33,171,099	100.0%	$36,694,604	$34,988,388	100.0%
Non-Accrual Loans
Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as income or applied to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, it is probable that the Company will collect all principal and interest from the investment. For the three months ended March 31, 2024, no new loans were placed on non-accrual status.
As of March 31, 2024
The following table shows the classification of our debt investments on non-accrual status:

	March 31, 2024
	Amortized Cost	Fair Value
First lien debt	$—	$—
Second lien debt	865,283	68,300
Total	$865,283	$68,300

As of December 31, 2023
The following table shows the classification of our debt investments on non-accrual status:

	December 31, 2023
	Amortized Cost	Fair Value
First lien debt	$—	$—
Second lien debt	865,283	36,810
Total	$865,283	$36,810

Results of Operations
Our key financial measures are described in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Key Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 18, 2024. The following is a discussion of the key financial measures that management uses in reviewing the performance of our operations.
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
Comparison of the three months ended March 31, 2024 and December 31, 2023 and three months ended March 31, 2024 and 2023

	Three Months Ended		Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Interest income	$1,608,288	$1,782,734	$1,608,288	$1,901,293
Dividend income	1,050	1,045	1,050	172
Fee income	29,335	23,442	29,335	10,118
Total investment income	1,638,673	1,807,221	1,638,673	1,911,583
Total operating expenses	1,225,931	1,282,079	1,225,931	1,484,941
Expense support reimbursements (limitations), net	(66,479)	184,961	(66,479)	(180,720)
Net investment income	479,221	340,181	479,221	607,362
Net gain (loss) on investments	8,597	(442,983)	8,597	(894,579)
Net increase (decrease) in net assets resulting from operations	$487,818	$(102,802)	$487,818	$(287,217)
Investment Income. For the three months ended March 31, 2024, interest income decreased $174,446 primarily due to non-recurring interest income recognized during the prior quarter and a decrease in our debt investment portfolio, at cost, related to the full repayment of certain debt investments during the current and prior quarter.

Gross Expenses. Our gross expenses are limited under the Investment Advisory Agreement and Second Amended Expense Support Agreement. Operating expenses shown with respect to each governing expense limitation agreement for the three months ended March 31, 2024 and December 31, 2023 and three months ended March 31, 2024 and 2023 are presented below:

	Three Months Ended		Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Expenses subject to limitation under the Investment Advisory Agreement:
Contractual Issuer Expenses	$59,126	$93,309	$59,126	$76,750
Amortization of deferred offering costs	7,353	7,434	7,353	3,822
Total expenses subject to limitation under the Investment Advisory Agreement	66,479	100,743	66,479	80,572

Expenses subject to limitation under the Second Amended Expense Support Agreement:
Interest expense	423,419	441,875	423,419	564,715
Base management fees	130,722	138,950	130,722	164,720
Incentive fees	119,805	156,471	119,805	124,703
Administrative fees	187,477	154,241	187,477	236,749
Professional fees	192,168	166,899	192,168	192,077
Other expenses	103,250	122,900	103,250	121,373
Total expenses subject to limitation under the Second Amended Expense Support Agreement	1,156,841	1,181,336	1,156,841	1,404,337
HPCI-MB operating expenses	2,611	—	2,611	32
Total operating expenses	$1,225,931	$1,282,079	$1,225,931	$1,484,941
Expenses Limited under the Investment Advisory Agreement
OFS Advisor did not incur, on our behalf, any offering costs during the three months ended March 31, 2024 and December 31, 2023.
OFS Advisor incurred, on our behalf, Contractual Issuer Expenses of $59,126 and $93,309 during the three months ended March 31, 2024 and December 31, 2023, respectively. Contractual Issuer Expenses relate to the direct involvement of OFS Advisor’s employees and employees of its affiliates in the Offering process.
Expense limitations provided under the Investment Advisory Agreement associated with offering costs and expenses for the three months ended March 31, 2024 and December 31, 2023 and three months ended March 31, 2024 and 2023 are presented below:

	Three Months Ended		Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Total expenses limited under the Investment Advisory Agreement	$66,479	$100,743	$66,479	$80,572
Reimbursed offering costs and Contractual Issuer Expenses	—	—	—	(8,400)
Net offering costs and Contractual Issuer Expenses limitations under the Investment Advisory Agreement	$66,479	$100,743	$66,479	$72,172
We are conditionally obligated to pay OFS Advisor up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid by OFS Advisor and their affiliates have been recovered. As of March 31, 2024, reimbursable offering costs and Contractual Issuer Expenses were $887,703. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3” for additional information.
Expenses Limited under the Second Amended Expense Support Agreement
For the three months ended March 31, 2024, total expenses subject to limitation under the Second Amended Expense Support Agreement decreased $24,495 compared to the prior quarter.

Interest expense for the three months ended March 31, 2024 decreased $18,456 compared to the prior quarter, primarily due to a reduction in our average outstanding debt balance.
Incentive fees for the three months ended March 31, 2024 decreased $36,666 compared to the prior quarter due to a decrease in net investment income.
Gross operating expenses (operating expenses excluding offering expenses and Contractual Issuer Expenses, and before limitations) are subject to limitation under the Second Amended Expense Support Agreement. OFS Advisor’s obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to estimated unsupported investment company taxable income and the amount of declared distributions. The Second Amended Expense Support Agreement provides expense support such that distributions are not paid from Offering proceeds (i.e., not a return of capital). The determination of expense limitation under the Second Amended Expense Support Agreement for the three months ended March 31, 2024 and December 31, 2023 and March 31, 2024 and 2023 are presented below:

	Three Months Ended		Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Total investment income - RIC	$1,638,673	$1,807,221	$1,638,673	$1,911,583
Expenses limited under the Second Amended Expense Support Agreement(1):
Interest expense, base management fees and incentive fees	673,946	737,296	673,946	854,138
Other operating expenses(2)	482,895	444,040	482,895	550,199
Total expenses limited under the Second Amended Expense Support Agreement	1,156,841	1,181,336	1,156,841	1,404,337
Net investment income prior to limitation - RIC	481,832	625,885	481,832	507,246
Differences in recognition of ICTI and GAAP net investment income(3)	(20,070)	171,951	(20,070)	(114,018)
ICTI prior to expense limitation(4)	461,762	797,836	461,762	393,228
Declared distributions	461,762	474,247	461,762	501,776
Expense limitation (reimbursement) under Second Amended Expense Support Agreement(5)	$—	$(323,589)	$—	$108,548
(1)Expense limitation under the Second Amended Expense Support Agreement excludes organization costs, amortization of deferred offering costs, Contractual Issuer Expenses, and the related expense support under the Investment Advisory Agreement, and other operating expenses of HPCI-MB as such expenses are permanent differences between GAAP net investment income and ICTI. See “Item 8. Financial Statements—Notes to Consolidated Financial Statements—Note 8” in our Annual Report on Form 10-K.
(2)Generally defined in the Second Amended Expense Support Agreement as our operating expenses determined in accordance with GAAP excluding organization and offering expenses, Contractual Issuer Expenses, interest expense, base management fees, and incentive fees. Excludes expenses incurred at HPCI-MB, which do not affect ICTI. The annualized ratio of other operating expenses to net assets for the period in which support is provided, and the annual ratio for the year in which support is provided, constitute conditions for reimbursement to OFS Advisor. See “Item 8. Financial Statements—Note 3” in our Annual Report on Form 10-K.
(3)Includes temporary and permanent differences between GAAP net investment income and estimated ICTI, such as HPCI-MB earnings-and-profits distributions to the RIC, differences in income recognition on subordinated note Structured Finance Securities, taxable investment and debt modifications, and non-deductible excise tax.
(4)ICTI is estimated on an annual basis and cannot be finally determined until relevant tax forms relating to our investments are received and the U.S. federal income tax return is filed, generally in October of the following tax year. Actual amounts could differ materially from prior estimates. If such actual taxable income amounts were known as of the point of determination for an expense payment or reimbursement, we may have arrived at different required expense support or reimbursement amounts than as previously calculated. OFS Advisor is not obligated to recalculate such historical amounts based on these provision-to-return true-ups. If additional income is reflected on the final tax return when filed, resulting in a spillover of excess distributable taxable income, such accumulated distributable taxable income may result in lower expense support payments in subsequent periods.
(5)For the three months ended December 31, 2023, excess operating funds of $37,886 were not subject to reimbursement as of December 31, 2023 based on the conditional reimbursement clauses under the Second Amended Expense Support

Agreement. Such excess distributable taxable income will effectively spillover to the following tax year as accumulated distributable income.
Expense support provided by OFS Advisor is reimbursable for three years from the date incurred. Expense limitation under both the Investment Advisory Agreement and Second Amended Expense Support Agreement can be terminated by OFS Advisor, without payment of any penalty, with or without notice to us at any time.
Net realized and unrealized gain (loss) on investments
Net gain (loss) on investments for the three months ended March 31, 2024 and December 31, 2023
For the three months ended March 31, 2024, net gain on investments of $8,597 was due to net unrealized appreciation, net of taxes, of $15,190 on our investment portfolio, partially offset by a net realized loss on investments of $6,593. For the three months ended March 31, 2024, we recognized net unrealized appreciation of $31,227, primarily related to net unrealized appreciation of $180,704 on our debt and equity investments, partially offset by net unrealized depreciation of $149,476 on our Structured Finance Securities.
For the three months ended December 31, 2023, our portfolio experienced net losses of $442,983, primarily due to net unrealized depreciation of $466,604, partially offset by realized gains of $25,200. For the quarter ended December 31, 2023, we recognized net unrealized depreciation of $254,521 and $210,211 on our Structured Finance Securities and our loan portfolio, respectively.
Liquidity and Capital Resources
As of March 31, 2024, we held cash of $1,067,124 and had an unused commitment of $13,135,000 under our Banc of California Credit Facility, of which $10,110,249 was available based on the stated advanced rate of 50% under the borrowing base. As of March 31, 2024, we had unfunded commitments of $1,165,000 to fund various undrawn revolvers and other investments. We continue to believe that we have sufficient levels of liquidity to support our commitments to existing portfolio companies and selectively deploy capital in new investment opportunities.
Sources and Uses of Cash
We expect to generate cash primarily from: (i) the net proceeds of the Offering; (ii) cash flows from our operations; (iii) the Banc of California Credit Facility and any other financing arrangements we may enter into in the future; (iv) investment repayments or dispositions; and (v) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks, including the Banc of California Credit Facility, and issuances of senior securities. Our primary use of cash will be for: (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements; (ii) the cost of operations (including paying OFS Advisor); (iii) debt service of any borrowings, including the Unsecured Note; and (iv) cash distributions to the holders of our stock. These principal sources and uses of cash and liquidity are presented below:

	Three Months Ended March 31,
	2024	2023
Cash from net investment income(1)	$(139,677)	$527,459
Net (purchases and originations) repayments of portfolio investments(1)	2,190,809	(944,924)
Net cash provided by (used in) operating activities	2,051,132	(417,465)
Net proceeds from issuances of common stock	—	730,080
Distributions paid to stockholders	(465,876)	(500,716)
Net borrowings (repayments) under revolving line of credit	(800,000)	1,975,000
Repurchases of common stock	(525,963)	(574,941)
Net cash provided by (used in) financing activities	(1,791,839)	1,629,423
Net change in cash	$259,293	$1,211,958
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
Our operating activities provided $2,051,132 and used $417,465 in cash for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the principal source of operating liquidity was the repayment of portfolio investments. Net cash used in operating activities benefited from the positive cash flow impact of expense limitations under the Investment Advisory Agreement and Second Amended Expense Support Agreement of $66,479 and $180,720 for the three months ended March 31, 2024 and 2023, respectively, which reduced the net amount paid to OFS Advisor. Expense support and limitation under both the Investment Advisory Agreement and the Second Amended Expense Support Agreement are cancelable at any time. However, the Second Amended Expense Support Agreement is subordinated to the Banc of California Credit Facility, and prior to cancelling the Second Amended Expense Support Agreement, OFS Advisor must provide Banc of California with 30 days advance written notice of such termination.
Net purchases and origination of portfolio investments relates to the investment activity of our portfolio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Composition and Investment Activity.”
We received proceeds of $0 and $730,080 from the sale of our common stock during the three months ended March 31, 2024 and 2023, respectively. Offering proceeds are net of aggregate commissions and dealer manager fees of $0 and $53,920 for the three months ended March 31, 2024 and 2023, respectively.
During the three months ended March 31, 2024 and 2023, we paid $525,963 and $574,941, respectively, in connection with our tender offers to repurchase shares of our common stock. Subsequent to March 31, 2024, we paid $514,943 in connection with our first quarter 2024 tender offer to repurchase shares of our common stock.
During the three months ended March 31, 2024, we paid $465,876 in dividends to common stockholders and, subsequent to March 31, 2024 and through May 8, 2024, we paid $302,356 in dividends to our common stockholders.
Borrowings
Banc of California Credit Facility. The Banc of California Credit Facility is available for general corporate purposes, including investment funding, and is scheduled to mature on February 28, 2026. The maximum amount available to borrow under the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which excludes subordinated loan investments and as otherwise specified in the BLA, subject to a maximum principal amount of $20,000,000.
The Banc of California Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.25% margin, with a 5.00% floor, and includes an annual commitment fee equal to 0.50% of the maximum principal amount of the facility. As of March 31, 2024, the stated interest rate on the Banc of California Credit Facility was 8.75%. As of March 31, 2024, the Banc of California Credit Facility bore an effective interest rate of 9.25%, inclusive of interest on the outstanding balance, deferred financing cost amortization and commitment fees.
Our Banc of California Credit Facility is a $20,000,000 revolving line of credit, of which $6,865,000 was drawn as of March 31, 2024. As of March 31, 2024, we were in compliance in all material respects with the applicable covenants under the Banc of California Credit Facility.
On December 15, 2023, we amended the Banc of California Credit Facility to: (i) extend the maturity date from August 31, 2024 to February 28, 2026; (ii) reduce the interest rate from Prime Rate plus 0.75% to Prime Rate plus 0.25%; (iii) increase the interest rate floor from 4.25% to 5.00%; and (iv) eliminate the 0.50% unused line fee and replace it with an annual commitment fee of 0.50% of the maximum principal amount of the facility.
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
The Note Purchase Agreement contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a business development company within the meaning of the 1940 Act and a minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, certain judgments and orders, and certain events of bankruptcy. As of March 31, 2024, we were in compliance in all material respects with the applicable covenants under the Note Purchase Agreement.

    As of March 31, 2024, the Unsecured Note had the following terms and balances:

	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate	Effective Interest Rate(1)	Maturity
Unsecured Note	$15,000,000	$193,832	5.50%	5.98%	11/27/2026
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
As of March 31, 2024, the aggregate amount of senior securities outstanding was $21,865,000, for which our asset coverage was 186%. The asset coverage ratio for a class of senior securities representing indebtedness is calculated by aggregating our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
In addition, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have made, and may continue to make, opportunistic investments in Structured Finance Securities and other non-qualifying assets, consistent with our investment strategy. As of March 31, 2024, approximately 82% of our investments were qualifying assets.
We continue to monitor the current banking environment. If the banks and financial institutions with whom we have credit facilities enter into receivership, undergo consolidation or become insolvent in the future, our liquidity may be reduced significantly. At various times, our cash and cash equivalent balances at third-party financial institutions exceed the federally insured limit. Our cash balances are retained in custodian accounts with U.S. Bank Trust Company, National Association, and we do not believe they are exposed to any significant credit risk. We continue to monitor our portfolio and believe the deposit risk and counterparty risk to be minimal.
Contractual Obligations
We, with approval of our Board, entered into the Investment Advisory Agreement, the Second Amended Expense Support Agreement, the Dealer Manager Agreement and the Administration Agreement. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 1 and Note 3."
As of March 31, 2024, we had $1,067,124 of cash, as well as access to $10,110,249 under our Banc of California Credit Facility, to meet our short-term contractual obligations, such as $1,165,000 in outstanding commitments to fund investments under various undrawn revolvers and other credit facilities. As of March 31, 2024, our Banc of California Credit Facility that matures in February 2026 and had $6,865,000 outstanding, and our Unsecured Note that matures in November 2026 and had $15,000,000 outstanding, can be repaid by selling portfolio investments that have a fair value of $40,474,553. We cannot, however, be certain that this source of funds will be available and upon terms acceptable to us in sufficient amounts in the future. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value and incur significant realized losses on our invested capital.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the balance sheet. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and will meet these unfunded commitments by using our cash on hand or utilizing our available borrowings under the Banc of California Credit Facility. In addition, a portion of our portfolio includes more liquid broadly syndicated loans in larger portfolio companies that can be sold over a relatively short period to generate cash.
Off-Balance Sheet Arrangements
Amounts Conditionally Reimbursable to OFS Advisor. OFS Advisor and affiliates have incurred offering costs and Contractual Issuer Expenses, of which $887,703 and $829,397 were unreimbursed as of March 31, 2024 and December 31, 2023, respectively. We remain conditionally liable to OFS Advisor for organization and offering costs incurred on our behalf. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3.”
OFS Advisor and affiliates have provided aggregate unreimbursed and unexpired operating expense support of $1,061,622 and $1,315,422 as of March 31, 2024 and December 31, 2023, respectively. We remain conditionally liable to OFS Advisor for operating expense support provided to us. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3.”
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
Expense limitation payments under the Second Amended Expense Support Agreement have supported a majority of our historical distributions, and our distributions may, in the future, be funded through expense limitation payments by OFS Advisor under the Second Amended Expense Support Agreement. The Second Amended Expense Support Agreement is designed to ensure no portion of our distribution to stockholders will be paid from Offering proceeds (i.e., no return of capital), and provides for expense limitation payments to us in any quarterly period in which our cumulative distributions to stockholders exceeds the Company’s cumulative estimated ICTI and net realized gains. For purposes of determining quarterly expense limitation payments, ICTI is estimated; however, ICTI cannot be finally determined until relevant tax forms relating to the Company’s investments are received and the U.S. federal income tax return is filed in the subsequent year. Any such distributions funded through expense limitation payments are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or OFS Advisor continues to make such payments. The Second Amended Expense Support Agreement may be terminated by us or OFS Advisor, without payment of any penalty, upon written notice to us.
Share Repurchases
Since November 2018, the Board has approved quarterly tender offers to purchase shares of our outstanding common stock. Since November 2019, we have conducted quarterly tender offers to purchase, in each case, 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period. The repurchase offers allowed our stockholders to sell their shares back to us at a price equal to the most recently determined net asset value per share of our common stock immediately prior to the date of repurchase. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 9” for details on share repurchases.
Recent Developments
On April 26, 2024, our Board declared a $0.0846 per common share distribution, which represents an 8.6% annualized distribution yield based on our common stock offering price as of April 29, 2024, which was paid on May 6, 2024 to stockholders of record on April 26, 2024.
On May 7, 2024, our Board approved a tender offer, commencing on May 29, 2024, to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ending March 31, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
    We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, the escalated armed conflict in the Middle East, elevated interest and inflation rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems and the risk of recession or a shutdown of U.S. government services has introduced significant volatility in the financial markets, and the effects of this volatility has impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on March 18, 2024.
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of each portfolio investment without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the three months ended March 31, 2024 for more information relating to our investment valuation.
Interest Rate Risk
Changes in interest rates, including any potential interest rate reductions approved by the U.S. Federal Reserve, may affect both our cost of funding and the valuation of our investment portfolio. As of March 31, 2024, 97% of our debt investments, at fair value, bore interest at floating interest rates and contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis.
Our outstanding Unsecured Note bears interest at a fixed rate. Our Banc of California Credit Facility has a floating interest rate provision based on the Prime Rate, which resulted in a stated interest rate of 8.75% as of March 31, 2024.
If interest rates are reduced by the U.S. Federal Reserve, the difference between the total interest income earned and the total interest expense incurred may be compressed, reducing our net income and potentially adversely affecting our operating results.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates as of March 31, 2024. As of March 31, 2024, 1-month and 3-month SOFR were 5.33% and 5.30%, respectively. Assuming that the interim, unaudited Statement of Assets and Liabilities as of March 31, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase	Interest income	Interest expense	Net change
25	$80,807	$(17,401)	$63,406
50	167,433	(34,802)	132,631
75	254,060	(52,203)	201,857
100	340,686	(69,603)	271,083
125	427,313	(87,004)	340,309

Basis point decrease	Interest income	Interest expense	Net change
25	$(93,163)	$17,401	$(75,762)
50	(179,790)	34,802	(144,988)
75	(266,417)	52,203	(214,214)
100	(353,043)	69,603	(283,440)
125	(439,670)	87,004	(352,666)
Although we believe that the foregoing analysis is indicative of our net interest margin sensitivity to interest rate changes as of March 31, 2024, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facilities, that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting the counterparties with whom we enter into financial transactions to reputable financial institutions. As of March 31, 2024 and December 31, 2023, we held our cash balances with third-party financial institutions, and such balances are in excess of the Federal Deposit Insurance Corporation insured limit. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
Inflation Risk
Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in “Part I— Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on March 18, 2024 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.
There have been no material changes from the risk factors previously disclosed in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K. The risks previously disclosed in our Annual Report on Form 10-K should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities, Use of Proceeds
During the three months ended March 31, 2024, we did not sell any shares of our common stock.
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
The following table summarizes the common stock repurchases by us for the three months ended March 31, 2024 and 2023, respectively:

	Number of Shares	Amount
Three Months Ended March 31, 2024
January 1, 2024 through March 31, 2024	48,625	$514,943

Three months ended March 31, 2023
January 1, 2023 through March 31, 2023	50,225	$564,529

Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
(a)    Not applicable.
(b)    Not applicable.
(c)    During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: May 10, 2024	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer