Form 10-Q
period 2024-06-30
Hancock Park Corporate Income, Inc.
filed 2024-08-09
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
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
Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 5, 2024 was 1,739,581.

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

ASC	Accounting Standards Codification, as issued by the FASB
Banc of California Credit Facility	A senior secured revolving credit facility, as amended, with Banc of California (formerly known as Pacific Western Bank), as lender, that provides for borrowings to the Company in an aggregate principal amount up to $20,000,000
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Banc of California, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company's board of directors
CCO	CCO Capital, LLC, a Delaware limited liability company and the Company’s dealer manager
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Company	Hancock Park Corporate Income, Inc. and its consolidated subsidiaries
Contractual Issuer Expenses	Salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in offering and other contractually-defined activities
Dealer Manager Agreement	Broker-dealer management agreement dated August 3, 2020 by and among the Company, OFS Advisor, International Assets Advisory, LLC and CCO, and amended and restated on February 2, 2022
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI-MB	HPCI-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor, dated July 15, 2016
NAV	Net asset value. NAV is calculated as consolidated total assets less consolidated total liabilities, and can be expressed in the aggregate or on a per share basis
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
Note Purchase Agreement	The Note Purchase Agreement, as amended between the Company and a qualified institutional investor, dated November 27, 2019, in which the Company sold in a private placement the Unsecured Note
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company, for which OFS Advisor serves as investment adviser
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock

Term	Explanation or Definition
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Advisers Act, focusing primarily on investments in middle market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments
OFS Capital	OFS Capital Corporation, a Delaware corporation and publicly traded BDC, for which OFS Advisor serves as investment adviser
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a subsidiary of OFSAM Holdings, and a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSAM Holdings	Orchard First Source Asset Management Holdings, LLC, a holding company consisting of asset management businesses, including OFS Advisor, a registered investment adviser focusing primarily on investments in middle-market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments, and OFS CLO Management, LLC, OFS CLO Management II, LLC and OFS CLO Management III, LLC, each a registered investment adviser focusing primarily on investments in broadly syndicated loans
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Securities
Prime Rate	United States Prime interest rate
RIC	Regulated investment company under the Code
SEC	United States Securities and Exchange Commission
Second Amended Expense Support Agreement	Second Amended and Restated Expense Support and Conditional Reimbursement Agreement dated February 2, 2022, between the Company and OFS Advisor, agreed to and accepted by CIM Capital IC Management, LLC
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Structured Finance Securities	CLO mezzanine debt, CLO subordinated notes, CLO loan accumulation facility securities and other CLO related investments
Unsecured Note	An agreement, as amended, with The HCM Master Fund Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands in which the Company sold, in a private placement, an unsecured note in an aggregate principal amount of $15,000,000

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
•the belief that the seniority of our debt investments in a borrower’s capital structure may provide greater downside protection against adverse economic changes, including those caused by the impacts of elevated interest and inflation rates, the ongoing war between Russia and Ukraine, the escalated armed conflict in the Middle East, instability in the U.S. and international banking systems, uncertainties related to the 2024 U.S. presidential election, the risk of recession or a shutdown of U.S. government services and related market volatility on our business, our portfolio companies, our industry and the global economy;
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities (unaudited)

	June 30, 2024	December 31, 2023
Assets:
Non-control/non-affiliate investments, at fair value (amortized cost of $42,126,364 and $46,495,627, respectively)	$39,063,338	$42,476,072
Cash and cash equivalents	815,084	807,831
Interest receivable	302,552	241,886
Prepaid expenses and other assets	66,482	105,376
Total assets	$40,247,456	$43,631,165

Liabilities:
Revolving line of credit	$6,065,000	$7,665,000
Unsecured note (net of discount and deferred debt issuance costs of $175,660 and $212,003, respectively)	14,824,340	14,787,997
Due to adviser and affiliates (Note 3)	462,106	916,038
Payable for repurchase of common stock	—	525,963
Distribution payable	147,168	155,292
Interest payable	79,435	78,120
Other liabilities	284,545	255,269
Total liabilities	21,862,594	24,383,679

Commitments and contingencies (Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized, 1,739,581 and 1,835,599 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,739	1,835
Paid-in capital in excess of par	22,979,949	23,990,525
Total accumulated losses	(4,596,826)	(4,744,874)
Total net assets	18,384,862	19,247,486

Total liabilities and net assets	$40,247,456	$43,631,165

Number of common shares outstanding	1,739,581	1,835,599
Net asset value per share	$10.57	$10.49

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment income
Interest income	$1,521,725	$2,022,349	$3,130,013	$3,923,642
Dividend income	1,056	4,185	2,106	4,357
Fee income	6,953	3,306	36,288	13,424
Total investment income	1,529,734	2,029,840	3,168,407	3,941,423

Operating expenses
Interest expense	398,553	605,108	821,972	1,169,823
Base management fees	125,424	163,288	256,146	328,008
Incentive fees	114,318	147,016	234,123	271,719
Administrative fees	160,568	216,563	348,045	453,312
Professional fees	164,699	194,708	356,867	386,785
Other expenses	108,899	112,844	214,760	234,249
Contractual Issuer Expenses	38,737	78,201	97,863	154,951
Amortization of deferred offering costs	7,093	3,410	14,446	7,232
Total operating expenses	1,118,291	1,521,138	2,344,222	3,006,079
Less: Expense limitations under agreements with the adviser (Note 3)	(45,830)	(79,361)	(112,309)	(260,081)
Net operating expenses	1,072,461	1,441,777	2,231,913	2,745,998

Net investment income	457,273	588,063	936,494	1,195,425

Net realized and unrealized gain (loss) on investments
Net realized loss on investments	(797,032)	(580,256)	(803,625)	(499,779)
Income tax expense on net realized gains on investments	—	—	—	(29,844)
Net unrealized appreciation (depreciation) on investments	925,300	328,434	956,527	(554,625)
Deferred tax benefit (expense) on net unrealized appreciation (depreciation)	(14,025)	31,072	(30,062)	(31,081)
Net gain (loss) on investments	114,243	(220,750)	122,840	(1,115,329)

Net increase in net assets resulting from operations	$571,516	$367,313	$1,059,334	$80,096

Net investment income per common share – basic and diluted	$0.26	$0.30	$0.52	$0.60
Net increase in net assets resulting from operations per common share – basic and diluted	$0.32	$0.19	$0.59	$0.04
Distributions declared per common share	$0.25	$0.25	$0.51	$0.51
Basic and diluted weighted-average common shares outstanding	1,784,370	1,971,066	1,808,649	1,982,244

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total accumulated losses	Total net assets
Balances at December 31, 2022	1,977,694	$1,977	$25,885,923	$(3,869,953)	$22,017,947
Net investment income	—	—	—	1,195,425	1,195,425
Net realized loss on investments, net of taxes	—	—	—	(529,623)	(529,623)
Net unrealized depreciation on investments, net of taxes	—	—	—	(585,706)	(585,706)
Tax reclassifications of permanent differences	—	—	(10,650)	10,650	—
Common stock issued	57,618	58	661,942	—	662,000
Repurchases of common stock	(100,308)	(100)	(1,100,317)	—	(1,100,417)
Distributions to stockholders	—	—	—	(998,144)	(998,144)
Net decrease for the six month period ended June 30, 2023	(42,690)	(42)	(449,025)	(907,398)	(1,356,465)
Balances at June 30, 2023	1,935,004	$1,935	$25,436,898	$(4,777,351)	$20,661,482

Balances at March 31, 2023	1,972,439	$1,972	$25,836,999	$(4,650,546)	$21,188,425
Net investment income	—	—	—	588,063	588,063
Net realized loss on investments, net of taxes	—	—	—	(580,256)	(580,256)
Net unrealized appreciation on investments, net of taxes	—	—	—	359,506	359,506
Tax reclassifications of permanent differences	—	—	(2,250)	2,250	—
Common stock issued or subscribed	12,648	13	137,987	—	138,000
Repurchase of common stock	(50,083)	(50)	(535,838)	—	(535,888)
Distributions to stockholders	—	—	—	(496,368)	(496,368)
Net decrease for the three month period ended June 30, 2023	(37,435)	(37)	(400,101)	(126,805)	(526,943)
Balances at June 30, 2023	1,935,004	$1,935	$25,436,898	$(4,777,351)	$20,661,482

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total accumulated losses	Total net assets
Balances at December 31, 2023	1,835,599	$1,835	$23,990,525	$(4,744,874)	$19,247,486
Net investment income	—	—	—	936,494	936,494
Net realized loss on investments, net of taxes	—	—	—	(803,625)	(803,625)
Net unrealized appreciation on investments, net of taxes	—	—	—	926,465	926,465
Repurchases of common stock	(96,018)	(96)	(1,010,576)	—	(1,010,672)
Distributions to stockholders	—	—	—	(911,286)	(911,286)
Net increase (decrease) for the six month period ended June 30, 2024	(96,018)	(96)	(1,010,576)	148,048	(862,624)
Balances at June 30, 2024	1,739,581	$1,739	$22,979,949	$(4,596,826)	$18,384,862

Balances at March 31, 2024	1,786,974	$1,787	$23,475,630	$(4,718,818)	$18,758,599
Net investment income	—	—	—	457,273	457,273
Net realized loss on investments, net of taxes	—	—	—	(797,032)	(797,032)
Net unrealized appreciation on investments, net of taxes	—	—	—	911,275	911,275
Repurchase of common stock	(47,393)	(48)	(495,681)	—	(495,729)
Distributions to stockholders	—	—	—	(449,524)	(449,524)
Net increase (decrease) for the three month period ended June 30, 2024	(47,393)	(48)	(495,681)	121,992	(373,737)
Balances at June 30, 2024	1,739,581	$1,739	$22,979,949	$(4,596,826)	$18,384,862

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net increase in net assets resulting from operations	$1,059,334	$80,096
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net unrealized (appreciation) depreciation on investments, net of taxes	(926,465)	585,706
Net realized loss on investments	803,625	499,779
Income tax expense from realized gains on investments	—	29,844
Amortization of Net Loan Fees on investments	(240,719)	(228,555)
Amendment fees collected	18,048	9,184
Amortization of deferred debt issuance costs	87,076	37,226
Accretion of interest income on Structured Finance Securities	(587,210)	(741,598)
Paid-in-kind interest income	(118,765)	(17,572)
Purchase of portfolio investments	(2,171,313)	(2,506,953)
Proceeds from principal payments on portfolio investments	5,662,231	796,159
Proceeds from sale or redemption of portfolio investments	68,252	3,299,761
Proceeds from distributions received from portfolio investments	935,114	765,320
Changes in operating assets and liabilities:
Interest receivable	(60,666)	(31,246)
Interest payable	1,315	(2,893)
Due to adviser and affiliates	(453,932)	(103,956)
Receivable for investment sold	—	(1,665,000)
Other assets and liabilities	(12,627)	(95,713)
Net cash provided by operating activities	4,063,298	709,589

Cash flows from financing activities
Net proceeds from issuance of common stock	—	868,080
Distributions paid to common stockholders	(919,410)	(1,001,321)
Borrowings under revolving line of credit	2,500,000	5,785,000
Repayments under revolving line of credit	(4,100,000)	(5,210,000)
Repurchases of common stock	(1,536,635)	(1,139,470)
Net cash used in financing activities	(4,056,045)	(697,711)
Net increase in cash and cash equivalents	7,253	11,878
Cash and cash equivalents
Beginning of period	807,831	973,147
End of period	$815,084	$985,025

Supplemental disclosure of cash flow information:
Amortization of deferred offering costs limited by investment advisor (see Note 3)	$14,446	$7,232
Cash paid for interest	733,581	1,135,490

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2024

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
AIDC IntermediateCo 2, LLC	Computer Systems Design Services
First Lien Debt		11.72%	SOFR+	6.25%	7/8/2022	7/22/2027	$492,500	$485,726	$492,501	2.9%
First Lien Debt		11.73%	SOFR+	6.25%	7/31/2023	7/22/2027	11,518	11,297	11,518	0.1
							504,018	497,023	504,019	3.0
Allen Media, LLC (9)	Cable and Other Subscription Programming
First Lien Debt		10.98%	SOFR+	5.50%	9/15/2022	2/10/2027	1,224,421	1,142,735	923,672	5.0

All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
First Lien Debt		11.09%	SOFR+	5.50%	12/19/2019	8/20/2025	5,063,145	5,041,623	5,063,145	27.5

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		14.10%	SOFR+	8.50%	6/10/2021	6/11/2028	1,325,758	1,314,507	1,323,106	7.2
Second Lien Debt		14.10%	SOFR+	8.50%	6/10/2021	6/11/2028	357,657	354,593	356,941	1.9
							1,683,415	1,669,100	1,680,047	9.1
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		12.71%	SOFR+	7.25%	2/2/2022	6/8/2029	1,833,333	1,688,749	1,745,333	9.5

Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt		12.08%	SOFR+	6.50%	2/25/2022	2/25/2027	1,041,613	1,033,608	1,018,697	5.5
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(685)	(2,839)	—
Common Equity (129 Class A units) (7)					2/25/2022			129,032	78,793	0.4
Preferred Equity (345 Class A units) 12.0% cash / 2.0% PIK					3/3/2023			34,464	35,263	0.2
							1,041,613	1,196,419	1,129,914	6.1
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt		12.23%	SOFR+	6.75%	11/3/2023	12/30/2027	1,363,584	1,329,171	1,341,767	7.3
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.75%	11/3/2023	12/30/2027	—	(3,181)	(2,017)	—
							1,363,584	1,325,990	1,339,750	7.3
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 units) (7)					3/27/2020			46,403	3,840	—

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2024

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets

Convergint Technologies Holdings, LLC (9)	Security Systems Services (except Locksmiths)
Second Lien Debt		12.21%	SOFR+	6.75%	9/28/2018	3/30/2029	$2,068,608	$2,034,938	$2,033,380	11.1%

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)					3/8/2018			115,154	86,000	0.5

Excelin Home Health, LLC	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	12/31/2025	1,268,566	1,251,540	1,027,539	5.6

Flow Service Partners Management, LLC	Plumbing, Heating, and Air-Conditioning Contractors
First Lien Debt		11.98%	SOFR+	6.50%	2/28/2024	2/28/2029	870,625	862,505	854,083	4.6
First Lien Debt		11.98%	SOFR+	6.50%	2/28/2024	2/28/2029	158,295	156,819	155,288	0.8
First Lien Debt (Revolver) (12)		11.84%	SOFR+	6.50%	2/28/2024	2/28/2029	31,818	30,334	28,795	0.2
							1,060,738	1,049,658	1,038,166	5.6
GoTo Group (F/K/A LogMeIn, Inc.) (9)	Data Processing, Hosting, and Related Services
First Lien Debt		10.18%	SOFR+	4.75%	9/28/2022	4/30/2028	614,179	614,179	316,960	1.7
First Lien Debt		10.18%	SOFR+	4.75%	9/28/2022	4/30/2028	444,751	444,751	394,716	2.1
							1,058,930	1,058,930	711,676	3.8
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets) (9)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		12.18%	SOFR+	6.75%	7/20/2022	8/1/2029	1,965,000	1,879,276	1,968,282	10.7

Honor HN Buyer, Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt		11.23%	SOFR+	5.75%	10/15/2021	10/15/2027	839,118	829,953	839,118	4.6
First Lien Debt		11.23%	SOFR+	5.75%	10/15/2021	10/15/2027	530,630	523,856	530,630	2.9
First Lien Debt (Revolver) (12)		13.25%	Prime +	4.75%	10/15/2021	10/15/2027	12,376	11,291	12,376	0.1
First Lien Debt (Delayed Draw) (12)		11.24%	SOFR+	5.75%	3/31/2023	10/15/2027	438,032	434,446	438,032	2.4
							1,820,156	1,799,546	1,820,156	10.0
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		12.23%	SOFR+	6.75%	1/27/2022	3/2/2029	670,732	670,732	670,732	3.6

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2024

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Inergex Holdings, LLC (16)	Other Computer Related Services
First Lien Debt		12.48% cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	$991,189	$979,081	$991,189	5.4%
First Lien Debt (Revolver)		12.48% cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	156,250	155,665	156,250	0.8
							1,147,439	1,134,746	1,147,439	6.2
Medrina, LLC	All Other Outpatient Care Centers
First Lien Debt		11.55%	SOFR+	6.25%	10/20/2023	10/20/2029	740,957	724,588	735,030	4.0
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.25%	10/20/2023	10/20/2029	—	(2,350)	(851)	—
First Lien Debt (Delayed Draw) (12)		n/m (5)	SOFR+	6.25%	10/20/2023	10/20/2029	—	(995)	(1,191)	—
							740,957	721,243	732,988	4.0
Metasource, LLC (16)	All Other Business Support Services
First Lien Debt		11.85% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	686,949	680,023	667,027	3.6

One GI LLC	Offices of Other Holding Companies
First Lien Debt		12.19%	SOFR+	6.75%	12/13/2021	12/22/2025	853,125	846,777	820,706	4.5
First Lien Debt		12.19%	SOFR+	6.75%	12/13/2021	12/22/2025	449,587	446,086	432,503	2.4
First Lien Debt (Revolver)		12.19%	SOFR+	6.75%	12/13/2021	12/22/2025	166,667	165,444	160,333	0.9
							1,469,379	1,458,307	1,413,542	7.8

Redstone Holdco 2 LP (F/K/A RSA Security)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		13.21%	SOFR+	7.75%	4/16/2021	4/27/2029	1,000,000	992,118	887,928	4.8

RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 units) (7) (13)					1/17/2018			—	272,466	1.5

RumbleOn, Inc. (11)	Other Industrial Machinery Manufacturing
First Lien Debt (16)		14.34% cash / 0.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	649,134	632,931	605,642	3.3
First Lien Debt (16)		14.34% cash / 0.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	195,899	194,058	182,774	1.0
Warrants (warrants to purchase up to $55,000 in stock) (7)					8/31/2021	8/14/2028 (15)		50,082	8,791	—
							845,033	877,071	797,207	4.3

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2024

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
SS Acquisition, LLC (6)	Sports and Recreation Instruction
First Lien Debt		12.29%	SOFR+	6.73%	12/30/2021	12/30/2026	$625,000	$621,878	$625,000	3.4%
First Lien Debt		12.98%	SOFR+	7.41%	12/30/2021	12/30/2026	300,000	298,197	300,000	1.6
							925,000	920,075	925,000	5.0
Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt		11.44% cash/ 1.00% PIK	SOFR+	6.00%	10/14/2021	10/14/2026	1,311,554	1,305,554	1,245,977	6.8
First Lien Debt (Revolver) (12)		11.44%	SOFR+	6.00%	10/14/2021	10/14/2026	26,471	25,866	19,853	0.1
							1,338,025	1,331,420	1,265,830	6.9
TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		14.09%	SOFR+	8.50%	5/13/2021	11/2/2028	1,500,000	1,527,414	1,419,000	7.7

Wellful Inc. (F/K/A KNS Acquisition Corp.) (9)	Electronic Shopping and Mail-Order Houses
First Lien Debt		11.71%	SOFR+	6.25%	7/26/2021	4/21/2027	931,250	930,050	606,332	3.3

Total Debt and Equity Investments							$33,210,291	$33,040,283	$31,880,410	173.5%

Structured Finance Securities (11)
Subordinated Notes, Mezzanine Debt and Other CLO-Equity Related Investment

Apex Credit CLO 2020 Ltd.
Subordinated Notes (2) (14)		17.92%	N/A		11/16/2020	10/20/2031	$3,650,000	$3,112,643	$2,737,184	14.9%

Apex Credit CLO 2021 Ltd
Subordinated Notes (2) (14)		22.98%	N/A		5/28/2021	7/18/2034	1,480,000	1,151,807	964,832	5.2

Apex Credit CLO 2022-1A
Subordinated Notes (2) (14)		16.70%	N/A		4/28/2022	4/22/2033	1,892,824	1,562,399	1,157,437	6.3

CLO other (10) (14)		6.11%	N/A					13,375	20,808	0.1

Elevation CLO 2021-14 Ltd
Subordinated Notes (2) (14)		9.13%	N/A		9/21/2021	10/20/2034	1,750,000	1,400,135	838,055	4.6

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2024

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Elevation CLO 2021-15, Ltd.
Subordinated Notes (2) (14)		6.11%	N/A		12/6/2021	1/5/2035	$1,250,000	$876,331	$449,746	2.4%

Monroe Capital MML CLO X, LTD.
Mezzanine Debt - Class E-R		14.08%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000,000	969,391	1,014,866	5.5

Total Structured Finance Securities							$11,022,824	$9,086,081	$7,182,928	39.0%

Total Investments							$44,233,115	$42,126,364	$39,063,338	212.5%
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
(3)The Company’s debt investments bear interest at rates determined by reference to SOFR or Prime, and reset monthly, quarterly, or semi-annually. For all variable-rate investments, the schedule presents the spread over SOFR or Prime and the interest rate as of June 30, 2024. Unless otherwise noted with footnote 16, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
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
(6)The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of June 30, 2024:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
SS Acquisition, LLC	12.29%	11.80%	0.49%
SS Acquisition, LLC (Delayed Draw)	12.98%	11.80%	1.18%

(7)Non-income producing.
(8)Investments pledged as collateral under the Banc of California Credit Facility.
(9)Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.
(10) Fair value represents discounted cash flows associated with fees earned from CLO equity related investments.
(11) Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of June 30, 2024, approximately 80% of the Company's assets were qualifying assets.
(12) Subject to unfunded commitments. See Note 6.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2024
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
(16) The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of June 30, 2024:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Inergex Holdings, LLC	First Lien Debt	0% to 1.00%	12.48% to 13.48%	1.00%
Inergex Holdings, LLC	First Lien Debt (Revolver)	0% to 1.00%	12.48% to 13.48%	1.00%
RumbleOn, Inc.	First Lien Debt	0% to 0.50%	14.34% to 14.84%	0.50%
RumbleOn, Inc.	First Lien Debt	0% to 0.50%	14.34% to 14.84%	0.50%

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
The Company accrues the Capital Gain Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gain Fee relating to net unrealized appreciation is deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gain Fee previously accrued such that the amount of Capital Gain Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). Since inception through June 30, 2024, the Company has not made a Capital Gain Fee payment.
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
Equity Ownership: As of June 30, 2024, affiliates of OFS Advisor held 74,084 shares of common stock, which is approximately 4.3% of the Company’s outstanding shares of common stock.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Expenses recognized under agreements with OFS Advisor, CCO and OFS Services and distributions paid to affiliates for the three and six months ended June 30, 2024 and 2023 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Base management fees	$125,424	$163,288	$256,146	$328,008
Incentive fees(1)	114,318	147,016	234,123	271,719
Administrative fees	160,568	216,563	348,045	453,312
Dealer manager fees	—	1,500	—	7,100
Reimbursements of offering and Contractual Issuer Expenses	—	2,250	—	10,650
Distributions paid to affiliates	18,803	18,803	37,605	37,605
(1) During the three and six months ended June 30, 2024 and 2023, incentives fees were comprised of Income Incentive Fees.
Expense Limitation Agreements:
The Company benefits from expense limitation agreements with OFS Advisor that operate separately with regard to: (i) the amortization of offering costs and Contractual Issuer Expenses; and (ii) all other operating expenses not constituting such costs. OFS Advisor’s obligation to provide expense support to the Company can be terminated at any time.
Expense limitations provided under the Investment Advisory Agreement and Second Amended Expense Support Agreement for the three and six months ended June 30, 2024 and 2023, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net offering costs and Contractual Issuer Expenses limitations under the Investment Advisory Agreement	$45,830	$79,361	$112,309	$151,533
Operating expense limitations under the Second Amended Expense Support Agreement	—	—	—	108,548
Total expense limitations	$45,830	$79,361	$112,309	$260,081
As of June 30, 2024 and December 31, 2023, the Company is conditionally obligated to reimburse OFS Advisor for aggregate expense support as follows:

	June 30, 2024	December 31, 2023
Unreimbursed costs under the Investment Advisory Agreement	$908,857	$829,397
Unreimbursed operating expense support under the Second Amended Expense Support Agreement	797,089	1,315,422
Total conditional reimbursement obligation under expense limitation agreements	$1,705,946	$2,144,819

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
Unreimbursed offering costs and Contractual Issuer Expenses subject to conditional reimbursement as of June 30, 2024, are summarized below based on the period in which the costs were incurred:

Period Incurred	Unreimbursed Total	Expiration of Reimbursement Eligibility(1)
Three months ended September 30, 2021	$12,591	September 30, 2024
Three months ended December 31, 2021	19,768	December 31, 2024
Year ended December 31, 2022	375,824	December 31, 2025
Year ended December 31, 2023	395,986	December 31, 2026
Six months ended June 30, 2024	104,688	June 30, 2027
Total unreimbursed offering costs and Contractual Issuer Expenses	$908,857
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
Unreimbursed support for operating expenses provided under the Second Amended Expense Support Agreement and conditions for reimbursement to OFS Advisor as of June 30, 2024, are summarized below:

		Other Operating Expense Ratio
Support Provided for the Three Months Ended	Unreimbursed Expense Support	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share(1)	Expiration of reimbursement eligibility
September 30, 2021	$652,774	6.8%	6.8%	7.1%	September 30, 2024
March 31, 2022	134,376	7.2%	8.1%	7.0%	March 31, 2025
December 31, 2022	9,939	8.5%	8.1%	7.8%	December 31, 2025
Total	$797,089
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 4. Investments
As of June 30, 2024, the Company had loans to 24 portfolio companies, of which 70% were first lien loans and 30% were second lien loans, at fair value, respectively. The Company also had equity investments in five portfolio companies and investments in six Structured Finance Securities.
As of June 30, 2024, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$22,830,557	54.2%	124.1%	$21,931,298	56.1%	119.4%
Second lien debt investments	9,834,591	23.3	53.5	9,463,959	24.2	51.5
Preferred equity investments	34,464	0.1	0.2	35,263	0.1	0.2
Common equity and warrant investments	340,671	0.8	1.9	449,890	1.2	2.4
Total Portfolio Company Investments	33,040,283	78.4	179.7	31,880,410	81.6	173.5
Structured Finance Securities	9,086,081	21.6	49.4	7,182,928	18.4	39.0
Total investments	$42,126,364	100.0%	229.1%	$39,063,338	100.0%	212.5%
(1) Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $17,878,804 and $17,860,806, respectively.
As of June 30, 2024, all of the Company’s debt and equity investments were domiciled in the United States, while its Structured Finance Securities were domiciled in the Cayman Islands. These CLO investments generally hold underlying portfolios of debt investments of United States domiciled companies. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$4,242,375	10.0%	23.1%	$4,119,407	10.5%	22.5%
Construction	1,049,658	2.5	5.7	1,038,166	2.7	5.6
Education Services	920,075	2.2	5.0	925,000	2.4	5.0
Finance and Insurance	1,325,990	3.1	7.2	1,339,750	3.4	7.3
Health Care and Social Assistance	6,637,848	15.7	36.1	6,390,644	16.4	34.8
Information	2,316,819	5.5	12.6	1,993,814	5.1	10.8
Management of Companies and Enterprises	1,458,307	3.5	7.9	1,413,542	3.6	7.7
Manufacturing	3,897,240	9.3	21.2	3,808,370	9.7	20.8
Professional, Scientific, and Technical Services	1,631,769	3.9	8.9	1,651,458	4.2	8.9
Public Administration	46,403	0.1	0.3	3,840	—	—
Retail Trade	2,809,326	6.7	15.3	2,574,614	6.6	14.0
Wholesale Trade	6,704,473	15.9	36.4	6,621,805	17.0	36.1
Total Portfolio Company Investments	$33,040,283	78.4%	179.7%	$31,880,410	81.6%	173.5%
Structured Finance Securities	9,086,081	21.6	49.4	7,182,928	18.4	39.0
Total investments	$42,126,364	100.0%	229.1%	$39,063,338	100.0%	212.5%

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
For the three and six months ended June 30, 2024, no new loans were placed on non-accrual status. As of June 30, 2024, the Company had no loans on non-accrual status, and, as of December 31, 2023, the Company had loans on non-accrual status with an aggregate cost and fair value of $865,283 and $36,810, respectively.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Portfolio Concentration: The following table presents the Company’s portfolio companies based on fair value that comprise greater than 10% of the Company’s total net assets as of June 30, 2024.

					Percentage of Total
Portfolio Company	Investment Type	Industry	Amortized Cost	Fair Value	Fair Value	Net Assets
All Star Auto Lights, Inc.	First Lien Debt	Wholesale Trade	$5,041,623	$5,063,145	13.0%	27.5%
Apex Credit CLO 2020 Ltd.(1)	Subordinated Note	Structured Finance Securities	3,112,643	2,737,184	7.0	14.9
Convergint Technologies Holdings, LLC	Second Lien Debt	Administrative and Support and Waste Management and Remediation Services	2,034,938	2,033,380	5.2	11.1
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets)	First Lien Debt	Retail Trade	1,879,276	1,968,282	5.0	10.7
Honor HN Buyer, Inc.	First Lien Debt	Health Care and Social Assistance	1,799,546	1,820,156	4.7	10.0
(1) As of June 30, 2024, approximately 12% and 26% of the Company’s total portfolio at fair value and its net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 debt investments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Transfers from Level 2 to Level 3	$—	$808,004	$—	$—
Transfers from Level 3 to Level 2	2,745,056	—	4,607,994	—

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Transfers between levels during the reporting periods were due to availability of reliable Indicative Prices in those periods.
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded and incur a realized capital loss. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from elevated interest and inflation rates, the ongoing war between Russia and Ukraine, the escalated armed conflict in the Middle East, instability in the U.S. and international banking systems, uncertainties related to the 2024 U.S. presidential election, the risk of recession or a shutdown of U.S. government services and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company’s investments. The Company’s investments are also subject to interest rate risk. Changes in interest rates, including any potential interest rate reductions approved by the U.S. Federal Reserve, may impact both our cost of funding and the valuation of our investment portfolio.
The following tables present the Company’s investment portfolio measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, respectively:

Security	Level 1	Level 2	Level 3	Fair Value as of June 30, 2024
Debt investments	$—	$6,243,342	$25,151,915	$31,395,257
Equity investments	—	—	485,153	485,153
Structured Finance Securities	—	—	7,182,928	7,182,928
	$—	$6,243,342	$32,819,996	$39,063,338

Security	Level 1	Level 2	Level 3	Fair Value as of December 31, 2023
Debt investments	$—	$3,541,056	$31,447,332	$34,988,388
Equity investments	—	—	391,143	391,143
Structured Finance Securities	—	—	7,096,541	7,096,541
	$—	$3,541,056	$38,935,016	$42,476,072

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The following tables provide the primary quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of June 30, 2024 and December 31, 2023. The Company may make changes to the valuation techniques, among techniques otherwise commonly utilized in accordance with its valuation policies, and/or the weighting of techniques used for particular investments based on changes in facts-and-circumstances and depending on the availability of, or changes in, information in order to produce the best estimate of fair value as of the measurement date. In addition to the techniques and unobservable inputs noted in the tables below and in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets.

	Fair Value as of June 30, 2024	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
First Lien	$17,721,336	Discounted cash flow	Discount rates	9.49% - 18.52% (12.07%)
Second Lien	6,403,040	Discounted cash flow	Discount rates	11.10% - 16.49% (14.14%)
	1,027,539	Market approach	Revenue multiples	0.94x - 0.94x (0.94x)

Structured Finance Securities(1):
Subordinated notes and other CLO equity related investments	6,168,062	Discounted cash flow	Discount rates	9.94% - 34.00% (26.03%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Mezzanine debt	1,014,866	Discounted cash flow	Discount margin	8.25% - 8.25% (8.25%)
			Constant default rate	3.00% - 3.00% (3.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	35,263	Market approach	EBITDA multiples	7.50x - 7.50x (7.50x)

Common equity and warrants	363,890	Market approach	EBITDA multiples	7.50x - 15.75x (13.78x)
	86,000	Market approach	Revenue multiples	0.83x - 0.83x (0.83x)
	$32,819,996
(1) The cash flows utilized in the discounted cash flow calculations assume: (i) immediate liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices; and (ii) redeployment of proceeds at the issuing CLO’s assumed reinvestment rate.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

	Fair Value at December 31, 2023	Valuation techniques	Unobservable inputs	Range (Weighted average)
Debt investments:
First lien	$15,935,793	Discounted cash flow	Discount rates	9.55% - 17.53% (11.94%)
	4,024,707	Market approach	Transaction Price

Second lien	9,505,578	Discounted cash flow	Discount rates	10.45% - 21.70% (13.54%)
	1,018,754	Market approach	Revenue multiples	0.90x - 1.20x (0.91x)
	962,500	Market approach	Transaction Price

Structured Finance Securities(1):
Subordinated notes and other CLO equity related investments	6,129,390	Discounted cash flow	Discount rates	9.94% - 32.00% (27.32%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Mezzanine debt	967,151	Discounted cash flow	Discount margin	9.50% - 9.50% (9.50%)
			Constant default rate	3.00% - 3.00% (3.00%
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	34,410	Market Approach	EBITDA multiples	7.50x - 7.50x (7.50x)

Common equity and warrants	316,731	Market approach	EBITDA multiples	7.50x - 16.50x (13.71x)
	40,002	Market Approach	Revenue multiples	0.70x - 0.70x (0.70x)
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The following tables present changes in the investments measured at fair value using Level 3 inputs for the six months ended June 30, 2024 and 2023, respectively:

	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2023	$19,960,500	$11,486,832	$34,410	$356,733	$7,096,541	$38,935,016
Net realized losses	—	(797,032)	—	—	—	(797,032)
Net unrealized appreciation (depreciation) on investments	(184,814)	1,024,305	853	93,157	426,194	1,359,695
Amortization of Net Loan Fees	66,323	95,304	—	—	8,097	169,724
Paid-in-kind interest income	10,752	108,013	—	—	—	118,765
Accretion of interest income on Structured Finance Securities	—	—	—	—	587,210	587,210
Purchase of portfolio investments	1,311,313	860,000	—	—	—	2,171,313
Proceeds from principal payments on portfolio investments	(850,076)	(3,245,211)	—	—	—	(4,095,287)
Sale or redemption of portfolio investments	—	(68,252)	—	—	—	(68,252)
Proceeds from distributions received from portfolio investments	—	—	—	—	(935,114)	(935,114)
Amendment fees received	(18,048)	—	—	—	—	(18,048)
Transfers from Level 3 to Level 2	(2,574,614)	(2,033,380)	—	—	—	(4,607,994)
Level 3 assets, June 30, 2024	$17,721,336	$7,430,579	$35,263	$449,890	$7,182,928	$32,819,996

	First Lien Debt Investments	Second Lien Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Notes	Total
Level 3 assets, December 31, 2022	$21,702,915	$14,305,307	$58,092	$—	$344,400	$8,924,790	$45,335,504
Net unrealized appreciation (depreciation) on investments	192,325	(303,697)	426,638	19	166,639	(1,119,722)	(637,798)
Net realized gain (loss) on investments	—	—	(484,730)	—	16,070	—	(468,660)
Amortization of Net Loan Fees	53,307	42,414	—	—	—	28,537	124,258
Paid-in-kind interest income	8,685	8,887	—	—	—	—	17,572
Accretion of interest income on Structured Finance Securities	—	—	—	—	—	741,598	741,598
Purchase of portfolio investments	2,453,739	—	—	34,464	18,750	—	2,506,953
Proceeds from principal payments on portfolio investments	(511,103)	—	—	—	—	—	(511,103)
Proceeds from distributions received from portfolio investments	—	—	—	—	(173,737)	(591,583)	(765,320)
Amendment fees received	(1,613)	(7,571)	—	—	—	—	(9,184)
Level 3 assets, June 30, 2023	$23,898,255	$14,045,340	$—	$34,483	$372,122	$7,983,620	$46,333,820

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the six months ended June 30, 2024 and 2023, attributable to the Company’s Level 3 assets still held at those respective period ends, was as follows:

	Six Months Ended June 30,
	2024	2023
Debt investments	$349,415	$(111,373)
Equity investments	94,010	116,659
Structured Finance Securities	426,194	(1,119,721)
Net unrealized appreciation (depreciation) on investments held	$869,619	$(1,114,435)
Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such values. The Company believes that the carrying amounts of its other financial instruments, such as cash, cash equivalents, receivables and payables, approximate the fair value of such items due to the short maturity of such financial instruments. The Banc of California Credit Facility is a variable rate instrument and fair value approximates book value as of June 30, 2024 and December 31, 2023.
The following tables present the fair value measurements of the Company’s debt and the level within the fair value hierarchy of the significant unobservable inputs used to determine such fair values as of June 30, 2024 and December 31, 2023:

	June 30, 2024
Description	Level 1	Level 2	Level 3(1)	Total
Banc of California Credit Facility	$—	$—	$6,065,000	$6,065,000
Unsecured Note	—	—	14,051,832	14,051,832
Total debt, at fair value	$—	$—	$20,116,832	$20,116,832

	December 31, 2023
Description	Level 1	Level 2	Level 3(1)	Total
Banc of California Credit Facility	$—	$—	$7,665,000	$7,665,000
Unsecured Note	—	—	13,935,862	13,935,862
Total debt, at fair value	$—	$—	$21,600,862	$21,600,862
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

The following table sets forth the carrying values and fair values of the Company’s debt as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Banc of California Credit Facility	$6,065,000	$6,065,000	$7,665,000	$7,665,000
Unsecured Note	14,824,340	14,051,832	14,787,997	13,935,862
Total debt	$20,889,340	$20,116,832	$22,452,997	$21,600,862
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 6. Commitments and Contingencies
The following table presents the Company’s outstanding commitments to fund investments to portfolio companies as of June 30, 2024:

Portfolio Company	Investment Type	Commitment
Boca Home Care Holdings, Inc.	First Lien Debt (Revolver)	$129,032
Clevertech Bidco, LLC	First Lien Debt (Revolver)	126,033
Flow Service Partners Management, LLC	First Lien Debt (Revolver)	127,273
Honor HN Buyer Inc.	First Lien Debt (Revolver)	86,634
Honor HN Buyer Inc.	First Lien Debt (Delayed Draw)	151,909
Medrina LLC	First Lien Debt (Revolver)	106,383
Medrina LLC	First Lien Debt (Delayed Draw)	148,936
Tolemar Acquisition, Inc.	First Lien Debt (Revolver)	105,882
		$982,082
As of June 30, 2024, the Company had cash and cash equivalents of $815,084 and an unused commitment of $13,935,000 under the Banc of California Credit Facility, subject to the terms of the borrowing base, to satisfy these outstanding commitments.
The following table shows the Company’s outstanding commitments to fund investments to portfolio companies as of December 31, 2023:

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
		$1,472,576
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2024.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

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
As of June 30, 2024 and December 31, 2023, the Company had outstanding debt of $6,065,000 and $7,665,000 under the Banc of California Credit Facility, respectively, and $13,935,000 and $12,335,000 of unused commitments subject to the terms of the borrowing base, respectively.
For the three and six months ended June 30, 2024 and 2023, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Banc of California Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stated interest expense(1)	$148,765	$380,245	$322,396	$720,097
Amortization of debt issuance costs	25,367	442	50,733	883
Total interest and debt financing costs	$174,132	$380,687	$373,129	$720,980
Cash paid for interest expense	$148,728	$389,730	$321,081	$722,990
Effective interest rate	10.36%	8.94%	10.24%	8.76%
Average outstanding balance	$6,725,440	$17,040,000	$7,288,077	$16,468,039
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
On each of June 30, 2024 and December 31, 2023, the Company’s Unsecured Note had an aggregate outstanding principal of $15,000,000.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

For the three and six months ended June 30, 2024 and 2023, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Note were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stated interest expense	$206,250	$206,250	$412,500	$412,500
Amortization of debt issuance costs	18,171	18,171	36,343	36,343
Total interest and debt financing costs	$224,421	$224,421	$448,843	$448,843
Cash paid for interest expense	$206,250	$206,250	$412,500	$412,500
Effective interest rate	5.98%	5.98%	5.98%	5.98%
Average outstanding balance	$15,000,000	$15,000,000	$15,000,000	$15,000,000
For the three and six months ended June 30, 2024 and 2023, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Average dollar borrowings	$21,725,440	$32,040,000	$22,288,077	$31,468,039
Weighted average effective interest rate	7.34%	7.55%	7.38%	7.43%
Note 8. Financial Highlights
The following is a schedule of financial highlights for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Per Share Operating Performance:
Net asset value per share at beginning of period	$10.50	$10.74	$10.49	$11.13
Net investment income(1)	0.26	0.30	0.52	0.60
Net realized loss, net of taxes(1)	(0.45)	(0.29)	(0.44)	(0.27)
Net unrealized appreciation (depreciation) on investments, net of deferred taxes(1)	0.51	0.18	0.51	(0.29)
Total net income (loss) from operations(1)	0.32	0.19	0.59	0.04
Distributions(2)	(0.25)	(0.25)	(0.51)	(0.51)
Repurchase of common stock(1)(3)	—	—	—	0.02
Net asset value per share at end of period	$10.57	$10.68	$10.57	$10.68
Total return based on net asset value(4)(5)	3.1%	1.8%	5.7%	0.6%
Shares outstanding at end of period	1,739,581	1,935,004	1,739,581	1,935,004
Weighted average shares outstanding	1,784,370	1,971,066	1,808,649	1,982,244
Ratio/Supplemental Data
Average net asset value(6)	$18,571,731	$20,924,954	$18,796,982	$21,289,285
Net asset value at end of period	$18,384,862	$20,661,482	$18,384,862	$20,661,482
Net investment income	$457,273	$588,063	$936,494	$1,195,425
Ratio of net operating expenses to average net assets(7)	23.1%	27.6%	23.7%	25.8%
Ratio of net investment income to average net assets(7)	9.8%	11.2%	10.0%	11.2%
Portfolio turnover(8)	2.5%	2.5%	5.3%	4.9%
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

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
Note 9. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued for in the Offering during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	—	$—	12,648	$150,000	—	$—	57,618	$710,000
Commissions and dealer manager fees	—	—	—	(12,000)	—	—	—	(48,000)
Net proceeds to the Company	—	$—	12,648	$138,000	—	$—	57,618	$662,000
Repurchases of Shares
The following table summarizes the common stock repurchases by the Company for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Repurchase of common stock	47,393	$495,729	50,083	$535,888	96,018	$1,010,672	100,308	$1,100,417
All repurchased shares were retired upon acquisition.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the six months ended June 30, 2024 and 2023. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Per Share Amount	Cash Distribution
Six Months Ended June 30, 2024
January 27, 2024	January 29, 2024	February 5, 2024	$0.0846	$155,292
February 27, 2024	February 27, 2024	March 5, 2024	0.0846	155,292
March 27, 2024	March 27, 2024	April 5, 2024	0.0846	151,178
April 26, 2024	April 26, 2024	May 6, 2024	0.0846	151,178
May 29, 2024	May 29, 2024	June 5, 2024	0.0846	151,178
June 26, 2024	June 26, 2024	July 5, 2024	0.0846	147,168
Total			$0.5076	$911,286

Six Months Ended June 30, 2023
January 26, 2023	January 27, 2023	February 6, 2023	$0.0846	$167,313
February 23, 2023	February 24, 2023	March 6, 2023	0.0846	167,595
March 29, 2023	March 29, 2023	April 5, 2023	0.0846	166,868
April 25, 2023	April 26, 2023	May 5, 2023	0.0846	166,868
May 26, 2023	May 26, 2023	June 5, 2023	0.0846	166,868
June 28, 2023	June 28, 2023	July 5, 2023	0.0846	162,632
Total			$0.5076	$998,144
Certain of the above distributions were funded, in part, through the reimbursement of certain operating expenses under the Second Amended Expense Support Agreement. The Second Amended Expense Support Agreement is designed to ensure no portion of the Company’s distribution to stockholders will be paid from Offering proceeds, such that no distribution is deemed to be a return of capital contributed by its stockholders, and will provide for expense reduction payments to the Company in any quarterly period in which the Company’s aggregate distributions to stockholders exceeds the Company’s cumulative ICTI and net realized gains. The Second Amended Expense Support Agreement may be terminated by OFS Advisor, without payment of any penalty, with or without notice to the Company. However, the Second Amended Expense Support Agreement is subordinated to the Banc of California Credit Facility, and prior to cancelling the Second Amended Expense Support Agreement, OFS Advisor must provide Banc of California with 30 days advance written notice of termination of the Second Amended Expense Support Agreement.
The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its estimated ICTI for the full year and distributions paid for the full year. Each year, a statement on Form 1099-DIV identifying the tax character of distributions is mailed to the Company’s stockholders.
Note 10. Subsequent Events Not Disclosed Elsewhere
On July 27, 2024, the Board declared a distribution of $0.0846 per common share, which represents an 8.6% annualized distribution yield based on the Company’s common stock offering price as of July 30, 2024, which was paid on August 5, 2024 to stockholders of record on July 29, 2024.
On August 6, 2024, the Board approved a tender offer, commencing on August 29, 2024, to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ending June 30, 2024.

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
Overview
Key performance metrics per common share are presented below:

	June 30, 2024	March 31, 2024
Net asset value	$10.57	$10.50

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Net investment income	$0.26	$0.26	$0.52	$0.60
Net increase in net assets resulting from operations	0.32	0.27	0.59	0.04
Distributions declared	0.25	0.25	0.51	0.51
Our NAV per common share increased to $10.57 at June 30, 2024 from $10.50 at March 31, 2024, primarily due to net gains on investments of $0.06 per common share.
For the three months ended June 30, 2024, total investment income decreased $108,939 compared to the prior quarter, primarily due to a smaller average investment portfolio size at cost. See “—Results of Operations” for additional information.
For the three months ended June 30, 2024, we recognized net gains on investments of $114,243, primarily due to net unrealized appreciation of $911,275, net of taxes, partially offset by net realized losses of $797,032.
As of June 30, 2024, we had no loans on non-accrual status. See “—Portfolio Composition and Investment Activity” for additional information.
For the three months ended June 30, 2024, our weighted-average debt interest costs of 7.3% remained stable, compared to the prior quarter. As of June 30, 2024, 71% of our total outstanding debt was fixed rate and 100% contractually matures in 2026.
As of June 30, 2024, our asset coverage ratio of 187% exceeded the minimum asset coverage requirement under the 1940 Act of 150%, and we remained in compliance with all applicable covenants under our outstanding debt facilities. As of June 30, 2024, we had an unused commitment of $13,935,000 under our Banc of California Credit Facility, subject to the terms of the borrowing base. As of June 30, 2024, we had unfunded commitments of $982,082 to fund various undrawn revolvers and other portfolio investments. We continue to believe that we have sufficient levels of liquidity to support our commitments to existing portfolio companies and selectively deploy capital in new investment opportunities. See “—Liquidity and Capital Resources” for additional information.
On July 27, 2024, our Board declared a $0.0846 per common share distribution, which represents an 8.6% annualized distribution yield based on our common stock offering price as of July 30, 2024, which was paid on August 5, 2024 to stockholders of record on July 29, 2024.
On August 6, 2024, our Board approved a tender offer, commencing on August 29, 2024, to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ending June 30, 2024.
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

The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments as of June 30, 2024:

	Fair Value as of June 30, 2024	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
First lien	$21,931,298	$21,713,850	$22,161,106
Second lien	9,463,959	9,306,668	9,621,194

Structured Finance Securities:
Subordinated notes and other CLO equity related investments	6,168,062	5,878,816	6,457,311
Mezzanine debt	1,014,866	993,394	1,036,338

Equity investments:
Preferred equity	35,263	34,557	35,969
Common equity and warrants	449,890	396,426	502,181
	$39,063,338	$38,323,711	$39,814,099
Portfolio Composition and Investment Activity
Portfolio Composition
The following table summarizes the composition of our investment portfolio as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt investments(1)	$22,830,557	$21,931,298	$23,812,835	$23,501,556
Second lien debt investments	9,834,591	9,463,959	12,881,769	11,486,832
Preferred equity investments	34,464	35,263	34,464	34,410
Common equity and warrant investments	340,671	449,890	340,671	356,733
Total Portfolio Company Investments	33,040,283	31,880,410	37,069,739	35,379,531
Structured Finance Securities	9,086,081	7,182,928	9,425,888	7,096,541
Total Investments	$42,126,364	$39,063,338	$46,495,627	$42,476,072
Total number of Portfolio Companies and Structured Finance Securities	33	33	37	37
(1) As of June 30, 2024 and December 31, 2023, first lien debt investments include unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $17,878,804 and $17,860,806, respectively, and $17,483,339 and $17,384,403, respectively.

As of June 30, 2024, 100% and 80% of our loan portfolio and total portfolio, respectively, consisted of first lien and second lien debt investments, based on fair value. We believe the seniority of our debt investments in the borrowers’ capital structures may provide greater downside protection against adverse economic changes, including those caused by the impacts of the ongoing war between Russia and Ukraine, the escalated armed conflict in the Middle East, uncertainties related to the 2024 U.S. presidential election, elevated interest and inflation rates, instability in the U.S. and international banking systems, the risk of recession or a shutdown of U.S. government services and related market volatility.
As of June 30, 2024, the three largest industries of our Portfolio Company Investments by fair value, were: (1) Wholesale Trade of 17.0%; (2) Health Care and Social Assistance of 16.4%; and (3) Administrative and Support and Waste Management and Remediation Services of 10.5%, totaling an aggregate of approximately 43.9% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1. Financial Statements—Note 4.”
The following table presents our ten largest investments by portfolio company based on fair value as of June 30, 2024:

Issuer	Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value	% of Net Assets, at Fair Value
All Star Auto Lights, Inc.	Debt	$5,041,623	$5,063,145	13.0%	27.5%
Apex Credit CLO 2020 Ltd.(1)	Structured Finance Security	3,112,643	2,737,184	7.0	14.9
Convergint Technologies Holdings, LLC	Debt	2,034,938	2,033,380	5.2	11.1
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets)	Debt	1,879,276	1,968,282	5.0	10.7
Honor HN Buyer, Inc.	Debt	1,799,546	1,820,156	4.7	10.0
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Debt	1,688,749	1,745,333	4.5	9.5
BayMark Health Services, Inc.	Debt	1,669,100	1,680,047	4.3	9.1
TruGreen Limited Partnership	Debt	1,527,414	1,419,000	3.6	7.7
One GI LLC	Debt	1,458,307	1,413,542	3.6	7.8
Clevertech Bidco, LLC	Debt	1,325,990	1,339,750	3.4	7.3
Total		$21,537,586	$21,219,819	54.3%	115.6%
(1) As of June 30, 2024, approximately 12.4% and 26.4% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
A deterioration or improvement in the operating performance of these portfolio investments, or other factors underlying the valuation of these investments, could have a material impact on our NAV.
Structured Finance Securities
The following table summarizes the composition of our Structured Finance Securities as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes and other CLO equity related investments	$8,116,690	$6,168,062	$8,464,594	$6,129,390
Mezzanine debt	969,391	1,014,866	961,294	967,151
Total Structured Finance Securities	$9,086,081	$7,182,928	$9,425,888	$7,096,541
Number of Structured Finance Security Issuers	6	6	6	6
As of June 30, 2024, we had no non-performing Structured Finance Securities. Non-performing Structured Finance Securities are securities that have not been optionally redeemed and have an effective yield of 0.0%, as remaining residual distributions are anticipated to be recognized as a return of capital.

Portfolio Yields
The following table presents weighted-average yields metrics for our portfolio as of June 30, 2024 and March 31, 2024, respectively:

	For the Three Months Ended
	June 30, 2024	March 31, 2024
Weighted-average performing income yield(1):
Debt investments	14.5%	14.3%
Structured Finance Securities	13.6	15.1
Interest-bearing investments	14.3%	14.5%

Weighted-average realized yield(2):
Interest-bearing investments	14.1%	14.2%
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
For the three months ended June 30, 2024, the weighted average performing income yield on interest-bearing investments decreased primarily due to a decrease in the effective yields on our CLO subordinated note securities attributed to the aging of the portfolio.
Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels.
Investment Activity
The following is a summary of our investment activity for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024

Investments in debt and equity securities	$982,487	$2,171,313
Investments in Structured Finance Securities	—	—
Total investment purchases and originations	$982,487	$2,171,313

Proceeds from principal payments on portfolio investments	$2,361,673	$5,662,231
Proceeds from sale or redemption of portfolio investments	68,252	68,252
Proceeds from distributions received from portfolio investments	541,626	935,114
Total proceeds from principal payments, sales or redemptions, and distributions received from portfolio investments	$2,971,551	$6,665,597

We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2023. The following table shows the classification of our debt securities, excluding Structured Finance Securities, by credit risk rating as of June 30, 2024 and December 31, 2023:

	Debt Investments
	June 30, 2024			December 31, 2023
Risk Category	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value
1 (Low Risk)	$—	$—	—%	$—	$—	—%
2 (Below Average Risk)	—	—	—	—	—	—
3 (Average)	28,281,893	28,126,038	89.6	33,633,578	33,050,840	94.5
4 (Special Mention)	4,383,255	3,269,219	10.4	2,195,743	1,900,738	5.4
5 (Substandard)	—	—	—	—	—	—
6 (Doubtful)	—	—	—	865,283	36,810	0.1
7 (Loss)	—	—	—	—	—	—
	$32,665,148	$31,395,257	100.0%	$36,694,604	$34,988,388	100.0%
Non-Accrual Loans
Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as income or applied to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, it is probable that the Company will collect all principal and interest from the investment. For the three and six months ended June 30, 2024, no new loans were placed on non-accrual status. During the three months ended June 30, 2024, we wrote-off our second lien debt investment in Astro One Acquisition Corporation, which was on non-accrual status, following a cash-out recovery payment of $68,253, resulting in a net realized loss of $797,032.
As of June 30, 2024
As of June 30, 2024, we had no debt investments on non-accrual status.
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
Comparison of the three months ended June 30, 2024 and March 31, 2024 and six months ended June 30, 2024 and 2023

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Interest income	$1,521,725	$1,608,288	$3,130,013	$3,923,642
Dividend income	1,056	1,050	2,106	4,357
Fee income	6,953	29,335	36,288	13,424
Total investment income	1,529,734	1,638,673	3,168,407	3,941,423
Total operating expenses	1,118,291	1,225,931	2,344,222	3,006,079
Expense support limitations	(45,830)	(66,479)	(112,309)	(260,081)
Net investment income	457,273	479,221	936,494	1,195,425
Net gain (loss) on investments	114,243	8,597	122,840	(1,115,329)
Net increase in net assets resulting from operations	$571,516	$487,818	$1,059,334	$80,096
Investment Income. For the three months ended June 30, 2024, interest income decreased $86,563 compared to the prior quarter, primarily due to a smaller average investment portfolio size at cost, partially offset by non-recurring Net Loan Fee acceleration related to portfolio repayments.
During the three months ended June 30, 2024, fee income decreased $22,382 compared to the prior quarter, primarily due to no syndication fees recognized during the current quarter.

Gross Expenses. Our gross expenses are limited under the Investment Advisory Agreement and Second Amended Expense Support Agreement. Operating expenses shown with respect to each governing expense limitation agreement for the three months ended June 30, 2024 and March 31, 2024 and six months ended June 30, 2024 and 2023 are presented below:

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Expenses subject to limitation under the Investment Advisory Agreement:
Contractual Issuer Expenses	$38,737	$59,126	$97,863	$154,951
Amortization of deferred offering costs	7,093	7,353	14,446	7,232
Total expenses subject to limitation under the Investment Advisory Agreement	45,830	66,479	112,309	162,183

Expenses subject to limitation under the Second Amended Expense Support Agreement:
Interest expense	398,553	423,419	821,972	1,169,823
Base management fees	125,424	130,722	256,146	328,008
Incentive fees	114,318	119,805	234,123	271,719
Administrative fees	160,568	187,477	348,045	453,312
Professional fees	164,699	192,168	356,867	386,785
Other expenses	108,124	103,250	211,374	233,644
Total expenses subject to limitation under the Second Amended Expense Support Agreement	1,071,686	1,156,841	2,228,527	2,843,291
HPCI-MB operating expenses	775	2,611	3,386	605
Total operating expenses	$1,118,291	$1,225,931	$2,344,222	$3,006,079
Expenses Limited under the Investment Advisory Agreement
OFS Advisor incurred, on our behalf, offering costs of $6,826 and $-0- during the three months ended June 30, 2024 and March 31, 2024. For the six months ended June 30, 2024 and 2023, offering costs incurred on our behalf were $6,826 and $10,005, respectively.
OFS Advisor incurred, on our behalf, Contractual Issuer Expenses of $97,863 and $154,951 during the six months ended June 30, 2024 and 2023, respectively. Contractual Issuer Expenses relate to the direct involvement of OFS Advisor’s employees and employees of its affiliates in the Offering process.
Expense limitations provided under the Investment Advisory Agreement associated with offering costs and expenses for the three months ended June 30, 2024 and March 31, 2024 and six months ended June 30, 2024 and 2023 are presented below:

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Total expenses limited under the Investment Advisory Agreement	$45,830	$66,479	$112,309	$162,183
Reimbursed offering costs and Contractual Issuer Expenses	—	—	—	(10,650)
Net offering costs and Contractual Issuer Expenses limitations under the Investment Advisory Agreement	$45,830	$66,479	$112,309	$151,533
We are conditionally obligated to pay OFS Advisor up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid by OFS Advisor and their affiliates have been recovered. As of June 30, 2024, reimbursable offering costs and Contractual Issuer Expenses were $908,857. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3” for additional information.
Expenses Limited under the Second Amended Expense Support Agreement
For the three months ended June 30, 2024 and March 31, 2024
For the three months ended June 30, 2024, total expenses subject to limitation under the Second Amended Expense Support Agreement decreased $85,155 compared to the prior quarter.

Interest expense for the three months ended June 30, 2024 decreased $24,866 compared to the prior quarter, primarily due to a reduction in our average outstanding debt balance.
Professional fees for the three months ended June 30, 2024 decreased $27,469 compared to the prior quarter, primarily due to a reduction in external legal fees.
For the six months ended June 30, 2024 and 2023
For the six months ended June 30, 2024, total expenses subject to limitation under the Second Amended Expense Support Agreement decreased $614,764 compared to the corresponding period in the prior year, primarily due to a decrease of $347,851 in interest expense related to the reduction in our average outstanding debt balances.
Administrative fees for the six months ended June 30, 2024 decreased $105,267 compared to the prior quarter, primarily due a reduction in accounting and legal services provided to us under the Administration Agreement.
Gross operating expenses (operating expenses excluding offering expenses and Contractual Issuer Expenses, and before limitations) are subject to limitation under the Second Amended Expense Support Agreement. OFS Advisor’s obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to estimated unsupported investment company taxable income and the amount of declared distributions. The Second Amended Expense Support Agreement provides expense support such that distributions are not paid from Offering proceeds (i.e., not a return of capital). The determination of expense limitation under the Second Amended Expense Support Agreement for the three months ended June 30, 2024 and March 31, 2024 and six months June 30, 2024 and 2023 are presented below:

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Total investment income - RIC	$1,529,734	$1,638,673	$3,168,407	$3,941,423
Expenses limited under the Second Amended Expense Support Agreement(1):
Interest expense, base management fees and incentive fees	638,295	673,946	1,312,241	1,769,550
Other operating expenses(2)	433,391	482,895	916,286	1,073,741
Total expenses limited under the Second Amended Expense Support Agreement	1,071,686	1,156,841	2,228,527	2,843,291
Net investment income prior to limitation - RIC	458,048	481,832	939,880	1,098,132
Differences in recognition of ICTI and GAAP net investment income(3)	(8,524)	(20,070)	(28,594)	(208,536)
ICTI prior to expense limitation(4)	449,524	461,762	911,286	889,596
Declared distributions	449,524	461,762	911,286	998,144
Expense limitation under Second Amended Expense Support Agreement	$—	$—	$—	$108,548
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
Net realized and unrealized gain (loss) on investments
Net gain (loss) on investments for the three months ended June 30, 2024 and March 31, 2024
For the three months ended June 30, 2024, net gain on investments of $114,243 was due to net unrealized appreciation of $911,275 on our investment portfolio, net of taxes, partially offset by a net realized loss on investments of $797,032. For the three months ended June 30, 2024, net unrealized appreciation of $911,275 primarily related to net unrealized appreciation of $575,670 on our Structured Finance Securities.
For the three months ended March 31, 2024, net gain on investments of $8,597 was due to net unrealized appreciation of $15,190 on our investment portfolio, net of taxes, partially offset by a net realized loss on investments of $6,593. For the three months ended March 31, 2024, we recognized net unrealized appreciation of $31,227, primarily related to net unrealized appreciation of $180,704 on our debt and equity investments, partially offset by net unrealized depreciation of $149,476 on our Structured Finance Securities.
Net gain (loss) on investments for the six months ended June 30, 2024 and 2023
For the six months ended June 30, 2024, net gain on investments of $122,840 was due to net unrealized appreciation of $926,465 on our investment portfolio, net of taxes, partially offset by a net realized loss on investments of $803,625. For the six months ended June 30, 2024, our net realized loss on investments of $803,625 primarily related to the write-off of our second lien debt investment in Astro One Acquisition Corporation, which resulted in a net realized loss of $797,032.
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
Liquidity and Capital Resources
As of June 30, 2024, we held cash of $815,084 and had an unused commitment of $13,935,000 under our Banc of California Credit Facility, subject to the terms of the borrowing base. As of June 30, 2024, we had unfunded commitments of $982,082 to fund various undrawn revolvers and other portfolio investments. We continue to believe that we have sufficient levels of liquidity to support our commitments to existing portfolio companies and selectively deploy capital in new investment opportunities.

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

	Six Months Ended June 30,
	2024	2023
Cash from net investment income(1)	$156,224	$761,900
Net (purchases and originations) repayments of portfolio investments(1)	3,907,074	(52,311)
Net cash provided by operating activities	4,063,298	709,589
Net proceeds from issuances of common stock	—	868,080
Distributions paid to common stockholders	(919,410)	(1,001,321)
Net borrowings (repayments) under revolving line of credit	(1,600,000)	575,000
Repurchases of common stock	(1,536,635)	(1,139,470)
Net cash used in financing activities	(4,056,045)	(697,711)
Net change in cash and cash equivalents	$7,253	$11,878
(1)    Cash from net investment income includes all other cash flows from operating activities reported in our statements of cash flows. Net purchases and originations/repayments and sales of portfolio investments includes the purchase and origination of portfolio investments, proceeds from principal payments on portfolio investments, proceeds from sale or redemption of portfolio investments, changes in receivables for investments sold, payable from investments purchased as reported in our statements of cash flows, as well as the excess of proceeds from distributions received from Structured Finance Securities over accretion of interest income on Structured Finance Securities.
Our operating activities provided $4,063,298 and $709,589 in cash for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the principal source of operating liquidity was the repayment of portfolio investments. Net cash provided by operating activities benefited from the positive cash flow impact of expense limitations under the Investment Advisory Agreement and Second Amended Expense Support Agreement of $112,309 and $260,081 for the six months ended June 30, 2024 and 2023, respectively, which reduced the net amount paid to OFS Advisor. Expense support and limitation under both the Investment Advisory Agreement and the Second Amended Expense Support Agreement are cancelable at any time. However, the Second Amended Expense Support Agreement is subordinated to the Banc of California Credit Facility, and prior to cancelling the Second Amended Expense Support Agreement, OFS Advisor must provide Banc of California with 30 days advance written notice of such termination.
Net purchases and origination of portfolio investments relates to the investment activity of our portfolio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Composition and Investment Activity.”
We received proceeds of $-0- and $868,080 from the sale of our common stock during the six months ended June 30, 2024 and 2023, respectively. Offering proceeds are net of aggregate commissions and dealer manager fees of $-0- and $65,920 for the six months ended June 30, 2024 and 2023, respectively.
During the six months ended June 30, 2024 and 2023, we paid $1,536,635 and $1,139,470, respectively, in connection with our tender offers to repurchase shares of our common stock.
During the six months ended June 30, 2024, we paid $919,410 in dividends to common stockholders and, subsequent to June 30, 2024 and through August 5, 2024, we paid $294,337 in dividends to our common stockholders.
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
The Banc of California Credit Facility bears interest at a variable Prime Rate plus a 0.25% margin, with a 5.00% floor, and includes an annual commitment fee equal to 0.50% of the maximum principal amount of the facility. As of June 30, 2024, the stated interest rate on the Banc of California Credit Facility was 8.75%. As of June 30, 2024, the Banc of California Credit Facility bore an effective interest rate of 10.43%, inclusive of interest on the outstanding balance, deferred financing cost amortization and commitment fees.
Our Banc of California Credit Facility is a $20,000,000 revolving line of credit, of which $6,065,000 was drawn as of June 30, 2024. As of June 30, 2024, we were in compliance in all material respects with the applicable covenants under the Banc of California Credit Facility.
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
The Note Purchase Agreement contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a business development company within the meaning of the 1940 Act and a minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, certain judgments and orders, and certain events of bankruptcy. As of June 30, 2024, we were in compliance in all material respects with the applicable covenants under the Note Purchase Agreement.
As of June 30, 2024, the Unsecured Note had the following terms and balances:

	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate	Effective Interest Rate(1)	Maturity
Unsecured Note	$15,000,000	$175,660	5.50%	5.98%	11/27/2026
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
As of June 30, 2024, the aggregate amount of senior securities outstanding was $21,065,000, for which our asset coverage was 187%. The asset coverage ratio for a class of senior securities representing indebtedness is calculated by aggregating our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
In addition, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have made, and may continue to make, opportunistic investments in Structured Finance Securities and other non-qualifying assets, consistent with our investment strategy. As of June 30, 2024, approximately 80% of our investments were qualifying assets.
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
As of June 30, 2024, we had $815,084 of cash and an unused commitment of $13,935,000 under our Banc of California Credit Facility, subject to the terms of the borrowing base, to meet our short-term contractual obligations, such as $982,082 in outstanding commitments to fund investments under various undrawn revolvers and other portfolio company credit facilities. As of June 30, 2024, our Banc of California Credit Facility that matures in February 2026 and had $6,065,000 outstanding, and our Unsecured Note that matures in November 2026 and had $15,000,000 outstanding, can be repaid by selling portfolio investments that have a fair value of $39,063,338. We cannot, however, be certain that this source of funds will be available and upon terms acceptable to us in sufficient amounts in the future. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value and incur significant realized losses on our invested capital.
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
Off-Balance Sheet Arrangements
Amounts Conditionally Reimbursable to OFS Advisor. OFS Advisor and affiliates have incurred offering costs and Contractual Issuer Expenses, of which $908,857 and $829,397 were unreimbursed as of June 30, 2024 and December 31, 2023, respectively. We remain conditionally liable to OFS Advisor for organization and offering costs incurred on our behalf. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3.”
OFS Advisor and affiliates have provided aggregate unreimbursed and unexpired operating expense support of $797,089 and $1,315,422 as of June 30, 2024 and December 31, 2023, respectively. We remain conditionally liable to OFS Advisor for operating expense support provided to us. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3.”

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
Expense limitation payments under the Second Amended Expense Support Agreement have supported certain historical distributions, and our distributions may, in the future, be funded through expense limitation payments by OFS Advisor under the Second Amended Expense Support Agreement. The Second Amended Expense Support Agreement is designed to ensure no portion of our distribution to stockholders will be paid from Offering proceeds (i.e., no return of capital), and provides for expense limitation payments to us in any quarterly period in which our cumulative distributions to stockholders exceeds the Company’s cumulative estimated ICTI and net realized gains. For purposes of determining quarterly expense limitation payments, ICTI is estimated; however, ICTI cannot be finally determined until relevant tax forms relating to the Company’s investments are received and the U.S. federal income tax return is filed in the subsequent year. Any such distributions funded through expense limitation payments are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or OFS Advisor continues to make such payments. The Second Amended Expense Support Agreement may be terminated by us or OFS Advisor, without payment of any penalty, upon written notice to us.
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
Recent Developments
On July 27, 2024, our Board declared a $0.0846 per common share distribution, which represents an 8.6% annualized distribution yield based on our common stock offering price as of July 30, 2024, which was paid on August 5, 2024 to stockholders of record on July 29, 2024.
On August 6, 2024, our Board approved a tender offer, commencing on August 29, 2024, to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ending June 30, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, the escalated armed conflict in the Middle East, elevated interest and inflation rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, uncertainties related to the 2024 U.S. presidential election and the risk of recession or a shutdown of U.S. government services has introduced significant volatility in the financial markets, and the effects of this volatility has impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on March 18, 2024.
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of most portfolio investments without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the six months ended June 30, 2024 for more information relating to our investment valuation.
Interest Rate Risk
Changes in interest rates, including any potential interest rate reductions approved by the U.S. Federal Reserve, may affect both our cost of funding and the valuation of our investment portfolio. As of June 30, 2024, 97% of our debt investments, at fair value, bore interest at floating interest rates and contain interest rate re-set provisions that adjust applicable interest rates to current rates on a periodic basis.
Our outstanding Unsecured Note bears interest at a fixed rate. Our Banc of California Credit Facility has a floating interest rate provision based on the Prime Rate, which resulted in a stated interest rate of 8.75% as of June 30, 2024.
If interest rates are reduced by the U.S. Federal Reserve, the difference between the total interest income earned and the total interest expense incurred may be compressed, reducing our net income and potentially adversely affecting our operating results.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates as of June 30, 2024. As of June 30, 2024, 1-month and 3-month SOFR were 5.34% and 5.32%, respectively. Assuming that the interim, unaudited Statement of Assets and Liabilities as of June 30, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase	Interest income	Interest expense	Net change
25	$26,137	$(15,373)	$10,764
50	109,635	(30,746)	78,889
75	193,134	(46,119)	147,014
100	276,632	(61,492)	215,139
125	360,130	(76,865)	283,264

Basis point decrease	Interest income	Interest expense	Net change
25	$(140,865)	$15,373	$(125,492)
50	(224,363)	30,746	(193,617)
75	(307,862)	46,119	(261,742)
100	(391,360)	61,492	(329,867)
125	(474,858)	76,865	(397,992)

Although we believe that the foregoing analysis is indicative of our net interest margin sensitivity to interest rate changes as of June 30, 2024, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facilities, that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the table above.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities, Use of Proceeds
During the three months ended June 30, 2024, we did not sell any shares of our common stock.
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
The following table summarizes the common stock repurchases by us for the three months ended June 30, 2024:

Three Months Ended June 30, 2024	Number of Shares	Amount
April 1, 2024 through April 30, 2024	—	$—
May 1, 2024 through May 31, 2024	—	—
June 1, 2024 through June 30, 2024	47,393	495,729

Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
(a)    Not applicable.
(b)    Not applicable.
(c)    During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 9, 2024	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer