Form 10-Q
period 2024-09-30
Hancock Park Corporate Income, Inc.
filed 2024-11-08
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
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
Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of November 5, 2024 was 1,693,121.

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

ASC	Accounting Standards Codification, as issued by the FASB
Banc of California Credit Facility	A senior secured revolving credit facility, as amended, with Banc of California (formerly known as Pacific Western Bank), as lender, that provides for borrowings to the Company in an aggregate principal amount up to $20,000,000
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Banc of California, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company’s board of directors
CCO	CCO Capital, LLC, a Delaware limited liability company and the Company’s dealer manager
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Company	Hancock Park Corporate Income, Inc. and its consolidated subsidiaries
Contractual Issuer Expenses	Salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in offering and other contractually-defined activities
Dealer Manager Agreement	Broker-dealer management agreement dated August 3, 2020 by and among the Company, OFS Advisor, International Assets Advisory, LLC and CCO, and amended and restated on February 2, 2022
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI-MB	HPCI-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor, dated July 15, 2016
NAV	Net asset value. NAV is calculated as consolidated total assets less consolidated total liabilities, and can be expressed in the aggregate or on a per share basis
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
Note Purchase Agreement	The Note Purchase Agreement, as amended between the Company and a qualified institutional investor, dated November 27, 2019, in which the Company sold in a private placement the Unsecured Note
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company, for which OFS Advisor serves as investment adviser
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock

Term	Explanation or Definition
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Advisers Act, focusing primarily on investments in middle market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments
OFS Capital	OFS Capital Corporation, a Delaware corporation and publicly traded BDC, for which OFS Advisor serves as investment adviser
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a subsidiary of OFSAM Holdings, and a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSAM Holdings	Orchard First Source Asset Management Holdings, LLC, a holding company consisting of asset management businesses, including OFS Advisor, a registered investment adviser focusing primarily on investments in middle-market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments, and OFS CLO Management, LLC, OFS CLO Management II, LLC and OFS CLO Management III, LLC, each a registered investment adviser focusing primarily on investments in broadly syndicated loans
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Securities
Prime Rate	United States Prime interest rate
RIC	Regulated investment company under the Code
SEC	United States Securities and Exchange Commission
Second Amended Expense Support Agreement	Second Amended and Restated Expense Support and Conditional Reimbursement Agreement dated February 2, 2022, between the Company and OFS Advisor, agreed to and accepted by CIM Capital IC Management, LLC
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Structured Finance Securities	CLO mezzanine debt, CLO subordinated notes, CLO loan accumulation facility securities and other CLO related investments
Unsecured Note	An agreement, as amended, with The HCM Master Fund Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands in which the Company sold, in a private placement, an unsecured note in an aggregate principal amount of $15,000,000

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
•the belief that the seniority of our debt investments in a borrower’s capital structure may provide greater downside protection against adverse economic changes, including those caused by the impacts of interest rate changes and elevated inflation rates, the ongoing war between Russia and Ukraine, the escalated armed conflict in the Middle East, instability in the U.S. and international banking systems, uncertainties related to the 2024 U.S. presidential election, the risk of recession or a shutdown of U.S. government services and related market volatility on our business, our portfolio companies, our industry and the global economy;
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
•the holding period of our investments;
•the impact of alternative reference rates on our business, including potential additional interest rate reductions approved by the U.S. Federal Reserve, which may impact our investment income, cost of funding and the valuation of our investments;
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities (unaudited)

	September 30, 2024	December 31, 2023

Assets:
Non-control/non-affiliate investments, at fair value (amortized cost of $42,210,574 and $46,495,627, respectively)	$38,238,085	$42,476,072
Cash and cash equivalents	2,470,786	807,831
Interest receivable	181,859	241,886
Prepaid expenses and other assets	33,399	105,376
Total assets	$40,924,129	$43,631,165

Liabilities:
Revolving line of credit	$5,665,000	$7,665,000
Unsecured note (net of discount and deferred debt issuance costs of $157,488 and $212,003, respectively)	14,842,512	14,787,997
Payable for investments purchased	2,025,369	—
Due to adviser and affiliates (Note 3)	480,718	916,038
Payable for repurchase of common stock	472,033	525,963
Distribution payable	143,238	155,292
Interest payable	78,393	78,120
Other liabilities	289,569	255,269
Total liabilities	23,996,832	24,383,679

Commitments and contingencies (Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized, 1,693,121 and 1,835,599 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,693	1,835
Paid-in capital in excess of par	22,507,962	23,990,525
Total accumulated losses	(5,582,358)	(4,744,874)
Total net assets	16,927,297	19,247,486

Total liabilities and net assets	$40,924,129	$43,631,165

Number of common shares outstanding	1,693,121	1,835,599
Net asset value per share	$10.00	$10.49

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income
Interest income	$1,419,520	$1,798,212	$4,549,533	$5,721,854
Dividend income	1,090	1,039	3,196	5,396
Fee income	1,775	2,681	38,063	16,105
Total investment income	1,422,385	1,801,932	4,590,792	5,743,355

Operating expenses
Interest expense	377,659	533,236	1,199,631	1,703,059
Base management fees	121,696	152,905	377,842	480,913
Incentive fees	96,023	124,141	330,146	395,860
Administrative fees	166,324	210,949	514,369	664,261
Professional fees	161,936	176,664	518,803	563,449
Excise taxes	9,723	—	9,723	—
Other expenses	104,933	107,474	319,693	341,723
Contractual Issuer Expenses (credits)	(6,023)	118,153	91,840	273,104
Amortization of deferred offering costs	3,765	5,390	18,211	12,622
Total operating expenses	1,036,036	1,428,912	3,380,258	4,434,991
Net expense (limitations) under agreements with the adviser (Note 3)	2,258	(300,699)	(110,051)	(560,780)
Net operating expenses	1,038,294	1,128,213	3,270,207	3,874,211

Net investment income	384,091	673,719	1,320,585	1,869,144

Net realized and unrealized gain (loss) on investments
Net realized loss on investments	—	—	(803,625)	(499,779)
Income tax (expense) benefit on net realized gains on investments	(8,000)	18,010	(8,000)	(11,834)
Net unrealized appreciation (depreciation) on investments	(909,460)	35,794	47,067	(518,831)
Deferred tax expense on net unrealized appreciation	(14,589)	(9,440)	(44,651)	(40,521)
Net gain (loss) on investments	(932,049)	44,364	(809,209)	(1,070,965)

Net increase (decrease) in net assets resulting from operations	$(547,958)	$718,083	$511,376	$798,179

Net investment income per common share – basic and diluted	$0.22	$0.35	$0.74	$0.95
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$(0.32)	$0.37	$0.29	$0.41
Distributions declared per common share	$0.25	$0.25	$0.76	$0.76
Basic and diluted weighted-average common shares outstanding	1,737,056	1,932,833	1,784,610	1,965,593

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total accumulated losses	Total net assets
Balances at December 31, 2022	1,977,694	$1,977	$25,885,923	$(3,869,953)	$22,017,947
Net investment income	—	—	—	1,869,144	1,869,144
Net realized loss on investments, net of taxes	—	—	—	(511,613)	(511,613)
Net unrealized depreciation on investments, net of taxes	—	—	—	(559,352)	(559,352)
Tax reclassifications of permanent differences	—	—	(10,650)	10,650	—
Common stock issued	57,618	58	661,942	—	662,000
Repurchases of common stock	(150,234)	(150)	(1,642,456)	—	(1,642,606)
Distributions to stockholders	—	—	—	(1,485,024)	(1,485,024)
Net decrease for the nine month period ended September 30, 2023	(92,616)	(92)	(991,164)	(676,195)	(1,667,451)
Balances at September 30, 2023	1,885,078	$1,885	$24,894,759	$(4,546,148)	$20,350,496

Balances at June 30, 2023	1,935,004	$1,935	$25,436,898	$(4,777,351)	$20,661,482
Net investment income	—	—	—	673,719	673,719
Net realized gain on investments, net of taxes	—	—	—	18,010	18,010
Net unrealized appreciation on investments, net of taxes	—	—	—	26,354	26,354
Repurchase of common stock	(49,926)	(50)	(542,139)	—	(542,189)
Distributions to stockholders	—	—	—	(486,880)	(486,880)
Net increase (decrease) for the three month period ended September 30, 2023	(49,926)	(50)	(542,139)	231,203	(310,986)
Balances at September 30, 2023	1,885,078	$1,885	$24,894,759	$(4,546,148)	$20,350,496

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total accumulated losses	Total net assets
Balances at December 31, 2023	1,835,599	$1,835	$23,990,525	$(4,744,874)	$19,247,486
Net investment income	—	—	—	1,320,585	1,320,585
Net realized loss on investments, net of taxes	—	—	—	(811,625)	(811,625)
Net unrealized appreciation on investments, net of taxes	—	—	—	2,416	2,416
Repurchases of common stock	(142,478)	(142)	(1,482,563)	—	(1,482,705)
Distributions to stockholders	—	—	—	(1,348,860)	(1,348,860)
Net decrease for the nine month period ended September 30, 2024	(142,478)	(142)	(1,482,563)	(837,484)	(2,320,189)
Balances at September 30, 2024	1,693,121	$1,693	$22,507,962	$(5,582,358)	$16,927,297

Balances at June 30, 2024	1,739,581	$1,739	$22,979,949	$(4,596,826)	$18,384,862
Net investment income	—	—	—	384,091	384,091
Income tax expense on net realized investment gains	—	—	—	(8,000)	(8,000)
Net unrealized depreciation on investments, net of taxes	—	—	—	(924,049)	(924,049)
Repurchase of common stock	(46,460)	(46)	(471,987)	—	(472,033)
Distributions to stockholders	—	—	—	(437,574)	(437,574)
Net decrease for the three month period ended September 30, 2024	(46,460)	(46)	(471,987)	(985,532)	(1,457,565)
Balances at September 30, 2024	1,693,121	$1,693	$22,507,962	$(5,582,358)	$16,927,297

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net increase in net assets resulting from operations	$511,376	$798,179
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net unrealized (appreciation) depreciation on investments, net of taxes	(2,416)	559,352
Net realized loss on investments	803,625	499,779
Income tax expense from realized gains on investments	8,000	11,834
Amortization of Net Loan Fees on investments	(310,339)	(312,481)
Amendment fees collected	23,046	10,540
Amortization of deferred debt issuance costs	130,614	55,838
Accretion of interest income on Structured Finance Securities	(866,726)	(1,133,191)
Paid-in-kind interest income	(177,858)	(25,349)
Purchase of portfolio investments	(7,387,414)	(2,577,827)
Proceeds from principal payments on portfolio investments	10,976,950	4,962,535
Proceeds from sale or redemption of portfolio investments	68,252	3,299,761
Proceeds from distributions received from portfolio investments	1,155,518	1,137,209
Changes in operating assets and liabilities:
Interest receivable	60,027	(2,949)
Interest payable	273	(1,447)
Due to adviser and affiliates	(435,320)	(256,229)
Payable for investments purchased	2,025,369	—
Other assets and liabilities	(22,474)	(111,083)
Net cash provided by operating activities	6,560,503	6,914,471

Cash flows from financing activities
Net proceeds from issuance of common stock	—	868,080
Distributions paid to common stockholders	(1,360,914)	(1,491,354)
Borrowings under revolving line of credit	2,500,000	6,235,000
Repayments under revolving line of credit	(4,500,000)	(10,960,000)
Repurchases of common stock	(1,536,634)	(1,675,359)
Net cash used in financing activities	(4,897,548)	(7,023,633)
Net increase (decrease) in cash and cash equivalents	1,662,955	(109,162)
Cash and cash equivalents
Beginning of period	807,831	973,147
End of period	$2,470,786	$863,985

Supplemental disclosure of cash flow information:
Amortization of deferred offering costs limited by investment advisor (see Note 3)	$18,211	$12,622
Cash paid for interest	1,068,744	1,648,668

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2024

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
AIDC IntermediateCo 2, LLC	Computer Systems Design Services
First Lien Debt		10.53%	SOFR+	5.25%	7/8/2022	7/22/2027	$491,250	$484,363	$490,268	2.9%
First Lien Debt		10.50%	SOFR+	5.25%	7/31/2023	7/22/2027	11,489	11,271	11,466	0.1
							502,739	495,634	501,734	3.0
Allen Media, LLC (9)	Cable and Other Subscription Programming
First Lien Debt		10.25%	SOFR+	5.50%	9/15/2022	2/10/2027	1,221,223	1,147,608	800,286	4.7

Asurion, LLC (9)	Communication Equipment Repair and Maintenance
Second Lien Debt		10.21%	SOFR+	5.25%	8/20/2024	1/31/2028	1,500,000	1,410,119	1,412,408	8.3

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		13.37%	SOFR+	8.50%	6/10/2021	6/11/2028	1,325,758	1,315,225	1,223,674	7.2
Second Lien Debt		13.76%	SOFR+	8.50%	6/10/2021	6/11/2028	357,657	354,789	330,117	2.0
							1,683,415	1,670,014	1,553,791	9.2
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		12.21%	SOFR+	7.25%	2/2/2022	6/8/2029	1,833,333	1,696,119	1,721,500	10.2

Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt		11.45%	SOFR+	6.50%	2/25/2022	2/25/2027	986,048	979,135	980,132	5.8
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(620)	(774)	—
Common Equity (129 Class A units) (7)					2/25/2022			129,032	86,316	0.5
Preferred Equity (345 Class A units) 12.0% cash / 2.0% PIK					3/3/2023			34,464	35,583	0.2
							986,048	1,142,011	1,101,257	6.5
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt		11.50%	SOFR+	6.75%	11/3/2023	12/30/2027	1,360,123	1,328,271	1,345,162	7.9
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.75%	11/3/2023	12/30/2027	—	(2,952)	(1,386)	—
							1,360,123	1,325,319	1,343,776	7.9
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 units) (7)					3/27/2020			46,403	4,212	—

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2024

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Convergint Technologies Holdings, LLC (9)	Security Systems Services (except Locksmiths)
Second Lien Debt		11.71%	SOFR+	6.75%	9/28/2018	3/30/2029	$2,068,608	$2,036,726	$1,950,956	11.5%

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)					3/8/2018			115,154	99,000	0.6

Excelin Home Health, LLC	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	12/31/2025	1,326,920	1,312,374	1,053,973	6.2

First Brands Group, LLC (9)	Other Motor Vehicle Parts Manufacturing
First Lien Debt		10.51%	SOFR+	5.00%	8/23/2024	3/30/2027	738,832	728,768	732,252	4.3
First Lien Debt		10.51%	SOFR+	5.00%	8/26/2024	3/30/2027	359,808	355,364	356,660	2.1
							1,098,640	1,084,132	1,088,912	6.4
Flow Service Partners Management, LLC	Plumbing, Heating, and Air-Conditioning Contractors
First Lien Debt		11.25%	SOFR+	6.50%	2/28/2024	2/28/2029	868,438	860,776	846,727	5.0
First Lien Debt		11.25%	SOFR+	6.50%	2/28/2024	2/28/2029	157,898	156,505	153,950	0.9
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.50%	2/28/2024	2/28/2029	—	(1,404)	(3,977)	—
							1,026,336	1,015,877	996,700	5.9
GoTo Group (F/K/A LogMeIn, Inc.) (9)	Data Processing, Hosting, and Related Services
First Lien Debt		9.97%	SOFR+	4.75%	9/28/2022	4/30/2028	612,640	612,640	214,807	1.3
First Lien Debt		9.97%	SOFR+	4.75%	9/28/2022	4/28/2028	443,636	443,636	368,912	2.2
							1,056,276	1,056,276	583,719	3.5
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets) (9)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		11.45%	SOFR+	6.75%	7/20/2022	8/1/2029	1,960,000	1,878,730	1,938,763	11.5

Honor HN Buyer, Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt		10.50%	SOFR+	5.75%	10/15/2021	10/15/2027	836,966	828,531	836,966	4.9
First Lien Debt		10.50%	SOFR+	5.75%	10/15/2021	10/15/2027	529,279	523,031	529,279	3.1
First Lien Debt (Revolver) (12)		12.75%	Prime +	4.75%	10/15/2021	10/15/2027	12,376	11,374	12,376	0.1
First Lien Debt (Delayed Draw) (12)		10.50%	SOFR+	5.75%	3/31/2023	10/15/2027	436,926	433,617	436,926	2.6
							1,815,547	1,796,553	1,815,547	10.7

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2024

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		12.15%	SOFR+	6.75%	1/27/2022	3/2/2029	$670,732	$670,732	$670,732	4.0%

Inergex Holdings, LLC (16)	Other Computer Related Services
First Lien Debt		11.75% cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	988,392	978,808	983,450	5.8
First Lien Debt (Revolver)		11.75% cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	156,250	156,250	155,469	0.9
							1,144,642	1,135,058	1,138,919	6.7
Medrina, LLC	All Other Outpatient Care Centers
First Lien Debt		11.32%	SOFR+	6.00%	10/20/2023	10/20/2029	739,096	723,543	746,487	4.4
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.00%	10/20/2023	10/20/2029	—	(2,239)	—	—
First Lien Debt (Delayed Draw) (12)		n/m (5)	SOFR+	6.00%	10/20/2023	10/20/2029	—	(683)	1,489	—
							739,096	720,621	747,976	4.4
Metasource, LLC (16)	All Other Business Support Services
First Lien Debt		11.12% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	686,096	679,785	657,280	3.9

Nielsen Consumer Inc. (9)	Marketing Research and Public Opinion Polling
First Lien Debt		9.34%	SOFR+	4.75%	8/20/2024	3/6/2028	1,500,000	1,492,500	1,497,503	8.8

One GI LLC	Offices of Other Holding Companies
First Lien Debt		11.70%	SOFR+	6.75%	12/13/2021	12/22/2025	850,938	845,687	826,260	4.9
First Lien Debt		11.70%	SOFR+	6.75%	12/13/2021	12/22/2025	448,449	445,545	435,444	2.6
First Lien Debt (Revolver)		11.96%	SOFR+	6.75%	12/13/2021	12/22/2025	166,667	165,653	161,833	1.0
							1,466,054	1,456,885	1,423,537	8.5
Redstone Holdco 2 LP (F/K/A RSA Security)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		13.26%	SOFR+	7.75%	4/16/2021	4/27/2029	1,000,000	992,530	761,000	4.5

RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 units) (7) (13)					1/17/2018			—	310,644	1.8

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2024

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
RumbleOn, Inc. (11)	Other Industrial Machinery Manufacturing
First Lien Debt (16)		14.27% cash / 1.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	$649,684	$632,363	$603,557	3.6%
First Lien Debt (16)		14.27% cash / 1.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	196,065	193,409	182,145	1.1
Warrants (warrants to purchase up to $55,000 in stock) (7)					8/31/2021	8/14/2028 (15)		50,082	5,571	—
							845,749	875,854	791,273	4.7
SS Acquisition, LLC (6)	Sports and Recreation Instruction
First Lien Debt		12.31%	SOFR+	6.72%	12/30/2021	12/30/2026	625,000	622,193	625,000	3.7
First Lien Debt		13.00%	SOFR+	7.40%	12/30/2021	12/30/2026	300,000	298,379	300,000	1.8
							925,000	920,572	925,000	5.5
Tenneco Inc. (9)	Other Motor Vehicle Parts Manufacturing
First Lien Debt		10.23%	SOFR+	5.00%	8/21/2024	11/17/2028	1,100,000	1,057,217	1,047,403	6.2

Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt		10.95% cash/ 1.00% PIK	SOFR+	6.00%	10/14/2021	10/14/2026	1,311,617	1,306,285	1,246,037	7.4
First Lien Debt (Revolver) (12)		11.20%	SOFR+	6.00%	10/14/2021	10/14/2026	75,000	74,462	68,382	0.4
							1,386,617	1,380,747	1,314,419	7.8
TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		14.01%	SOFR+	8.50%	5/13/2021	11/2/2028	1,500,000	1,525,823	1,444,500	8.5

Wellful Inc. (F/K/A KNS Acquisition Corp.) (9)	Electronic Shopping and Mail-Order Houses
First Lien Debt		11.21%	SOFR+	6.25%	7/26/2021	4/21/2027	925,000	923,915	581,594	3.4

Total Debt and Equity Investments							$33,328,194	$33,061,288	$31,278,314	184.8%

Structured Finance Securities (11)
Subordinated Notes, Mezzanine Debt and Other CLO-Equity Related Investments

Apex Credit CLO 2020 Ltd.
Subordinated Notes (2) (14)		17.92%	N/A		11/16/2020	10/20/2031	$3,650,000	$3,251,464	$2,644,616	15.6%

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2024

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Apex Credit CLO 2021 Ltd
Subordinated Notes (2) (14)		20.93%	N/A		5/28/2021	7/18/2034	$1,480,000	$1,122,712	$938,900	5.5%

Apex Credit CLO 2022-1 Ltd.
Subordinated Notes (2) (14)		13.10%	N/A		4/28/2022	4/22/2033	1,892,824	1,569,870	1,163,708	6.9

CLO other (10) (14)		2.68%	N/A					11,858	20,129	0.1

Elevation CLO 2021-14 Ltd
Subordinated Notes (2) (14)		5.26%	N/A		9/21/2021	10/20/2034	1,750,000	1,362,945	761,106	4.6

Elevation CLO 2021-15, Ltd.
Subordinated Notes (2) (14)		2.68%	N/A		12/6/2021	1/5/2035	1,250,000	856,953	427,216	2.5

Monroe Capital MML CLO X, Ltd.
Mezzanine Debt - Class E-R		13.88%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000,000	973,484	1,004,096	5.9

Total Structured Finance Securities							$11,022,824	$9,149,286	$6,959,771	41.1%

Total Investments							$44,351,018	$42,210,574	$38,238,085	225.9%
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
(3)The Company’s debt investments bear interest at rates determined by reference to SOFR or Prime, and reset monthly, quarterly, or semi-annually. For all variable-rate investments, the schedule presents the spread over SOFR or Prime and the interest rate as of September 30, 2024. Unless otherwise noted with footnote 16, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
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

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2024
(6)The Company has entered into a contractual arrangement with co‑lenders whereby, subject to certain conditions, it has agreed to receive its payment after the repayment of certain co‑lenders pursuant to a payment waterfall. The table below provides additional details as of September 30, 2024:

Portfolio Company	Reported Interest Rate	Interest Rate per Credit Agreement	Additional Interest per Annum
SS Acquisition, LLC	12.31%	11.83%	0.48%
SS Acquisition, LLC (Delayed Draw)	13.00%	11.83%	1.17%
(7)Non-income producing.
(8)Investments pledged as collateral under the Banc of California Credit Facility.
(9)Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.
(10) Fair value represents discounted cash flows associated with fees earned from CLO equity related investments.
(11) Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of September 30, 2024, approximately 81% of the Company's assets were qualifying assets.
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
(16) The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of September 30, 2024:

Portfolio Company	Investment Type	Range of PIK Option	Range of Cash Option	Maximum PIK Rate Allowed
Inergex Holdings, LLC	First Lien Debt	0% to 2.00%	11.75% to 13.75%	2.00%
Inergex Holdings, LLC	First Lien Debt (Revolver)	0% to 2.00%	11.75% to 13.75%	2.00%
RumbleOn, Inc.	First Lien Debt	0% to 1.50%	14.27% to 15.77%	1.50%
RumbleOn, Inc.	First Lien Debt	0% to 1.50%	14.27% to 15.77%	1.50%

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
Apex Credit CLO 2020 Ltd.
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

Apex Credit CLO 2022-1 Ltd.
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
The Company accrues the Capital Gain Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gain Fee relating to net unrealized appreciation is deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gain Fee previously accrued such that the amount of Capital Gain Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). Since inception through September 30, 2024, the Company has not made a Capital Gain Fee payment.
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
Equity Ownership: As of September 30, 2024, affiliates of OFS Advisor held 74,084 shares of common stock, which is approximately 4.4% of the Company’s outstanding shares of common stock.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Expenses recognized under agreements with OFS Advisor, CCO and OFS Services and distributions paid to affiliates for the three and nine months ended September 30, 2024 and 2023 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Base management fees	$121,696	$152,905	$377,842	$480,913
Incentive fees(1)	96,023	124,141	330,146	395,860
Administrative fees	166,324	210,949	514,369	664,261
Dealer manager fees	—	—	—	7,100
Reimbursements of offering and Contractual Issuer Expenses	—	—	—	10,650
Distributions paid to affiliates	18,803	18,803	56,408	56,408
(1) During the three and nine months ended September 30, 2024 and 2023, incentives fees were comprised of Income Incentive Fees.
Expense Limitation Agreements:
The Company benefits from expense limitation agreements with OFS Advisor that operate separately with regard to: (i) the amortization of offering costs and Contractual Issuer Expenses; and (ii) all other operating expenses not constituting such costs. OFS Advisor’s obligation to provide expense support to the Company can be terminated at any time.
Expense limitations provided under the Investment Advisory Agreement and Second Amended Expense Support Agreement for the three and nine months ended September 30, 2024 and 2023, are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net offering costs and Contractual Issuer Expenses limitations (credits) under the Investment Advisory Agreement	$(2,258)	$123,543	$110,051	$275,076
Operating expense limitations under the Second Amended Expense Support Agreement	—	177,156	—	285,704
Net expense limitations (credits)	$(2,258)	$300,699	$110,051	$560,780
During the three months ended September 30, 2024, the Company was issued net credits of $2,258 on previously incurred Contractual Issuer Expenses, resulting in a negative balance for the quarter. The Company did not experience any net cash outflow related to these credits and there is no impact to net operating expenses.
As of September 30, 2024 and December 31, 2023, the Company is conditionally obligated to reimburse OFS Advisor for aggregate expense support as follows:

	September 30, 2024	December 31, 2023
Unreimbursed costs under the Investment Advisory Agreement	$890,245	$829,397
Unreimbursed operating expense support under the Second Amended Expense Support Agreement	144,315	1,315,422
Total conditional reimbursement obligation under expense limitation agreements	$1,034,560	$2,144,819

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
Unreimbursed offering costs and Contractual Issuer Expenses subject to conditional reimbursement as of September 30, 2024, are summarized below based on the period in which the costs were incurred:

Period Incurred	Unreimbursed Total	Expiration of Reimbursement Eligibility(1)
Three months ended December 31, 2021	$19,768	December 31, 2024
Year ended December 31, 2022	375,824	December 31, 2025
Year ended December 31, 2023	395,986	December 31, 2026
Nine months ended September 30, 2024	98,667	September 30, 2027
Total unreimbursed offering costs and Contractual Issuer Expenses	$890,245
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
Unreimbursed support for operating expenses provided under the Second Amended Expense Support Agreement and conditions for reimbursement to OFS Advisor as of September 30, 2024, are summarized below:

		Other Operating Expense Ratio
Support Provided for the Three Months Ended	Unreimbursed Expense Support	Annualized for the quarter limitation was provided	Annual for year limitation was provided	Annualized rate of distribution per share(1)	Expiration of reimbursement eligibility
March 31, 2022	$134,376	7.2%	8.1%	7.0%	March 31, 2025
December 31, 2022	9,939	8.5%	8.1%	7.8%	December 31, 2025
Total	$144,315
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 4. Investments
As of September 30, 2024, the Company had loans to 27 portfolio companies, of which 66% were first lien loans and 34% were second lien loans, at fair value, respectively. The Company also had equity investments in five portfolio companies and investments in six Structured Finance Securities.
As of September 30, 2024, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$21,371,716	50.6%	126.3%	$20,168,128	52.8%	119.2%
Second lien debt investments	11,314,437	26.8	66.8	10,568,860	27.6	62.4
Preferred equity investments	34,464	0.1	0.2	35,583	0.1	0.2
Common equity and warrant investments	340,671	0.8	2.0	505,743	1.3	3.0
Total Portfolio Company Investments	33,061,288	78.3	195.3	31,278,314	81.8	184.8
Structured Finance Securities	9,149,286	21.7	54.1	6,959,771	18.2	41.1
Total investments	$42,210,574	100.0%	249.4%	$38,238,085	100.0%	225.9%
(1) Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $12,742,017 and $12,697,707, respectively.
As of September 30, 2024, all of the Company’s debt and equity investments were domiciled in the United States, while its Structured Finance Securities were domiciled in the Cayman Islands. These CLO investments generally hold underlying portfolios of debt investments of United States domiciled companies. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$4,242,334	10.0%	25.0%	$4,052,736	10.6%	24.0%
Construction	1,015,877	2.4	6.0	996,700	2.6	5.9
Education Services	920,572	2.2	5.4	925,000	2.4	5.5
Finance and Insurance	1,325,319	3.1	7.8	1,343,776	3.5	7.9
Health Care and Social Assistance	6,641,573	15.7	39.3	6,272,544	16.5	37.1
Information	2,319,038	5.5	13.7	1,793,649	4.7	10.5
Management of Companies and Enterprises	1,456,885	3.5	8.6	1,423,537	3.7	8.4
Manufacturing	6,094,069	14.5	36.1	5,963,507	15.6	35.3
Other Services (except Public Administration)	1,410,119	3.3	8.3	1,412,408	3.7	8.3
Professional, Scientific, and Technical Services	3,123,192	7.4	18.4	3,138,156	8.2	18.5
Public Administration	46,403	0.1	0.3	4,212	—	—
Retail Trade	2,802,645	6.7	16.6	2,520,357	6.6	14.9
Wholesale Trade	1,663,262	3.9	9.8	1,431,732	3.7	8.5
Total Portfolio Company Investments	$33,061,288	78.3%	195.3%	$31,278,314	81.8%	184.8%
Structured Finance Securities	9,149,286	21.7	54.1	6,959,771	18.2	41.1
Total investments	$42,210,574	100.0%	249.4%	$38,238,085	100.0%	225.9%

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
Non-Accrual Loans: Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as interest income or applied as a reduction to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, it is probable that the Company will collect all principal and interest from the investment.
For the three and nine months ended September 30, 2024, no new loans were placed on non-accrual status. As of September 30, 2024, the Company had no loans on non-accrual status, and, as of December 31, 2023, the Company had loans on non-accrual status with an aggregate cost and fair value of $865,283 and $36,810, respectively.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Portfolio Concentration: The following table presents the Company’s portfolio companies based on fair value that comprise greater than 10% of the Company’s total net assets as of September 30, 2024.

					Percentage of Total
Portfolio Company	Investment Type	Industry	Amortized Cost	Fair Value	Fair Value	Net Assets
Apex Credit CLO 2020 Ltd.(1)	Subordinated Note	Structured Finance Securities	$3,251,464	$2,644,616	6.9%	15.6%
Convergint Technologies Holdings, LLC	Second Lien Debt	Administrative and Support and Waste Management and Remediation Services	2,036,726	1,950,956	5.1	11.5
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets)	First Lien Debt	Retail Trade	1,878,730	1,938,763	5.1	11.5
Honor HN Buyer, Inc.	First Lien Debt	Health Care and Social Assistance	1,796,553	1,815,547	4.7	10.7
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Second Lien Debt	Ice Cream and Frozen Dessert Manufacturing	1,696,119	1,721,500	4.5	10.2
(1) As of September 30, 2024, approximately 12% and 28% of the Company’s total portfolio at fair value and its net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 debt investments for the three and nine months ended September 30, 2024 and 2023:

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Transfers from Level 2 to Level 3	$—	$—	$—	$—
Transfers from Level 3 to Level 2	—	1,985,782	4,471,313	1,985,782
Transfers between levels during the reporting periods were due to the availability of reliable Indicative Prices in those periods. The Company classifies loan investments as Level 2 when sufficient Indicative Prices are available, and the depth of the market is sufficient, in management's judgment, to transact at those prices in amounts approximating the Company’s investment position at the measurement date.
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded and incur a realized capital loss. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from interest rate changes and elevated inflation rates, the ongoing war between Russia and Ukraine, the escalated armed conflict in the Middle East, instability in the U.S. and international banking systems, uncertainties related to the 2024 U.S. presidential election, the risk of recession or a shutdown of U.S. government services and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company’s investments. The Company’s investments are also subject to interest rate risk. Changes in interest rates, including potential additional interest rate reductions approved by the U.S. Federal Reserve, may impact our investment income, cost of funding and the valuation of our investment portfolio.
The following tables present the Company’s investment portfolio measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, respectively:

Security	Level 1	Level 2	Level 3	Fair Value as of September 30, 2024
Debt investments	$—	$10,901,544	$19,835,444	$30,736,988
Equity investments	—	—	541,326	541,326
Structured Finance Securities	—	—	6,959,771	6,959,771
	$—	$10,901,544	$27,336,541	$38,238,085

Security	Level 1	Level 2	Level 3	Fair Value as of December 31, 2023
Debt investments	$—	$3,541,056	$31,447,332	$34,988,388
Equity investments	—	—	391,143	391,143
Structured Finance Securities	—	—	7,096,541	7,096,541
	$—	$3,541,056	$38,935,016	$42,476,072

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The following tables provide the primary quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of September 30, 2024 and December 31, 2023. The Company may make changes to the valuation techniques, among techniques otherwise commonly utilized in accordance with its valuation policies, and/or the weighting of techniques used for particular investments based on changes in facts-and-circumstances and depending on the availability of, or changes in, information in order to produce the best estimate of fair value as of the measurement date. In addition to the techniques and unobservable inputs noted in the tables below and in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets. The tables are not intended to be all-inclusive and only present the most significant unobservable input(s) relevant to the valuation designee’s determination of fair value.

	Fair Value as of September 30, 2024	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
First Lien	$12,629,948	Discounted cash flow	Discount rates	8.55% - 17.91% (11.77%)
Second Lien	6,151,523	Discounted cash flow	Discount rates	13.07% - 19.50% (14.98%)
	1,053,973	Market approach	Revenue multiples	0.93x - 0.93x (0.93x)

Structured Finance Securities(1):
Subordinated notes and other CLO equity related investments	5,955,675	Discounted cash flow	Discount rates	9.94% - 33.50% (26.62%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Mezzanine debt	1,004,096	Discounted cash flow	Discount margin	8.65% - 8.65% (8.65%)
			Constant default rate	3.00% - 3.00% (3.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	35,583	Market approach	EBITDA multiples	7.50x - 7.50x (7.50x)

Common equity and warrants	505,743	Market approach	EBITDA multiples	6.20x - 15.75x (12.37x)
	$27,336,541
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The following tables present changes in the investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2024 and 2023, respectively:

	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2023	$19,960,500	$11,486,832	$34,410	$356,733	$7,096,541	$38,935,016
Net realized losses	—	(797,032)	—	—	—	(797,032)
Net unrealized appreciation (depreciation) on investments	(235,549)	647,073	1,173	149,010	139,832	701,539
Amortization of Net Loan Fees	109,650	106,675	—	—	12,190	228,515
Paid-in-kind interest income	11,491	166,367	—	—	—	177,858
Accretion of interest income on Structured Finance Securities	—	—	—	—	866,726	866,726
Purchase of portfolio investments	1,484,843	860,000	—	—	—	2,344,843
Proceeds from principal payments on portfolio investments	(6,157,584)	(3,245,211)	—	—	—	(9,402,795)
Sale or redemption of portfolio investments	—	(68,252)	—	—	—	(68,252)
Proceeds from distributions received from portfolio investments	—	—	—	—	(1,155,518)	(1,155,518)
Amendment fees received	(23,046)	—	—	—	—	(23,046)
Transfers from Level 3 to Level 2	(2,520,357)	(1,950,956)	—	—	—	(4,471,313)
Level 3 assets, September 30, 2024	$12,629,948	$7,205,496	$35,583	$505,743	$6,959,771	$27,336,541

	First Lien Debt Investments	Second Lien Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Notes	Total
Level 3 assets, December 31, 2022	$21,702,915	$14,305,307	$58,092	$—	$344,400	$8,924,790	$45,335,504
Net unrealized appreciation (depreciation) on investments	233,049	(497,173)	426,638	(59)	153,128	(925,703)	(610,120)
Net realized gain (loss) on investments	—	—	(484,730)	—	16,070	—	(468,660)
Amortization of Net Loan Fees	84,785	55,706	—	—	—	34,215	174,706
Paid-in-kind interest income	16,462	8,887	—	—	—	—	25,349
Accretion of interest income on Structured Finance Securities	—	—	—	—	—	1,133,191	1,133,191
Purchase of portfolio investments	2,524,613	—	—	34,464	18,750	—	2,577,827
Proceeds from principal payments on portfolio investments	(4,670,728)	—	—	—	—	—	(4,670,728)
Proceeds from distributions received from portfolio investments	—	—	—	—	(173,737)	(963,472)	(1,137,209)
Amendment fees received	(2,969)	(7,571)	—	—	—	—	(10,540)
Transfers from Level 3 to Level 2	(1,985,782)	—	—	—	—	—	(1,985,782)
Level 3 assets, September 30, 2023	$17,902,345	$13,865,156	$—	$34,405	$358,611	$8,203,021	$40,363,538

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the nine months ended September 30, 2024 and 2023, attributable to the Company’s Level 3 assets still held at those respective period ends, was as follows:

	Nine Months Ended September 30,
	2024	2023
Debt investments	$83,547	$(335,113)
Equity investments	150,183	103,070
Structured Finance Securities	139,832	(925,701)
Net unrealized appreciation (depreciation) on investments held	$373,562	$(1,157,744)
Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such values. The Company believes that the carrying amounts of its other financial instruments, such as cash, cash equivalents, receivables and payables, approximate the fair value of such items due to the short maturity of such financial instruments. The Banc of California Credit Facility is a variable rate instrument and fair value approximates book value as of September 30, 2024 and December 31, 2023.
The following tables present the fair value measurements of the Company’s debt and the level within the fair value hierarchy of the significant unobservable inputs used to determine such fair values as of September 30, 2024 and December 31, 2023:

	September 30, 2024
Description	Level 1	Level 2	Level 3(1)	Total
Banc of California Credit Facility	$—	$—	$5,665,000	$5,665,000
Unsecured Note	—	—	14,379,601	14,379,601
Total debt, at fair value	$—	$—	$20,044,601	$20,044,601

	December 31, 2023
Description	Level 1	Level 2	Level 3(1)	Total
Banc of California Credit Facility	$—	$—	$7,665,000	$7,665,000
Unsecured Note	—	—	13,935,862	13,935,862
Total debt, at fair value	$—	$—	$21,600,862	$21,600,862
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

The following table sets forth the carrying values and fair values of the Company’s debt as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Banc of California Credit Facility	$5,665,000	$5,665,000	$7,665,000	$7,665,000
Unsecured Note	14,842,512	14,379,601	14,787,997	13,935,862
Total debt	$20,507,512	$20,044,601	$22,452,997	$21,600,862
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 6. Commitments and Contingencies
The following table presents the Company’s outstanding commitments to fund investments to portfolio companies as of September 30, 2024:

Portfolio Company	Investment Type	Commitment
Boca Home Care Holdings, Inc.	First Lien Debt (Revolver)	$129,032
Clevertech Bidco, LLC	First Lien Debt (Revolver)	126,033
Flow Service Partners Management, LLC	First Lien Debt (Revolver)	159,091
Honor HN Buyer Inc.	First Lien Debt (Revolver)	86,634
Honor HN Buyer Inc.	First Lien Debt (Delayed Draw)	151,909
Medrina LLC	First Lien Debt (Revolver)	106,383
Medrina LLC	First Lien Debt (Delayed Draw)	148,936
Tolemar Acquisition, Inc.	First Lien Debt (Revolver)	57,353
		$965,371
As of September 30, 2024, the Company had cash and cash equivalents of $2,470,786 and an unused commitment of $14,335,000 under the Banc of California Credit Facility, subject to the terms of the borrowing base, to fund these outstanding commitments to portfolio companies.
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
		$1,472,576
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2024.
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
As of September 30, 2024 and December 31, 2023, the Company had outstanding debt of $5,665,000 and $7,665,000 under the Banc of California Credit Facility, respectively, and $14,335,000 and $12,335,000 of unused commitments subject to the terms of the borrowing base, respectively.
For the three and nine months ended September 30, 2024 and 2023, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Banc of California Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stated interest expense(1)	$127,870	$308,373	$450,267	$1,028,471
Amortization of debt issuance costs	25,366	440	76,099	1,323
Total interest and debt financing costs	$153,236	$308,813	$526,366	$1,029,794
Cash paid for interest expense	$128,913	$306,928	$449,994	$1,029,918
Effective interest rate	10.64%	9.55%	10.36%	8.99%
Average outstanding balance	$5,760,652	$12,935,109	$6,775,219	$15,277,454
(1) For the three and nine months ended September 30, 2023, stated interest expense includes unused fees.
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
On each of September 30, 2024 and December 31, 2023, the Company’s Unsecured Note had an aggregate outstanding principal of $15,000,000.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

For the three and nine months ended September 30, 2024 and 2023, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Note were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stated interest expense	$206,250	$206,250	$618,750	$618,750
Amortization of debt issuance costs	18,173	18,173	54,515	54,515
Total interest and debt financing costs	$224,423	$224,423	$673,265	$673,265
Cash paid for interest expense	$206,250	$206,250	$618,750	$618,750
Effective interest rate	5.98%	5.98%	5.98%	5.98%
Average outstanding balance	$15,000,000	$15,000,000	$15,000,000	$15,000,000
For the three and nine months ended September 30, 2024 and 2023, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Average dollar borrowings	$20,760,652	$27,935,109	$21,775,219	$30,277,454
Weighted average effective interest rate	7.28%	7.64%	7.35%	7.50%
Note 8. Financial Highlights
The following is a schedule of financial highlights for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Per Share Operating Performance:
Net asset value per share at beginning of period	$10.57	$10.68	$10.49	$11.13
Net investment income(1)	0.22	0.35	0.74	0.95
Net realized gain (loss), net of taxes(1)	—	0.01	(0.45)	(0.26)
Net unrealized appreciation (depreciation) on investments, net of deferred taxes(1)	(0.54)	0.01	—	(0.28)
Total net income (loss) from operations(1)	(0.32)	0.37	0.29	0.41
Distributions(2)	(0.25)	(0.25)	(0.76)	(0.76)
Repurchase of common stock(1)(3)	—	—	(0.02)	0.02
Net asset value per share at end of period	$10.00	$10.80	$10.00	$10.80
Total return based on net asset value(4)(5)	(3.0)%	3.5%	2.5%	4.1%
Shares outstanding at end of period	1,693,121	1,885,078	1,693,121	1,885,078
Weighted average shares outstanding	1,737,056	1,932,833	1,784,610	1,965,593
Ratio/Supplemental Data
Average net asset value(6)	$17,656,080	$20,505,989	$18,329,561	$21,054,588
Net asset value at end of period	$16,927,297	$20,350,496	$16,927,297	$20,350,496
Net investment income	$384,091	$673,719	$1,320,585	$1,869,144
Ratio of net operating expenses to average net assets(7)	23.5%	22.0%	23.8%	24.5%
Ratio of net investment income to average net assets(7)	8.7%	13.1%	9.6%	11.8%
Portfolio turnover(8)	13.5%	0.1%	18.4%	5.1%
(1)Calculated on the average share method.
(2)The per share data for distributions is the actual amount of distributions declared per share during the period. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

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
Note 9. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued in the Offering during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	—	$—	—	$—	—	$—	57,618	$710,000
Commissions and dealer manager fees	—	—	—	—	—	—	—	(48,000)
Net proceeds to the Company	—	$—	—	$—	—	$—	57,618	$662,000
Repurchases of Shares
The following table summarizes the common stock repurchases by the Company for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Repurchase of common stock	46,460	$472,033	49,926	$542,189	142,478	$1,482,705	150,234	$1,642,606
All repurchased shares were retired upon acquisition.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the nine months ended September 30, 2024 and 2023. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Per Share Amount	Cash Distribution
Nine Months Ended September 30, 2024
January 27, 2024	January 29, 2024	February 5, 2024	$0.0846	$155,292
February 27, 2024	February 27, 2024	March 5, 2024	0.0846	155,292
March 27, 2024	March 27, 2024	April 5, 2024	0.0846	151,178
April 26, 2024	April 26, 2024	May 6, 2024	0.0846	151,178
May 29, 2024	May 29, 2024	June 5, 2024	0.0846	151,178
June 26, 2024	June 26, 2024	July 5, 2024	0.0846	147,168
July 27, 2024	July 29, 2024	August 5, 2024	0.0846	147,168
August 28, 2024	August 28, 2024	September 5, 2024	0.0846	147,168
September 26, 2024	September 26, 2024	October 7, 2024	0.0846	143,238
Total			$0.7614	$1,348,860

Nine Months Ended September 30, 2023
January 26, 2023	January 27, 2023	February 6, 2023	$0.0846	$167,313
February 23, 2023	February 24, 2023	March 6, 2023	0.0846	167,595
March 29, 2023	March 29, 2023	April 5, 2023	0.0846	166,868
April 25, 2023	April 26, 2023	May 5, 2023	0.0846	166,868
May 26, 2023	May 26, 2023	June 5, 2023	0.0846	166,868
June 28, 2023	June 28, 2023	July 5, 2023	0.0846	162,632
July 27, 2023	July 27, 2023	August 7, 2023	0.0846	163,701
August 28, 2023	August 29, 2023	September 5, 2023	0.0846	163,701
September 26, 2023	September 27, 2023	October 5, 2023	0.0846	159,478
Total			$0.7614	$1,485,024
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
Note 10. Subsequent Events Not Disclosed Elsewhere
On October 29, 2024, the Board declared a distribution of $0.0846 per common share, which represents a 9.0% annualized distribution yield based on the Company’s common stock offering price as of October 30, 2024, which was paid on November 5, 2024 to stockholders of record on October 29, 2024.
On November 5, 2024, the Board approved a tender offer, commencing on November 27, 2024, to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ending September 30, 2024.

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
Overview
Key performance metrics per common share are presented below:

	September 30, 2024	June 30, 2024
Net asset value	$10.00	$10.57

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Net investment income	$0.22	$0.26	$0.74	$0.95
Net increase (decrease) in net assets resulting from operations	(0.32)	0.32	0.29	0.41
Distributions declared	0.25	0.25	0.76	0.76
Our NAV per common share decreased to $10.00 at September 30, 2024 from $10.57 at June 30, 2024, due to a net loss on investments of $0.54 per common share and our distributions declared during the quarter of $0.25 per common share, which exceeded our quarterly net investment income of $0.22 per common share.
For the three months ended September 30, 2024, total investment income decreased $107,349 compared to the prior quarter, primarily due to a decrease in repayments of debt investments that result in the acceleration of Net Loan fees compared to the prior quarter. See “—Results of Operations” for additional information.
For the three months ended September 30, 2024, we recognized a net loss on investments of $932,049, primarily due to net unrealized depreciation of $909,460. The net unrealized depreciation was comprised of net unrealized depreciation of $965,633 on our loans and Structured Finance Securities, partially offset by net unrealized appreciation of $56,173 on our equity investments.
As of September 30, 2024, we had no loans on non-accrual status. See “—Portfolio Composition and Investment Activity” for additional information.
For the three months ended September 30, 2024, our weighted-average debt interest costs of 7.3% remained stable, compared to the prior quarter. As of September 30, 2024, 73% of our total outstanding debt was fixed rate and 100% contractually matures in 2026.
As of September 30, 2024, our asset coverage ratio of 182% exceeded the minimum asset coverage requirement under the 1940 Act of 150%, and we remained in compliance with all applicable covenants under our outstanding debt facilities. As of September 30, 2024, we had an unused commitment of $14,335,000 under our Banc of California Credit Facility, subject to the terms of the borrowing base. As of September 30, 2024, we had unfunded commitments of $965,371 to fund various undrawn revolvers and other portfolio investments. We continue to believe that we have sufficient levels of liquidity to support our commitments to existing portfolio companies and selectively deploy capital in new investment opportunities. See “—Liquidity and Capital Resources” for additional information.
On October 29, 2024, our Board declared a $0.0846 per common share distribution, which represents a 9.0% annualized distribution yield based on our common stock offering price as of October 30, 2024, which was paid on November 5, 2024 to stockholders of record on October 29, 2024.
On November 5, 2024, our Board approved a tender offer, commencing on November 27, 2024, to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ending September 30, 2024.
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
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments as of September 30, 2024:

	Fair Value as of September 30, 2024	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
First lien	$20,168,128	$19,969,919	$20,370,752
Second lien	10,568,860	10,365,218	10,771,705

Structured Finance Securities:
Subordinated notes and other CLO equity related investments	5,955,675	5,695,071	6,216,282
Mezzanine debt	1,004,096	983,391	1,024,800

Equity investments:
Preferred equity	35,583	35,583	35,583
Common equity and warrants	505,743	453,659	556,823
	$38,238,085	$37,502,841	$38,975,945
Portfolio Composition and Investment Activity
Portfolio Composition
The following table summarizes the composition of our investment portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt investments(1)	$21,371,716	$20,168,128	$23,812,835	$23,501,556
Second lien debt investments	11,314,437	10,568,860	12,881,769	11,486,832
Preferred equity investments	34,464	35,583	34,464	34,410
Common equity and warrant investments	340,671	505,743	340,671	356,733
Total Portfolio Company Investments	33,061,288	31,278,314	37,069,739	35,379,531
Structured Finance Securities	9,149,286	6,959,771	9,425,888	7,096,541
Total Investments	$42,210,574	$38,238,085	$46,495,627	$42,476,072
Total number of Portfolio Companies and Structured Finance Securities	36	36	37	37
(1) As of September 30, 2024 and December 31, 2023, first lien debt investments include unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $12,742,017 and $12,697,707, respectively, and $17,483,339 and $17,384,403, respectively.

As of September 30, 2024, 100% and 80% of our loan portfolio and total portfolio, respectively, consisted of first lien and second lien debt investments, based on fair value.
As of September 30, 2024, the three largest industries of our Portfolio Company Investments by fair value, were: (1) Health Care and Social Assistance of 20.1%; (2) Manufacturing of 19.1%; and (3) Administrative and Support and Waste Management and Remediation Services of 13.0%, totaling an aggregate of approximately 52.2% of the investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1. Financial Statements—Note 4.”
The following table presents our ten largest investments by portfolio company based on fair value as of September 30, 2024:

Issuer	Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value	% of Net Assets, at Fair Value
Apex Credit CLO 2020 Ltd.(1)	Structured Finance Security	$3,251,464	$2,644,616	6.9%	15.6%
Convergint Technologies Holdings, LLC	Debt	2,036,726	1,950,956	5.1	11.5
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets)	Debt	1,878,730	1,938,763	5.1	11.5
Honor HN Buyer, Inc.	Debt	1,796,553	1,815,547	4.7	10.7
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Debt	1,696,119	1,721,500	4.5	10.2
BayMark Health Services, Inc.	Debt	1,670,014	1,553,791	4.1	9.2
Nielsen Consumer Inc.	Debt	1,492,500	1,497,503	3.9	8.8
TruGreen Limited Partnership	Debt	1,525,823	1,444,500	3.8	8.5
One GI LLC	Debt	1,456,885	1,423,537	3.7	8.5
Asurion, LLC	Debt	1,410,119	1,412,408	3.7	8.3
Total		$18,214,933	$17,403,121	45.5%	102.8%
(1) As of September 30, 2024, approximately 12.4% and 28.0% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
A deterioration or improvement in the operating performance of these portfolio investments, or other factors underlying the valuation of these investments, could have a material impact on our NAV.
Structured Finance Securities
The following table summarizes the composition of our Structured Finance Securities as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes and other CLO equity related investments	$8,175,802	$5,955,675	$8,464,594	$6,129,390
Mezzanine debt	973,484	1,004,096	961,294	967,151
Total Structured Finance Securities	$9,149,286	$6,959,771	$9,425,888	$7,096,541
Number of Structured Finance Security Issuers	6	6	6	6
As of September 30, 2024, we had no non-performing Structured Finance Securities. Non-performing Structured Finance Securities are securities that have not been optionally redeemed and have an effective yield of 0.0%, as remaining residual distributions are anticipated to be recognized as a return of capital.

Portfolio Yields
The following table presents weighted-average yields metrics for our portfolio as of September 30, 2024 and June 30, 2024, respectively:

	For the Three Months Ended
	September 30, 2024	June 30, 2024
Weighted-average performing income yield(1):
Debt investments	13.3%	14.5%
Structured Finance Securities	14.0	13.6
Interest-bearing investments	13.5%	14.3%

Weighted-average realized yield(2):
Interest-bearing investments	13.5%	14.1%
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
For the three months ended September 30, 2024, the weighted average performing income yield on interest-bearing investments decreased to 13.5% from 14.3% during the prior quarter, primarily due to a decrease in repayments of debt investments that result in the acceleration of Net Loan fees compared to the prior quarter and the timing of the redeployment of proceeds from repayments related to certain debt investments during the current quarter.
Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels. As of September 30, 2024, 97% of our total loan portfolio, at fair value, consisted of variable rate investments, generally indexed to SOFR. See additional information under “Item 3. Quantitative and Qualitative Disclosures About Market Risk”.
Investment Activity
The following is a summary of our investment activity for the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024

Investments in debt and equity securities	$5,216,101	$7,387,414
Investments in Structured Finance Securities	—	—
Total investment purchases and originations	$5,216,101	$7,387,414

Proceeds from principal payments on portfolio investments	$5,314,719	$10,976,950
Proceeds from sale or redemption of portfolio investments	—	68,252
Proceeds from distributions received from portfolio investments	220,404	1,155,518
Total proceeds from principal payments, sales or redemptions, and distributions received from portfolio investments	$5,535,123	$12,200,720

We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2023. The following table shows the classification of our debt securities, excluding Structured Finance Securities, by credit risk rating as of September 30, 2024 and December 31, 2023:

	Debt Investments
	September 30, 2024			December 31, 2023
Risk Category	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value
1 (Low Risk)	$—	$—	—%	$—	$—	—%
2 (Below Average Risk)	—	—	—	—	—	—
3 (Average)	28,245,979	27,717,416	90.2	33,633,578	33,050,840	94.5
4 (Special Mention)	4,440,173	3,019,572	9.8	2,195,743	1,900,738	5.4
5 (Substandard)	—	—	—	—	—	—
6 (Doubtful)	—	—	—	865,283	36,810	0.1
7 (Loss)	—	—	—	—	—	—
	$32,686,152	$30,736,988	100.0%	$36,694,604	$34,988,388	100.0%
Non-Accrual Loans
Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as interest income or applied as a reduction to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, it is probable that the Company will collect all principal and interest from the investment. For the three and nine months ended September 30, 2024, no new loans were placed on non-accrual status.
As of September 30, 2024
As of September 30, 2024, we had no debt investments on non-accrual status.
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
Comparison of the three months ended September 30, 2024 and June 30, 2024 and nine months ended September 30, 2024 and 2023

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Interest income	$1,419,520	$1,521,725	$4,549,533	$5,721,854
Dividend income	1,090	1,056	3,196	5,396
Fee income	1,775	6,953	38,063	16,105
Total investment income	1,422,385	1,529,734	4,590,792	5,743,355
Total operating expenses	1,036,036	1,118,291	3,380,258	4,434,991
Net expense support (limitations)	2,258	(45,830)	(110,051)	(560,780)
Net investment income	384,091	457,273	1,320,585	1,869,144
Net gain (loss) on investments	(932,049)	114,243	(809,209)	(1,070,965)
Net increase (decrease) in net assets resulting from operations	$(547,958)	$571,516	$511,376	$798,179
Investment Income
For the three months ended September 30, 2024, interest income decreased $102,205 compared to the prior quarter, primarily due to a decrease in repayments of debt investments that result in the acceleration of Net Loan fees compared to the prior quarter and the timing of the redeployment of proceeds from repayments related to certain debt investments during the current quarter.
For the nine months ended September 30, 2024, interest income decreased $1,172,321 compared to the corresponding period in the prior year, primarily due to decreases in cash interest of $1,076,162 related to a smaller average investment portfolio at cost.

Gross Expenses.
Our gross expenses are limited under the Investment Advisory Agreement and Second Amended Expense Support Agreement. Operating expenses shown with respect to each governing expense limitation agreement for the three months ended September 30, 2024 and June 30, 2024 and nine months ended September 30, 2024 and 2023 are presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Expenses subject to limitation under the Investment Advisory Agreement:
Contractual Issuer Expenses (credits)	$(6,023)	$38,737	$91,840	$273,104
Amortization of deferred offering costs	3,765	7,093	18,211	12,622
Total expenses (credits) subject to limitation under the Investment Advisory Agreement	(2,258)	45,830	110,051	285,726

Expenses subject to limitation under the Second Amended Expense Support Agreement:
Interest expense	377,659	398,553	1,199,631	1,703,059
Base management fees	121,696	125,424	377,842	480,913
Incentive fees	96,023	114,318	330,146	395,860
Administrative fees	166,324	160,568	514,369	664,261
Professional fees	161,936	164,699	518,803	563,449
Excise taxes	9,723	—	9,723	—
Other expenses	104,933	108,124	316,307	341,118
Total expenses subject to limitation under the Second Amended Expense Support Agreement	1,038,294	1,071,686	3,266,821	4,148,660
HPCI-MB operating expenses	—	775	3,386	605
Total operating expenses	$1,036,036	$1,118,291	$3,380,258	$4,434,991
Expenses Limited under the Investment Advisory Agreement
OFS Advisor incurred, on our behalf, offering costs of $0 and $6,826 during the three months ended September 30, 2024 and June 30, 2024. For the nine months ended September 30, 2024 and 2023, offering costs incurred on our behalf were $6,826 and $29,572, respectively.
Contractual Issuer Expenses relate to the direct involvement of OFS Advisor’s employees and employees of its affiliates in the Offering process. OFS Advisor incurred, on our behalf, Contractual Issuer Expenses of $91,840 and $273,104 during the nine months ended September 30, 2024 and 2023, respectively. During the three months ended September 30, 2024, OFS Advisor received a credit of $6,023 relating to expenses previously billed by an affiliate involved in the Offering process. For the nine months ended September 30, 2024, Contractual Issuer Expenses decreased $181,264 compared to the corresponding period in the prior year, primarily due to reduced involvement of OFS Advisor’s employees and employees of their affiliates in the Offering process.
Expense limitations provided under the Investment Advisory Agreement associated with offering costs and expenses for the three months ended September 30, 2024 and June 30, 2024 and nine months ended September 30, 2024 and 2023 are presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Total expenses (credits) limited under the Investment Advisory Agreement	$(2,258)	$45,830	$110,051	$285,726
Reimbursed offering costs and Contractual Issuer Expenses	—	—	—	(10,650)
Net offering costs and Contractual Issuer Expenses limited (credits) under the Investment Advisory Agreement	$(2,258)	$45,830	$110,051	$275,076

We are conditionally obligated to pay OFS Advisor up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid by OFS Advisor and their affiliates have been recovered. As of September 30, 2024, reimbursable offering costs and Contractual Issuer Expenses were $890,245. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3” for additional information.
Expenses Limited under the Second Amended Expense Support Agreement
For the three months ended September 30, 2024 and June 30, 2024
For the three months ended September 30, 2024, total expenses subject to limitation under the Second Amended Expense Support Agreement decreased $33,392 compared to the prior quarter.
Interest expense for the three months ended September 30, 2024 decreased $20,894 compared to the prior quarter, primarily due to a reduction in our average outstanding debt balance.
Incentive fees for the three months ended September 30, 2024 decreased $18,295 compared to the prior quarter, primarily due to a decrease in net investment income.
For the nine months ended September 30, 2024 and 2023
For the nine months ended September 30, 2024, total expenses subject to limitation under the Second Amended Expense Support Agreement decreased $881,839 compared to the corresponding period in the prior year, primarily due to a decrease of $503,428 in interest expense related to the reduction in our average outstanding debt balances.
For the nine months ended September 30, 2024, expenses payable to OFS Advisor and affiliates (base management fees, incentive fees and administrative fees) decreased $318,677 compared to the corresponding period in the prior year attributed to a smaller investment portfolio.
Gross operating expenses (operating expenses excluding offering expenses and Contractual Issuer Expenses, and before limitations) are subject to limitation under the Second Amended Expense Support Agreement. OFS Advisor’s obligation to provide such expense support is a function of declared distributions on our common stock, and the amount of support provided is determined by reference to estimated unsupported investment company taxable income and the amount of declared distributions. The Second Amended Expense Support Agreement provides expense support such that distributions are not paid from Offering proceeds (i.e., not a return of capital). The determination of expense limitation under the Second Amended Expense Support Agreement for the three months ended September 30, 2024 and June 30, 2024 and nine months September 30, 2024 and 2023 are presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Total investment income - RIC	$1,422,385	$1,529,734	$4,590,792	$5,739,833
Expenses limited under the Second Amended Expense Support Agreement(1):
Interest expense, base management fees and incentive fees	595,378	638,295	1,907,619	2,579,832
Other operating expenses(2)	442,916	433,391	1,359,202	1,568,828
Total expenses limited under the Second Amended Expense Support Agreement	1,038,294	1,071,686	3,266,821	4,148,660
Net investment income prior to limitation - RIC	384,091	458,048	1,323,971	1,591,173
Differences in recognition of ICTI and GAAP net investment income(3)	53,483	(8,524)	24,889	(391,853)
ICTI prior to expense limitation(4)	437,574	449,524	1,348,860	1,199,320
Declared distributions	437,574	449,524	1,348,860	1,485,024
Expense limitation under Second Amended Expense Support Agreement	$—	$—	$—	$285,704
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
Net realized and unrealized gain (loss) on investments
Net gain (loss) on investments for the three months ended September 30, 2024 and June 30, 2024
For the three months ended September 30, 2024, net loss on investments of $932,049 was primarily due to net unrealized depreciation of $909,460. The net unrealized deprecation on our investment portfolio of $909,460 was comprised of net unrealized depreciation of $965,633 on our loans and Structured Finance Securities, partially offset by net unrealized appreciation of $56,173 on our equity investments.
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
Net loss on investments for the nine months ended September 30, 2024 and 2023
For the nine months ended September 30, 2024, net loss on investments of $809,209 was primarily due to net unrealized depreciation of $1,136,551 on our current loan portfolio, partially offset by net unrealized appreciation of $150,183 on our equity investments.
During the nine months ended September 30, 2023, net loss on investments of $1,070,965 was primarily due to net unrealized depreciation of $925,701 on our Structured Finance Securities and net losses of 92,912 on our loans and equity investments. During the nine months ended September 30, 2023, our Structured Finance Securities managed by a single advisor experienced unrealized depreciation of $623,483.
Liquidity and Capital Resources
As of September 30, 2024, we held cash of $2,470,786 and had an unused commitment of $14,335,000 under our Banc of California Credit Facility, subject to the terms of the borrowing base. As of September 30, 2024, we had a payable for investments purchased of $2,025,369 and unfunded commitments of $965,371 to fund various undrawn revolvers and other portfolio investments. We continue to believe that we have sufficient levels of liquidity to support our commitments to existing portfolio companies and selectively deploy capital in new investment opportunities.

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

	Nine Months Ended September 30,
	2024	2023
Cash from net investment income(1)	$588,554	$1,225,984
Net repayments of portfolio investments(1)	5,971,949	5,688,487
Net cash provided by operating activities	6,560,503	6,914,471
Net proceeds from issuances of common stock	—	868,080
Distributions paid to common stockholders	(1,360,914)	(1,491,354)
Net repayments under revolving line of credit	(2,000,000)	(4,725,000)
Repurchases of common stock	(1,536,634)	(1,675,359)
Net cash used in financing activities	(4,897,548)	(7,023,633)
Net change in cash and cash equivalents	$1,662,955	$(109,162)
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
Our operating activities provided $6,560,503 and $6,914,471 in cash for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the principal source of operating liquidity was the repayment of portfolio investments. Net cash provided by operating activities benefited from the positive cash flow impact of expense limitations under the Investment Advisory Agreement and Second Amended Expense Support Agreement of $110,051 and $560,780 for the nine months ended September 30, 2024 and 2023, respectively, which reduced the net amount paid to OFS Advisor. Expense support and limitation under both the Investment Advisory Agreement and the Second Amended Expense Support Agreement are cancelable at any time. However, the Second Amended Expense Support Agreement is subordinated to the Banc of California Credit Facility, and prior to cancelling the Second Amended Expense Support Agreement, OFS Advisor must provide Banc of California with 30 days advance written notice of such termination.
Net purchases and origination of portfolio investments relates to the investment activity of our portfolio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Composition and Investment Activity.”
We received proceeds of $-0- and $868,080 from the sale of our common stock during the nine months ended September 30, 2024 and 2023, respectively. Offering proceeds are net of aggregate commissions and dealer manager fees of $-0- and $65,920 for the nine months ended September 30, 2024 and 2023, respectively.
During the nine months ended September 30, 2024 and 2023, we paid $1,536,634 and $1,675,359, respectively, in connection with our tender offers to repurchase shares of our common stock. Subsequent to September 30, 2024, we paid $472,033 in connection with our third quarter 2024 tender offer to repurchase shares of our common stock.
During the nine months ended September 30, 2024, we paid $1,360,914 in dividends to common stockholders and, subsequent to September 30, 2024 and through November 5, 2024, we paid $286,476 in dividends to our common stockholders.
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
The Banc of California Credit Facility bears interest at a variable Prime Rate plus a 0.25% margin, with a 5.00% floor, and includes an annual commitment fee equal to 0.50% of the maximum principal amount of the facility. As of September 30, 2024, the stated interest rate on the Banc of California Credit Facility was 8.25%. As of September 30, 2024, the Banc of California Credit Facility bore an effective interest rate of 10.05%, inclusive of interest on the outstanding balance, deferred financing cost amortization and commitment fees.
Our Banc of California Credit Facility is a $20,000,000 revolving line of credit, of which $5,665,000 was drawn as of September 30, 2024. As of September 30, 2024, we were in compliance in all material respects with the applicable covenants under the Banc of California Credit Facility.
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
The Note Purchase Agreement contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a business development company within the meaning of the 1940 Act and a minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, certain judgments and orders, and certain events of bankruptcy. As of September 30, 2024, we were in compliance in all material respects with the applicable covenants under the Note Purchase Agreement.
As of September 30, 2024, the Unsecured Note had the following terms and balances:

	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate	Effective Interest Rate(1)	Maturity
Unsecured Note	$15,000,000	$157,488	5.50%	5.98%	11/27/2026
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
As of September 30, 2024, the aggregate amount of senior securities outstanding was $20,665,000, for which our asset coverage was 182%. The asset coverage ratio for a class of senior securities representing indebtedness is calculated by aggregating our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
In addition, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have made, and may continue to make, opportunistic investments in Structured Finance Securities and other non-qualifying assets, consistent with our investment strategy. As of September 30, 2024, approximately 81% of our investments were qualifying assets.
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
As of September 30, 2024, we had $2,470,786 of cash and an unused commitment of $14,335,000 under our Banc of California Credit Facility, subject to the terms of the borrowing base, to meet our short-term contractual obligations, such as a payable for investments purchased of $2,025,369 and $965,371 in outstanding commitments to fund investments under various undrawn revolvers and other portfolio company credit facilities. As of September 30, 2024, our Banc of California Credit Facility that matures in February 2026 and had $5,665,000 outstanding, and our Unsecured Note that matures in November 2026 and had $15,000,000 outstanding, could be repaid by selling portfolio investments that have a fair value of $38,238,085. We cannot, however, be certain that this source of funds will be available and upon terms acceptable to us in sufficient amounts in the future. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value and incur significant realized losses on our invested capital.
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
Off-Balance Sheet Arrangements
Amounts Conditionally Reimbursable to OFS Advisor. OFS Advisor and affiliates have incurred offering costs and Contractual Issuer Expenses, of which $890,245 and $829,397 were unreimbursed as of September 30, 2024 and December 31, 2023, respectively. We remain conditionally liable to OFS Advisor for organization and offering costs incurred on our behalf. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3.”
OFS Advisor and affiliates have provided aggregate unreimbursed and unexpired operating expense support of $144,315 and $1,315,422 as of September 30, 2024 and December 31, 2023, respectively. We remain conditionally liable to OFS Advisor for operating expense support provided to us. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3.”

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
Recent Developments
On October 29, 2024, our Board declared a $0.0846 per common share distribution, which represents a 9.0% annualized distribution yield based on our common stock offering price as of October 30, 2024, which was paid on November 5, 2024 to stockholders of record on October 29, 2024.
On November 5, 2024, our Board approved a tender offer, commencing on November 27, 2024, to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ending September 30, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, the escalated armed conflict in the Middle

East, interest rate changes and elevated inflation rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, uncertainties related to the 2024 U.S. presidential election, instability in the U.S. and international banking systems and the risk of recession or a shutdown of U.S. government services has introduced significant volatility in the financial markets, and the effects of this volatility has impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on March 18, 2024.
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of most portfolio investments without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the nine months ended September 30, 2024 for more information relating to our investment valuation.
Interest Rate Risk
As of September 30, 2024, 97% of our loan portfolio, at fair value, bore interest at floating interest rates and contained interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. The 50 basis point reduction in the U.S. Federal Reserve target federal funds rate effected in September 2024 influences SOFR-based rates, to which our variable rate debt investments are generally indexed. This rate decrease will likely result in our variable rate debt investments generating less interest income, all-else equal. Changes in interest rates, including potential additional interest rate reductions approved by the U.S. Federal Reserve, may impact our investment income, cost of funding and the valuation of our investments. Additional reductions in interest rates would reduce our interest income, which could in turn decrease our net investment income if such decreases in base interest rates are not offset by other factors, such as increases in the spread over such base interest rates or decreases in our operating expenses.
Our outstanding Unsecured Note bears interest at a fixed rate, which may result in net interest margin compression in a period of falling rates. Our Banc of California Credit Facility has a floating interest rate provision based on the Prime Rate, which resulted in a stated interest rate of 8.25% as of September 30, 2024.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates as of September 30, 2024. As of September 30, 2024, 1-month and 3-month SOFR were 4.85% and 4.59%, respectively. Assuming that the interim, unaudited Statement of Assets and Liabilities as of September 30, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase	Interest income		Interest expense	Net change
25	$(31,428)	(1)	$(14,359)	$(45,787)
50	47,048		(28,718)	18,330
75	125,524		(43,078)	82,446
100	204,000		(57,437)	146,563
125	282,475		(71,796)	210,679

Basis point decrease	Interest income	Interest expense	Net change
25	$(188,379)	$14,359	$(174,020)
50	(266,855)	28,718	(238,136)
75	(345,331)	43,078	(302,253)
100	(423,806)	57,437	(366,369)
125	(502,282)	71,796	(430,486)

(1) A portion of the loan portfolio has yet to reset to comparatively lower current SOFR rates and a 25 basis point increase from current rates would still yield an interest rate lower than the current interest rate on these securities as of September 30, 2024.
Although we believe that the foregoing analysis is indicative of our net interest margin sensitivity to interest rate changes as of September 30, 2024, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facilities, that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the table above.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities, Use of Proceeds
During the three months ended September 30, 2024, we did not sell any shares of our common stock.
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
The following table summarizes the common stock repurchases by us for the three months ended September 30, 2024:

Three Months Ended September 30, 2024	Number of Shares	Amount
July 1, 2024 through July 31, 2024	—	$—
August 1, 2024 through August 31, 2024	—	—
September 1, 2024 through September 30, 2024	46,460	472,033

Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
(a)    Not applicable.
(b)    Not applicable.
(c)    During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 8, 2024	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Jeffrey A. Cerny
	Name:	Jeffrey A. Cerny
	Title:	Chief Financial Officer