Form 10-K
period 2024-12-31
Hancock Park Corporate Income, Inc.
filed 2025-03-14
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒
There is no established market for the registrant’s common stock. On March 10, 2025 there were 1,664,123 shares outstanding of the registrant’s common stock, $0.001 par value.

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

Defined Terms
We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to Hancock Park Corporate Income, Inc. in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration agreement between the Company and OFS Services, dated July 15, 2016
Advisers Act	Investment Advisers Act of 1940, as amended
Affiliated Account	An account, other than the Company, managed by OFS Advisor or an affiliate of OFS Advisor
Affiliated Fund	Certain other funds, including other BDCs and registered investment companies managed by OFS Advisor or by registered investment advisers controlling, controlled by, or under common control with, OFS Advisor
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the FASB
ASC Topic 820	ASC Topic 820, Fair Value Measurement
ASC Topic 946	ASC Topic 946, Financial Services-Investment Companies
Banc of California Credit Facility	A senior secured revolving credit facility, as amended, with Banc of California (formerly known as Pacific Western Bank), as lender, that provides for borrowings to the Company in an aggregate principal amount up to $15,000,000
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Banc of California, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company’s board of directors
CCO	CCO Capital, LLC, a Delaware limited liability company and the Company's dealer manager and an affiliate of OFS Advisor
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Company	Hancock Park Corporate Income, Inc. and its consolidated subsidiaries
Contractual Issuer Expenses	Salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in offering and other contractually-defined activities
Dealer Manager Agreement	Broker-dealer management agreement dated August 3, 2020 by and among the Company, OFS Advisor, International Assets Advisory, LLC and CCO
EBITDA	Earnings before interest, taxes, depreciation, and amortization
ESA Termination Agreement	An agreement between OFS Advisor and the Company to terminate the Second Amended Expense Support Agreement, dated November 26, 2024
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI-MB	HPCI-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code and generally holds the equity investments of the Company that are taxed as pass-through entities
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor, dated July 15, 2016
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
NAV	Net asst value. NAV is calculated as consolidated total assets less consolidated total liabilities, and can be expressed in the aggregate or on a per share basis.
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan

Term	Explanation or Definition
NII	Total investment income less total expenses
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company, for which OFS Advisor serves as investment adviser
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock
OFS	The collective activities and operations of OFSAM Holdings, its direct and indirect subsidiaries, and certain affiliates
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Advisers Act, focusing primarily on investments in middle-market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments
OFSC	Orchard First Source Capital, Inc., a wholly owned subsidiary of OFSAM
OFS Capital	OFS Capital Corporation, a Delaware corporation and publicly-traded BDC, for which OFS Advisor serves as investment adviser
OFS Services	OFS Capital Services, LLC, a wholly-owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a subsidiary of OFSAM Holdings, and a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSAM Holdings	Orchard First Source Asset Management Holdings, LLC, a holding company consisting of asset management businesses, including OFS Advisor, a registered investment adviser focusing primarily on investments in middle-market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments and OFS CLO Management, LLC, OFS CLO Management II, LLC and OFS CLO Management III, LLC, each a registered investment adviser focusing primarily on investments in broadly syndicated loans
OID	Original issue discount
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Prime Rate	United States Prime interest rate
RIC	Regulated investment company under the Code
Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002
SEC	United States Securities and Exchange Commission
Second Amended Expense Support Agreement	Second Amended and Restated Expense Support and Conditional Reimbursement Agreement dated February 2, 2022, between the Company and OFS Advisor, agreed to and accepted by CIM Capital IC Management, LLC, and terminated effective January 1, 2025
Second Amended Dealer Manager Agreement	Second Amended and Restated Dealer Manager Agreement dated February 2, 2022, between the Company, OFS Advisor and CCO
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Staffing Agreement	Staffing and Corporate Services Agreement between OFS Advisor and OFSC dated November 7, 2012
Structured Finance Securities	CLO mezzanine debt, CLO subordinated notes and CLO loan accumulation facility securities
Unsecured Note	An agreement, as amended, with the HCM Master Fund Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands in which the Company sold, in a private placement, an unsecured note in an aggregate principal amount of $15,000,000

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
Our investment strategy focuses primarily on investments in middle-market companies in the United States, including investments in senior secured loans, which are comprised of first lien, second lien and unitranche loans, as well as investments in subordinated loans and, to a lesser extent, common stock, preferred stock and other equity securities. Our investments may be directly originated or may be purchased on a secondary basis in the U.S. leveraged loan market for Broadly Syndicated Loans (as defined below). As a BDC, we must not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under applicable regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt of middle-market companies located outside of the United States, and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have made, and may continue to make, opportunistic investments in Structured Finance Securities and other non-qualifying assets consistent with our investment strategy. As of December 31, 2024 and 2023, approximately 80% and 82% of our investments were qualifying assets, respectively.
Under normal market conditions, we will invest at least 80% of our total assets in “corporate income-related investments.” “Corporate income-related investments” are defined as loans, bonds and securities, such as subordinated debt and stock, where the counterparty is a corporate entity and the investment is expected to provide us with income over time. We intend for “corporate income-related investments” to consist of investments in: (i) floating and fixed rate senior secured loans, which are comprised of first lien, second lien and unitranche loans of United States middle-market companies; (ii) broadly syndicated senior secured corporate loans; (iii) unsecured loans; (iv) collateralized loan obligation debt, subordinated debt, income notes and loan accumulation facility positions; (v) opportunistic credit investments, including stressed and distressed credit situations and long/short credit investments; and (vi) warrants and other equity securities of United States middle-market companies. As of December 31, 2024 and 2023, 97% and 97% of our total assets were invested in corporate income-related investments.
We intend to raise up to $200,000,000 through the Offering in reliance on exemptions from the registration requirements of the Securities Act. From time to time, we have been party to agreements in which placement activities were conducted to solicit subscriptions to purchase shares of our common stock. On February 2, 2022, we entered into the Second Amended Dealer Manager Agreement, under which CCO provides certain sales, promotional and marketing services to us in connection with the Offering, and we pay CCO an aggregate dealer manager fee of an amount up to 3.0% of the gross proceeds from sales of our common stock in the Offering. CCO may, in its discretion, reallow a portion of the dealer manager fee to participating broker-dealers in support of the Offering.
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
We have also entered into an Administration Agreement with OFS Services. Under our Administration Agreement, we have agreed to reimburse OFS Services for our allocable portion (subject to the review and approval of our Board) of overhead and other expenses incurred by OFS Services in performing its obligations under the Administration Agreement. See “Management and Other Agreements—Administration Agreement.”
A BDC is generally not permitted to incur indebtedness unless, immediately after such borrowing, it has an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, Section 61(a)(2) of the 1940 Act permits BDCs to be subject to a minimum asset coverage ratio of 150%, if specific conditions are satisfied, when issuing senior securities (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets).
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
About OFS and Our Advisor
OFS is a full-service provider of capital and leveraged finance solutions to U.S. companies. As of December 31, 2024, OFS had 53 full-time employees. OFS is headquartered in Chicago, Illinois and also has offices in New York, New York and Los Angeles, California.
Our investment activities are managed by OFS Advisor, an investment adviser that is registered with the SEC under the Advisers Act and a wholly owned subsidiary of OFSAM. OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. As our investment adviser, OFS Advisor allocates investment opportunities among us and any other clients in accordance with its allocation policy. See “Regulation—Exemptive Relief.”
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
OFS Advisor capitalizes on the deal origination and sourcing, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of OFS’s professionals. The senior management team of OFS, including Bilal Rashid and Jeffrey A. Cerny, provides services to OFS Advisor. These managers have developed a broad network of contacts within the investment community, and possess an average of over 30 years of experience investing in debt and equity securities of middle-market companies. In addition, these managers have extensive experience investing in assets that constitute our primary focus and have expertise in investing across all levels of the capital structure of middle-market companies. For further details, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”
Competitive Strengths and Core Competencies
Deep Management Team Experienced in All Phases of Investment Cycle and Across All Levels of the Capital Structure. We are managed by OFS Advisor, which has access to the resources and expertise of OFS’s investment professionals through the Staffing Agreement with OFSC. As of December 31, 2024, OFS’s credit and investment professionals (including all investment committee members) employed by OFSC had an average of over 15 years of investment experience with strong institutional backgrounds.
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

We do not have any direct employees, and our day-to-day investment operations are managed by OFS Advisor. Currently, we have a chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, corporate secretary and, to the extent necessary, our Board may elect to appoint additional officers going forward. Our officers are employees of OFSC, an affiliate of OFS Advisor, and a portion of the compensation paid to our officers is paid by us pursuant to the Administration Agreement.
Market Opportunity
Our investment strategy is focused primarily on investments in middle-market companies in the United States. We find the middle-market attractive for the following reasons:
Large Target Market. According to the National Center for the Middle Market, as of the fourth quarter of 2024, there were approximately 200,000 companies in the United States with annual revenues between $10.0 million and $1.0 billion. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow.
Specialized Lending Requirements with High Barriers to Entry. We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle-market companies. For example, based on the experience of our management team, lending to private middle-market companies in the United States: (a) is generally more labor-intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies; (b) requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle-market; and (c) may also require more extensive ongoing monitoring by the lender. As a result, middle-market companies historically have been served by a limited segment of the lending community. Due to the unique challenges facing lenders to middle-market companies, we believe that there are high barriers to entry that a new lender must overcome.
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
The Middle-Market Investment Committee, comprised of Richard Ressler (Chairman), Jeffrey A. Cerny (through March 31, 2025), Kyde Sharp and Bilal Rashid is responsible for the evaluation and approval of all debt and equity investments made by us.
The Broadly Syndicated Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid, Cerny (through March 31, 2025), and Kenneth A. Brown, assists with the review and evaluation of potential investments in Broadly Syndicated Loans made by us.
The Structured Credit Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid, Cerny (through March 31, 2025), Brown, and Glen Ostrander, assists with the review and evaluation of potential investments in Structured Finance Security investments made by us.
The Pre-Allocation Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid, Cerny (through March 31, 2025), Ostrander, Tod K. Reichert and Manish Rajguru, is responsible for determining whether a prospective investment is appropriate for allocation to one or more clients managed by registered investment advisor subsidiaries of OFSAM, including OFS Advisor, and the allocation of such investment among groups of advisory clients.
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
On January 28, 2025, Jeffrey A. Cerny notified our Board of his intention to retire. Mr. Cerny’s resignation as Chief Financial Officer and Treasurer is effective on March 31, 2025. As of March 31, 2025, Mr. Cerny will no longer be a member of the Middle-Market Investment Committee, Broadly Syndicated Investment Committee, Structure Credit Investment Committee, or Pre-Allocation Investment Committee. For further details, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”
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
Structure of Investments
We anticipate that our loan portfolio will contain investments of the following types with the following typical characteristics:
Senior Secured First Lien Loans. First lien senior secured loans comprise, and are expected to continue to comprise, a significant portion of our investment portfolio. We obtain security interests in the assets of these portfolio companies as collateral in support of the repayment of these loans (in certain cases, subject to a payment waterfall). The collateral takes the form of first-priority liens on specified assets of the portfolio company borrower and, typically, first-priority pledges of the ownership interests in the borrower. Our first lien loans may provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity.
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
Broadly Syndicated Loans. Broadly Syndicated Loans (whose features are similar to those described under “Senior Secured First Lien Loans” and “Senior Secured Second Lien Loans” above), also commonly referred to as leveraged loans, are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDA and enterprise values larger than the middle-market characteristics described above. The proceeds of Broadly Syndicated Loans are often used for leveraged buyout transactions, mergers and acquisitions, recapitalizations, refinancings and financing capital expenditures. Broadly Syndicated Loans are typically distributed by the arranging bank to a diverse group of investors primarily consisting of: CLOs; senior secured loan and high yield bond mutual funds; closed-end funds, hedge funds, banks and insurance companies; and finance companies. A borrower must comply with various covenants contained in a loan agreement or note purchase agreement between the borrower and the holders of the Broadly Syndicated Loan (the “Loan Agreement”). In a typical Broadly Syndicated Loan, an administrative agent (the “Agent”) administers the terms of the Loan Agreement. In such cases, the Agent is normally responsible for the collection of principal and interest payments from the borrower and the apportionment of these payments to the credit of all institutions that are parties to the Loan Agreement. We will generally rely upon the Agent or an intermediate participant to receive and forward to us our portion of the principal and interest payments on the Broadly Syndicated Loan. Additionally, we normally will rely on the Agent and the other loan investors to use appropriate credit remedies against the borrower. The Agent is typically responsible for monitoring compliance with covenants contained in the Loan Agreement based upon reports prepared by the borrower. The Agent may monitor the value of the collateral and, if the value of the collateral declines, may accelerate the Broadly Syndicated Loan, may give the borrower an opportunity to provide additional collateral or may seek other protection for the benefit of the participants in the Broadly Syndicated Loan. The Agent and other loan investors may also pursue a “priming transaction”, where the Loan Agreement can be amended to the detriment of other lenders, in order to move collateral, or in order to facilitate capital outflow to other parties/subsidiaries in a capital structure, any of which may result in the loss of all or a significant part of such investment. The Agent is compensated by the borrower for providing these services under a Loan Agreement, and such compensation may include special fees paid upon structuring and funding the Broadly Syndicated Loan and other fees paid on a continuing basis. The Broadly Syndicated Loans in which we invest may include loans that are considered “covenant-lite” loans, because of their lack of a full set of financial maintenance covenants.
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
Structured Finance Securities. Structured Finance Securities include the mezzanine and subordinated note securities of a CLO, as well as loan accumulation facilities (colloquially referred to as “CLO warehouses”). Subordinated notes (colloquially referred to as “CLO equity securities”) and mezzanine debt (colloquially referred to as “CLO debt securities”), represent beneficial interests in portfolios consisting primarily of below-investment-grade senior secured loans with a large number of distinct underlying U.S. borrowers across various industry sectors. The subordinated note tranches of CLOs are unrated, represent the first loss position in a CLO structure, and are typically leveraged 9 to 13 times which translates to approximately 8% to 11% of a CLO’s capital structure. The high leverage can magnify our gains and losses on such investments. CLO subordinated note securities are entitled to recurring distributions which are generally equal to the residual cash flow of payments received from underlying securities after contractual payments to more senior CLO mezzanine debt holders and fund expenses. Economically, a CLO subordinated note security is equity-like in that it represents the residual interest in the CLO assets that bears the ultimate risk of loss and receives the benefits of success, but lacks features enabling its holders to direct the operations of the entity typically associated with equity instruments. Mezzanine debt represents the tranches immediately senior to the subordinated note, is usually rated BB to B, and represents approximately 4% to 7% of a CLO’s capital structure. Mezzanine debt tranches represent the second loss position, and can effectively become the residual interest if assets are insufficient to retire the mezzanine tranche at par.
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
MANAGEMENT AND OTHER AGREEMENTS
Investment Advisory Agreement
OFS Advisor is registered with the SEC as an investment adviser under the Advisers Act and is a wholly owned subsidiary of OFSAM. Pursuant to the Investment Advisory Agreement with and subject to the overall supervision of our Board and in accordance with the 1940 Act, OFS Advisor provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, OFS Advisor:
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
The base management fee is payable quarterly in arrears and was $496,994, $619,862 and $619,633 for the years ended December 31, 2024, 2023, and 2022, respectively.
The incentive fee has two parts. The first part of the incentive fee (the “Income Incentive Fee”) is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. “Pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination and sourcing, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as OID, debt instruments with PIK interest, equity investments with accruing or PIK dividend, and zero coupon securities), accrued income that we have not yet received in cash.
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
Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 1.75% per quarter (7.0% annualized). If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for OFS Advisor to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. There is no accumulation of amounts on the hurdle rate from quarter to quarter and, accordingly, there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate, and there is no delay of payment if prior quarters are below the quarterly hurdle rate. Pre-incentive fee net investment income fees are prorated for any partial quarter based on the number of days in such quarter. Income Incentive Fees are adjusted for any share issuances or repurchases during the calendar quarter.

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
Incentive fee expense, which only included Income Incentive Fees, was $427,806, $552,332 and $125,018 for the years ended December 31, 2024, 2023 and 2022, respectively.

Examples of Incentive Fee Calculation
Example 1—Income Related Portion of Incentive Fee:
Assumptions
•Hurdle rate(1) = 1.75%
•Base management fee(2) = 0.3125%
•Other estimated expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%
(1)Represents a quarter of the 7.0% annualized hurdle rate.
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
During the years ended December 31, 2024, 2023 and 2022, OFS Advisor paid costs of $103,240, $395,985 and $375,824, respectively, related to the Offering. Offering costs consist of costs incurred by OFS Advisor and its affiliates on our behalf for legal, accounting, printing and other offering expenses, including costs associated with technology integration between our systems and those of participating broker-dealers, permissible due diligence reimbursements, marketing expenses, employments costs and direct expenses of OFS Advisor or its affiliate’s employees, employees of their affiliates and others while engaged in marketing our common stock, which include the development of marketing materials and marketing presentations and training and educational meetings and generally coordinating the marketing process for us.
For so long as the Investment Advisory Agreement is in effect, we will reimburse OFS Advisor for the organization and offering expenses incurred by OFS Advisor on our behalf in an amount up to 1.5% of the gross proceeds raised by us in the Offering. Our obligation to reimburse OFS Advisor for the organization and offering costs incurred by OFS Advisor on our behalf will terminate three years from the date on which each such expense was incurred. During the years ended December 31, 2024, 2023 and 2022, we reimbursed OFS Advisor $0, $10,650 and $33,000, respectively, for previously incurred organization and offering costs.
All investment professionals of OFS Advisor and/or its affiliates, when and to the extent engaged in providing us with investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to these services, are provided and paid for by OFS Advisor and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions including the allocable portion of compensation and overhead of personnel of OFS Services. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
Duration and Termination
Unless terminated earlier as described below, the Investment Advisory Agreement will remain in effect from year to year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by OFS Advisor and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days’ written notice. See “—Board Approval of the Investment Advisory and Administrative Agreement” and “Item 1A. Risk Factors—Risks Related to our Business and Structure—We are dependent upon the OFSC senior professionals for our future success and upon their access to the investment professionals and partners of OFSAM and its affiliates.”
Expense Support Agreement
OFS Advisor and affiliates have provided us expense support under various expense support agreements pursuant to which OFS Advisor and affiliates paid us a portion of our operating expenses (an “Expense Support Payment”) for each quarter in which we declared a distribution to our stockholders. The expense support agreements were designed to ensure no portion of our distribution to stockholders were paid from Offering proceeds, and provided for expense reduction payments to us in any quarterly period our cumulative distributions to stockholders exceeded our cumulative distributable ordinary income and net realized gains. During the years ended December 31, 2024, 2023 and 2022, pursuant to the Second Amended Expense Support Agreement, OFS Advisor was responsible for making Expense Support Payments. During the years ended December 31, 2024, 2023 and 2022, OFS Advisor provided Expense Support Payments of $0, $0 and $144,314, respectively.
On November 26, 2024, we entered into the ESA Termination Agreement with OFS Advisor to terminate the Second Amended Expense Support Agreement. Pursuant to the ESA Termination Agreement, we and OFS Advisor agreed, to: (i) terminate the expense support provided by OFS Advisor effective January 1, 2025; and (ii) waive payment by us to OFS Advisor for any accrued and unpaid reimbursement payments (other than any reimbursement payments with respect to the quarter ended December 31, 2024, for which there were none).
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
We incurred administration fee expenses of $672,185, $818,502 and $939,870 for the years ended December 31, 2024, 2023 and 2022, respectively.
Indemnification
The Investment Advisory Agreement and the Administration Agreement both provide that OFS Advisor, OFS Services and their affiliates’ respective directors, officers, employees, members, managers, partners and stockholders are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement or the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Investment Advisory Agreement or the Administration Agreement.
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
Board Approval of the Investment Advisory and Administrative Agreements
Our Board, including our independent directors, approved the continuation of the Investment Advisory Agreement at a meeting held on April 3, 2024. In reaching a decision to approve the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
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
The Administration Agreement was originally approved by our Board on March 31, 2016, became effective on July 15, 2016, and its continuation was most recently approved by the Board on April 3, 2024.
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
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received our existing Order, which superseded a previous order that we received on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. We are generally permitted to co-invest with Affiliated Funds if, under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that: (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned; (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies; (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing; and (4) the proposed investment by us would not benefit OFS Advisor, the other Affiliated Funds that are participating in the investment, or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
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
Senior Securities
A BDC generally is not permitted to incur indebtedness unless, immediately after such borrowing, it has an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, Section 61(a)(2) of the 1940 Act provides that a BDC may reduce its asset coverage ratio, provided that certain conditions are met.
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
On August 4, 2020, we received our existing Order, which superseded a previous order that we received on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. We are generally permitted to co-invest with Affiliated Funds if under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that: (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned; (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies; (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing; and (4) the proposed investment by us would not benefit OFS Advisor, the other Affiliated Funds that are participating in the investment, or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition, we may file an application for an amendment to our existing Order to co-invest in our existing portfolio companies with certain affiliates that are private funds even if such other funds had not previously invested in such existing portfolio companies, subject to certain conditions. However, if filed, there is no guarantee that such application will be granted. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.”
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
Our internet address is www.hancockparkincome.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains a website at http://www.sec.gov that contains such information. We make our website content available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K.
Code of Ethics
We and OFS Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available, free of charge, on our website at www.hancockparkincome.com and on the SEC’s website at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.
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
Emerging Growth Company
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We expect to remain an emerging growth company for up to five years following the completion of our initial public offering or until the earliest of: (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion; (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months; or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.
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
We are also subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of: (1) 98% of our net ordinary income for each calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year (or, if we so elect, for that calendar year); and (3) any income and gains recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We may choose to retain a portion of our ordinary income and/or capital gain net income in any year and pay the 4% U.S. federal excise tax on the retained amounts. For the years ended December 31, 2024, 2023 and 2022, we recognized U.S. federal excise taxes of $9,723, $0 and $11,693, respectively.
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
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (1) treat dividends that would otherwise qualify for the dividends received deduction or constitute qualified dividend income as ineligible for such treatment; (2) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (3) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income; (4) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (5) cause us to recognize income or gain without receipt of a corresponding distribution of cash; (6) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur; (7) adversely alter the characterization of certain complex financial transactions; and (8) produce income that will not be considered “qualifying income” for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections to mitigate the potential adverse effect of these provisions, but there can be no assurance that any adverse effects of these provisions will be mitigated.
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
Although the Code generally provides that the income inclusions from a QEF will be “good income” for purposes of the 90% Income Test to the extent that the QEF distributes such income to us in the same taxable year to which the income is included in our income, the Code does not specifically provide whether these income inclusions would be “good income” for this 90% Income Test if we do not receive distributions from the QEF during such taxable year. The IRS has issued a series of private rulings in which it has concluded that all income inclusions from a QEF included in a RIC’s gross income would constitute “good income” for purposes of the 90% Income Test. Such rulings are not binding on the IRS except with respect to the taxpayers to whom such rulings were issued. Accordingly, under current law, we believe that the income inclusions from a QEF would be “good income” for purposes of the 90% Income Test. However, no guarantee can be made that the IRS would not assert that such income would not be “good income” for purposes of the 90% Income Test to the extent that we do not receive timely distributions of such income from the QEF. If such income were not considered “good income” for purposes of the 90% Income Test, we may fail to qualify as a RIC.
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

Some of the income and fees that we recognize may result in income that will not be considered “qualifying income” for the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may recognize such income and fees directly or indirectly through one or more entities taxed as corporations for U.S. federal income tax purposes. Such corporations are required to pay U.S. corporate income tax on their earnings, which ultimately reduces our return on such income and fees. We have invested in equity investments through HPCI-MB, our subsidiary taxed as a C-Corporation, to prevent related non-qualifying income from adversely affecting our RIC status. As of December 31, 2024 and 2023, equity investments held in HPCI-MB had an aggregate fair value of $452,221 and $232,002, respectively. During the years ended December 31, 2024, 2023 and 2022, HPCI-MB recognized $7,089, $13,001 and $5,497, respectively, of federal and state income taxes on its earnings and profits.
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
Co-Investment with Affiliates
On August 4, 2020, we received our current Order, which superseded a previous order that we received on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. We are generally permitted to co-invest with Affiliated Funds if under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that: (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned; (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies; (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing; and (4) the proposed investment by us would not benefit OFS Advisor, the other Affiliated Funds that are participating in the investment, or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
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
•Historically, we have been dependent on OFS Advisor for Expense Support Payments through the Investment Advisory Agreement and the Second Amended Expense Support Agreement.
We are subject to risks related to our investments.
•The effects of inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•Fluctuations in interest rates could have a material adverse effect on our business and that of our portfolio companies.
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
We are subject to risks related to our securities and an investment in our common stock.
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
The uncertain state of the global economy, as well as various social, economic and political tensions in both the United States and around the world (including war, terrorist attacks and other forms of conflict), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, there is currently geopolitical, economic and financial market instability in the United States, the United Kingdom, the European Union and China, and as a result of the ongoing war between Russia and Ukraine.
In addition, the impact of trade and immigration policies could add to price and wage pressures and may elevate inflation. Any disruptions in the capital markets, as a result of economic, political and market instability (including as a result of the change in U.S. presidential administrations, a shutdown of U.S. government services, strikes, work stoppages, labor shortages, labor disputes, supply chain disruptions and accidents), may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and any other unfavorable economic conditions could increase our funding costs, limit our access to the capital markets and result in a decision by lenders not to extend credit to us.
Major public health incidents may lead to significant economic disruption in the economy of the United States and the economies of other nations. Any such disruption or future pandemics, as well as the generally negative economic impact of such events, may have adverse impacts on our business and our results of operations and financial condition. While certain markets have shown signs of stabilizing, market conditions remain uncertain and a period of deterioration and volatility could re-emerge.

Negative economic trends would also increase the likelihood that major financial institutions or other entities having a significant impact on the financial and credit markets may suffer a bankruptcy or insolvency. In addition, certain industries may feel the impact of such negative economic trends more than others. There is a material possibility that economic activity will be volatile or will slow significantly, and some obligors may be significantly and negatively impacted by these negative economic trends. Although the leveraged finance and CLO markets have made significant recoveries from the adverse impact of the credit crisis, there can be no assurance that the leveraged finance and CLO markets will not be adversely impacted by future economic downturns or market volatility.
The financial results of middle-market companies, in which we primarily invest, have experienced deterioration because of market volatility, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults, and further deterioration will further depress the outlook for middle-market companies. Moreover, adverse economic conditions have decreased, and may in the future decrease, the value of collateral securing some of our loans and the value of our equity investments. Such conditions have required, and may in the future require, us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which can result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.
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
As a BDC, we are not required to make any distributions to stockholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to stockholders for each taxable year at least 90% of our ICTI. If we qualify for taxation as a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our ICTI and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to stockholders. We will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of: (i) 98.0% of our ordinary income for the calendar year; (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year; and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax.
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

For example, we may defer distributions of income earned during 2024 until as late as December 31, 2025. However, if we choose to pay a spillover dividend, we will still incur the 4% U.S. federal excise tax on some or all of the distribution.
Due to disruptions in the economy, including fluctuating interest rates and high inflation rates, we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may not be able to increase our dividends. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—In the future, we may choose to pay distributions in our own stock and stockholders may be required to pay tax in excess of the cash they receive.”
We are dependent upon the OFSC senior professionals for our future success and upon their access to the investment professionals and partners of OFSAM and its affiliates.
OFS Advisor is a wholly owned subsidiary of OFSAM, has no employees and depends upon access to the investment professionals and other resources of OFSC and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. OFS Advisor also depends upon OFSC to obtain access to deal flow generated by the professionals of OFSC and its affiliates. Under a staffing agreement between OFSC and OFS Advisor, OFSC has agreed to provide OFS Advisor with the following services to enable OFS Advisor to undertake and perform its business activities as an investment adviser: (i) the provision of staff necessary to meet all staffing requirements, including making available experienced investment professionals and access to the senior investment personnel of OFSC and its affiliates; and (ii) the services of certain named members of the investment committee of OFS Advisor. Experienced investment professionals include investment professionals with reasonable industry experience who are responsible for making investment decisions, conducting research and analysis, and managing risks to achieve their clients’ financial goals. Roles and titles of such individuals include, but are not limited to, directors, associates and analysts who evaluate, structure, monitor and review investments of OFS Advisor and its clients, including the Company. Senior investment personnel include investment professionals that have developed a broad network of contacts within the investment community and that have an average of over 25 years of investing experience, including experience with structuring and investing in CLOs, as well as investing in assets that constitute the underlying assets held by typical CLOs in which the Company will invest. Roles and titles of such individuals include president, chief executive officer, chief financial officer, senior managing director and managing director. To manage potential conflicts of interest that may arise as a result of the staffing agreement, OFS Advisor and its clients, including the Company, have jointly adopted a Code of Ethics that is designed to address potential conflicts of interest and establishes applicable policies, guidelines and procedures that promote ethical practices and conduct by all personnel of OFS Advisor and OFSC and prevent violations of applicable laws, including the Advisers Act and the 1940 Act.
The staffing agreement also provides for: (i) the identification of investment opportunities for OFS Advisor and its clients, and its affiliates and structured finance vehicles; (ii) evaluation (investment and credit analysis), structuring, monitoring and review of investments of OFS Advisor and its clients, and its affiliates and structured finance vehicles, and the negotiation and closing of investment transactions on behalf of OFS Advisor and its clients, and its affiliates and structured finance vehicles; (iii) legal, compliance and accounting functions; (iv) all other functions and duties of OFS Advisor and its affiliates that are customarily performed by other companies in similar businesses to OFS Advisor and its affiliates; and (v) such other services as may be agreed to from time to time between OFS Advisor and OFSC. We are not a party to this staffing agreement and cannot assure you that OFSC will fulfill its obligations under the agreement. If OFSC fails to perform, we cannot assure you that OFS Advisor will enforce the staffing agreement or that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of OFSC and its affiliates or their information and deal flow.
We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the OFSC senior professionals to achieve our investment objectives. Our future success will depend, to a significant extent, on the continued service and coordination of the OFSC senior management team, particularly Bilal Rashid, Jeffrey A. Cerny, Glen Ostrander and Kenneth A. Brown (collectively, the “Senior Investment Team”). Each of these individuals is an employee at will of OFSC, and is not subject to an employment contract. In addition, we rely on the services of Richard Ressler, Chairman of the executive committee of OFSAM Holdings and Chairman of the Middle Market Investment Committee of OFS Advisor, Structured Credit Investment Committee of OFS Advisor and Broadly Syndicated Investment Committee of OFS Advisor pursuant to a consulting agreement with Orchard Capital Corporation. The departure of Mr. Ressler, any of the Senior Investment Team, any of the senior managers of OFSC, or of a significant number of its other investment professionals, could have a material adverse effect on our ability to achieve our investment objective. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

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
The participation of OFS Advisor’s professionals in our valuation process could also result in a conflict of interest since OFS Advisor’s base management fee is based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity).
We may finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.
The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock, as applicable. Our ability to service our debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, because the base management fee payable to OFS Advisor is payable based on our total assets, OFS Advisor has a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to OFS Advisor.

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
Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in the rule. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
A number of entities compete with us to make the types of investments that we plan to make. We compete with public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC tax treatment. These characteristics could allow our competitors to consider a wider variety of instruments, establish more relationships and offer better pricing and more flexible structuring than we are able to. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities or make investments that are consistent with our investment objectives.
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
We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code, but no assurance can be given that we will be able to maintain our RIC status. As a RIC, we are not subject to U.S. federal income tax imposed at corporate rates on our income and capital gains that we timely distribute (or that we are deemed to distribute) to our stockholders. To maintain RIC status under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The source-of-income requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, gains from the sale of securities or similar sources. The asset diversification requirement will be satisfied if we meet certain asset composition requirements at the end of each calendar quarter. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because we expect most of our investments to be in illiquid securities, for which there will likely be no active public market, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
We must also meet the Annual Distribution Requirement to qualify for RIC tax treatment. We will be subject, to the extent we use debt financing or preferred stock, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements or preferred stock that could, under certain circumstances, restrict us from making distributions necessary to qualify for tax treatment as a RIC. If we are unable to obtain cash from other sources, we could fail to maintain our qualification for the tax benefits available to RICs and, thus, become subject to U.S. federal income tax.
If we fail to qualify for tax treatment as a RIC for any reason and become subject to U.S. federal income tax, the resulting taxes at corporate rates could substantially reduce our net assets, the amount of income available for distribution to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders. See “Item 1. Business—Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”
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
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as OID or market discount, which may arise if we acquire a debt security at a significant discount to par. Such discounts will be included in income before we receive any corresponding cash payments. We also may be required to include certain other amounts in income that we will not receive in cash.
Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forego new investment opportunities for this purpose. If we are unable to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income taxes at corporate rates.
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
We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we do not have to pay federal income taxes on our income (including realized gains) that we distribute to our stockholders, provided that we satisfy certain distribution and other requirements. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we fail to qualify for tax treatment as a RIC in any year, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our NAV and the amount potentially available for distribution. In addition, if we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of stockholders. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock.
Our Banc of California Credit Facility contains various covenants and restrictions which, if not complied with, could accelerate our repayment obligations under the Banc of California Credit Facility or limit its use, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
The Banc of California Credit Facility provides us with a senior secured revolving line of credit of up to $15.0 million, with maximum availability equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the Banc of California Credit Facility. The Banc of California Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible NAV, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The Banc of California Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. The Banc of California Credit Facility permits us to fund additional investments as long as we are within the conditions set out in the Banc of California Credit Facility. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lender, which would accelerate our repayment obligations under the Banc of California Credit Facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. As of December 31, 2024, we had $5.3 million outstanding under the Banc of California Credit Facility. As of December 31, 2024, the unused commitment under the Banc of California Credit Facility was $9.7 million, subject to a borrowing base and other covenants.
Adverse developments in the credit markets may impair our ability to secure debt financing.
Economic recessions or downturns may result in a prolonged period of market illiquidity, which could have a material adverse effect on our business, financial condition and results of operations. During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. In the event of a market downturn or recession, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.
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
Recent developments in the banking sector could materially affect the success of our activities and investments.
Recent insolvency, closure, receivership or other financial distress or difficulty and related events experienced by certain U.S. and non-U.S. banks (each, a “Distress Event”), have generally caused uncertainty and fear of instability in the global financial system. In addition, eroding market sentiment and speculation of potential future Distress Events have caused other financial institutions - in particular smaller and/or regional banks - to experience volatile stock prices and significant losses in their equity value, and there is concern that depositors at these institutions have withdrawn, or may withdraw in the future, significant sums from their accounts at these institutions, potentially triggering the occurrence of additional Distress Events. Notwithstanding intervention by certain U.S. and non-U.S. governmental agencies to protect the uninsured depositors of banks that have recently experienced Distress Events, there is no guarantee that depositors (which depositors could include us and/or our portfolio companies) that have assets in excess of the Federal Deposit Insurance Corporation insurance limit on deposit with a financial institution that experiences a Distress Event will be made whole or, even if made whole, that such deposits will become available for withdrawal or other usage on a timely basis. For example, we regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. If a depository institution fails to return these deposits or is otherwise subject to adverse conditions in the financial or credit markets, our access to invested cash or cash equivalents could be limited which would adversely impact our results of operations or financial condition.
There is a risk that other banks, other lenders, or other financial institutions (including such financial institutions in their respective capacities as brokers, hedging counterparties, custodians, loan servicers, administrators, intermediary or other service providers) may be similarly impacted, and it is uncertain what steps (if any) government or other regulators may take in such circumstances. As a consequence, for example, we may be delayed or prevented from accessing funds or other assets, making any required payments under debt or other contractual obligations, paying distributions or pursuing key strategic initiatives. In addition, such banks’ or other financial institutions’ Distress Events and/or attendant instability could adversely affect, in certain circumstances, the ability of co-lenders, syndicate lenders or other parties to undertake and/or execute transactions with us, which in turn may result in fewer investment opportunities being made available to us or being consummated by us, result in shortfalls or defaults under existing investments, or impact our ability to provide additional follow-on support to portfolio companies.
In addition, in the event that a financial institution that provides credit facilities and/or other financing to us and/or one or more of our portfolio companies closes or experiences any other Distress Event, there can be no assurance that such financial institution will honor its obligations to provide such financing or that we or such portfolio company will be able to secure replacement financing or credit accommodations at all or on similar terms, or be able to do so without suffering delays or incurring losses or significant additional expenses. Similarly, if a Distress Event leads to a loss of access to a financial institution’s other services (in addition to financing and other credit accommodations), it is also possible that we will incur additional expenses or delays in putting in place alternative arrangements or that such alternative arrangements will be less favorable than those formerly in place (with respect to economic terms, service levels, access to capital, or otherwise). We are subject to similar risks if a financial institution utilized by our investors or by vendors, brokers, dealers, custodians, loan and portfolio servicers, hedging and other service providers or other counterparties becomes subject to a Distress Event, which could have a material adverse effect on us.
Uncertainty caused by recent bank failures - and general concern regarding the financial health and outlook for other financial institutions - could have an overall negative effect on banking systems and financial markets generally. These recent developments may also have other implications for broader economic and monetary policy, including interest rate policy. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect us or our financial performance.
Changes in the laws or regulations governing our business, or changes in the interpretations thereof, and any failure by us to comply with these laws or regulations, could have a material adverse effect on our, and our portfolio companies’ business, results of operations or financial condition.
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels, including those that govern BDCs, RICs, or non-depository commercial lenders. These laws and regulations, including applicable accounting standards, as well as their interpretation, may change from time to time, including as the result of directives from the U.S. President and others in the executive branch and new laws, regulations, accounting standards and interpretations may also come into effect. As a result of the 2024 U.S. presidential election, one political party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. This could impose greater costs on all sectors and on financial services companies in particular and could have a material adverse effect on our business.
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
In addition, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court's decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.
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
Legislative or other actions relating to taxes, including changes in how existing tax laws are interpreted or enforced, could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The effect of any changes implemented by the new U.S. presidential administration, Congress or taxing authorities could be complex and far-reaching, and these laws and regulations and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations. We also cannot predict with certainty how any future changes in the tax laws might affect us, our investors or our portfolio investments, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.
Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
U.S. relations with the rest of the world remain uncertain with respect to taxes, trade policies and tariffs, especially in response to the current U.S. presidential administration and Congress. Changes in U.S. administrative policy may lead to significant increases in tariffs for imported goods among other possible changes. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
The effect of global climate change or the legal, regulatory or market responses to such change may impact the operations of our portfolio companies.
There may be evidence of global climate change and the long-term effects of it are difficult to predict. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more systems backup, adding to costs, and can contribute to increased system stresses, including service interruptions.
Regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our portfolio companies to other types of transition risks, such as: (i) political and policy risks (including changing regulatory incentives, and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations); (ii) regulatory and litigation risks (including changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change); (iii) technology and market risks (including declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions); (iv) business trend risks (including the increased attention to environmental, social and governance (“ESG”) considerations by our investors in their investment decisions); and (v) potential harm to our reputation if our stockholders believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of our portfolio, our new investments or the decisions we make to continue to conduct or change our activities in response to climate change considerations.
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
We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). We will not be required to comply with all of the requirements of Section 404 until the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date we are no longer an emerging growth company under the JOBS Act.
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
OFS Advisor and its affiliates manage other assets, including those of other BDCs, registered investment companies, separately managed accounts, accounts for which OFS Advisor or its affiliates may serve as a sub-advisor and CLOs, and may manage other entities in the future. These other funds and entities may have similar or overlapping investment strategies. Our executive officers, directors and members of the Advisor Investment Committees serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by OFS Advisor or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, OFS Advisor currently serves as the investment adviser to OFS Capital, a publicly-traded BDC that invests primarily in senior secured loans of middle-market companies in the United States, similar to those we target for investment, including first lien, second lien and unitranche loans as well as subordinated loans and, to a lesser extent, common stock, preferred stock and other equity securities. OFS Advisor also serves as the investment adviser to OCCI, a closed-end management investment company that primarily invests in CLO debt and subordinated securities. Therefore, many investment opportunities will satisfy the investment criteria for both OFS Capital and us and, in certain instances, investment opportunities may be appropriate for OCCI and us. OFS Capital operates as a distinct and separate entity and any investment in our common stock will not be an investment in OFS Capital. In addition, our executive officers serve in substantially similar capacities for OFS Capital and OCCI and our independent directors serve in a similar capacity for OFS Capital. Similarly, OFS Advisor and/or its affiliates may have other clients with, similar, different or competing investment objectives. In serving in these multiple capacities, our executive officers and directors, OFS Advisor and/or its affiliates, and members of the Advisor Investment Committees may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders.
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
OFSC senior professionals and members of the Advisor Investment Committees may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us and our stockholders.
The valuation process for certain of our portfolio holdings may create a conflict of interest.
Many of our portfolio investments are made in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. On September 7, 2022, pursuant to Rule 2a-5, our Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to our investments. As valuation designee, OFS Advisor determines the fair value of our portfolio investments in good faith, and, as a result, there may be uncertainty as to the value of our portfolio investments. In addition, the members of our Board who are not independent directors have a substantial indirect pecuniary interest in OFS Advisor. The participation of OFS Advisor in our valuation process, and the indirect pecuniary interest in OFS Advisor by those members of our Board, could result in a conflict of interest since OFS Advisor’s base management fee is based on our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity).
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
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received the Order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds subject to compliance with the Order. The Order superseded a previous order that we received on October 12, 2016 and provides us with greater flexibility to enter into co-investment transactions with Affiliated Funds. Pursuant to the Order, we are generally permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that: (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned; (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies; (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing; and (4) the proposed investment by us would not benefit OFS Adviser, the other Affiliated Funds that are participating in the investment, or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
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
Our base management fee is payable based upon our total assets, other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity. This fee structure may encourage OFS Advisor to cause us to borrow money to finance additional investments. The utilization of higher (or additional) leverage may increase the likelihood of default, which would disfavor holders of our common stock. Given the subjective nature of the investment decisions made by OFS Advisor on our behalf, our Board may not be able to monitor this potential conflict of interest effectively.

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
The part of the incentive fee payable to OFS Advisor that relates to our pre-incentive fee net investment income is computed and paid on income that may include interest or other income that has been accrued but not yet received in cash. This fee structure may be considered to involve a conflict of interest for OFS Advisor to the extent that it may encourage OFS Advisor to favor debt financings that provide for deferred interest, rather than current cash payments of interest. OFS Advisor may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because OFS Advisor is not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive previously accrued deferred income in cash.
OFS Advisor’s liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify OFS Advisor against certain liabilities, which may lead OFS Advisor to act in a riskier manner on our behalf than it would when acting for its own account.
Under the Investment Advisory Agreement, OFS Advisor will not assume any responsibility to us other than to render the services called for under that agreement, and it will not be responsible for any action of our Board in following or declining to follow OFS Advisor’s advice or recommendations. Under the terms of the Investment Advisory Agreement, OFS Advisor and its affiliates, and its and their respective officers, directors, members, managers, partners, stockholders and employees, will not be liable to us or any subsidiary of ours, or our or their respective officers, directors, members, managers, partners, stockholders or employees, for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify OFS Advisor and its affiliates, and its and their respective officers, directors, members, managers, partners, stockholders and employees, from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead OFS Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.
OFS Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
OFS Advisor has the right, under the Investment Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If OFS Advisor resigns, we may not be able to find a new investment advisor or hire internal management with similar expertise and the ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, and our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the OFS Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
Historically, we have been dependent on OFS Advisor for Expense Support Payments through the Investment Advisory Agreement and the Second Amended Expense Support Agreement.
Effective January 1, 2025, OFS Advisor and the Company terminated the Second Amended Expense Support Agreement. From inception until the termination of the Second Amended Expense Support Agreement, we benefited from Expense Support Payments which allowed us to maintain our monthly distributions at levels that were higher than the income we had earned. The Second Amended Expense Support Agreement also limited other operating expenses. The termination of the Second Amended Expense Support Agreement impacts our ability to pay distributions at historical levels and we may have to pay distributions from Offering proceeds (i.e., a return of capital). The Investment Advisory Agreement contains provisions limiting certain Offering-related expenses. Expense limitation under the Investment Advisory Agreement can be terminated by OFS Advisor, without payment of any penalty and with or without notice to us, at any time. Cessation of expense support under the Investment Advisory Agreement does not require termination of the Investment Advisory Agreement. The termination of the Second Amended Expense Support Agreement, and the potential termination of expense support under the Investment Advisory Agreement could significantly impair the sale of our shares in the Offering.
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
As of December 31, 2024, we had $20.3 million of debt outstanding. Our ability to incur additional debt and remain in compliance with the asset coverage test will be limited. We may seek an additional credit facility to finance investments or for working capital requirements. There can be no assurance that we will be able to obtain such financing on favorable terms or at all.
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
We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. For example, investments we make in CLO securities are generally made in non-U.S. entities and thus are deemed to be non-qualifying assets. If a sufficient portion of our assets are not qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition and results of operations.
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
Investments in leveraged companies involve a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold due to the significant volatility of such companies. Negative developments may be accompanied by deterioration of the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Such developments may ultimately result in the leveraged companies in which we invest entering into bankruptcy proceedings, which have a number of inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is difficult to estimate the extent of, or even to identify, any contingent claims that might be made. Certain claims that have priority by law (for example, claims for taxes) may be substantial. In addition, our subordinated loans are generally subordinated to senior loans and are generally unsecured, other creditors may rank senior to us in the event of a bankruptcy proceeding.
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
The effects of inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies may operate in industries that have been, or may be, impacted by the effects of inflation. Although U.S. inflation rates have fluctuated in recent period, they remain above the historic levels over the past several decades. Such inflationary pressures have increased the costs of labor, energy and raw materials and have adversely effected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in the costs of their operations along to their customers, it could adversely affect their operating results. Such conditions would increase the risk of default on their obligations as a borrower. In addition, any projected future decreases in our portfolio companies’ operating results due to the effects of inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.
Fluctuations in interest rates could have a material adverse effect on our business and that of our portfolio companies.
Fluctuations in interest rates could have a dampening effect on overall economic activity, the financial condition of our portfolio companies and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect our business, financial condition or results of operations. The U.S. Federal Reserve decreased the target federal funds rate three times in 2024. Although the Federal Reserve has signaled the potential for additional federal funds rate cuts, there remains uncertainty around the rate and timing of decreases remain, including as a result of the new U.S. presidential administration. Uncertainty surrounding future Federal Reserve actions may have a material effect on our business making it particularly difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions.
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

The documents governing our Broadly Syndicated Loans, the loans to our portfolio companies and the loans underlying our CLO investments may allow for “priming transactions.”
The documents governing our Broadly Syndicated Loans, the loans to our portfolio companies and the loans underlying our CLO investments may allow for “priming transactions,” where majority lenders or debtors can amend the documents to the detriment of other lenders, in order to move collateral, or in order to facilitate capital outflow to other parties/subsidiaries in a capital structure, any of which may adversely affect our rights and security priority with respect to such loans or result in the loss of all or a significant part of such investment.
Our investments in private and middle-market portfolio companies are generally considered lower credit quality obligations, are risky, and we could lose all or part of our investment.
Investments in private and middle-market companies involve a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of OFS Advisor’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make fully informed investment decisions, and we may lose money on our investments. Middle-market companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. Such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions, market conditions and general economic downturns.
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
We have purchased, and may purchase in the future, common stock and other equity securities, including warrants, in various portfolio companies. Although equity securities historically have generated higher average total returns than debt securities over the long term, equity securities may experience more volatility in those returns than debt securities. The equity securities we acquire may fail to appreciate, decline in value or lose all value, and our ability to recover our investment will depend on the portfolio company’s success. Investments in equity securities involve a number of significant risks, including the risk of further dilution in the event the portfolio company issues additional securities or the inability to transfer or sell these positions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, illiquidity and limited voting rights.
Our equity ownership in a portfolio company may represent a control investment. Our ability to exit a control investment in a timely manner could result in a realized loss on the investment.
If we obtain a control investment in a portfolio company, our ability to divest ourselves from a debt or equity investment could be restricted due to illiquidity in a private stock, limited trading volume of a public company’s stock, inside information on a company’s performance, insider blackout periods, the governing documents of such an investment or other factors that could prohibit us from disposing of the investment as we would if it were not a control investment. Additionally, we may choose not to take certain actions to protect a debt investment in a control investment portfolio company. As a result, we could experience a decrease in the value of our portfolio company holdings and potentially incur a realized loss on the investment.

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
We may invest in Structured Finance Securities that comprise the equity tranche of CLOs, which are junior in priority of payment and are subject to certain payment restrictions generally set forth in an indenture governing such investments. In addition, Structured Finance Securities generally do not benefit from any creditors’ rights or ability to exercise remedies under the indenture governing such investments. Structured Finance Securities are not guaranteed by another party and are subject to greater risk than the secured notes issued by the CLO. CLOs are typically highly leveraged, utilizing up to approximately 9-13 times leverage, and therefore Structured Finance Securities are subject to a risk of total loss. There can be no assurance that distributions on the assets held by the CLO will be sufficient to make any distributions or that the yield on the Structured Finance Securities will meet our expectations.
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
Most of our assets are presently invested in illiquid securities, and a substantial portion of our investments in leveraged companies is subject to legal and other restrictions on resale or is otherwise less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, OFS Advisor, OFSAM Holdings or any of its other affiliates have material non-public information regarding such portfolio company.
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
Although we believe our portfolio is well-diversified across companies and industries, our portfolio is, and may in the future be, concentrated in a limited number of portfolio companies and industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting investments in any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.
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
We may expose ourselves to risks if we engage in hedging transactions.
While we do not currently engage in hedging transactions, if we were to engage in hedging transactions, we would expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates.
Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation at an acceptable price for anticipated fluctuations.
The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.
Investments in securities of foreign companies, if any, may involve significant risks in addition to the risks inherent in U.S. investments.
The 1940 Act generally requires that 70% of our investments be in issuers each of whom is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. We expect that these investments would focus on the same debt investments that we make in U.S. middle-market companies and/or Broadly Syndicated Loans and, accordingly, would be complementary to our overall strategy and enhance the diversity of our holdings. However, our investments in CLO securities are generally made in non-U.S. entities.
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
When we invest in senior secured, unitranche, second lien and subordinated loans, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we invest in may not appreciate in value and may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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
The fair value of certain of our investments may be significantly affected by changes in interest rates. Although senior secured loans are generally floating rate instruments, our investments in senior secured loans, including those made indirectly through our investments in CLO securities, are sensitive to interest rate levels and volatility. Although CLOs are generally structured to mitigate the risk of interest rate mismatch, there may be some difference between the timing of interest rate resets on the assets and liabilities of a CLO. Such a mismatch in timing could have a negative effect on the amount of funds distributed to CLO equity investors. In addition, CLOs may not be able to enter into hedge agreements, even if it may otherwise be in the best interests of the CLO to hedge such interest rate risk. Furthermore, in a significant rising interest rate environment and/or economic downturn, loan defaults may increase, resulting in losses for the loans and CLOs in which we invest and result in credit losses that may adversely affect our cash flow, fair value of our assets and operating results.
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
Reference Rate Risk. As of September 30, 2024, no settings of LIBOR continue to be published. On March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation established a uniform benchmark replacement process for certain financial contracts that matured after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The Federal Reserve Board adopted a final rule in December 2022 implementing the LIBOR Act and specified benchmarks based on SOFR.
Although the transition process away from LIBOR has become increasingly well-defined, the transition process is complex. SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, but it is unclear if other benchmarks may emerge. These developments and the use of SOFR or other alternative reference rates could have adverse impacts on our business, financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by us.
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
Also, given the structure of the incentive fee payable to OFS Advisor, a general increase in interest rates would likely have the effect of making it easier for OFS Advisor to meet the quarterly hurdle rate for payment of income incentive fees under the Investment Advisory Agreement without any additional increase in relative performance on the part of OFS Advisor.

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
If our shares are listed on a national securities exchange or quoted through a quotation system, we cannot assure our stockholders that a public trading market will develop or, if one does develop, that such trading market can be sustained. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. Also, shares of closed-end investment companies and BDCs frequently trade at a discount from their NAV. This characteristic of closed-end investment companies is separate and distinct from the risk that our NAV per share of common stock may decline. We cannot predict whether our common stock, if listed on a national securities exchange, will trade at, above or below NAV.
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
Any repurchase offer allows our stockholders to sell their shares back to us at a price equal to the most recently disclosed NAV per share of our common stock immediately prior to the date of repurchase. Our Board has the right to suspend or terminate the share repurchase program to the extent that it determines that it is in our best interest to do so. Any share repurchase program will include numerous restrictions that limit our stockholders’ ability to sell their shares. We may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares. If our Board so determines, we will limit repurchases in each quarter to 2.5% of the weighted average number of shares of our common stock outstanding for any prior 12-month period. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis (subject to “odd-lot” priority), not on a first-come, first-served basis. Economic events affecting the U.S. economy, such as volatility in the financial markets, interest and inflation rate changes or global or national events that are beyond our control, could cause an increased number of shares to be put to us for repurchase. These limits may prevent us from accommodating all repurchase requests made in any year. Our Board may amend, suspend or terminate the share repurchase program upon 30 days’ notice. We will notify our stockholders of such developments: (i) in our quarterly reports; or (ii) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, under the quarterly share repurchase program, if implemented, we will have discretion to not repurchase shares, to suspend the program, and to cease repurchases. Further, the program may have many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.
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
The Maryland General Corporation Law and our Charter and Bylaws contain provisions that may discourage, delay or make more difficult a change in control of the Company or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our Bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our Bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third-party to obtain control of us and increase the difficulty of consummating such a transaction.
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
The NAV and liquidity, if any, of shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
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
Because we are not currently treated as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. stockholders will be treated as having received a dividend from us in the amount of such U.S. stockholders’ allocable share of the base management fee and incentive fees paid to OFS Advisor and certain of our other expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholders.
We do not currently qualify as a “publicly offered regulated investment company” as defined in the Code. A “publicly offered regulated investment company” is a RIC whose shares are either: (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the 1933 Act; (ii) regularly traded on an established securities market; or (iii) held by at least 500 persons at all times during the taxable year. We did not qualify as a publicly offered regulated investment company under the Code for the 2024 taxable year, and we cannot determine if or when we will qualify as a publicly offered regulated investment company.
Since the Company is not a publicly offered RIC, a non-corporate stockholder’s allocable portion of the Company’s affected expenses, including a portion of its base management fee, incentive fee and certain other expenses, will be treated as an additional ordinary dividend to the stockholder. A non-corporate stockholder’s allocable portion of these expenses are also treated as miscellaneous itemized deductions that are not currently deductible by such stockholders under the Code.
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
We are subject to risks related to corporate social responsibility, and compliance with ESG-related regulations may impose additional capital and operational expenditures on our business.
Our business faces increasing public scrutiny related to ESG activities, which are perceived to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized.
ESG integration and responsible investing practices as a whole are rapidly evolving. and there are different principles, frameworks, methodologies and tracking tools being implemented. Our adherence to such principles, frameworks, methodologies and tools may vary over time.
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
We may be subject to disclosure laws and regulations related to a range of sustainability matters, including greenhouse gas emissions; climate change risks; diversity, equity and inclusion; and human rights matters. For example, in March 2024, the SEC adopted final rules intended to enhance and standardize climate-related disclosures by public companies and in public offerings; these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. In 2023, California passed the Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, which will impose broad climate-related disclosure obligations on U.S.-organized entities that meet certain revenue thresholds and do business in California, as well as the Voluntary Carbon Market Disclosures Act, which is focused on the voluntary carbon market for carbon credits but also includes disclosure requirements for companies with a required nexus to California making certain climate-related claims. Other jurisdictions have also enacted or are considering enacting mandatory climate and sustainability reporting laws as well as laws requiring reporting of information on other ESG topics, such as human capital. Compliance with such laws, if they survive any legal challenges, may require the implementation of or changes to systems and procedures for the collection and processing of relevant data and related internal and external controls, changes to management and/or operational obligations, and dedication of substantial time and financial resources. The compliance burden and related costs may increase over time. Failure to comply with applicable laws may lead to investigations and audits, fines, other enforcement action or liabilities, or reputational damage.
There are a number of different principles, frameworks, and/or methodologies for integrating sustainability-related incentives, mandates, and/or reporting requirements into financing arrangements. Any principles, frameworks, and/or methodologies which we anticipate referencing and/or utilizing may not align with our peers and/or those preferred by prospective investors. In addition, unless otherwise stated in our regulatory disclosures, no assurance is given that any of our financing arrangements will align with particular market frameworks.
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
As our, our portfolio companies’ and our third party vendors’ reliance on technology, which may also include embedded artificial intelligence (“AI”), has increased, so have the risks posed to our information systems, both internally and those provided by OFS Services and third-party service providers, and the information systems of our portfolio companies. OFS Advisor has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity has become a top priority for regulators around the world, including the SEC, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. Cybersecurity risks require continuous and increasing attention and other resources from us to, among other actions, identify and quantify these risks and upgrade and expand our technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. If we fail to comply with relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage. Further, the increased use of mobile and cloud technologies due to the proliferation of remote work resulting from new flexible work arrangements have heightened our and our portfolio companies’ vulnerability to a cybersecurity risk or incident. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard systems could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct business operations. In addition, remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above.
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
Recent technological advances in AI and machine learning technology (“Machine Learning Technology”), including OpenAI’s release of its ChatGPT applications, pose risks to us, OFS Advisor and any third parties that we engage with. We could be exposed to the risks associated with AI and Machine Learning Technology if third-party service providers or any counterparties, whether or not known to us, use such technologies in their business activities. We and OFS Advisor are not in a position to control the use of AI and Machine Learning Technology in third-party products or services. Use of AI and Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming improperly disseminated. AI and Machine Learning Technology and their applications, including in the private investment and financial sectors, continue to develop rapidly, and we cannot predict the risks that may arise from such developments.
A failure to effectively adopt or utilize AI to improve productivity or the analytical abilities of our investment professionals may put us at a competitive disadvantage and affect our business and results of operations. AI and Machine Learning Technology are generally highly reliant on the collection and analysis of large amounts of data. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would likely degrade the effectiveness of AI and Machine Learning Technology. To the extent we are exposed to the risks of AI and Machine Learning Technology use, any such inaccuracies or errors could adversely impact us and our business.
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
The current global financial market environment, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have previously lowered, or threatened to lower, the long-term sovereign credit rating on the United States.
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
In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.
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
In addition to the Committee’s responsibilities, OFS Advisor has established a Cybersecurity Subcommittee (the “Subcommittee”). The Subcommittee consists of the CCO, the CTO, the GC, and the chief financial officer of each of OFS Advisor’s public clients, including our Chief Financial Officer. The Subcommittee is responsible for overseeing our cybersecurity-related public disclosure obligations and ensuring our management and the Board is informed of material cybersecurity incidents affecting us and OFS Advisor. The Committee is chaired by CIM Group’s CTO, and the Subcommittee is co-chaired by CIM Group’s CTO and the CCO.
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
Item 3.     Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2024. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.

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
Stockholders
As of March 10, 2025, there were 363 holders of record of our stock.
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
The following table summarizes the common stock repurchases by us for the years ended December 31, 2024, 2023 and 2022. Shares were repurchased at a price equal to the applicable NAV per share on the repurchase date. All common stock repurchases occurred in the final month of each quarterly period presented below.

	Number of Shares	Price Paid Per Share	Amount
January 1, 2022 through March 31, 2022	53,204	$12.92	$687,396
April 1, 2022 through June 30, 2022	52,161	12.40	646,796
July 1, 2022 through September 30, 2022	51,190	11.97	612,744
October 1, 2022 through December 31, 2022	50,611	11.36	574,941
January 1, 2023 through March 31, 2023	50,225	11.24	564,529
April 1, 2023 through June 30, 2023	50,083	10.70	535,888
July 1, 2023 through September 30, 2023	49,926	10.86	542,188
October 1, 2023 through December 31, 2023	49,479	10.63	525,963
January 1, 2024 through March 31, 2024	48,625	10.59	514,943
April 1, 2024 through June 30, 2024	47,393	10.46	495,729
July 1, 2024 through September 30, 2024	46,460	10.16	472,034
October 1, 2024 through December 31, 2024	28,998	10.15	294,331
All repurchased shares were retired upon acquisition.
Sales of Unregistered Securities
During the year ended December 31, 2024, we did not issue or sell any shares of our common stock.
The offer and sale of our common stock in the private placement was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of, and Rule 506 of Regulation D under, the Securities Act. During the year ended December 31, 2024, we paid no commissions in connection with the Offering.
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
•the belief that the seniority of our debt investments in a borrower’s capital structure may provide greater downside protection against adverse economic changes, including those caused by the impacts of interest rate and inflation rate changes, the ongoing war between Russia and Ukraine, instability in the U.S. and international banking systems, the agenda of the new U.S. presidential administration, including the potential impact of tariff enactment and tax reductions, the risk of recession or a shutdown of U.S. government services, and related market volatility on our business, our portfolio companies, our industry and the global economy;
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
•the impact of the ongoing war between Russia and Ukraine, and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•the general economy and the impact on the industries in which we invest;
•the belief that we have sufficient levels of liquidity to support our existing portfolio companies;
•our ability to consummate credit facilities in the future on commercially reasonable terms, if at all;
•the effect of laws or regulations, including accounting pronouncements and rule issuances, governing our operations;
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

Overview
Key performance metrics per common share are presented below:

	December 31, 2024	December 31, 2023
Net asset value	$10.21	$10.49

	Year Ended December 31,
	2024	2023	2022
Net investment income	$0.97	$1.14	$0.76
Net increase (decrease) in net assets resulting from operations	0.74	0.36	(0.86)
Distributions paid	1.02	1.02	1.02
Our NAV per common share decreased from $10.49 at December 31, 2023 to $10.21 at December 31, 2024, primarily due to a net loss on investments of $414,549, or $0.23 per common share.
For the year ended December 31, 2024, our net loss on investments was primarily due to net realized and unrealized losses of $712,461 on our loan portfolio, partially offset by net unrealized appreciation of $354,401 on our Structured Finance Securities and equity investments. As of December 31, 2024, we had no loans on non-accrual status. As of December 31, 2023, we had non-accrual loans with a fair value of $36,810, or less than one percent of our total loan portfolio at fair value, as of December 31, 2023. See “—Results of Operations” for additional details.
For the year ended December 31, 2024, total investment income decreased by $1,570,185 to $5,980,392, primarily due to a smaller average interest-bearing portfolio during the year as well as a decrease in yields earned on our Structured Finance Securities. For the year ended December 31, 2024, the weighted-average performing income yield on interest-bearing investments decreased to 13.9%, compared to 14.7% during the year ended December 31, 2023. See “—Results of Operations—Investment Income” for additional details.
During the year ended December 31, 2024, our daily-average outstanding debt balance decreased to $21,461,448 from $28,620,959 during the prior year. For the year ended December 31, 2024, our weighted-average debt interest cost decreased to 7.3%, compared to 7.5% during the prior year, primarily due to a reduction in the weighted-average balance on our Banc of California Credit Facility, which carries a higher coupon rate as compared to our Unsecured Note. See “—Liquidity and Capital Resources” for additional details.
For the year ended December 31, 2024, total expense limitations decreased to $116,345, compared to $375,818 during the prior year. For the years ended December 31, 2024 and 2023, our net expense support under the Second Amended Expense Support Agreement was $0. For the year ended December 31, 2024, expense support under the Investment Advisory Agreement was $116,345, compared to $375,818 in the prior year, primarily due to a decrease in Contractual Issuer Expenses related to a decrease in activity under the Offering process.
At December 31, 2024, our asset coverage ratio of 184% exceeded the minimum asset coverage requirement of 150% under the 1940 Act, and we remained in compliance with all applicable covenants under our outstanding debt facilities. As of December 31, 2024, we had an unused commitment of $9,735,000 under our Banc of California Credit Facility, subject to the terms of the borrowing base. As of December 31, 2024, we had unfunded commitments of $1,215,028 to fund various undrawn revolvers and other investments.
On January 29, 2025, our Board declared a distribution of $0.06 per common share, which represents a 6.3% annualized distribution yield based on our common stock offering price as of January 30, 2025, which will be paid on April 15, 2025 to stockholders of record on January 29, 2025.
On February 26, 2025, our Board declared a distribution of $0.06 per common share, which represents a 6.3% annualized distribution yield based on our common stock offering price as of February 27, 2025, which will be paid on April 15, 2025 to stockholders of record on February 26, 2025.
On February 21, 2025, we commenced a tender offer pursuant to which we are offering to purchase up to 44,030 shares of our issued and outstanding common stock at a price equal to our net asset value per share on March 28, 2025.
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
CLO Subordinated Notes and Loan Accumulation Facilities. Interest income on our CLO subordinated note securities is recognized in accordance with ASC Subtopic 325-40, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”), which contemplates estimating an effective yield to expected redemption utilizing estimated future cash flows from the investment. The expected cash flows of the underlying portfolio and to our security are developed utilizing a number of assumptions, including, among others, estimates of default rates, prepayment rates, redemption timing, reinvestment prices, and liquidation-redemption price. These assumptions, and correspondingly the estimated cash flows and accretable yields, are reviewed and updated at each payment date, generally quarterly. These assumed cash flows represent significant estimates and are subject to a reasonable possibility of near-term changes due to economic and credit market conditions, and the effect of these changes could be material. The Company ultimately may not realize income accreted on CLO subordinated note securities. The valuation of our Structured Finance Securities makes use of similar assumptions, plus a discount rate assumption, to develop estimated cash flows that are discounted to estimated net present value.
Interest income from our investments in Loan Accumulation Facilities is recognized on an accrual basis based on an estimated yield. Income notes associated with our Loan Accumulation Facility investments generally earn returns equal to the actual income earned on facility assets less costs of senior financing and manager costs. We periodically evaluate the realizability of such amounts and, if necessary, subsequently adjust the estimated yield.
An optional redemption feature of a CLO allows a majority of the holders of the CLO subordinated notes issued by the CLO issuer, after the end of a specified non-call period, to cause the redemption of the CLO subordinated notes issued by the CLO with proceeds paid through either the liquidation of the CLO’s assets or a refinancing with new debt. The optional redemption is effectively a voluntary prepayment of the CLO subordinated notes issued by the CLO prior to the stated maturity of such securities. When the optional redemption feature has been exercised on a CLO subordinated note, distributions received are first recorded as a return of capital until its cost basis is reduced to zero and thereafter recorded as realized gains. The principal amount of the CLO subordinated notes is not reduced for distributions received until the security is fully redeemed. Commencing on the optional redemption date, we cease accruing income on our CLO subordinated notes that will be redeemed.
Non-accrual Loans: We review, for placement on non-accrual status, all loans and CLO mezzanine debt investments when they become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. Interest income and Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as interest income or applied as a reduction to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in management’s judgment, it is probable that we will collect all principal and interest from the investment.
Acquisition Cost of Investments: Our middle-market lending activities may involve the acquisition of multiple financial instruments or rights either in an initial transaction, or in subsequent or “follow-on” transactions, including amendments to existing securities. These financial instruments can include loans, preferred and common stock, warrants, or membership interests in limited liability companies. Acquired rights can include fixed or variable fees that can be either guaranteed or contingent upon operating performance of the underlying portfolio companies. Moreover, these fees may be payable in cash or additional securities. The revenue recognized on these instruments is a function of the fee or other consideration allocated to them, including amounts allocated to loan syndication fees at the time of acquisition.
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
Expense Limitation Agreements
We have benefited from two expense limitation agreements with OFS Advisor: (i) portions of the Investment Advisory Agreement, which limits our liability to reimburse OFS Advisor for organization and offering expenses it incurs on our behalf; and (ii) the Second Amended Expense Support Agreement which limits other operating expenses. On November 26, 2024, we entered into the ESA Termination Agreement with OFS Advisor to terminate the Second Amended Expense Support Agreement effective January 1, 2025. See “Item 8—Financial Statements and Supplementary Data—Note 3. Related Party Transactions.”
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
Fair value estimates
As of December 31, 2024, total investments of $36,054,042, representing approximately 93% of our total assets, were carried at fair value on the consolidated statement of assets and liabilities. As discussed more fully in “Item 8—Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies.” GAAP requires us to categorize fair value measurements according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). All of our investments carried at fair value are classified as Level 2 and Level 3, with a significant portion of our investments classified as Level 3. We typically do not hold equity securities or other instruments that are actively traded on an exchange.
On September 7, 2022, pursuant to Rule 2a-5, our Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to our investments for which market quotations are not readily available, and, as prescribed in Rule 2a-5, the Board maintains oversight of OFS Advisor in its capacity as valuation designee. We have engaged third-party valuation firms to provide assistance to OFS Advisor in determining the fair value of the majority of our investments.
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
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range for all investments at December 31, 2024:

	Fair Value at December 31, 2024	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
First lien	$18,050,368	$17,822,207	$18,283,383
Second lien	10,720,330	10,505,913	10,934,747

Structured Finance Securities:
Mezzanine debt	999,968	980,265	1,019,671
Subordinated notes and other CLO equity related investments	5,714,930	5,457,360	5,972,499

Equity investments:
Preferred equity	35,763	35,763	35,763
Common equity and warrants	532,683	478,540	585,699
	$36,054,042	$35,280,048	$36,831,762
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•The Investment Advisory Agreement with OFS Advisor to manage our operating and investment activities. Under the Investment Advisory Agreement, we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. See “Part 1, Item 1—Business—Management and Other Agreements” and “Item 8—Financial Statements—Note 3. Related Party Transactions.”
•The Second Amended Dealer Manager Agreement with CCO, to provide sales, promotional and marketing services to us in connection with the Offering. See “Part 1, Item 1—Business—Management and Other Agreements” and “Item 8—Financial Statements—Note 3. Related Party Transactions.”
•The Administration Agreement with OFS Capital Services, LLC, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See “Part 1, Item 1—Business—Management and Other Agreements” and “Item 8—Financial Statements—Note 3. Related Party Transactions.”
•Expense Limitation Agreements: During the years ended December 31, 2024, 2023 and 2022, OFS Advisor limited our incurred expenses under the: (1) Investment Advisory Agreement which contains provisions limiting organization and offering costs and Contractual Issuer Expenses; and (2) Second Amended Expense Support Agreement, which limited all other operating expenses. Through the period ended December 31, 2024, both agreements contained conditions under which we were obligated to reimburse OFS Advisor for expense limitations provided thereunder. On November 26, 2024, we entered into the ESA Termination Agreement with OFS Advisor to terminate the Second Amended Expense Support Agreement effective January 1, 2025. See “Part 1, Item 1—Business—Management and Other Agreements” and “Item 8—Financial Statements—Note 3. Related Party Transactions.”
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
The 1940 Act generally prohibits BDCs from knowingly participating in certain transactions with their affiliates without the prior approval of their independent directors and, in some cases, of the SEC. Those transactions include purchases and sales, and so-called “joint” transactions, in which a BDC and one or more of its affiliates engage in certain types of profit-making activities. Any person that owns, directly or indirectly, five percent or more of a BDC’s outstanding voting securities will be considered an affiliate of the BDC for purposes of the 1940 Act, and a BDC generally is prohibited from engaging in purchases from, sales of assets to, or joint transactions with, such affiliates, absent the prior approval of the BDC’s independent directors. Additionally, without the approval of the SEC, a BDC is prohibited from engaging in purchases from, sales of assets to, or joint transactions with, the BDC’s officers, directors, and employees, and advisor (and its control affiliates).
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
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received our existing Order, which superseded a previous order that we received on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. We are generally permitted to co-invest with Affiliated Funds if, under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that: (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned; (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies; (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing; and (4) the proposed investment by us would not benefit OFS Advisor, the other Affiliated Funds that are participating in the investment, or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition, we may file an application for an amendment to our existing Order to permit us to co-invest in our existing portfolio companies with certain affiliates that are private funds even if such other funds had not previously invested in such existing portfolio companies, subject to certain conditions. However, if filed, there is no guarantee that such application will be granted.
Conflicts may arise when an account managed by OFS Advisor makes an investment in conjunction with an investment being made by an Affiliated Account, or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Potential conflicts arise when addressing, among other things, questions as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced. See “Part 1, Item 1. Business—Conflicts of Interest” and “Item 1A. Risk Factors—Risks Related to OFS Advisor and its Affiliates—We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients.”
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
Portfolio Composition
As of December 31, 2024, the fair value of our debt investment portfolio totaled $28,770,698 in 25 portfolio companies, of which 63% and 37% were first lien and second lien loans, respectively. We also held equity investments in five portfolio companies with a fair value of $568,446 and six investments in Structured Finance Securities with a fair value of $6,714,898.
The following table summarizes the composition of our investment portfolio as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt investments(1)	$18,869,194	$18,050,368	$23,812,835	$23,501,556
Second lien debt investments	11,397,577	10,720,330	12,881,769	11,486,832
Preferred equity investments	34,464	35,763	34,464	34,410
Common equity and warrant investments	340,671	532,683	340,671	356,733
Total debt and equity investments	30,641,906	29,339,144	37,069,739	35,379,531
Structured Finance Securities	8,867,147	6,714,898	9,425,888	7,096,541
Total investments	$39,509,053	$36,054,042	$46,495,627	$42,476,072
Total number of portfolio companies	34	34	37	37
(1) Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position), as of December 31, 2024, with an amortized cost and fair value of $12,118,634 and $12,008,672, respectively. As of December 31, 2023, the amortized cost and fair value of unitranche investments was $17,483,339 and $17,384,403, respectively.
As of December 31, 2024, approximately 100% and 80% of our loan portfolio and total portfolio, respectively, consisted of first lien and second lien loans, based on fair value.
As of December 31, 2024, the three largest industries of our Portfolio Company Investments by fair value, were: (1) Health Care and Social Assistance (22.2%); (2) Manufacturing (18.7%); and (3) Administrative and Support and Waste Management and Remediation Services (14.1%), totaling approximately 55.0% of our debt and equity investment portfolio. For a full summary of our investment portfolio by industry, see “Item 8—Financial Statements—Note 4. Investments.”
The following table presents our ten largest investments by issuer based on fair value as of December 31, 2024:

Issuer Name	Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value	% of Net Assets, at Fair Value
Apex Credit CLO 2020 Ltd.(1)	Structured Finance Security	$3,092,684	$2,542,284	7.1%	15.0%
Convergint Technologies Holdings, LLC	Debt	2,038,513	2,068,608	5.7	12.2
Honor HN Buyer, Inc.	Debt	1,943,656	1,962,469	5.4	11.6
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Debt	1,703,488	1,772,833	4.9	10.4
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets)	Debt	1,716,975	1,706,051	4.7	10.0
BayMark Health Services, Inc.	Debt	1,670,927	1,575,676	4.4	9.3
Asurion, LLC	Debt	1,416,914	1,469,468	4.1	8.6
TruGreen Limited Partnership	Debt	1,524,232	1,431,000	4.0	8.4
One GI LLC	Debt	1,455,462	1,420,307	3.9	8.5
SS Acquisition, LLC	Debt	1,349,692	1,349,692	3.7	7.9
Total		$17,912,543	$17,298,388	47.9%	101.9%
(1) As of December 31, 2024, approximately 12.6% and 26.8% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.

A deterioration or improvement in the operating performance of these portfolio investments, or other factors underlying the valuation of these investments, could have a material impact on our NAV.
Structured Finance Securities. The following table summarizes our Structured Finance Securities as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes and other CLO equity related investments	$7,889,570	$5,714,930	$8,464,594	$6,129,390
Mezzanine debt	977,577	999,968	961,294	967,151
Total Structured Finance Securities	$8,867,147	$6,714,898	$9,425,888	$7,096,541
Number of Structured Finance Securities	6	6	6	6
As of December 31, 2024 and 2023, we did not have any non-performing Structured Finance Securities. Non-performing Structured Finance Securities are securities that have not been optionally redeemed and have an effective yield of 0.0%, as remaining residual distributions are anticipated to be recognized as a return of capital.
As of December 31, 2024 and 2023, we had no Structured Finance Securities that have been optionally redeemed.
Portfolio Yields: The following table presents weighted-average yield metrics for our portfolio:

	Year Ended December 31,
	2024	2023
Weighted-average performing income yield(1):
Debt investments	13.8%	14.0%
Structured Finance Securities	14.0	17.3
Interest-bearing investments	13.9%	14.7%

Weighted-average realized yield:
Interest-bearing investments(2)	13.8%	14.5%
(1)    Performing income yield is calculated as (a) the actual amount earned on performing interest-bearing investments, including interest, prepayment fees and amortization of Net Loan Fees, divided by (b) the weighted-average of total performing interest-bearing investments at amortized cost.
(2)    Realized yield is calculated as (a) the actual amount earned on interest-bearing investments, including interest, prepayment fees and amortization of Net Loan Fees, divided by (b) the weighted-average of total interest-bearing investments at amortized cost, in each case, including debt investments on non-accrual status and non-performing Structured Finance Securities.
For the year ended December 31, 2024, the decrease in our weighted-average performing income yield was primarily due to a decrease in the earned yields of our Structured Finance Securities.
The weighted average yield of our investments is not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level. As of December 31, 2024, 96% of our total loan portfolio, at fair value, consisted of variable rate investments, generally indexed to SOFR. See additional information under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”.

Investment Activity
The following is a summary of our investment activity for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Investments in debt and equity securities	$9,861,071	$4,801,354
Investments in Structured Finance Securities	—	—
Total investment purchases and originations	$9,861,071	$4,801,354

Proceeds from principal payments on portfolio investments	$12,992,943	$9,243,487
Proceeds from sales or redemptions of portfolio investments	2,959,261	4,413,511
Distributions received from portfolio investments	1,705,305	1,539,438
Total proceeds from principal payments, sales or redemptions, and distributions received from portfolio investments	$17,657,509	$15,196,436

Non-cash Investment Activity
During the year ended December 31, 2024, our first lien debt investment in Wellful Inc. underwent a restructuring, under which our investment was restructured at an effective price equal to approximately 83.5% of par for a combination of cash consideration and a new first lien debt investment in the company. We recognized a realized loss of $151,552 on the debt restructure corresponding to the amount forgiven upon the restructuring.
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Part 1, Item 1. Business—Portfolio Review/Risk Monitoring.” The following table shows the classification of our debt investments portfolio by risk category as of December 31, 2024 and 2023:

	Debt Investments as of December 31,
	2024			2023
Risk Category	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value
1 (Low Risk)	$—	$—	—%	$—	$—	—%
2 (Below Average Risk)	—	—	—	—	—	—
3 (Average)	22,994,301	22,906,190	79.6	33,633,578	33,050,840	94.5
4 (Special Mention)	7,272,470	5,864,508	20.4	2,195,743	1,900,738	5.4
5 (Substandard)	—	—	—	—	—	—
6 (Doubtful)	—	—	—	865,283	36,810	0.1
7 (Loss)	—	—	—	—	—	—
	$30,266,771	$28,770,698	100.0%	$36,694,604	$34,988,388	100.0%
Non-Accrual Loans
As of December 31, 2024
As of December 31, 2024, we had no debt investments on non-accrual status.
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
Net Investment Income: NII is a key performance metric in obtaining part of our investment objective of providing current income to stockholders. NII can be a general indicator of ICTI and the amount of distributions that will be required to be made due to RIC requirements. One of our main objectives is to increase NII, and, in turn, increase distributions to stockholders.
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
Net Increase (Decrease) in Net Assets Resulting From Operations: Net increase (decrease) in net assets resulting from operations is a key metric in assessing our performance and the overall profit or loss of our operations.
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

Comparison of the years ended December 31, 2024, 2023 and 2022
Operating results for the years ended December 31, 2024, 2023, and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
Total investment income	$5,980,392	$7,550,577	$5,570,461
Total operating expenses	4,385,512	5,717,069	4,562,425
Net expense limitations under agreements with the adviser	(116,345)	(375,818)	(517,877)
Net operating expenses	4,269,167	5,341,251	4,044,548
Net investment income	1,711,225	2,209,326	1,525,913
Net realized losses, net of taxes	(929,693)	(487,580)	(27,065)
Net unrealized appreciation (depreciation), net of deferred taxes	515,144	(1,026,368)	(3,219,174)
Net increase (decrease) in net assets resulting from operations	$1,296,676	$695,378	$(1,720,326)
Discussion of the years ended December 31, 2024, 2023, and 2022
Investment Income
Investment income for the years ended December 31, 2024, 2023, and 2022 is as follows:

	Year Ended December 31,
	2024	2023	2022
Interest income	$5,904,607	$7,504,588	$5,492,610
Dividend income	4,262	6,442	—
Fee income	71,523	39,547	77,851
Total investment income	$5,980,392	$7,550,577	$5,570,461
Total interest income decreased $1,599,981 during the year ended December 31, 2024 compared to the prior year, primarily due to a smaller average interest-bearing portfolio throughout the year as well as lower yields earned on our Structured Finance Securities.
During the years ended December 31, 2024, 2023 and 2022, total PIK income was $246,442, $171,677 and $25,353, respectively. During the year ended December 31, 2024, total PIK interest income increased $74,765 compared to the prior year, primarily due to a second lien debt investment that converted to all-PIK interest in the fourth quarter of 2023 and remained all-PIK throughout 2024.. During the year ended December 31, 2024, total PIK income represented 4.1% of total investment income.
Fee income is primarily comprised of unused loan commitment fees, prepayment fees and syndication fees that generally result from periodic transactions rather than from holding portfolio investments, and are considered non-recurring. We may receive syndication fees on investments where OFS Advisor sources, structures and arranges the lending group. During the year ended December 31, 2024, fee income increased $31,976 primarily due to an increase in syndication fee income.

Gross Expenses
Total operating expenses with respect to each governing expense limitation agreement for the years ended December 31, 2024, 2023, 2022 are presented below:

	Year Ended December 31,
	2024	2023	2022
Expenses subject to limitation under the Investment Advisory Agreement:
Amortization of deferred offering costs	$19,932	$20,055	$46,238
Contractual Issuer Expenses	96,413	366,413	360,324
Total expenses subject to limitation under the Investment Advisory Agreement:	116,345	386,468	406,562
Expenses subject to limitation under the Second Amended Expense Support Agreement:
Interest expense	1,561,498	2,144,934	1,463,456
Base management fees	496,994	619,862	619,633
Incentive fees	427,806	552,332	125,018
Administration fees	672,185	818,502	939,870
Professional fees	667,245	730,348	628,012
Transfer agent expenses	235,080	209,750	155,988
Other expenses and excise tax	204,612	254,268	216,603
Total expenses subject to limitation under the Second Amended Expense Support Agreement	4,265,420	5,329,996	4,148,580
HPCI-MB operating expenses	3,747	605	7,283
Total operating expenses	$4,385,512	$5,717,069	$4,562,425
Expenses Limited under the Investment Advisory Agreement
Offering expenses. OFS Advisor incurred offering costs of $6,826, $29,572 and $15,500 during the years ended December 31, 2024, 2023 and 2022, respectively. All offering costs are deferred and amortized over a twelve month period from the date incurred. Offering costs in these periods consist of professional fees of attorneys and other fees related to the preparation of our private placement memorandum and our dealer-manager agreement, due diligence activities, and development of marketing plans and materials for our common stock.
Contractual Issuer Expenses. OFS Advisor incurred Contractual Issuer Expenses of $96,413, $366,413 and $360,324 for the years ended December 31, 2024, 2023 and 2022, respectively, related to salaries and direct expenses of personnel of OFS Advisor and their affiliates directly involved in the Offering. For the year ended December 31, 2024, Contractual Issuer Expenses decreased $270,000 compared to the prior year, primarily due to a decrease in activity under the Offering process.
Expenses Limited under the Second Amended Expense Support Agreement
Interest expense. We incurred interest expense of $1,561,498, $2,144,934 and $1,463,456 for the years ended December 31, 2024, 2023 and 2022, respectively. During the year ended December 31, 2024, the decrease in interest expense compared to the prior year was primarily related to a decrease in the daily-average outstanding debt to $21,461,448 from $28,620,959.
Base management fees. Base management fees were $496,994, $619,862 and $619,633 for the years ended December 31, 2024, 2023 and 2022, respectively. During the year ended December 31, 2024, the decrease in base management fees compared to the prior year was primarily due to a smaller investment portfolio.
Incentive fees. Incentive fees were $427,806, $552,332 and $125,018 for the years ended December 31, 2024, 2023 and 2022, respectively. The decrease in incentive fees during the year ended December 31, 2024 was primarily due to a decrease in net investment income. For the years ended December 31, 2024, 2023 and 2022, incentive fees were comprised of Income Incentive Fees.
Administrative fees. Administrative fees were $672,185, $818,502 and $939,870 for the years ended December 31, 2024, 2023 and 2022, respectively, primarily related to accounting and record-keeping services, preparation and filing of required periodic reports with the SEC, legal and investor relation services. During the year ended December 31, 2024, the decrease in administrative fees was primarily due a reduction in legal and accounting services provided to us under the Administration Agreement.

Professional fees. We incurred professional fees of $667,245, $730,348 and $628,012 for the years ended December 31, 2024, 2023 and 2022, respectively, primarily comprised of professional fees of our registered public accounting firm, attorneys and a third-party valuation service provider. During the year ended December 31, 2024, the decrease in professional fees was primarily due to a decrease in legal and valuation fees.
Transfer agent expenses. We incurred transfer agent expenses of $235,080, $209,750 and $155,988 for the years ended December 31, 2024, 2023 and 2022, respectively. The increase in transfer agent expenses primarily related to the change in payment of common stock distributions on a monthly basis, rather than on a quarterly basis, commencing in the third quarter of 2022.
Other expenses and excise tax. We incurred other expenses and excise tax of $204,612, $254,268 and $216,603 for the years ended December 31, 2024, 2023 and 2022, respectively. For the year ended During the year ended December 31, 2024, the decrease in other expenses was primarily due to a decrease in investor relations expenses.
Expense Limitations
Expense Limitations under the Investment Advisory Agreement. We reimbursed OFS Advisor $0, $10,650 and $33,000 for offering costs and Contractual Issuer Expenses during the years ended December 31, 2024, 2023 and 2022, respectively.
We are conditionally obligated to pay OFS Advisor up to 1.5% of the gross proceeds raised in the Offering until all reimbursable organization and offering costs and Contractual Issuer Expenses paid by OFS Advisor and their affiliates have been recovered. As of December 31, 2024, unreimbursed and unexpired offering costs and Contractual Issuer Expenses were $875,049.
The determination of expense limitations under the Investment Advisory Agreement are presented below:

	Year ended December 31,
	2024	2023	2022
Total Expenses limited under the Investment Advisory Agreement	$116,345	$386,468	$406,562
Offering costs and Contractual Issuer Expenses reimbursed	—	(10,650)	(33,000)
Offering costs and Contractual Issuer Expenses limitations under the Investment Advisory Agreement	$116,345	$375,818	$373,562
Expense Limitations under the Second Amended Expense Support Agreement. Our gross operating expenses (operating expenses exclusive of offering costs and Contractual Issuer Expenses, and before limitations) were subject to limitation under the Second Amended Expense Support Agreement. The Advisor’s obligation to provide such expense support was a function of declared distributions on our common stock, and the amount of support provided was determined by reference to estimated unsupported investment company taxable income and the amount of the declared distribution. The Second Amended Expense Support Agreement provided expense support such that distributions were not paid from Offering proceeds (i.e., not a return of capital).
On November 26, 2024, we entered into the ESA Termination Agreement with OFS Advisor to terminate the Second Amended Expense Support Agreement effective January 1, 2025. Effective upon the termination date, OFS Advisor is no longer obligated to provide expense support payments to us and OFS Advisor agreed to waive payment by us for any accrued and unpaid reimbursement payments, other than any reimbursement payments with respect to the quarter ended December 31, 2024, for which there were none.

The determination of expense limitation under the Second Amended Expense Support Agreement for the years ended December 31, 2024, 2023, and 2022 are presented below:

	Year Ended December 31,
	2024	2023	2022
Total investment income - RIC	$5,980,392	$7,547,055	$5,570,461
Expenses limited under the Second Amended Expense Support Agreement(1):
Interest expense, base management fees, and incentive fees	2,486,298	3,317,128	2,208,107
Other operating expenses as defined in the Second Amended Expense Support Agreement(2)	1,779,123	2,012,868	1,940,473
Total expenses limited under the Second Amended Expense Support Agreement	4,265,421	5,329,996	4,148,580
Net investment income prior to limitation - RIC	1,714,971	2,217,059	1,421,881
Differences in recognition of ICTI and GAAP net investment income(3)	484,380	(219,902)	456,787
ICTI prior to expense limitation(4)	2,199,351	1,997,157	1,878,668
Declared distributions	1,776,121	1,959,271	2,022,983
Expense limitation (excess operating funds) under Second Amended Expense Support Agreement	$(423,230)(5)	$(37,886)(5)	$144,315
(1) Expense limitation under the Second Amended Expense Support Agreement excludes organization costs, amortization of deferred offering costs, Contractual Issuer Expenses, and the related expense support under the Investment Advisory Agreement, and other operating expenses of HPCI-MB as such expenses are permanent differences between GAAP net investment income and ICTI. See “Item 8—Financial Statements—Note 8. Federal Income Tax.”
(2) Generally defined in the Second Amended Expense Support Agreement as our operating expenses determined in accordance with GAAP excluding organization and offering expenses, Contractual Issuer Expenses, interest expense, base management fees, and incentive fees. Excludes expenses incurred at HPCI-MB, which do not affect RIC ICTI. See “Item 8—Financial Statements—Note 3. Related Party Transactions.”
(3)    Includes temporary and permanent differences between GAAP net investment income and estimated ICTI, such as differences in income recognition on subordinated note Structured Finance Securities, HPCI-MB earnings-and-profits distributions to us, taxable investment and debt modifications, and non-deductible excise tax.
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
(5)    Excess operating funds for the years ended December 31, 2024 and 2023 were not subject to reimbursement as of each year end based on the conditional reimbursement clauses under the Second Amended Expense Support Agreement. Such excess distributable taxable income will effectively spillover to the following tax year as accumulated distributable income.
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
As of December 31, 2024, unreimbursed and unexpired operating expense support was $144,315. In accordance with the ESA Termination Agreement, effective January 1, 2025, OFS Advisor waived its right to payment of any unreimbursed expense support, and we are no longer conditionally obligated to reimburse OFS Advisor for previously provided operating support of $144,315. See “Item 8—Financial Statements—Note 3. Related Party Transactions.”
Net realized and unrealized gain (loss) on investments
During the year ended December 31, 2024, we recognized net losses on investments of $414,549, as a result of net realized losses of $922,604, net unrealized appreciation of $564,544 and current and deferred income taxes of $56,489.

During the year ended December 31, 2023, we recognized net losses on investments of $1,513,948, as a result of net realized losses of $474,579, and net unrealized depreciation of $985,438, and current and deferred income taxes of $53,932. During the year ended December 31, 2023, we experienced net unrealized depreciation of $818,507 on our Structured Finance Securities managed by a single advisor.
During the year ended December 31, 2022, we recognized net losses on investments of $3,246,239 primarily due to unrealized depreciation of $1,902,248 and $1,182,701 on our loan portfolio and Structured Finance Securities, respectively.
Comparison of the three months ended December 31, 2024 and September 30, 2024
Consolidated operating results for the three months ended December 31, 2024 and September 30, 2024 are presented below:

	Three Months Ended
	December 31, 2024	September 30, 2024
Investment income
Interest income	$1,355,073	$1,419,520
Dividend Income	1,066	1,090
Fee income	33,460	1,775
Total investment income	1,389,599	1,422,385
Operating expenses
Interest expense	361,867	377,659
Base management fees	119,152	121,696
Incentive fees	97,660	96,023
Administrative fees	157,817	166,324
Professional fees	148,443	161,936
Transfer agent expenses	65,821	57,253
Other expenses	48,200	47,680
Excise tax	—	9,723
Contractual Issuer Expenses (credits)	4,574	(6,023)
Amortization of deferred offering costs	1,720	3,765
Total operating expenses	1,005,254	1,036,036
Net expense (limitations) under agreements with the adviser	(6,294)	2,258
Net operating expenses	998,960	1,038,294
Net investment income	390,639	384,091
Net gain (loss) on investments	394,660	(932,049)
Net increase (decrease) in net assets resulting from operations	$785,299	$(547,958)

Net investment income per share	$0.23	$0.22
Net increase (decrease) in net assets resulting from operations per share	$0.46	$(0.32)
Distributions declared per share	$0.25	$0.25
Investment Income
During the three months ended December 31, 2024, total investment income decreased $32,786 compared to the prior quarter, primarily due to a decrease in interest income related to a smaller average interest-bearing portfolio, and partially offset by a $31,685 increase in syndication and prepayment fees.

Gross Expenses
Total operating expenses with respect to each governing expense limitation agreement for the three months ended December 31, 2024 and September 30, 2024 are presented below:

	Three Months Ended
	December 31, 2024	September 30, 2024
Expenses subject to limitation under the Investment Advisory Agreement:
Amortization of deferred offering costs	$1,720	$3,765
Contractual Issuer Expenses (credits)	4,574	(6,023)
Total expenses (credits) subject to limitation under the Investment Advisory Agreement	6,294	(2,258)
Expenses subject to limitation under the Second Amended Expense Support Agreement:
Interest expense	361,867	377,659
Base management fees	119,152	121,696
Incentive fees	97,660	96,023
Administrative fees	157,817	166,324
Professional fees	148,443	161,936
Transfer agent expenses	65,821	57,253
Excise taxes	—	9,723
Other expenses	47,839	47,680
Total expenses subject to limitation under the Second Amended Expense Support Agreement	998,599	1,038,294
HPCI-MB operating expenses	361	—
Total operating expenses	$1,005,254	$1,036,036
For the three months ended December 31, 2024, expenses subject to limitation under the Second Amended Expense Support Agreement decreased compared to the prior quarter, primarily due to decreases in interest expense, administrative fees and professional fees.
Expense limitations provided under the Investment Advisory Agreement and Second Amended Expense Support Agreement for the three months ended December 31, 2024 and September 30, 2024 are presented below:

	Three Months Ended
	December 31, 2024	September 30, 2024
Net offering costs and Contractual Issuer Expenses (credits) limited under the Investment Advisory Agreement	$6,294	$(2,258)
Operating expense support (reimbursement) under the Second Amended Expense Support Agreement	—	—
Net expense limitations (credits)	$6,294	$(2,258)
Net realized and unrealized gain (loss) on investments
For the three months ended December 31, 2024, our portfolio experienced net gains of $394,660, primarily due to net unrealized appreciation of $517,478, partially offset by net realized losses of $118,979. For the three months ended December 31, 2024, we recognized a net realized loss of $151,552 on the restructuring of a first lien debt investment.
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

Portfolio Yields: The following table presents weighted-average yield metrics for our portfolio:

	Three Months Ended
	December 31, 2024	September 30, 2024
Weighted-average performing income yield(1):
Debt investments	13.2%	13.3%
Structured Finance Securities	13.4	14.0
Interest-bearing investments	13.2%	13.5%

Weighted-average realized yield:
Interest-bearing investments(2)	13.2%	13.5%
(1)    Performing income yield is calculated as (a) the actual amount earned on performing interest-bearing investments, including interest, prepayment fees and amortization of Net Loan Fees, divided by (b) the weighted-average of total performing interest-bearing investments at amortized cost.
(2)    Realized yield is calculated as (a) the actual amount earned on interest-bearing investments, including interest, prepayment fees and amortization of Net Loan Fees, divided by (b) the weighted-average of total interest-bearing investments at amortized cost, in each case, including debt investments on non-accrual status and non-performing Structured Finance Securities.
For the three months ended December 31, 2024, the decrease in our weighted-average performing income yield was primarily due to a decrease in the earned yields of our Structured Finance Securities.
Liquidity and Capital Resources
At December 31, 2024, we held cash of $980,084 and had an unused commitment of $9,735,000 under our Banc of California Credit Facility, subject to borrowing base requirements and other covenants.
Sources and Uses of Cash and Cash Equivalents
We expect to generate cash primarily from: (i) the net proceeds of the Offering; (ii) cash flows from our operations; (iii) the Banc of California Credit Facility and any financing arrangements we may enter into in the future; and (iv) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks, including the Banc of California Credit Facility, and issuances of senior securities. Our primary use of cash will be for: (i) investments in portfolio companies; (ii) the cost of operations (including paying OFS Advisor and OFS Services); (iii) debt service of any borrowings, including the Unsecured Note; and (iv) cash distributions to the holders of our common stock. Principal sources and uses of cash and liquidity are presented below:

	Year Ended December 31,
	2024	2023	2022
Cash from net investment income(1)	$949,863	$1,738,222	$1,157,881
Net (purchases and originations) repayments of portfolio investments(2)	5,421,687	8,915,716	(9,980,225)
Net cash provided by (used in) operating activities	6,371,550	10,653,938	(8,822,344)
Net proceeds from issuances of common stock	—	868,080	1,832,630
Repurchases of common stock	(2,008,669)	(2,217,546)	(2,643,326)
Net borrowings (repayments) under revolving line of credit	(2,400,000)	(7,500,000)	9,740,000
Payment of debt issuance costs	—	—	(3,500)
Distributions paid to stockholders	(1,790,628)	(1,969,788)	(2,377,300)
Net cash provided by (used in) financing activities	(6,199,297)	(10,819,254)	6,548,504
Net increase (decrease) in cash and cash equivalents	$172,253	$(165,316)	$(2,273,840)
(1) Cash from net investment income includes all other cash flows from operating activities reported in our statements of cash flows other than the amounts described below.
(2)    Net purchases and originations/repayments and sales of portfolio investments includes the purchase and origination of portfolio investments, proceeds from principal payments on portfolio investments, proceeds from sale or redemption of portfolio investments, changes in receivable for investments sold, payable from investments purchased as reported in our statements of cash flows, as well as differences in proceeds from distributions received from Structured Finance Securities relative to accretion of interest income on Structured Finance Securities.

Comparison of the years ended December 31, 2024 and 2023.
During the year ended December 31, 2024, operating activities provided net cash of $6,371,550, compared to operating activities providing $10,653,938 in net cash during the year ended December 31, 2023. The decrease in cash provided by operating activities compared to the prior year was primarily due to a reduction in net repayments of portfolio investments. In addition, net cash provided by operating activities benefited from the positive cash flow impact of expenses limitations under the Investment Advisory Agreement of $116,345 for the year ended December 31, 2024, which reduced the net amount paid to OFS Advisor and affiliates. Expense support and limitation under the Investment Advisory Agreement is cancellable at any time. On November 26, 2024, we entered into the ESA Termination Agreement with OFS Advisor to terminate the Second Amended Expense Support Agreement effective January 1, 2025.
During the year ended December 31, 2024, we used net cash of $6,199,297 in financing activities, compared to financing activities providing $10,819,254 of net cash during the year ended December 31, 2023. This decrease in net cash used in financing activities was primarily related a decrease of $5,100,000 in net repayments on our Banc of California Credit Facility.
Comparison of the years ended December 31, 2023 and 2022.
During the year ended December 31, 2023, operating activities provided net cash of $10,653,938, compared to operating activities using $8,822,344 in net cash during the year ended December 31, 2022. The increase in cash provided by (used in) operating activities compared to the prior year was primarily due to net repayments of portfolio investments of $8,915,716. In addition, net cash provided by operating activities benefited from the positive cash flow impact of expense limitations under the Investment Advisory Agreement of $375,818 for the year ended December 31, 2023, which reduced the net amount paid to OFS Advisor and affiliates.
During the year ended December 31, 2023, we used net cash of $10,819,255 in financing activities, compared to net cash of $6,548,504 in financing activities during the year ended December 31, 2022. This decrease in net cash provided by (used in) operating activities was primarily related to $7,500,000 in net repayments on our Banc of California Credit Facility.
Borrowings
Banc of California Credit Facility: We are party to the BLA with Banc of California, as lender, to provide us with a senior secured revolving credit facility, or the Banc of California Credit Facility. The Banc of California Credit Facility is available for general corporate purposes including investment funding. The maximum availability of the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which typically excludes Structured Finance Securities, and as otherwise specified in the BLA.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of December 31, 2024, we were in compliance with the applicable covenants.
The key terms of the Banc of California Credit Facility as of December 31, 2024 were as follows:

	Principal Outstanding	Unused Commitment	Floor Rate	Interest Rate	Stated Coupon	Annual Commitment Fee	Maturity Date
Banc of California Credit Facility	$5,265,000	$9,735,000	5.00%	Prime + 0.25%	7.75%	0.50%	February 28, 2026
On December 17, 2024, we amended the Banc of California Credit Facility to, among other things: (i) decrease the maximum commitment amount from $20,000,000 to $15,000,000; (ii) decrease the minimum tangible net asset value covenant from $15,000,000 to $12,000,000; and (iii) decrease the covenant requiring minimum quarterly net investment income after management/incentive fees from $300,000 to $200,000.
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

As of December 31, 2024, the Unsecured Note had the following terms and balances:

	Principal Outstanding	Unamortized Discount and Issuance Costs	Stated Interest Rate	Effective Interest Rate(1)	Maturity
Unsecured Note	$15,000,000	$139,317	5.50%	5.98%	November 27, 2026
(1) The effective interest rate on the Unsecured Note includes deferred debt issuance cost amortization.
The average daily-outstanding debt balance and average interest rate for all of our debt for the years ended December 31, 2024, 2023, and 2022, were as follows:

Year ended	Average Dollar Borrowings	Weighted Average Interest Rate
December 31, 2024	$21,461,448	7.28%
December 31, 2023	28,620,959	7.49
December 31, 2022	23,035,384	6.35
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
We continue to monitor the current banking environment. If the banks and financial institutions with whom we have credit facilities enter into receivership, undergo consolidation or become insolvent in the future, our liquidity may be reduced significantly. Our cash balances at third-party financial institutions generally exceed the federally insured limit. Our cash and cash equivalent balances are retained in custodian accounts with U.S. Bank Trust Company, National Association and we do not believe they are exposed to any significant credit risk.
Contractual Obligations
On July 15, 2016, we, with approval by our Board, entered into the Investment Advisory Agreement and the Administration Agreement. The Investment Advisory Agreement became effective as of August 30, 2016, the date that we satisfied the requirement of raising gross proceeds of $1,000,000 in the Offering, and the Board most recently approved its continuation on April 3, 2024.
On February 2, 2022, with approval by our Board, we entered into the Second Amended Expense Support Agreement and Second Amended Dealer Manager Agreement. On November 26, 2024, we entered into the ESA Termination Agreement with OFS Advisor to terminate the Second Amended Expense Support Agreement effective January 1, 2025. Effective January 1, 2025, we are no longer conditionally obligated to reimburse OFS Advisor for previously provided operating support of $144,315. See “Item 8—Financial Statements—Note 3. Related Party Transactions.”
At December 31, 2024, we had $980,084 of cash and cash equivalents, as well as unused commitment under our Banc of California Credit Facility of $9,735,000, to meet our short-term contractual obligations such as unfunded commitments to portfolio companies of $1,215,028.
Our long-term contractual obligations that mature in 2026, including our Banc of California Credit Facility and the Unsecured Note, which have an aggregate outstanding principal balance of $20,265,000 as of December 31, 2024, and can be repaid by selling portfolio investments that have a fair value of $36,054,042. Our debt obligations can also be repaid by issuing additional senior securities to refinance the debt. We cannot, however, be certain that these source of funds will be available and upon terms acceptable to us in sufficient amounts in the future. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value and incur significant realized losses on our invested capital.
Off-Balance Sheet Arrangements
OFS Advisor and its affiliates have incurred organizational and offering costs, and Contractual Issuer Expenses related to us, of which $875,049 and $829,397 were unreimbursed as of December 31, 2024 and 2023, respectively. We remain conditionally liable for organization and offering costs incurred by OFS Advisor and its affiliates on our behalf. See “Item 8— Financial Statements—Note 3. Related Party Transactions.”
OFS Advisor has provided unreimbursed operating expense support of $144,315 and $1,315,422 as of December 31, 2024 and 2023, respectively. Pursuant to the ESA Termination Agreement, effective January 1, 2025, OFS Advisor waived its right to payment of any unreimbursed expense support and we are no longer conditionally obligated to reimburse OFS Advisor for previously provided operating support of $144,315. See “Item 8—Financial Statements—Note 3. Related Party Transactions.”
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
Our Board maintains a variable dividend policy with the objective of distribution amounts of not less than 90% of our quarterly taxable income or potential annual income for a particular year. In addition, during the year, we may pay a special dividend, such that we may make additional, non-recurring, distributions of accumulated taxable income, while maintaining the option to spill over our excess taxable income to a following year. We may choose to retain a portion of our taxable income in any year and pay the 4% U.S. federal excise tax on the retained amounts. For the years ended December 31, 2024, 2023 and 2022, we recognized U.S. federal excise taxes of $9,723, $0, and $11,693, respectively.
Each year, a statement on Form 1099-DIV identifying the source of the distribution is distributed to the Company’s stockholders. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions.” Our distributions for the years ended December 31, 2024, 2023 and 2022 were comprised entirely of ordinary income.

The following table reflects the cash distributions per share that we declared on our common stock during the years ended December 31, 2024, 2023, and 2022. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Per Share Amount	Cash Distribution
Year ended December 31, 2024
January 27, 2024	January 29, 2024	February 5, 2024	$0.0846	$155,292
February 27, 2024	February 27, 2024	March 5, 2024	0.0846	155,292
March 27, 2024	March 27, 2024	April 5, 2024	0.0846	151,178
April 26, 2024	April 26, 2024	May 6, 2024	0.0846	151,178
May 29, 2024	May 29, 2024	June 5, 2024	0.0846	151,178
June 26, 2024	June 26, 2024	July 5, 2024	0.0846	147,168
July 27, 2024	July 29, 2024	August 5, 2024	0.0846	147,168
August 28, 2024	August 28, 2024	September 5, 2024	0.0846	147,168
September 26, 2024	September 26, 2024	October 7, 2024	0.0846	143,238
October 29, 2024	October 29, 2024	November 5, 2024	0.0846	143,238
November 26, 2024	November 26, 2024	December 5, 2024	0.0846	143,238
December 27, 2024	December 27, 2024	January 6, 2025	0.0846	140,785
			$1.0152	$1,776,121
Year ended December 31, 2023
January 27, 2023	January 27, 2023	February 6, 2023	$0.0846	$167,313
February 24, 2023	February 24, 2023	March 6, 2023	0.0846	167,595
March 29, 2023	March 29, 2023	April 5, 2023	0.0846	166,868
April 25, 2023	April 26, 2023	May 5, 2023	0.0846	166,868
May 26, 2023	May 26, 2023	June 5, 2023	0.0846	166,868
June 28, 2023	June 28, 2023	July 5, 2023	0.0846	162,632
July 27, 2023	July 27, 2023	August 7, 2023	0.0846	163,701
August 28, 2023	August 29, 2023	September 5, 2023	0.0846	163,701
September 26, 2023	September 27, 2023	October 5, 2023	0.0846	159,478
October 27, 2023	October 27, 2023	November 6, 2023	0.0846	159,478
November 27, 2023	November 28, 2023	December 5, 2023	0.0846	159,477
December 27, 2023	December 27, 2023	January 5, 2024	0.0846	155,292
			$1.0152	$1,959,271
Year ended December 31, 2022
January 26, 2022	January 27, 2022	April 15, 2022	$0.0846	$170,923
February 23, 2022	February 24, 2022	April 15, 2022	0.0846	170,923
March 28, 2022	March 29, 2022	April 15, 2022	0.0846	166,421
April 26, 2022	April 27, 2022	July 15, 2022	0.0846	166,956
May 25, 2022	May 26, 2022	July 15, 2022	0.0846	169,174
June 27, 2022	June 28, 2022	July 15, 2022	0.0846	167,069
July 26, 2022	July 27, 2022	August 5, 2022	0.0846	167,919
August 27, 2022	August 29, 2022	September 6, 2022	0.0846	171,232
September 27, 2022	September 28, 2022	October 5, 2022	0.0846	167,642
October 26, 2022	October 27, 2022	November 7, 2022	0.0846	168,960
November 26, 2022	November 28, 2022	December 5, 2022	0.0846	169,955
December 27, 2022	December 28, 2022	January 5, 2023	0.0846	165,809
			$1.0152	$2,022,983

Certain of the above distributions were funded, in part, through the reimbursement of certain operating expenses under the Second Amended Expense Support Agreement. The Second Amended Expense Support Agreement was designed to ensure no portion of our distribution to stockholders were paid from Offering proceeds, and provided expense reduction payments to us in any quarterly period in which our aggregate distributions to stockholders exceeds our cumulative ICTI and net realized gains. During the years ended December 31, 2024, 2023 and 2022, OFS Advisor provided us net operating expense support payments of $0, $0 and $144,314, respectively. On November 26, 2024, we entered into the ESA Termination Agreement with OFS Advisor to terminate the Second Amended Expense Support Agreement effective January 1, 2025
Repurchase of common stock
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
The following table summarizes the common stock repurchases by us for the years ended December 31, 2024, 2023 and 2022:

	Number of Shares	Amount
Year ended December 31, 2024
January 1, 2024 through March 31, 2024	48,625	$514,943
April 1, 2024 through June 30, 2024	47,393	495,729
July 1, 2024 through September 30, 2024	46,460	472,034
October 1, 2024 through December 31, 2024	28,998	294,331
Total	171,476	$1,777,037

Year ended December 31, 2023
January 1, 2023 through March 31, 2023	50,225	$564,529
April 1, 2023 through June 30, 2023	50,083	535,888
July 1, 2023 through September 30, 2023	49,926	542,188
October 1, 2023 through December 31, 2023	49,479	525,963
Total	199,713	$2,168,568

Year ended December 31, 2022
January 1, 2022 through March 31, 2022	53,204	$687,396
April 1, 2022 through June 30, 2022	52,161	646,796
July 1, 2022 through September 30, 2022	51,190	612,744
October 1, 2022 through December 31, 2022	50,611	574,941
Total	207,166	$2,521,877
All repurchased shares were retired upon acquisition.
Recent Developments
On January 28, 2025, Jeffrey A. Cerny notified our Board of his intention to retire. Mr. Cerny’s resignation as Chief Financial Officer and Treasurer is effective on March 31, 2025. The resignation was not in any way related to a disagreement with us on any matter relating to our operations, policies, practices or otherwise.
On January 28, 2025, our Board voted to appoint Kyle Spina as Chief Financial Officer and Treasurer of the Company, effective as of March 31, 2025, to fill the vacancy created by the resignation of Mr. Cerny.
On January 29, 2025, our Board declared a distribution of $0.06 per common share, which represents a 6.3% annualized distribution yield based on our common stock offering price as of January 30, 2025, which will be paid on April 15, 2025 to stockholders of record on January 29, 2025.
On February 26, 2025, our Board declared a distribution of $0.06 per common share, which represents a 6.3% annualized distribution yield based on our common stock offering price as of February 27, 2025, which will be paid on April 15, 2025 to stockholders of record on February 26, 2025.
On February 21, 2025, we commenced a tender offer pursuant to which we are offering to purchase up to 44,030 shares of our issued and outstanding common stock at a price equal to our net asset value per share on March 28, 2025.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, interest rate and inflation rate changes, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, the agenda of the new U.S. presidential administration, including the potential impact of tariff enactment and tax reductions, instability in the U.S. and international banking systems and the risk of recession or a shutdown of U.S. government services has introduced significant volatility in the financial markets, and the effects of this volatility has impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I—1A. Risk Factors”.
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of most portfolio investments without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to “Item 8. Consolidated Financial Statements” for the year ended December 31, 2024 for more information relating to our investment valuation.
Interest Rate Risk
As of December 31, 2024, a majority of our loans and mezzanine debt investments bore interest at floating interest rates and contained interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. The aggregate 100 basis point reduction in the U.S. Federal Reserve target federal funds rate effected from September 2024 through December 2024 influences SOFR-based rates, to which our variable rate debt investments are generally indexed. These rate decreases will likely result in our variable rate debt investments generating less interest income. Changes in interest rates, including potential additional interest rate reductions approved by the U.S. Federal Reserve, may impact our investment income, cost of funding and the valuation of our investments. Additional reductions in interest rates would reduce our interest income, which could in turn decrease our net investment income if such decreases in base interest rates are not offset by other factors, such as increases in the spread over such base interest rates or decreases in our operating expenses.
Our outstanding Unsecured Note bears interest at a fixed rate, which may result in net interest margin compression in a period of falling rates. Our Banc of California Credit Facility has a floating interest rate provision based on the Prime Rate, which resulted in a stated interest rate of 7.75% as of December 31, 2024.
Interest rate sensitivity refers to the change in interest income and interest expense that may result from changes in the level of interest rates. As of December 31, 2024, 1-month and 3-month SOFR were 4.33% and 4.31%, respectively. Assuming that the consolidated balance sheet as of December 31, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical changes in reference rates:

Basis point increase	Interest income	Interest expense	Net change
25	$11,447	$(13,345)	$(1,898)
50	91,323	(26,691)	64,632
75	171,200	(40,036)	131,164
100	251,077	(53,381)	197,696
125	330,953	(66,727)	264,226

Basis point decrease	Interest income	Interest expense	Net change
25	$(148,307)	$13,345	$(134,962)
50	(228,183)	26,691	(201,492)
75	(308,060)	40,036	(268,024)
100	(387,937)	53,381	(334,556)
125	(467,813)	66,727	(401,086)
Although we believe that the foregoing analysis is illustrative of our net investment income sensitivity to interest rate changes as of December 31, 2024, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facilities, that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Hancock Park Corporate Income, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Hancock Park Corporate Income, Inc. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments owned as of December 31, 2024 by correspondence with the custodians, agent banks, portfolio companies, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Chicago, Illinois
March 14, 2025

Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities

	December 31,
	2024	2023
Assets:
Non-control/non-affiliate investments, at fair value (amortized cost of $39,509,053 and $46,495,627 respectively)	$36,054,042	$42,476,072
Cash and cash equivalents	980,084	807,831
Receivable for investment sold	1,501,861	—
Interest receivable	163,585	241,886
Prepaid expenses and other assets	84,137	105,376
Total assets	38,783,709	43,631,165

Liabilities:
Revolving line of credit	5,265,000	7,665,000
Unsecured note (net of deferred debt issuance costs of $139,317 and $212,003, respectively)	14,860,683	14,787,997
Payable for investment purchased	257,393	—
Due to adviser and affiliates (see Note 3)	507,133	916,038
Payable for repurchase of common stock	294,331	525,963
Distributions payable	140,785	155,292
Interest payable	81,861	78,120
Other liabilities	385,519	255,269
Total liabilities	21,792,705	24,383,679

Commitments and contingencies (Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized, 1,664,123 and 1,835,599 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1,664	1,835
Paid-in capital in excess of par	22,203,936	23,990,525
Total accumulated losses	(5,214,596)	(4,744,874)
Total net assets	16,991,004	19,247,486

Total liabilities and net assets	$38,783,709	$43,631,165

Number of shares outstanding	1,664,123	1,835,599
Net asset value per share	$10.21	$10.49

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023	2022
Investment income
Interest income	$5,904,607	$7,504,588	$5,492,610
Dividend income	4,262	6,442	—
Fee income	71,523	39,547	77,851
Total investment income	5,980,392	7,550,577	5,570,461

Operating expenses
Interest expense	1,561,498	2,144,934	1,463,456
Base management fees	496,994	619,862	619,633
Incentive fees	427,806	552,332	125,018
Administrative fees	672,185	818,502	939,870
Professional fees	667,245	730,348	628,012
Transfer agent expenses	235,080	209,750	155,988
Other expenses	198,636	254,873	212,193
Excise tax	9,723	—	11,693
Contractual Issuer Expenses (see Notes 2 and 3)	96,413	366,413	360,324
Amortization of deferred offering costs	19,932	20,055	46,238
Total operating expenses	4,385,512	5,717,069	4,562,425
Less: Net expense limitations under agreements with the adviser (see Notes 2 and 3)	(116,345)	(375,818)	(517,877)
Net operating expenses	4,269,167	5,341,251	4,044,548

Net investment income	1,711,225	2,209,326	1,525,913

Net realized and unrealized gain (loss) on investments
Net realized loss on investments	(922,604)	(474,579)	(21,568)
Income tax expense on net realized investment gains	(7,089)	(13,001)	(5,497)
Net unrealized appreciation (depreciation) on investments	564,544	(985,437)	(3,242,301)
Deferred tax benefit (expense) on investments net unrealized appreciation (depreciation)	(49,400)	(40,931)	23,127
Net loss on investments	(414,549)	(1,513,948)	(3,246,239)

Net increase (decrease) in net assets resulting from operations	$1,296,676	$695,378	$(1,720,326)

Net investment income per common share - basic and diluted	$0.97	$1.14	$0.76
Net increase (decrease) in net assets resulting from operations per common share - basic and diluted	$0.74	$0.36	$(0.86)
Distributions declared per common share	$1.02	$1.02	$1.02
Basic and diluted weighted average common shares outstanding and subscribed	1,761,216	1,944,621	2,008,980

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at December 31, 2021	2,020,361	$2,020	$26,754,914	$(512,511)	$26,244,423
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	1,525,913	1,525,913
Net realized loss on investments, net of taxes	—	—	—	(27,065)	(27,065)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	(3,219,174)	(3,219,174)
Tax reclassifications of permanent differences	—	—	(385,867)	385,867	—
Common stock issued	164,499	164	2,038,546	—	2,038,710
Repurchases of common stock	(207,166)	(207)	(2,521,670)	—	(2,521,877)
Distributions to stockholders	—	—	—	(2,022,983)	(2,022,983)
Net decrease for the year ended December 31, 2022	(42,667)	(43)	(868,991)	(3,357,442)	(4,226,476)
Balances at December 31, 2022	1,977,694	$1,977	$25,885,923	$(3,869,953)	$22,017,947

Net increase in net assets resulting from operations:
Net investment income	—	—	—	2,209,326	2,209,326
Net realized loss on investments, net of taxes	—	—	—	(487,580)	(487,580)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	(1,026,368)	(1,026,368)
Tax reclassifications of permanent differences	—	—	(388,972)	388,972	—
Common stock issued	57,618	58	661,942	—	662,000
Repurchases of common stock	(199,713)	(200)	(2,168,368)	—	(2,168,568)
Distributions to stockholders	—	—	—	(1,959,271)	(1,959,271)
Net decrease for the year ended December 31, 2023	(142,095)	(142)	(1,895,398)	(874,921)	(2,770,461)
Balances at December 31, 2023	1,835,599	$1,835	$23,990,525	$(4,744,874)	$19,247,486

Net increase in net assets resulting from operations:
Net investment income	—	—	—	1,711,225	1,711,225
Net realized loss on investments, net of taxes	—	—	—	(929,693)	(929,693)
Net unrealized appreciation on investments, net of deferred taxes	—	—	—	515,144	515,144
Tax reclassifications of permanent differences	—	—	(9,723)	9,723	—
Repurchases of common stock	(171,476)	(171)	(1,776,866)	—	(1,777,037)
Distributions to stockholders	—	—	—	(1,776,121)	(1,776,121)
Net decrease for the year ended December 31, 2024	(171,476)	(171)	(1,786,589)	(469,722)	(2,256,482)
Balances at December 31, 2024	1,664,123	$1,664	$22,203,936	$(5,214,596)	$16,991,004
See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$1,296,676	$695,378	$(1,720,326)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments, net of deferred taxes	(515,144)	1,026,368	3,219,174
Net realized loss on investments	922,604	474,579	21,568
Income tax expense from realized gains on investments	7,089	13,001	5,497
Amortization of Net Loan Fees	(381,364)	(430,346)	(341,254)
Amendment fees collected	25,619	30,298	16,759
Amortization of deferred debt issuance costs	170,610	79,090	73,244
Payment-in-kind interest	(246,442)	(176,882)	(25,030)
Accretion of interest income on Structured Finance Securities	(1,130,283)	(1,479,366)	(1,192,059)
Purchase of portfolio investments	(9,861,071)	(4,801,354)	(21,034,571)
Proceeds from principal payments on portfolio investments	12,992,943	9,243,487	9,417,057
Proceeds from the sale or redemption of portfolio investments	2,959,261	4,413,511	100,849
Distributions received from portfolio investments	1,705,305	1,539,438	1,116,275
Changes in other operating assets and liabilities:
Interest receivable	78,301	(57,540)	16,807
Receivable for investments sold	(1,501,861)	—	1,612,224
Due to advisor and affiliates	(408,905)	199,289	73,913
Payable for investments purchased	257,393	—	—
Interest payable	3,741	(4,061)	3,178
Other assets and liabilities	(2,922)	(110,952)	(185,649)
Net cash provided by (used in) operating activities	6,371,550	10,653,938	(8,822,344)

Cash flows from financing activities
Net proceeds from the issuance of common stock	—	868,080	1,832,630
Distributions paid to stockholders	(1,790,628)	(1,969,788)	(2,377,300)
Repurchases of common stock	(2,008,669)	(2,217,546)	(2,643,326)
Borrowings under revolving line of credit	3,100,000	6,985,000	15,000,000
Repayments under revolving line of credit	(5,500,000)	(14,485,000)	(5,260,000)
Payments of debt issuance costs	—	—	(3,500)
Net cash provided by (used in) financing activities	(6,199,297)	(10,819,254)	6,548,504
Net increase (decrease) in cash	172,253	(165,316)	(2,273,840)
Cash — beginning of year	807,831	973,147	3,246,987
Cash — end of year	$980,084	$807,831	$973,147
Supplemental disclosure of cash flow information:
Organization and offering costs and Contractual Issuer Expenses paid by investment adviser and its affiliates (see Notes 2 and 3)	$103,239	$395,985	$375,824
Amortization of deferred offering costs limited by investment adviser (see Notes 2 and 3)	19,932	20,055	46,238
Cash paid during the year for interest	1,387,147	2,069,905	1,387,034
Subscription receivable	—	—	206,080
See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2024

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Non-control/Non-affiliate Investments
AIDC Intermediateco 2, LLC	Computer Systems Design Services
First Lien Debt		9.59%	SOFR+	5.25%	7/22/2022	7/22/2027	$490,000	$483,744	$490,000	2.9%
First Lien Debt		9.61%	SOFR+	5.25%	7/31/2023	7/22/2027	11,460	11,262	11,460	0.1
							501,460	495,006	501,460	3.0
Allen Media, LLC	Cable and Other Subscription Programming
First Lien Debt		9.98%	SOFR+	5.50%	9/15/2022	2/10/2027	1,218,026	1,152,440	856,740	5.0

Associated Springs, LLC	Spring Manufacturing
First Lien Debt		10.33%	SOFR+	5.75%	12/10/2024	4/4/2030	568,966	557,715	557,715	3.3
First Lien Debt (Delayed Draw) (12)		n/m (5)	SOFR+	5.75%	12/10/2024	4/4/2030	—	(2,131)	(2,131)	—
							568,966	555,584	555,584	3.3
Asurion, LLC (9)	Communication Equipment Repair and Maintenance
Second Lien Debt		9.72%	SOFR+	5.25%	8/20/2024	1/31/2028	1,500,000	1,416,914	1,469,468	8.6

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		13.09%	SOFR+	8.50%	6/10/2021	6/11/2028	1,325,758	1,315,943	1,240,909	7.3
Second Lien Debt		13.12%	SOFR+	8.50%	6/10/2021	6/11/2028	357,657	354,984	334,767	2.0
							1,683,415	1,670,927	1,575,676	9.3
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		11.72%	SOFR+	7.25%	2/2/2022	6/8/2029	1,833,333	1,703,488	1,772,833	10.4

Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt		10.96%	SOFR+	6.50%	2/25/2022	2/25/2027	962,742	956,678	956,003	5.6
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(555)	(903)	—
Common Equity (129 Class A units) (7)					2/25/2022			129,032	67,915	0.4
Preferred Equity (345 Class A units) 12.0% cash / 2.0% PIK								34,464	35,763	0.2
							962,742	1,119,619	1,058,778	6.2
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt		11.23%	SOFR+	6.75%	11/3/2023	12/30/2027	1,356,662	1,327,357	1,339,026	7.9
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.75%	11/3/2023	12/30/2027	—	(2,722)	(1,638)	—
							1,356,662	1,324,635	1,337,388	7.9

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2024

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 Common shares) (7)					3/27/2020			$46,403	$4,026	—%

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Second Lien Debt		11.22%	SOFR+	6.75%	9/28/2018	3/30/2029	$2,068,608	2,038,513	2,068,608	12.2

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)					3/8/2018			115,154	121,000	0.7

Excelin Home Health, LLC	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	10/1/2026	1,401,228	1,379,829	1,156,013	6.8

First Brands Group, LLC (9)	Other Motor Vehicle Parts Manufacturing
First Lien Debt		9.85%	SOFR+	5.00%	8/23/2024	3/30/2027	735,523	726,035	692,620	4.1
First Lien Debt		9.85%	SOFR+	5.00%	8/26/2024	3/30/2027	358,961	354,976	337,201	2.0
							1,094,484	1,081,011	1,029,821	6.1
GoTo Group (F/K/A LogMeIn, Inc.) (9)	Data Processing, Hosting, and Related Services
First Lien Debt		9.30%	SOFR+	4.75%	9/28/2022	4/28/2028	611,101	611,101	280,801	1.7
First Lien Debt		9.30%	SOFR+	4.75%	9/28/2022	4/28/2028	442,521	442,521	404,354	2.4
							1,053,622	1,053,622	685,155	4.1
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets) (9)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		11.18%	SOFR+	6.75%	7/20/2022	8/1/2029	1,787,218	1,716,975	1,706,051	10.0

Honor HN Buyer Inc	Services for the Elderly and Persons with Disabilities
First Lien Debt		10.23%	SOFR+	5.75%	10/15/2021	10/15/2027	834,815	827,106	834,815	4.9
First Lien Debt		10.23%	SOFR+	5.75%	10/15/2021	10/15/2027	527,928	522,205	527,928	3.1
First Lien Debt (Revolver) (12)		12.25%	Prime+	4.75%	10/15/2021	10/15/2027	12,376	11,457	12,376	0.1
First Lien Debt		10.23%	SOFR+	5.75%	4/28/2023	10/15/2027	587,350	582,888	587,350	3.5
							1,962,469	1,943,656	1,962,469	11.6

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2024

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		11.47%	SOFR+	6.75%	1/27/2022	3/2/2029	$670,732	$670,732	$670,732	3.9%

Inergex Holdings, LLC (2)	Other Computer Related Services
First Lien Debt		11.47% cash / 2.0% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	985,595	977,219	985,595	5.8
First Lien Debt (Revolver)		11.74% cash / 2.0% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	156,250	156,250	156,250	0.9
							1,141,845	1,133,469	1,141,845	6.7
Medrina LLC	All Other Outpatient Care Centers
First Lien Debt		10.44%	SOFR+	6.00%	10/20/2023	10/20/2029	737,234	722,494	744,606	4.4
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.00%	10/20/2023	10/20/2029	—	(2,127)	—	—
First Lien Debt (Delayed Draw) (12)		n/m (5)	SOFR+	6.00%	10/20/2023	10/20/2029	—	(370)	1,489	—
							737,234	719,997	746,095	4.4
Metasource, LLC	All Other Business Support Services
First Lien Debt		10.84% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	685,222	676,976	648,220	3.8

One GI LLC	Offices of Other Holding Companies
First Lien Debt		11.21%	SOFR+	6.75%	12/13/2021	12/22/2025	848,750	844,595	824,136	4.9
First Lien Debt		11.21%	SOFR+	6.75%	12/13/2021	12/22/2025	447,310	445,005	434,338	2.6
First Lien Debt (Revolver)		11.25%	SOFR+	6.75%	12/13/2021	12/22/2025	166,667	165,862	161,833	1.0
							1,462,727	1,455,462	1,420,307	8.5
Redstone Holdco 2 LP (F/K/A RSA Security)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		12.60%	SOFR+	7.75%	4/16/2021	4/27/2029	1,000,000	992,942	576,000	3.3

RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 Class A units) (7) (13)					1/17/2018			—	331,221	1.9

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2024

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
RumbleOn, Inc. (11)	Other Industrial Machinery Manufacturing
First Lien Debt (2)		12.10% Cash / 1.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	$652,202	$637,164	$618,940	3.6%
First Lien Debt (2)		12.10% Cash / 1.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	196,825	194,387	186,787	1.1
Warrants (warrants to purchase up to $55,000 in common stock) (7)					8/31/2021	8/14/2028 (6)		50,082	8,521	0.1
							849,027	881,633	814,248	4.8
SS Acquisition, LLC	Sports and Recreation Instruction
First Lien Debt		10.35%	SOFR+	6.00%	12/20/2024	12/20/2029	1,357,143	1,350,402	1,350,402	7.9
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.00%	12/20/2024	12/20/2029	—	(710)	(710)	—
							1,357,143	1,349,692	1,349,692	7.9
Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt		10.46%Cash / 1.00% PIK	SOFR+	6.00%	10/14/2021	10/14/2026	1,311,608	1,306,942	1,239,469	7.3
First Lien Debt (Revolver) (12)		10.55%	SOFR+	6.00%	10/14/2021	10/14/2026	88,235	87,764	80,956	0.5
							1,399,843	1,394,706	1,320,425	7.8
TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		13.35%	SOFR+	8.50%	5/13/2021	11/2/2028	1,500,000	1,524,232	1,431,000	8.4

Wellful Inc. (F/K/A KNS Acquisition Corp.)	Electronic Shopping and Mail-Order Houses
First Lien Debt		9.48%	SOFR+	5.00%	12/19/2024	4/19/2030	406,334	406,334	406,334	2.4
First Lien Debt		10.72%	SOFR+	6.25%	7/26/2021	10/19/2030	621,955	621,955	621,955	3.7
							1,028,289	1,028,289	1,028,289	6.1

Total Debt and Equity Investments							$30,824,295	$30,641,906	$29,339,144	172.7%

Structured Finance Securities (11)
Apex Credit CLO 2020 Ltd.
Subordinated Notes (14) (15)		18.21%	N/A		11/16/2020	4/20/2035	$3,650,000	$3,092,684	$2,542,284	15.0%

Apex Credit CLO 2021 Ltd.
Subordinated Notes (14) (15)		18.66%	N/A		5/28/2021	7/18/2034	1,480,000	1,097,629	905,908	5.3

Apex Credit CLO 2022-1 Ltd.
Subordinated Notes (14) (15)		13.26%	N/A		4/28/2022	4/22/2033	1,892,824	1,517,260	1,096,334	6.5

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2024

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets

CLO other (10)		4.84%	N/A					$10,348	$18,975	0.1%

Elevation CLO 2021-14, Ltd.
Subordinated Notes (14) (15)		4.77%	N/A		9/21/2021	10/20/2034	$1,750,000	1,337,887	705,025	4.1

Elevation CLO 2021-15, Ltd.
Subordinated Notes (14) (15)		4.84%	N/A		12/6/2021	1/5/2035	1,250,000	833,762	446,404	2.6

Monroe Capital MML CLO X, LTD.
Mezzanine Debt - Class E-R		13.27%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000,000	977,577	999,968	5.9

Total Structured Finance Securities							$11,022,824	$8,867,147	$6,714,898	39.5%

Total Investments							$41,847,119	$39,509,053	$36,054,042	212.2%
(1)    The Company’s investments are generally classified as “restricted securities” as such term is defined under Rule 6-03(f) of Regulation S-X or Rule 144 of the Securities Act. Equity ownership may be held in shares or units of companies affiliated with the portfolio company.
(2)    The interest rate on this investment contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for this investment. The following table provides additional details on this PIK investment, including the maximum PIK interest rate allowed as of December 31, 2024:

Portfolio Company	Investment Type	Maximum PIK Rate Allowed	Range of PIK Option	Range of Cash Option
Inergex Holdings, LLC	First Lien Debt	2.00%	0% to 2.00%	11.47% to 13.47%
Inergex Holdings, LLC	First Lien Debt (Revolver)	2.00%	0% to 2.00%	11.74% to 13.74%
RumbleOn, Inc.	First Lien Debt	1.50%	0% to 1.50%	12.10% to 13.60%
RumbleOn, Inc.	First Lien Debt	1.50%	0% to 1.50%	12.10% to 13.60%
(3)    A majority of the Company’s debt investments and mezzanine debt investments bear interest at rates determined by reference to SOFR or Prime, and reset monthly, quarterly, or semi-annually. For each variable-rate investment, the Company has provided the spread over the reference rate and current interest rate in effect at December 31, 2024.
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
(6)    Represents expiration date of the warrants.
(7)    Non-income producing.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2024
(8)    Investments pledged as collateral under the Banc of California Credit Facility.
(9)    Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.
(10)    Fair value represents discounted cash flows associated with fees earned from CLO equity related investments.
(11)    Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of December 31, 2024, approximately 80% of the Company's assets were qualifying assets.
(12)    Subject to unfunded commitments. The Company considers undrawn amounts in the determination of fair value on revolving lines of credit and delayed draw term loans. See Note 6.
(13)    Investment held by HPCI-MB, a wholly owned subsidiary subject to corporate income tax.
(14)    The rate disclosed on subordinated note investments is the estimated effective yield, generally established at purchase, and re-evaluated upon receipt of the initial distribution and each subsequent quarter thereafter. The estimated effective yield is based upon projected amounts and timing of future distributions and the projected amounts and timing of terminal principal payments, which generally are projected to occur prior to the contractual maturity date, were utilized in deriving the effective yield o the investments. The estimated yield and investment cost may ultimately not be realized.
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

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2023

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Non-control/Non-affiliate Investments
AIDC Intermediateco 2, LLC	Computer Systems Design Services
First Lien Debt		11.80%	SOFR+	6.25%	7/22/2022	7/22/2027	$495,000	$487,081	$493,414	2.6%
First Lien Debt		11.78%	SOFR+	6.25%	7/31/2023	7/22/2027	11,576	11,318	11,539	0.1
							506,576	498,399	504,953	2.7
Allen Media, LLC (9)	Cable and Other Subscription Programming
First Lien Debt		11.00%	SOFR+	5.50%	9/15/2022	2/10/2027	1,230,815	1,133,039	1,097,475	5.7

All Star Auto Lights, Inc.	Motor Vehicle Parts (Used) Merchant Wholesalers
First Lien Debt		10.97%	SOFR+	5.50%	12/19/2019	8/20/2025	5,176,085	5,143,925	5,174,237	26.9

Astro One Acquisition Corporation (17)	Other Miscellaneous Nondurable Goods Merchant Wholesalers
Second Lien Debt		14.11%	SOFR+	8.50%	1/31/2022	9/14/2029	1,000,000	865,283	36,810	0.2

Atlantis Holdings, LLC (9)	Electronics and Appliance Stores
First Lien Debt		12.60%	SOFR+	7.25%	3/29/2022	3/31/2029	1,557,895	1,514,045	1,524,789	7.9

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		14.11%	SOFR+	8.50%	6/10/2021	6/11/2028	1,325,758	1,313,086	1,325,758	6.9
Second Lien Debt		14.11%	SOFR+	8.50%	6/10/2021	6/11/2028	357,657	354,206	357,657	1.9
							1,683,415	1,667,292	1,683,415	8.8
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		12.72%	SOFR+	7.25%	2/2/2022	6/8/2029	833,333	822,613	737,204	3.8

Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt		11.96%	SOFR+	6.50%	2/25/2022	2/25/2027	1,097,177	1,087,235	1,059,724	5.5
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(813)	(4,405)	—
Common Equity (129 Class A units) (7)					2/25/2022			129,032	83,000	0.4
Preferred Equity (345 Class A units) 12.0% cash / 2.0% PIK								34,464	34,410	0.2
							1,097,177	1,249,918	1,172,729	6.1

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2023

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt		12.25%	SOFR+	6.75%	11/3/2023	12/30/2027	$1,370,506	$1,330,989	$1,330,989	6.9%
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.75%	11/3/2023	12/30/2027	—	(3,781)	(3,781)	—
							1,370,506	1,327,208	1,327,208	6.9
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 Common shares) (7)					3/27/2020			46,403	2,699	—

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Second Lien Debt		12.22%	SOFR+	6.75%	9/28/2018	3/30/2029	2,068,608	2,031,402	2,047,222	10.6

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)					3/8/2018			115,154	40,002	0.2

Electrical Components International, Inc.	Current-Carrying Wiring Device Manufacturing
Second Lien Debt		13.96%	SOFR+	8.50%	4/8/2021	6/26/2026	1,322,722	1,241,484	1,280,271	6.7

Excelin Home Health, LLC	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	12/31/2025	1,160,553	1,138,621	981,944	5.1

GoTo Group (F/K/A LogMeIn, Inc.) (9)	Data Processing, Hosting, and Related Services
First Lien Debt		10.28%	SOFR+	4.75%	9/28/2022	8/31/2027	1,378,680	1,057,122	918,794	4.8

Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		12.20%	SOFR+	6.75%	7/20/2022	8/1/2029	1,975,000	1,880,395	1,975,000	10.3

Honor HN Buyer Inc	Services for the Elderly and Persons with Disabilities
First Lien Debt		11.25%	SOFR+	5.75%	10/15/2021	10/15/2027	843,421	832,802	843,421	4.4
First Lien Debt		11.25%	SOFR+	5.75%	10/15/2021	10/15/2027	533,332	525,512	533,332	2.8
First Lien Debt (Revolver) (12)		13.25%	Prime+	4.75%	10/15/2021	10/15/2027	12,376	11,126	12,376	0.1
First Lien Debt (Delayed Draw) (12)		11.50%	SOFR+	6.00%	4/28/2023	10/15/2027	352,896	349,763	352,896	1.8
							1,742,025	1,719,203	1,742,025	9.1

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2023

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		12.28%	SOFR+	6.75%	1/27/2022	3/2/2029	$1,000,000	$1,000,000	$962,500	5.0%

Inergex Holdings, LLC	Other Computer Related Services
First Lien Debt (2)		12.58% cash / 1.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2024	991,189	985,511	991,189	5.1
First Lien Debt (Revolver)		12.58% cash / 1.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2024	156,250	154,153	156,250	0.8
							1,147,439	1,139,664	1,147,439	5.9
Medrina, LLC	All Other Outpatient Care Centers
First Lien Debt		11.74%	SOFR+	6.25%	10/20/2023	10/20/2029	744,681	726,684	726,684	3.8
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.25%	10/20/2023	10/20/2029	—	(2,571)	(2,571)	—
First Lien Debt (Delayed Draw) (12)		n/m (5)	SOFR+	6.25%	10/20/2023	10/20/2029	—	(1,614)	(1,614)	—
							744,681	722,499	722,499	3.8
Metasource, LLC	All Other Business Support Services
First Lien Debt		11.72% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	688,708	683,270	649,146	3.4
First Lien Debt (Delayed Draw) (12)		n/m (5)	SOFR+	6.25%	5/17/2022	5/17/2027	—	(909)	(17,233)	(0.1)
							688,708	682,361	631,913	3.3
One GI LLC	Offices of Other Holding Companies
First Lien Debt		12.21%	SOFR+	6.75%	12/13/2021	12/22/2025	857,500	848,972	815,264	4.2
First Lien Debt		12.21%	SOFR+	6.75%	12/13/2021	12/22/2025	451,863	447,180	429,607	2.2
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.75%	12/13/2021	12/22/2025	—	(1,635)	(8,209)	—
							1,309,363	1,294,517	1,236,662	6.4
Redstone Holdco 2 LP (F/K/A RSA Security)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		13.22%	SOFR+	7.75%	4/16/2021	4/27/2029	1,000,000	991,304	735,262	3.7

RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 Class A units) (7) (13)					1/17/2018			—	213,000	1.1

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2023

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
RumbleOn, Inc. (11)	Other Industrial Machinery Manufacturing
First Lien Debt		14.36% Cash / 0.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	$714,384	$692,360	$658,305	3.4%
First Lien Debt		14.36% Cash / 0.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	215,591	213,453	198,667	1.0
Warrants (warrants to purchase up to $55,000 in common stock) (7)					8/31/2021	8/14/2028 (16)		50,082	18,032	0.1
							929,975	955,895	875,004	4.5
Spear Education Holdings, LLC	Professional and Management Development Training
First Lien Debt		13.00%	SOFR+	7.50%	2/10/2023	12/15/2027	495,000	484,899	494,567	2.6

SS Acquisition, LLC (6)	Sports and Recreation Instruction
First Lien Debt		12.41%	SOFR+	6.75%	12/30/2021	12/30/2026	625,000	621,256	625,000	3.2
First Lien Debt		13.10%	SOFR+	7.45%	12/30/2021	12/30/2026	300,000	297,837	300,000	1.6
							925,000	919,093	925,000	4.8
STS Operating, Inc.	Industrial Machinery and Equipment Merchant Wholesalers
Second Lien Debt		13.46%	SOFR+	8.00%	5/15/2018	4/30/2026	1,593,220	1,593,208	1,593,220	8.3

Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt		11.75%	SOFR+	6.00%	10/14/2021	10/14/2026	1,315,475	1,311,793	1,228,653	6.4
First Lien Debt (Revolver) (12)		11.75%	SOFR+	6.00%	10/14/2021	10/14/2026	50,735	50,121	36,176	0.2
							1,366,210	1,361,914	1,264,829	6.6
TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		14.14%	SOFR+	8.50%	5/13/2021	11/2/2028	1,500,000	1,530,562	1,428,984	7.4

Wellful Inc. (F/K/A KNS Acquisition Corp.)	Electronic Shopping and Mail-Order Houses
First Lien Debt		11.72%	SOFR+	6.25%	7/26/2021	4/21/2027	943,750	942,317	901,875	4.7

Total Debt and Equity Investments							$37,746,736	$37,069,739	$35,379,531	183.9%

Structured Finance Securities (11)
Apex Credit CLO 2020 Ltd.
Subordinated Notes (14) (15)		14.89%	N/A		11/16/2020	10/20/2031	$3,650,000	$3,357,087	$2,316,143	12.0%

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2023

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Apex Credit CLO 2021 Ltd.
Subordinated Notes (14) (15)		21.61%	N/A		5/28/2021	7/18/2034	$1,480,000	$1,196,522	$979,339	5.1%

Apex Credit CLO 2022-1 Ltd.
Subordinated Notes (14) (15)		17.30%	N/A		4/28/2022	4/22/2033	1,892,824	1,563,211	1,228,407	6.4

CLO other (10)		15.55%	N/A					15,891	22,693	0.1

Elevation CLO 2021-14, Ltd.
Subordinated Notes (14) (15)		14.49%	N/A		9/21/2021	10/20/2034	1,750,000	1,427,657	1,002,131	5.2

Elevation CLO 2021-15, Ltd.
Subordinated Notes (14) (15)		15.55%	N/A		12/6/2021	1/5/2035	1,250,000	904,226	580,677	3.0

Monroe Capital MML CLO X, LTD.
Mezzanine Debt - Class E-R		14.12%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000,000	961,294	967,151	5.0

Total Structured Finance Securities							$11,022,824	$9,425,888	$7,096,541	36.8%

Total Investments							$48,769,560	$46,495,627	$42,476,072	220.7%
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
The Company’s objective is to provide stockholders with both current income and capital appreciation through its strategic investment focus primarily on debt investments and, to a lesser extent, equity investments in middle-market companies principally in the United States. In addition, the Company may invest in collateralized loan obligation (“CLO”) debt, subordinated notes (i.e., residual or equity) and loan accumulation facility securities (collectively referred to as “Structured Finance Securities”). OFS Capital Management, LLC (“OFS Advisor”), an affiliate of the Company, a registered investment adviser and a subsidiary of Orchard First Source Asset Management Holdings, LLC (“OFSAM Holdings”), serves as investment adviser to, and manages the day-to-day operations of the Company. OFS Advisor serves as the investment adviser or sub-adviser to other funds, including OFS Capital Corporation (“OFS Capital”), a publicly-traded BDC with an investment strategy similar to the Company’s. OFS Advisor also serves as the investment adviser to OFS Credit Company, Inc. (“OCCI”), a non-diversified, externally managed, closed-end registered investment company under the 1940 Act that primarily invests in Structured Finance Securities. Additionally, OFS Advisor serves as the investment adviser to separately-managed accounts and as the sub-advisor to investment companies managed by an affiliate.
The Company intends to raise up to $200,000,000 through offering shares of its common stock to investors in a continuous offering (the “Offering”) in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). From time to time, the Company has been party to agreements in which placement activities were conducted to solicit subscriptions to purchase shares of the Company’s common stock. On February 2, 2022, the Company, OFS Advisor and CCO Capital, LLC (“CCO”), an affiliate of the Company and OFS Advisor, entered into a dealer manager agreement, to among other things, appoint CCO the sole dealer manager of the Company and provide promotional and marketing services in connection with the Offering (“Second Amended Dealer Manager Agreement”). From time to time, the Company may enter into agreements with placement agents to sell, distribute and market shares of its common stock in the Offering. The Company may pay certain placement or “finder’s” fees to placement agents engaged by the Company in connection with the Offering. In addition, investors who are purchasing shares through a placement agent may be required to pay a fee or commission directly to the placement agent.
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
Note 2. Summary of Significant Accounting Policies
Basis of presentation: The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies, and the reporting requirements for Form 10-K, the 1940 Act, and Articles 6 and 12 of Regulation S-X. The consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation in accordance with GAAP.
Reclassifications: Certain prior period amounts may have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes thereto. Reclassifications did not impact net increase (decrease) in net assets resulting from operations, total assets, total liabilities or total net assets, or consolidated statements of changes in net assets and consolidated statements of cash flows classifications.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Principles of consolidation: The Company consolidates majority-owned investment company subsidiaries. The Company does not own any controlled operating company whose business consists of providing services to the Company, which would also require consolidation. All intercompany balances and transactions are eliminated upon consolidation.
Fair value of financial instruments: The Company applies fair value accounting to all of its financial instruments in accordance with ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), which defines fair value, establishes a framework to measure fair value, and requires disclosures regarding fair value measurements. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined through the use of models and other valuation techniques, valuation inputs, and assumptions market participants would use to value the financial instrument. Highest priority is given to prices for identical financial instruments quoted in active markets (Level 1) and the lowest priority is given to fair value estimates based on unobservable inputs (Level 3). The availability of observable inputs can vary significantly and is affected by many factors, including the type of product, whether the product is new to the market, whether the product is traded on an active exchange or in the secondary market, and current market conditions. To the extent that the valuation is based on less observable or unobservable inputs, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by OFS Advisor in determining fair value is greatest for financial instruments classified as Level 3 (i.e., those instruments valued using unobservable inputs), which comprise the majority of the Company’s investments. See Note 5 for details.
Material changes to OFS Advisor’s valuation policy are reviewed and approved by management and the Company’s board of directors (the “Board”). As the Company’s investments change, markets change, new products develop, and valuation inputs become more or less observable, OFS Advisor, as valuation designee, will continue to evaluate its valuation methodologies.
See Note 5 for more detailed disclosures of the Company’s fair value measurements of its financial instruments.
Investment classification: The Company classifies its investments in accordance with the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in those companies in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of board representation. “Affiliate Investments” are defined as investments in those companies in which the Company owns between 5% and 25% of the voting securities and “Non-Control/Non-Affiliate Investments” are those that neither qualify as Control Investments nor Affiliate Investments. As of December 31, 2024 and 2023, the Company did not have any investments classified as Affiliate Investments or Control Investments.
Reportable segments: In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company adopted ASU 2023-07 as of December 31, 2024. The Company determined it operates through a single operating and reporting segment with a single investment objective to provide its stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments. Pursuant to ASU 2023-07, the Company identified its Chief Executive Officer as the chief operating decision maker (“CODM”). The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities and the significant segment expenses are listed on the consolidated statements of operations.
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
Cash and cash equivalents: The Company’s cash balances are maintained with a member bank of the Federal Deposit Insurance Corporation (“FDIC”) and, such balances generally exceed the FDIC insurance limits. The Company does not believe its cash balances are exposed to any significant credit risk. As of December 31, 2024 and 2023, cash includes $980,084 and $807,831, respectively, held in a US Bank Trust Company, National Association money market deposit account.
Offering costs: Offering costs include legal, accounting, printing and other expenses pertaining to the preparation of the Offering, the related dealer manager agreement, and other underwriting expenses, which include permissible due diligence reimbursements to the dealer manager and participating broker-dealers. Offering costs related to the continuous Offering are amortized over the twelve-months following the period incurred on a straight-line basis. The recognition of offering costs and deferred offering costs is limited under an agreement with OFS Advisor and are subject to conditional reimbursement. See Note 3.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Contractual issuer expenses: Contractual issuer expenses are expenses defined in an agreement with OFS Advisor that are related to the Offering but not included in GAAP offering costs. Contractual issuer expenses include: (a) costs associated with technology integration between the Company’s systems and those of its participating broker-dealers; (b) marketing expenses, including development of marketing materials and marketing presentations, training and educational meetings, and generally coordinating the marketing process for the Company; and (c) the salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in the Offering and these other contractually-defined activities (“Contractual Issuer Expenses”). Contractual Issuer Expenses are expensed as incurred and such amounts are limited under an agreement with OFS Advisor and are subject to conditional reimbursement. See Note 3.
Expense Limitation Agreement: The Company benefits from an expense limitation agreement with OFS Advisor that relates to the amortization of offering costs and Contractual Issuer Expenses.
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
Revenue recognition:
Interest income: Interest income from the Company’s loan and CLO mezzanine debt investments is recognized on an accrual basis and reported as interest receivables until collected. Interest income is accrued based on the outstanding principal amount on the consolidated schedule of investments and the contractual terms of the debt investment. Certain of the Company’s investments contain a payment-in-kind interest income provision (“PIK interest”). The PIK interest, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash. PIK interest on such investments is generally due at the maturity of the investment. Recognition of cash and PIK interest includes assessments of collectability. The Company discontinues the accrual of interest income, including PIK interest, when there is reasonable doubt that the interest income will be collected. See Non-Accrual Loans section.
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
The Company may also acquire or receive equity, warrants or other equity-related securities in connection with the Company’s acquisition of, subsequent amendment or restructuring to, debt investments. The Company determines the cost basis of the equity investment based on its relative fair value to the fair value of debt investments and other securities or consideration received. Any resulting difference between the face amount of the debt and its recorded cost resulting from the assignment of value to the equity investment is treated as OID, and accreted into interest income as described above.
Interest income - Structured Finance Securities: Structured Finance Securities include CLO mezzanine debt, CLO subordinated notes and loan accumulation facility positions. Interest income from investments in CLO subordinated notes is recognized on the basis of the estimated effective yield to expected redemption utilizing assumed cash flows in accordance with ASC Subtopic 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the estimated cash flows from its CLO subordinated notes, and the accretable yields are generally established at purchase, and re-evaluated upon the receipt of the initial distribution and each subsequent quarter thereafter. Expected cash flows inherent in the Company’s estimates of accretable yields are based on expectations of defaults and loss-on-default severity, as well as other loan-performance assumptions, impacting the loans in the underlying CLO portfolios, as well as the estimated timing of redemption and the associated liquidation price of the terminal principal payment upon redemption. These assumed cash flows represent significant estimates and are subject to a reasonable possibility of near-term change due to economic and credit market conditions, and the effect of these changes could be material. The Company ultimately may not realize income accreted on CLO subordinated note securities.
Further, the Company may receive other CLO equity-related securities in connection with the Company’s acquisition of, subsequent amendment to, or restructuring of, CLO equity investments. The Company determines the cost basis of the security based on its fair value and the fair value of the CLO equity investment and other securities or consideration received.
Interest income from investments in loan accumulation facilities is recognized on an accrual basis based on an estimated yield. Income notes associated with loan accumulation facilities generally earn returns equal to the actual income earned on facility assets less costs of senior financing and manager costs. Interest income is generally received upon the earlier of the closing of

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

the CLO securitization or liquidation of the underlying portfolio. The Company periodically evaluates the realizability of such amounts and, if necessary, subsequently adjusts the estimated yield.
Dividend income: Dividend income on common equity securities in limited liability companies, partnerships, and other private entities, generally payable in cash, is accrued at the time dividends are declared (in the absence of a formal ex-dividend or record date). Declared dividends payable in cash are reported as dividends receivable until collected. Distributions in excess of current or accumulated net income of the underlying portfolio company are recorded as return of capital and, correspondingly, as a reduction in the cost of the investment. Dividend income on preferred equity investments is accrued based on the contractual terms of the preferred equity investment, subject to assessments of collectability (including fair value coverage). Dividends on preferred equity securities may be payable in cash or in additional preferred securities. Non-cash dividends payable in additional preferred securities (“PIK dividends”) are recorded as an adjustment (i.e., increase) to the cost basis of the investment. The Company discontinues accrual of PIK dividends when there is reasonable doubt that the income will ultimately be collected.
Fee income: The Company generates fee revenue in the form of syndication, prepayment, and other contractual fees, that are recognized as the related services are rendered, which, when received from portfolio companies are non-recurring in nature. Prepayment fees are received on certain loans when repaid prior to their scheduled due date, which are recognized as earned when received. Syndication fees are received for capital structuring, loan syndication or advisory services from certain portfolio companies, which are recognized as earned upon closing of the investment. The Company also earns unfunded commitment fees on undrawn revolving lines of credit and delayed draw facility commitments.
Investment transactions and net realized and unrealized gain or loss on investments: Investment transactions are reported on a trade-date basis. Unsettled trades as of the statement of assets and liabilities date are included in receivable for investments sold and payable for investments purchased, as applicable. Primary market new issue trades are recorded on the closing and issuance of the security. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of the investment on the trade date. Investments are reported at fair value in accordance with ASC 820 as determined in good faith by OFS Advisor, as the valuation designee, under the active supervision of the Board. The Company reports changes in the fair value of investments, relative to the amortized cost of investments, as net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
Non-accrual loans: Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as interest income or applied as a reduction to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, it is probable that the Company will collect all principal and interest from the investment. See Note 4 for further information on loans on non-accrual status as of December 31, 2024 and December 31, 2023.
Income taxes: The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for tax treatment as a RIC, the Company must, among other things, meet certain source of income and asset diversification requirements, and timely distribute at least 90% of its annual investment company taxable income (“ICTI”) to its stockholders. The Company has made, and intends to continue to make, the requisite distributions to its stockholders, which generally relieves the Company from U.S. federal income taxes.
Depending on the level of ICTI earned in a tax year, the Company may choose to retain ICTI in an amount less than that which would trigger U.S. federal income tax liability under Subchapter M of the Code. However, the Company would be liable for a 4% excise tax on such undistributed income. Such spillover income increases the Company’s RIC distribution requirement in the following year. An excise tax liability is recognized when the Company determines its estimated current year annual ICTI, capital gain net income, and any undistributed ICTI and capital gain net income from the prior year, as defined in the Code, exceeds distributions paid during the calendar year.
The Company may utilize HPCI-MB when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC. For U.S. federal income tax purposes, HPCI-MB is not consolidated with the RIC and is taxed as a C-Corporation. See Note 8 for further information.
The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater and undistributed ICTI, income and excise tax expense, and, if involving multiple years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

uncertain tax benefits as income tax expense. There were no uncertain income tax positions as of December 31, 2024 and 2023. The current and prior three tax years generally remain subject to examination by U.S. federal and most state tax authorities.
Distributions: Distributions to common stockholders are recognized on the record date. The amount, timing and form of distributions is determined by the Board each month. Distributions from net investment income and net realized gains are determined in accordance with the Code. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. Distributions paid in excess of current and accumulated ICTI, and not capital gains, are considered returns of capital to stockholders.
Net investment income determined in accordance with tax regulations may differ from net investment income for financial reporting purposes. Differences may be temporary or permanent. Permanent differences result in a reclassification between capital accounts. Additionally, certain short-term capital gains may be reported as ordinary income for tax purposes. Distributions paid by the Company in accordance with RIC requirements are subject to re-characterization for tax purposes. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its estimated ICTI and distributions paid for the full year.
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred debt issuance costs are presented as a direct reduction of the related debt liability on the consolidated statements of assets and liabilities except for deferred debt issuance costs associated with the Company's revolving line of credit, which are included in prepaid expenses and other assets on the consolidated statements of assets and liabilities. Unamortized debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2024 and 2023 were $82,425 and $100,040, respectively. Deferred debt issuance costs are amortized to interest expense on a straight-line basis over the term of the related debt.
Interest expense: Contractual interest expense on the Company’s borrowings is recognized as interest expense on the consolidated statements of operations. Interest expense is recognized on an accrual basis as incurred.
Concentration of credit risk: Aside from the Company’s investments, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company exceeds the federally insured limits. The Company places cash deposits only with high credit quality institutions which OFS Advisor believes will mitigate the risk of loss due to credit risk. If borrowers completely fail to perform according to the terms of the contracts, the amount of loss due to credit risk from the Company’s investments is equal to the sum of the Company’s recorded investment and the unfunded commitments disclosed in Note 6.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
Pre-incentive fee net investment income is expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter. The incentive fee with respect to pre-incentive fee net income is 100.0% of the amount, if any, by which the pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 1.75% (or 7.0% annualized) “hurdle rate” but is less than 2.1875% (or 8.75% annually), referred to as the “catch-up” provision, and 20.0% of the amount of pre-incentive fee net investment income, if any, that exceeds 2.1875%. The “catch-up” is meant to provide OFS Advisor with 20.0% of the pre-incentive fee net investment income as if a hurdle rate did not apply if pre-incentive fee net investment income exceeds 2.1875% in any calendar quarter. The Income Incentive Fee was calculated before the determination of any operating expense limitation under the Second Amended Expense Support Agreement, as further described below.
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
Administration Agreement: OFS Capital Services, LLC (“OFS Services”), a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor, furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to an administration agreement

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

between the Company and OFS Services, dated July 15, 2016 (“Administration Agreement”). The Board most recently approved the continuation of the Administration Agreement on April 3, 2024. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services. Amounts charged under the Administration Agreement exclude Contractual Issuer Expenses.
Equity Ownership: As of December 31, 2024, affiliates of OFS Advisor held 74,084 shares of common stock, which is approximately 4.5% of the Company’s outstanding shares of common stock.
Expenses recognized under agreements with OFS Advisor, CCO and OFS Services and distributions paid to affiliates for the years ended December 31, 2024, 2023 and 2022 are presented below:

	Year Ended December 31,
	2024	2023	2022
Base management fees	$496,994	$619,862	$619,633
Incentive fees(1)	427,806	552,332	125,018
Administrative fees	672,185	818,502	939,870
Dealer manager fees	—	7,100	41,800
Reimbursements of offering and Contractual Issuer Expenses	—	10,650	33,000
Distributions paid to affiliates	75,210	75,210	75,210
(1) During the years ended December 31, 2024, 2023 and 2022, incentives fees were comprised of Income Incentive Fees.
Expense Limitation Agreements: The Company benefited from contractual agreements with OFS Advisor that provide expense limitation support. The Investment Advisory Agreement provides expense support in regard to the amortization of offering costs and Contractual Issuer Expenses; and (ii) the Second Amended and Restated Expense Support and Conditional Reimbursement Agreement dated February 2, 2022, between the Company and OFS Advisor, agreed to and accepted by CIM Capital IC Management, LLC, an affiliate of OFS Advisor (the “Second Amended Expense Support Agreement”), provideed expense support for all other operating expenses.
On November 26, 2024, the Company and OFS Advisor entered into an agreement to terminate the Second Amended Expense Support Agreement (the “ESA Termination Agreement”). Pursuant to the ESA Termination Agreement, the Company and OFS Advisor agreed that effective January 1, 2025, to: (i) terminate the expense support provided by OFS Advisor and (ii) waive payment by the Company to OFS Advisor for any accrued and unpaid reimbursement payments (other than any reimbursement payments with respect to the quarter ending December 31, 2024, for which there were none).
OFS Advisor’s obligation to provide expense support to the Company under the Investment Advisory Agreement can be terminated at any time.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Expense limitations provided under the Investment Advisory Agreement and the Second Amended Expense Support Agreement for the years ended December 31, 2024, 2023 and 2022, are presented below:

	Year Ended December 31,
	2024	2023	2022
Net offering costs and Contractual Issuer Expenses limitations under the Investment Advisory Agreement	$116,345	$375,818	$373,563
Net operating expense support under the Second Amended Expense Support Agreement	—	—	144,314
Total expense limitations	$116,345	$375,818	$517,877
At December 31, 2024 and 2023, the Company is conditionally obligated to reimburse OFS Advisor for aggregate expense support provided since inception, as presented below:

	December 31,
	2024	2023
Unreimbursed offering costs and Contractual Issuer Expenses under the Investment Advisory Agreement	$875,049	$829,397
Unreimbursed operating expense limitations under the Second Amended Expense Support Agreement(1)	144,315	1,315,422
Total conditional reimbursement obligation under expense limitation agreements	$1,019,364	$2,144,819
(1) In accordance with the ESA Termination Agreement, effective January 1, 2025, the Company is no longer conditionally obligated to reimburse OFS Advisor for previously provided operating support of $144,315.
Offering costs and Contractual Issuer Expense limitations: The Company received aggregate expenses limited under the Investment Advisory Agreement of $2,856,921 through December 31, 2024, and OFS Advisor expects to continue to incur offering costs and Contractual Issuer Expenses on behalf of the Company throughout the Offering. Under the terms of the Investment Advisory Agreement, the Company is conditionally liable for these costs, which are eligible for reimbursement for three years from the date incurred. The Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all amounts eligible for reimbursement have been recovered. The Company reimbursed OFS Advisor organization and offering costs of $0, $10,650 and $33,000 for the years ended December 31, 2024, 2023 and 2022, respectively.
Unreimbursed organization and offering costs, and Contractual Issuer Expenses as of December 31, 2024 are summarized below based on the period in which the costs were incurred:

Period incurred	Unreimbursed Total	Expiration of reimbursement eligibility(1)
Three months ended March 31, 2022	$39,966	March 31, 2025
Three months ended June 30, 2022	167,789	June 30, 2025
Three months ended September 30, 2022	107,017	September 30, 2025
Three months ended December 31, 2022	61,052	December 31, 2025
Year ended December 31, 2023	395,985	December 31, 2026
Year ended December 31, 2024	103,240	December 31, 2027
Total unreimbursed offering costs and Contractual Issuer Expenses	$875,049
(1)    Expenses are pooled monthly for the determination of their reimbursement expiration date and are summarized into quarterly and yearly pools for presentation purposes. Expiration of reimbursement eligibility for portions of each pool occurs at each month-end within the periods presented above.
All Other Operating Expenses: All other operating expenses, not separately limited under the Investment Advisory Agreement, were limited under the Second Amended Expense Support Agreement such that no distribution by the Company was deemed to be a return of capital contributed by its stockholders. OFS Advisor was required to provide expense support payments to the Company when its distributable taxable income is less than its aggregate distributions declared during the year. The Second Amended Expense Support Agreement was terminated effective January 1, 2025, and OFS Advisor is no longer required to provide ongoing expense support payments as of that date.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

For the year ended December 31, 2024, the Company had excess distributable operating income in excess of prior unreimbursed operating expense limitations of $144,315; however, such amounts were not eligible for reimbursement as of December 31, 2024 based on the conditional reimbursement clauses under the Second Amended Expense Support Agreement.
Unreimbursed support for operating expenses provided under the Second Amended Expense Support Agreement and conditions for reimbursement to OFS Advisor as of December 31, 2024, are summarized below:

		Other Operating Expense Ratio
Support Provided	Unreimbursed Expense Support(1)	Annualized for the Quarter Limitation was Provided	Annual for Year Limitation was Provided	Annualized Rate of Distribution Per Share(2)	Expiration of Reimbursement Eligibility
March 31, 2022	$134,376	7.2%	8.1%	7.0%	March 31, 2025
December 31, 2022	9,939	8.5%	8.1%	7.8%	December 31, 2025
Total	$144,315
(1)    In accordance with the ESA Termination Agreement, effective January 1, 2025, OFS Advisor waived its right to payment of any unreimbursed expense support and the Company is no longer conditionally obligated to reimburse OFS Advisor for previously provided operating support of $144,315.
(2)    The annualized rate of distributions per share is expressed as a percentage equal to the annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular quarterly cash distribution per share as of such date without compounding), divided by our offering price per share as of such date.
Note 4. Investments
As of December 31, 2024, the Company had loans to 25 portfolio companies, of which 63% were first lien loans and 37% were second lien loans, at fair value, respectively. The Company also had equity investments in five portfolio companies and six investments in Structured Finance Securities.
As of December 31, 2024, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$18,869,194	47.8%	111.0%	$18,050,368	50.1%	106.3%
Second lien debt investments	11,397,577	28.8	67.1	10,720,330	29.7	63.1
Preferred equity investments	34,464	0.1	0.2	35,763	0.1	0.2
Common equity and warrant investments	340,671	0.9	2.0	532,683	1.5	3.1
Total debt and equity investments	30,641,906	77.6	180.3	29,339,144	81.4	172.7
Structured Finance Securities	8,867,147	22.4	52.2	6,714,898	18.6	39.5
Total	$39,509,053	100.0%	232.5%	$36,054,042	100.0%	212.2%
(1) Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $12,118,634 and $12,008,672, respectively.
As of December 31, 2024, the Company had no loans on non-accrual status with respect to interest and Net Loan Fee amortization.
As of December 31, 2024, all of the Company’s debt and equity investments were domiciled in the United States, while its Structured Finance Securities were domiciled in the Cayman Islands. These CLO investments generally hold underlying portfolios of debt investments of United States domiciled companies. Geographic composition is determined by the location of the corporate headquarters of the portfolio company.
As of December 31, 2024, the industry composition of the Company’s portfolio consisted of the following:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$4,239,721	10.8%	24.9%	$4,147,828	11.6%	24.4%
Education Services	1,349,692	3.4	7.9	1,349,692	3.7	7.9

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Finance and Insurance	$1,324,635	3.4%	7.8%	$1,337,388	3.7%	7.9%
Health Care and Social Assistance	6,834,028	17.3	40.1	6,499,031	18.0	38.3
Information	2,321,216	5.9	13.7	1,994,116	5.5	11.7
Management of Companies and Enterprises	1,455,462	3.7	8.6	1,420,307	3.9	8.4
Manufacturing	5,616,422	14.2	33.1	5,492,911	15.2	32.4
Other Services (except Public Administration)	1,416,914	3.6	8.3	1,469,468	4.1	8.6
Professional, Scientific, and Technical Services	1,628,475	4.1	9.6	1,643,305	4.6	9.7
Public Administration	46,403	0.1	0.3	4,026	—	—
Retail Trade	2,745,264	6.9	16.2	2,734,340	7.6	16.1
Wholesale Trade	1,663,674	4.2	9.8	1,246,732	3.5	7.3
Total debt and equity investments	$30,641,906	77.6%	180.3%	$29,339,144	81.4%	172.7%
Structured Finance Securities	8,867,147	22.4	52.2	6,714,898	18.6	39.5
Total investments	$39,509,053	100.0%	232.5%	$36,054,042	100.0%	212.2%
As of December 31, 2023, the Company had loans to 28 portfolio companies, of which 67% were first lien loans, 33% were second lien loans at fair value, respectively. The Company also had equity investments in five portfolio companies and six investments in Structured Finance Securities.
At December 31, 2023, the Company’s investments consisted of the following:

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
As of December 31, 2023, the Company had loans on non-accrual status with respect to interest and Net Loan Fee amortization, with an amortized cost and fair value of $865,283 and $36,810, respectively.
At December 31, 2023, all of the Company’s debt and equity investments were domiciled in the United States, while its Structured Finance Securities were domiciled in the Cayman Islands. These CLO investments generally hold underlying portfolios of debt investments of United States domiciled companies. Geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2023, the industry composition of the Company’s portfolio consisted of the following:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$4,244,326	9.2%	22.1%	$4,108,120	9.7%	21.4%
Education Services	1,403,992	3.0	7.3	1,419,567	3.4	7.4
Finance and Insurance	1,327,208	2.9	6.9	1,327,208	3.1	6.9
Health Care and Social Assistance	6,497,533	14.0	33.8	6,302,612	14.9	32.7
Information	2,305,315	4.9	12.0	2,269,271	5.4	11.8
Management of Companies and Enterprises	1,294,517	2.8	6.7	1,236,662	2.9	6.4
Manufacturing	4,381,905	9.4	22.8	4,157,307	9.8	21.6
Professional, Scientific, and Technical Services	1,638,063	3.6	8.5	1,652,392	3.9	8.6
Public Administration	46,403	0.1	0.2	2,699	—	—
Retail Trade	4,336,757	9.2	22.5	4,401,664	10.3	22.9
Wholesale Trade	9,593,720	20.6	49.8	8,502,029	19.9	44.2
Total debt and equity investments	$37,069,739	79.7%	192.6%	$35,379,531	83.3%	183.9%
Structured Finance Securities	9,425,888	20.3	49.0	7,096,541	16.7	36.8
Total investments	$46,495,627	100.0%	241.6%	$42,476,072	100.0%	220.7%
Portfolio Concentration: The following table presents the Company’s issuers based on fair value that comprise greater than 10% of the Company’s total net assets as of December 31, 2024.

					Percentage of Total
Portfolio Company	Investment Type	Industry	Amortized Cost	Fair Value	Fair Value	Net Assets
Apex Credit CLO 2020 Ltd.(1)	Subordinated Note	Structured Finance Securities	$3,092,684	$2,542,284	7.1%	15.0%
Convergint Technologies Holdings, LLC	Second Lien Debt	Administrative and Support and Waste Management and Remediation Services	2,038,513	2,068,608	5.7	12.2
Honor HN Buyer, Inc.	First Lien Debt	Health Care and Social Assistance	1,943,656	1,962,469	5.4	11.6
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Second Lien Debt	Manufacturing	1,703,488	1,772,833	4.9	10.4
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets)	First Lien Debt	Retail Trade	1,716,975	1,706,051	4.7	10.0
(1) As of December 31, 2024, approximately 12.6% and 26.8% of the Company’s total portfolio at fair value and its net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser based on fair value.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 debt investments for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Transfers from Level 2 to Level 3	$856,740	$—
Transfers from Level 3 to Level 2	1,706,051	—
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
In addition, each quarter, the Company assesses whether an arm’s length transaction occurred in the same security, including the Company’s new investments during the quarter, the cost of which (“Transaction Prices”), may be considered a reasonable indication of fair value generally up to three months after the transaction date. First lien and second lien debt investments with a fair value of $1,905,276 and $4,987,207 were valued at their Transaction Prices at December 31, 2024 and December 31, 2023, respectively.
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
The fair value of Structured Finance Securities are also estimated primarily by discounted cash flow techniques. In valuing such investments, the Company considers CLO performance metrics, including prepayment rates, default rates, loss-on-default and recovery rates, and estimated market yields as a primary source for discounted cash flow fair value estimates, supplemented by actual trades executed in the market at or around period-end, as well as the Indicative Prices provided by broker-dealers in its estimate of the fair value of such investments. The Company also considers operating metrics, typically included in the governing documents of CLO vehicles, including collateralization tests, concentration limits, defaults, restructuring activity and prepayment rates on the underlying loans, if applicable.
The fair value of the Company’s equity investments, as well as certain of its impaired debt investments, are generally estimated through analysis of the portfolio company's enterprise value under a market approach. Enterprise value means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

the enterprise at a point in time. The primary method for determining enterprise value under the market approach involves an analysis, whereby appropriate multiples are applied to an earnings metric of the portfolio company, typically earnings before net interest expense, income tax expense, depreciation and amortization (“EBITDA”) or revenue. EBITDA and revenue multiples are typically determined based upon review of market comparable transactions and publicly traded comparable companies, if any. The Company may also utilize other portfolio-company earnings metrics to determine enterprise value, such as forecast EBITDA or revenue, or a weighting of multiple factors. At times, the Company may also use a discounted cash flow technique to value its equity securities. Application of these valuation methodologies involves a significant degree of judgment by management.
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded and incur a realized capital loss. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from interest rate and inflation rate changes, the ongoing war between Russia and Ukraine, instability in the U.S. and international banking systems, the agenda of the new U.S. presidential administration, including the potential impact of tariff enactment and tax reductions, the risk of recession or a shutdown of U.S. government services, and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company’s investments. The Company’s investments are also subject to interest rate risk. Changes in interest rates, including any potential interest rate reductions approved by the U.S. Federal Reserve, may impact both its cost of funding and the valuation of its investment portfolio.
The following tables present the Company’s investment portfolio measured at fair value on a recurring basis as of December 31, 2024 and 2023, respectively.

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2024
Debt investments	$—	$4,890,495	$23,880,203	$28,770,698
Equity investments	—	—	568,446	568,446
Structured Finance Securities	—	—	6,714,898	6,714,898
	$—	$4,890,495	$31,163,547	$36,054,042

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2023
Debt investments	$—	$3,541,056	$31,447,332	$34,988,388
Equity investments	—	—	391,143	391,143
Structured Finance Securities	—	—	7,096,541	7,096,541
	$—	$3,541,056	$38,935,016	$42,476,072

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The following tables provide the primary quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of December 31, 2024 and December 31, 2023. The Company may make changes to the valuation techniques, among techniques otherwise commonly used in accordance with its valuation policies, and/or the weighting of techniques used for particular investments based on changes in facts-and-circumstances and depending on the availability of, or changes in, information in order to produce the best estimate of fair value as of the measurement date. In addition to the techniques and unobservable inputs noted in the tables below and in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets. The tables are not intended to be all-inclusive and only present the most significant unobservable input(s) relevant to the valuation designee’s determination of fair value.

	Fair Value at December 31, 2024	Valuation techniques	Unobservable inputs	Range (Weighted average)
Debt investments:
First lien	$12,724,065	Discounted cash flow	Discount rates	9.01% - 32.50% (13.75%)
	1,905,276	Market approach	Transaction Price

Second lien	8,094,849	Discounted cash flow	Discount rates	10.84% - 33.45% (14.56%)
	1,156,013	Market approach	EBITDA multiples	8.04x - 8.04x (8.04x)

Structured Finance Securities:(1)
Subordinated notes and other CLO equity related investments	5,714,930	Discounted cash flow	Discount rates	9.94% - 32.00% (25.81%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Mezzanine debt	999,968	Discounted cash flow	Discount margin	8.75% - 8.75% (8.75%)
			Constant default rate	3.00% - 3.00% (3.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Common equity and warrants	532,683	Market approach	EBITDA multiples	5.85x - 15.75x (12.27x)
Preferred equity	35,763	Market approach	EBITDA multiples	7.00x - 7.00x (7.00x)
	$31,163,547
(1)    The cash flows utilized in the discounted cash flow calculations assume: (i) liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices; and (ii) redeployment of proceeds at the issuing CLO’s assumed reinvestment rate.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

	Fair Value at December 31, 2023	Valuation techniques	Unobservable inputs	Range (Weighted average)
Debt investments:
First lien	$15,935,793	Discounted cash flow	Discount rates	9.55% - 17.53% (11.94%)
	4,024,707	Market approach	Transaction Price

Second lien	9,505,578	Discounted cash flow	Discount rates	10.45% - 21.70% (13.54%)
	1,018,754	Market approach	Revenue multiples	0.90x - 1.20x - 0.91x
	962,500	Market approach	Transaction Price

Structured Finance Securities:(1)
Subordinated notes and other CLO equity related investments	6,129,390	Discounted cash flow	Discount rates	9.94% - 32.00% (27.32%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Mezzanine debt	967,151	Discounted cash flow	Discount margin	9.50% - 9.50% (9.50%)
			Constant default rate	3.00% - 3.00% (3.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	34,410	Market approach	EBITDA multiples	7.50x - 7.50x (7.50x)

Common equity and warrants	316,731	Market approach	EBITDA multiples	7.50x - 16.50x (13.71x)
	40,002	Market approach	Revenue multiples	0.70x - 0.70x (0.70x)
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The following tables present changes in the investments measured at fair value using Level 3 inputs for the years ended December 31, 2024 and 2023:

	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2023	$19,960,500	$11,486,832	$34,410	$356,733	$7,096,541	$38,935,016
Net unrealized appreciation on investments	44,661	665,137	1,353	175,950	177,096	1,064,197
Net realized loss on investments	(151,578)	(797,032)	—	—	—	(948,610)
Amortization of Net Loan Fees	143,417	121,983	—	—	16,283	281,683
Capitalized PIK interest	19,037	227,405	—	—	—	246,442
Accretion of interest income on Structured Finance Securities	—	—	—	—	1,130,283	1,130,283
Purchase of portfolio investments	3,959,876	860,000	—	—	—	4,819,876
Proceeds from principal payments on portfolio investments	(8,161,218)	(3,245,211)	—	—	—	(11,406,429)
Sale or redemption of portfolio investments	(310,424)	(68,252)	—	—	—	(378,676)
Distributions received from portfolio investments	—	—	—	—	(1,705,305)	(1,705,305)
Amendment fees collected	(25,619)	—	—	—	—	(25,619)
Transfers from Level 2 to Level 3	856,740	—	—	—	—	856,740
Transfers from Level 3 to Level 2	(1,706,051)	—	—	—	—	(1,706,051)
Level 3 assets, December 31, 2024	$14,629,341	$9,250,862	$35,763	$532,683	$6,714,898	$31,163,547

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

	First Lien Debt Investments	Second Lien Debt Investments	Subordinated Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2022	$21,702,915	$14,305,307	$58,092	$—	$344,400	$8,924,790	$45,335,504
Net unrealized appreciation (depreciation) on investments	215,639	(679,174)	426,638	(54)	151,250	(1,180,222)	(1,065,923)
Net realized gain (loss) on investments	—	25,200	(484,730)	—	16,070	—	(443,460)
Amortization of Net Loan Fees	120,183	100,165	—	—	—	38,308	258,656
Capitalized PIK interest	22,696	154,186	—	—	—	—	176,882
Accretion of interest income on Structured Finance Securities	—	—	—	—	—	1,479,366	1,479,366
Purchase of portfolio investments	4,748,140	—	—	34,464	18,750	—	4,801,354
Proceeds from principal payments on portfolio investments	(6,846,104)	(1,277,773)	—	—	—	(800,000)	(8,923,877)
Sale or redemption of portfolio investments	—	(1,113,750)	—	—	—	—	(1,113,750)
Distributions received from portfolio investments	—	—	—	—	(173,737)	(1,365,701)	(1,539,438)
Amendment fees collected	(2,969)	(27,329)	—	—	—	—	(30,298)
Level 3 assets, December 31, 2023	$19,960,500	$11,486,832	$—	$34,410	$356,733	$7,096,541	$38,935,016
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the years ended December 31, 2024 and 2023, attributable to the Company’s Level 3 assets still held at each respective year end was as follows:

	Year Ended December 31,
	2024	2023
Debt investments	$(204,920)	$(613,728)
Equity investments	177,303	101,197
Structured Finance Securities	177,096	(1,220,520)
Net unrealized appreciation (depreciation) on investments held	$149,479	$(1,733,051)
Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such financial instruments. The senior secured revolving credit facility between the Company and Banc of California (formally known as Pacific Western Bank), as lender (“Banc of California Credit Facility”), is a variable rate instrument and fair value approximates book value as of December 31, 2024 and December 31, 2023.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The following tables present the fair value measurements of the Company’s debt and the level within the fair value hierarchy of the significant unobservable inputs used to determine such fair values as of December 31, 2024 and 2023:

	December 31, 2024
Description	Level 1	Level 2	Level 3(1)	Total
Banc of California Credit Facility	$—	$—	$5,265,000	$5,265,000
Unsecured Note	—	—	14,386,806	14,386,806
Total debt, at fair value	$—	$—	$19,651,806	$19,651,806

	December 31, 2023
Description	Level 1	Level 2	Level 3(1)	Total
Banc of California Credit Facility	$—	$—	$7,665,000	$7,665,000
Unsecured Note	—	—	13,935,862	13,935,862
Total debt, at fair value	$—	$—	$21,600,862	$21,600,862
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.
The following are the carrying values and fair values of the Company’s debt as of December 31, 2024 and 2023:

	As of December 31, 2024		As of December 31, 2023
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Banc of California Credit Facility	$5,265,000	$5,265,000	$7,665,000	$7,665,000
Unsecured Note	14,860,683	14,386,806	14,787,997	13,935,862
Total debt	$20,125,683	$19,651,806	$22,452,997	$21,600,862
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
Note 6. Commitments and Contingencies
The following table shows the Company’s outstanding commitments to fund investments in portfolio companies as of December 31, 2024:

Portfolio Company	Investment Type	Commitment
Associated Springs, LLC	First Lien Debt (Delayed Draw)	$431,035
Boca Home Care Holdings, Inc.	First Lien Debt (Revolver)	129,032
Clevertech Bidco, LLC	First Lien Debt (Revolver)	126,033
Honor HN Buyer Inc.	First Lien Debt (Revolver)	86,634
Medrina LLC	First Lien Debt (Revolver)	106,383
Medrina LLC	First Lien Debt (Delayed Draw)	148,936
SS Acquisition, LLC	First Lien Debt (Revolver)	142,857
Tolemar Acquisition, Inc.	First Lien Debt (Revolver)	44,118
		$1,215,028
As of December 31, 2024, the Company had cash and cash equivalents of $980,084 and an unused commitment of $9,735,000 under the Banc of California Credit Facility, subject to the terms of the borrowing base, to fund these outstanding commitments to portfolio companies.

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
		$1,472,576
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2024.
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
Note 7. Borrowings
Banc of California Credit Facility: The Company is party to a business loan agreement (“BLA”) with Banc of California, as lender, to provide the Company with a $15,000,000 senior secured revolving credit facility. The Banc of California Credit Facility is available for general corporate purposes including investment funding and is scheduled to mature on February 28, 2026. The Banc of California Credit Facility is guaranteed by HPCI-MB and secured by all of our current and future assets of the Company. The maximum availability of the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which typically excludes Structured Finance Securities and as otherwise specified in the BLA.
The Banc of California Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.25% margin, with a 5.00% floor, and includes an annual commitment fee of 0.50%.
As of December 31, 2024 and 2023, the Company had $5,265,000 and $7,665,000 outstanding debt under the Banc of California Credit Facility, respectively, and $9,735,000 and $12,335,000 of unused commitments, respectively, subject to the terms of the borrowing base. As of December 31, 2024, the stated interest rate on the Banc of California Credit Facility was 7.75%. At December 31, 2024, the Banc of California Credit Facility’s effective interest rate, including deferred financing cost amortization and commitment fees, was 9.30%.
Unamortized deferred financing costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2024 and 2023, were $82,424 and $100,040, respectively.
Amendments during the years ended December 31, 2024, 2023 and 2022
On December 17, 2024, the Company amended the Banc of California Credit Facility to, among other things: (i) decrease the maximum commitment amount from $20,000,000 to $15,000,000; (ii) decrease the minimum tangible net asset value covenant from $15,000,000 to $12,000,000; and (iii) decrease the covenant requiring minimum quarterly net investment income after management/incentive fee from $300,000 to $200,000.
On December 15, 2023, the Company amended the Banc of California Credit Facility to: (i) extend the maturity date from August 31, 2024 to February 28, 2026; (ii) reduce the interest rate from Prime Rate plus 0.75% to Prime Rate plus 0.25%; (iii)

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
For the years ended December 31, 2024, 2023 and 2022, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the Banc of California Credit Facility were as follows:

	Year Ended December 31,
	2024	2023	2022
Stated interest expense(1)	$565,888	$1,240,844	$565,212
Amortization of debt issuance costs(1)	97,923	6,403	557
Total interest and debt financing costs	$663,811	$1,247,247	$565,769
Cash paid for interest expense	$562,147	$1,244,905	$562,034
Effective interest rate	10.27%	9.16%	7.04%
Average outstanding balance	$6,461,448	$13,620,959	$8,035,384
(1) For the years ended December 31, 2023 and 2022, stated interest expense includes unused fees. Effective December 15, 2023, the 0.50% unused line fee was replaced with an annual commitment fee of 0.50%, which is included in amortization of debt issuance costs for the year ended December 31, 2024.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2024, 2023 and 2022, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the Unsecured Note were as follows:

	Year Ended December 31,
	2024	2023	2022
Stated interest expense	$825,000	$825,000	$825,000
Amortization of debt issuance costs	72,687	72,687	72,687
Total interest and debt financing costs	$897,687	$897,687	$897,687
Cash paid for interest expense	$825,000	$825,000	$825,000
Effective interest rate	5.98%	5.98%	5.98%
Average outstanding balance	$15,000,000	$15,000,000	$15,000,000
The average dollar borrowings and average interest rate for all Company debt in the years ended December 31, 2024, 2023, and 2022, were as follows:

Year ended	Average Dollar Borrowings	Weighted Average Interest Rate
December 31, 2024	$21,461,448	7.28%
December 31, 2023	28,620,959	7.49
December 31, 2022	23,035,384	6.35
The following table shows the scheduled maturities of the principal balances of the Company’s outstanding borrowings as of December 31, 2024:

	Principal Due by Year
Debt liabilities	Total	2025	2026	2027	2028	2029
Banc of California Credit Facility	$5,265,000	$—	$5,265,000	$—	$—	$—
Unsecured Note	15,000,000	—	15,000,000	—	—	—
Total	$20,265,000	$—	$20,265,000	$—	$—	$—
Note 8. U.S. Federal Income Tax
The Company has elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain its status as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its ICTI, as defined by the Code. Additionally, to avoid a 4% U.S. federal excise tax on undistributed earnings the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year, (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no U.S. federal income tax. Maintenance of the Company's RIC status also requires adherence to certain source of income and asset diversification requirements. As of December 31, 2024, the Company has met the source of income and asset diversification requirements, and intends to continue to meet these requirements. During the years ended December 31, 2024, 2023 and 2022, the Company recognized excise tax expense of $9,723, $0 and $11,693 related to the undistributed income in connection with its most recently filed excise tax return.
HPCI-MB, an entity taxed as a corporation under Subchapter C of the Code, is consolidated in the Company’s GAAP financial statements but is not included in the determination of ICTI or the RIC compliance requirements of the Company. The income of HPCI-MB, net of applicable income taxes, is not included in the Company’s ICTI until distributed by HPCI-MB, which may result in timing and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses. During the years ended December 31, 2024, 2023 and 2022, HPCI-MB distributed earnings and profits of $0, $50,000 and $318,365 to the Company.
The Company’s ICTI differs from the net increase (decrease) in net assets resulting from operations primarily due to differences in net unrealized appreciation/depreciation of investments, income recognition for CLO subordinated note investments, and expense recognition related to amortization of deferred offering costs, Contractual Issuer Expenses and the related expense support under the Investment Advisory Agreement.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The distributions paid to stockholders are reported as ordinary income, long-term capital gains and returns of capital. The tax character of distributions paid were as follows:

	Year Ended December 31,
	2024(1)	2023	2022
Ordinary taxable income	$1,776,121	$1,959,271	$2,022,983
Long-term capital gain	—	—	—
Return of capital	—	—	—
Total distributions to stockholders	$1,776,121	$1,959,271	$2,022,983
(1)    The calculation of 2024 U.S. federal taxable income is based on certain estimated amounts, including information received from third parties and, as a result, actual 2024 U.S. federal taxable income will not be finally determined until the Company’s 2024 U.S. federal tax return is filed in 2025 (and, therefore, such estimate is subject to change).
Tax-basis components of distributable earnings (accumulated losses) as of December 31, 2024 and 2023, were as follows:

	December 31,
	2024	2023
Ordinary income (RIC)	$423,230	$37,886
Undistributed earnings and profits (HPCI-MB; C-Corporation)	2,023	25,695
Net operating loss carryforward (HPCI-MB; C-Corporation)	775	—
Capital loss carryforwards:
RIC – short-term, non-expiring	112,656	145,244
RIC – long-term, non-expiring	2,742,546	1,815,277
The Company records reclassifications to its capital accounts related to permanent differences between GAAP and tax treatment of excise taxes and other permanent differences. The Company recorded reclassifications to decrease additional paid-in capital against total distributable earnings (accumulated losses) of $9,723, $388,972, and $385,867 for the years ended December 31, 2024, 2023 and 2022, respectively. These reclassifications have no effect on total net assets or net asset value per common share.
The estimated tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of December 31, 2024 and 2023, were as follows:

	December 31,
	2024	2023
Tax-basis amortized cost of investments	$39,346,353	$45,885,477
Tax-basis gross unrealized appreciation on investments	570,192	473,828
Tax-basis gross unrealized depreciation on investments	(3,862,503)	(3,883,233)
Tax-basis net unrealized depreciation on investments	(3,292,311)	(3,409,405)
Fair value of investments	$36,054,042	$42,476,072
Deferred taxes: The Company recognizes deferred taxes on the unrealized appreciation or depreciation of securities held through HPCI-MB, and other basis differences including available loss carry forwards and suspended interest expense deductions reported by portfolio companies. Deferred tax assets and liabilities are measured using enacted corporate federal tax rates and estimated state tax burdens expected to apply to taxable income in the years in which those unrealized gains and losses are realized. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of the projected taxable income or other taxable events in HPCI-MB.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Deferred assets and liabilities as of December 31, 2024 and 2023, were as follows:

	December 31,
	2024	2023
Total deferred tax assets	$—	$19,650
Total deferred tax liabilities	(90,331)	(60,581)
Valuation allowance on net deferred tax assets	—	—
Deferred tax liabilities and assets with tax basis unrealized gains and losses differs from the amount that would have resulted from applying the federal rate of 21% to unrealized gains and losses because of state income taxes, net of the associated federal tax benefit.
Note 9. Financial Highlights
The following is a schedule of financial highlights for each year in the five-year period ended December 31, 2024:

	Year Ended December 31,
	2024	2023	2022	2021	2020
Per share operating performance:
Net asset value per share at beginning of year	$10.49	$11.13	$12.99	$12.59	$13.00
Net investment income(1)	0.97	1.14	0.76	1.06	0.99
Net realized loss on investments, net of taxes(1)	(0.53)	(0.25)	(0.01)	(0.22)	(0.27)
Net unrealized appreciation (depreciation) on investments, net of deferred taxes(1)	0.30	(0.53)	(1.61)	0.56	(0.16)
Total income (loss) from operations	0.74	0.36	(0.86)	1.40	0.56
Common stock distributions from net investment income	(1.02)	(1.02)	(1.02)	(1.02)	(1.01)
Issuances and repurchases of common stock(2)	—	0.02	0.02	0.02	0.04
Net asset value per share at end of year	$10.21	$10.49	$11.13	$12.99	$12.59

Total return based on net asset value(3)	7.3%	3.5%	(6.7)%	11.5%	5.1%
Shares outstanding and subscribed at end of year	1,664,123	1,835,599	1,977,694	2,020,361	2,178,920
Weighted average shares outstanding or subscribed	1,761,216	1,944,621	2,008,980	2,128,179	2,214,984
Ratio/Supplemental Data
Average net asset value(4)	$18,061,850	$20,693,167	$24,069,808	$27,090,918	$27,285,509
Net assets at end of year	$16,991,004	$19,247,486	$22,017,947	$26,244,423	$27,441,875
Net investment income	$1,711,225	$2,209,326	$1,525,913	$2,247,035	$2,188,079
Ratio of total net operating expenses to average net assets	23.6%	25.8%	16.8%	10.4%	8.1%
Ratio of net investment income to average net assets	9.5%	10.7%	6.3%	8.3%	8.0%
Portfolio turnover(5)	25.1%	9.9%	21.8%	67.2%	30.2%
(1)Calculated on the average share method.
(2)The issuance of common stock on a per share basis reflects the incremental net asset value change as a result of the issuance of shares of common stock in the Company’s continuous public offering, the retirement of shares from the Company’s repurchases of common stock, the dilutive or anti-dilutive impact from significant changes in weighted-average shares outstanding during the year, and the difference between the per share amount distributed to common stockholders of record and the per share amount distributed based on the weighted-average shares of common stock outstanding during the applicable period.
(3)Calculated as ending net asset value less beginning net asset value, adjusting for cumulative monthly distributions reinvested at the Company’s most recent quarter-end net asset value prior to the respective payment date of the distributions.
(4)Based on the average of the net asset value as the beginning of the indicated year and the end of each calendar quarter within the year indicated.
(5)Portfolio turnover rate is calculated using the lesser of year-to-date sales, principal payments and distributions from Structured Finance Securities or year to-date purchases over the average of total investments at fair value.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 10. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued in the Offering during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	—	$—	57,618	$710,000	164,499	$2,200,000
Commissions and dealer manager fees	—	—	—	(48,000)	—	(161,290)
Net proceeds to the Company	—	$—	57,618	$662,000	164,499	$2,038,710
Repurchase of common stock transactions
The following table summarizes the common stock repurchases by the Company during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount
Repurchases of common stock	171,476	$1,777,037	199,713	$2,168,568	207,166	$2,521,877
All repurchased shares were retired upon acquisition.
Distributions
The following tables reflects the cash distributions per share that the Company declared on its common stock during the years ended December 31, 2024, 2023 and 2022, respectively. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Date	Payment Date	Per Share Amount	Cash Distribution
Year ended December 31, 2024
January 27, 2024	January 29, 2024	February 5, 2024	$0.0846	$155,292
February 27, 2024	February 27, 2024	March 5, 2024	0.0846	155,292
March 27, 2024	March 27, 2024	April 5, 2024	0.0846	151,178
April 26, 2024	April 26, 2024	May 6, 2024	0.0846	151,178
May 29, 2024	May 29, 2024	June 5, 2024	0.0846	151,178
June 26, 2024	June 26, 2024	July 5, 2024	0.0846	147,168
July 27, 2024	July 29, 2024	August 5, 2024	0.0846	147,168
August 28, 2024	August 28, 2024	September 5, 2024	0.0846	147,168
September 26, 2024	September 26, 2024	October 7, 2024	0.0846	143,238
October 29, 2024	October 29, 2024	November 5, 2024	0.0846	143,238
November 26, 2024	November 26, 2024	December 5, 2024	0.0846	143,238
December 27, 2024	December 27, 2024	January 6, 2025	0.0846	140,785
			$1.0152	$1,776,121

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Date Declared	Record Date	Payment Date	Per Share Amount	Cash Distribution
Year ended December 31, 2023
January 27, 2023	January 27, 2023	February 6, 2023	$0.0846	$167,313
February 24, 2023	February 24, 2023	March 6, 2023	0.0846	167,595
March 29, 2023	March 29, 2023	April 5, 2023	0.0846	166,868
April 25, 2023	April 26, 2023	May 5, 2023	0.0846	166,868
May 26, 2023	May 26, 2023	June 5, 2023	0.0846	166,868
June 28, 2023	June 28, 2023	July 5, 2023	0.0846	162,632
July 27, 2023	July 27, 2023	August 7, 2023	0.0846	163,701
August 28, 2023	August 29, 2023	September 5, 2023	0.0846	163,701
September 26, 2023	September 27, 2023	October 5, 2023	0.0846	159,478
October 27, 2023	October 27, 2023	November 6, 2023	0.0846	159,478
November 27, 2023	November 28, 2023	December 5, 2023	0.0846	159,477
December 27, 2023	December 27, 2023	January 5, 2024	0.0846	155,292
			$1.0152	$1,959,271

Date Declared	Record Date	Payment Date	Per Share Amount	Cash Distribution
Year ended December 31, 2022
January 26, 2022	January 27, 2022	April 15, 2022	$0.0846	$170,923
February 23, 2022	February 24, 2022	April 15, 2022	0.0846	170,923
March 28, 2022	March 29, 2022	April 15, 2022	0.0846	166,421
April 26, 2022	April 27, 2022	July 15, 2022	0.0846	166,956
May 25, 2022	May 26, 2022	July 15, 2022	0.0846	169,174
June 27, 2022	June 28, 2022	July 15, 2022	0.0846	167,069
July 26, 2022	July 27, 2022	August 5, 2022	0.0846	167,919
August 27, 2022	August 29, 2022	September 6, 2022	0.0846	171,232
September 27, 2022	September 28, 2022	October 5, 2022	0.0846	167,642
October 26, 2022	October 27, 2022	November 7, 2022	0.0846	168,960
November 26, 2022	November 28, 2022	December 5, 2022	0.0846	169,955
December 27, 2022	December 28, 2022	January 5, 2023	0.0846	165,809
			$1.0152	$2,022,983
Certain of the above distributions were funded, in part, through the reimbursement of certain operating expenses under the Second Amended Expense Support Agreement. The Second Amended Expense Support Agreement was designed to ensure no portion of the Company’s distribution to stockholders were paid from Offering proceeds, and provided expense reduction payments to the Company in any quarterly period in which the Company’s aggregate distributions to stockholders exceeds the Company’s cumulative ICTI and net realized gains. During the years ended December 31, 2024, 2023 and 2022, OFS Advisor provided the Company net operating expense support payments of $0, $0 and $144,314, respectively.
On November 26, 2024, the Company and OFS Advisor entered into the ESA Termination Agreement to terminate the Second Amended Expense Support Agreement effective January 1, 2025. Effective upon the termination date, OFS Advisor is no longer obligated to provide expense support payments to the Company.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 11. Subsequent Events
On January 29, 2025, the Company’s Board declared a distribution of $0.06 per common share, which represents a 6.3% annualized distribution yield based on the Company’s common stock offering price as of January 30, 2025, which will be paid on April 15, 2025 to stockholders of record on January 29, 2025.
On February 26, 2025, the Company’s Board declared a distribution of $0.06 per common share, which represents a 6.3% annualized distribution yield based on the Company’s common stock offering price as of February 27, 2025, which will be paid on April 15, 2025 to stockholders of record on February 26, 2025.
On February 21, 2025, the Company commenced a tender offer pursuant to which it is offering to purchase up to 44,030 shares of its issued and outstanding common stock at a price equal to its net asset value per share on March 28, 2025.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management (with the supervision and participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Information regarding our board of directors is as follows:

Name	Age	Position	Director Since	Expiration of Term
Interested Director:
Bilal Rashid	54	Director, Chairman, President and Chief Executive Officer	2015	2027
Independent Directors:
Ashwin Ranganathan	55	Director	2022	2026
Elaine Healy	62	Director	2021	2025
Executive Officers
Our executive officers hold their office until their successors are chosen and qualified, or until the earlier of the resignation or removal. Information regarding the Company’s executive officers who are not directors is as follows:

Name	Age	Position	Officer Since
Jeffrey A. Cerny(1)	61	Chief Financial Officer and Treasurer	2016
Mukya S. Porter	50	Chief Compliance Officer	2017
Kyle Spina(2)	38	Chief Accounting Officer	2023
Tod K. Reichert	63	Corporate Secretary	2017
(1)    On January 28, 2025, Jeffrey A. Cerny notified our Board of his intention to retire. Mr. Cerny’s resignation as Chief Financial Officer and Treasurer is effective on March 31, 2025. The resignation was not in any way related to a disagreement with us on any matter relating to our operations, policies, practices or otherwise.
(2)    On January 28, 2025, our Board voted to appoint Kyle Spina as Chief Financial Officer and Treasurer of the Company, effective as of March 31, 2025, to fill the vacancy created by the resignation of Mr. Cerny.
Biographical Information
The following is information concerning the business experience of our board of directors and executive officers. The directors have been divided into two groups—interested directors and independent directors. Interested directors are “interested persons” as defined in the 1940 Act.
Interested Director
Bilal Rashid has served as Chairman of our board of directors, President and Chief Executive Officer since 2015. He is also Chairman of the board of directors, President and Chief Executive Officer of OFS Credit, Chairman of the board of directors and Chief Executive Officer of OFS Capital, a member of the board of trustees of CIM Real Assets and Credit Fund (“RACR”), an affiliate of the Company that is sub-advised by OFS Advisor, President and a Senior Managing Director of Orchard First Source Capital, Inc. (“OFSC”) and OFS Advisor, Chief Executive Officer and President of OFSAM Holdings,

and a member of OFSAM Holdings’s executive committee. He also serves on various investment committees of OFS Advisor and its affiliates. Mr. Rashid has more than 25 years of experience in investing as it relates to corporate credit and structured credit, investment banking and debt capital markets. Prior to joining OFSC in 2008, Mr. Rashid was a managing director in the global markets and investment banking division at Merrill Lynch. Before joining Merrill Lynch in 2005, he was a vice president at Natixis Capital Markets, which he joined from Canadian Imperial Bank of Commerce (“CIBC”). Prior to CIBC, he worked as an investment analyst in the project finance area at the International Finance Corporation, which is part of the World Bank. Prior to that, Mr. Rashid was a financial analyst at Lehman Brothers. Mr. Rashid has a B.S. in Electrical Engineering from Carnegie Mellon University and an MBA from Columbia University. Through his years of work in investment banking, capital markets and in sourcing, leading and managing investments, Mr. Rashid has developed expertise and skills that are relevant to understanding the risks and opportunities that the Company faces and which are critical to implementing our strategic goals and evaluating our operational performance.
Independent Directors
Elaine E. Healy is a co-founder and Chief Executive Officer of NexGen Venture Partners, LLC, dba Aura Wireless, a provider of wireless infrastructure technology (“NexGen”). Prior to co-founding NexGen, Ms. Healy was a co-founder, president and chief operating officer of Accel Networks, LLC, a fixed cellular wireless broadband service provider founded in November 2002 and acquired in June 2015. She currently serves on the board of directors of OFS Capital and Consensus Cloud Solutions. She is a senior executive with a broad investment background investing in operating companies ranging from start-ups to emerging growth to publicly traded entities and serving as a director of companies in a wide range of industries prior to becoming an entrepreneur. Throughout her career, she has participated in, or been responsible for, the periodic valuation of both debt and equity portfolios. Ms. Healy graduated from The Florida State University in 1984 with a Bachelor of Science in Finance. Ms. Healy, the chair of our Audit Committee, has vast experience in the financial and operational aspects of complex businesses, and her skills gained through service as a chief executive officer, president and chief operating officer is essential to our board of directors. She brings to our board of directors a unique perspective on a wide range of investment vehicles, including closed-end funds, SBICs, business development companies and both limited and general partnerships. Ms. Healy’s background has enabled her to cultivate an enhanced understanding of operations and strategy with an added layer of risk management experience that is an important aspect of the composition of our board of directors.
Ashwin Ranganathan is the founder and CEO of Sikander Capital, a multi-asset family office focused on equity, venture capital and real estate, which he founded in 2013. Prior to that, from 2005 until 2013, he was a partner and managing director at Tudor Capital, a $13 billion global multi-strategy hedge fund where he managed a $500 million Asia Pacific long/short equity portfolio, was co-portfolio manager of Tudor Capital’s emerging markets fund and a member of the board of directors of Tudor Capital Singapore. From 2001 to 2005, Mr. Ranganathan was a senior vice president and an equity partner at Oaktree Capital Management, a global asset management firm specializing in alternative investment strategies, where he served as head of the global emerging markets group. Mr. Ranganathan began his career at Goldman Sachs Asset Management in 1994, where he worked as a portfolio manager in the firm’s Hong Kong and New York offices. Mr. Ranganathan currently serves on the board of directors of OFS Capital and RACR, an affiliate of the Company that is sub-advised by OFS Advisor. Mr. Ranganathan graduated from St. Stephens College, Delhi University in 1991 with a Bachelor in English Literature and Exeter College, Oxford University in 1994 with a Master in Philosophy, Politics and Economics. Mr. Ranganathan, the chair of our Nominating and Corporate Governance Committee, has vast experience in asset management and expertise in investments qualifies him for service on our board of directors. Mr. Ranganathan’s background in managerial positions in investment management and financial services gives our board of directors valuable industry-specific knowledge and expertise on these and other matters.
Executive Officers Who Are Not Directors
Jeffrey A. Cerny currently serves as the Chief Financial Officer and Treasurer of the Company and as a director, Chief Financial Officer and Treasurer of OFS Capital and OCCI. Mr. Cerny also serves as a Senior Managing Director, Chief Financial Officer and Treasurer of OFSC and Senior Managing Director and Chief Financial Officer of OFS Advisor, as a Vice President and Chief Financial Officer of OFSAM Holdings, as a member of OFSAM Holdings’s executive committee and as a member of various investment committees of OFS Advisor and its affiliates. Mr. Cerny oversees the finance and accounting functions of the aforementioned entities as well as underwriting, credit monitoring and CLO portfolio compliance for OFS Advisor’s syndicated senior loan business. Prior to joining OFSC in 1999, Mr. Cerny held various positions at Sanwa Business Credit Corporation, American National Bank and Trust Company of Chicago and Charter Bank Group, a multi-bank holding company. Mr. Cerny holds a B.S. in Finance from Northern Illinois University, a Masters of Management in Finance and Economics from Northwestern University’s J.L. Kellogg School of Management, and a J.D. from DePaul University’s School of Law. Mr. Cerny is NACD (National Association of Corporate Directors) Directorship Certified™ and has received a CERT Certificate in Cyber Oversight through the NACD’s Cyber Oversight Program.

Mukya S. Porter serves as the Chief Compliance Officer of the Company and is the Chief Compliance Officer of OFS Capital, OCCI, OFSC, and OFS Advisor, in which capacity she oversees the compliance and risk management functions. Ms. Porter has approximately 20 years of experience advising investment advisers, broker-dealers and other financial institutions. Prior to joining OFSC, Ms. Porter served as a Senior Vice President of Compliance at Oaktree Capital Management, an alternative investment adviser, from 2012 to 2016, where she was responsible for oversight of the firm’s code of ethics program and the day-to-day management of an affiliated limited-purpose broker-dealer. Prior to Oaktree, Ms. Porter held the position of Vice President and Senior Compliance Officer at Pacific Investment Management Company, from 2010 to 2012 and prior to that, from 2004 to 2010, worked, first, as a Vice President in the Legal department at Morgan Stanley Global Wealth Management and, subsequently, as a Vice President of Compliance at Morgan Stanley Investment Management. Ms. Porter received a Bachelor of Science degree, magna cum laude, in Biology from Howard University in 1996 and a J.D. from the University of California, Berkeley School of Law in 2001.
Kyle Spina currently serves as our Chief Accounting Officer and as Vice President and Controller of Fund Accounting and Reporting of OFS Advisor and OFSC. Mr. Spina more than 15 years of experience in public and private accounting. Prior to joining OFSC in April 2021, Mr. Spina held multiple controllership roles, serving as Assistant Controller of Credit Funds for Thoma Bravo, LP from 2020 to 2021 and Controller and Accounting Manager for Fidus Investment Corporation (NASDAQ: FDUS) and affiliates from 2016 to 2020. Mr. Spina began his career in public accounting from 2009 to 2016, including serving as an Audit Manager at BDO from 2014 to 2016, focusing on audits of public companies. Mr. Spina graduated from Purdue University with a Bachelor of Science degree in Accounting and Management and has been an active Certified Public Accountant since 2010.
Tod K. Reichert serves as Corporate Secretary of the Company, OFS Capital and OCCI, and as Managing Director, Chief Administrative Officer, General Counsel and Secretary of OFS Advisor and OFSC, in which capacity he oversees the legal and operational functions of the firm. Mr. Reichert has over 25 years of experience as a strategic business partner, providing advice on general corporate governance and transactional matters, with a focus on securities laws, compliance, corporate finance, debt and equity investments, and mergers and acquisitions. Prior to joining OFSC, Mr. Reichert served as General Counsel, Chief Compliance Officer and Corporate Secretary of MCG Capital Corporation (Nasdaq: MCGC), managing the legal and compliance departments, overseeing complex litigation, and providing securities law, disclosure and transactional advice to the Board of Directors and senior management team, while serving as a member of the MCG credit committee and SBIC investment committee. Prior to joining MCG, Mr. Reichert worked as an attorney in private practice in New York, Princeton and Boston. Mr. Reichert received his J.D. from the Rutgers University School of Law - Newark and his BFA from the University of North Carolina. Mr. Reichert is NACD (National Association of Corporate Directors) Directorship Certified™ and has received a CERT Certificate in Cyber Oversight through the NACD’s Cyber Oversight Program.
Code of Business Conduct
We have adopted a Code of Business Conduct that applies to, among others, our executive officers, including our Principal Executive Officer and Principal Financial Officer, as well as every officer, director and employee of the Company. The Company’s Code of Business Conduct is available on our website at www.hancockparkincome.com.
There have been no material changes to our Code of Business Conduct or material waivers of the Code of Business Conduct that apply to our Principal Executive Officer or Principal Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct, we will promptly disclose the nature of the amendment or waiver on our website at www.hancockparkincome.com. as well as file a Form 8-K with the SEC.
Insider Trading Policy
We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers and employees and us that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. The insider trading policy was filed as Exhibit 19.1 to the Annual Report on Form 10-K for the year ended December 31, 2023.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to such persons were timely filed.

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
The purpose of the Middle-Market Investment Committee is to evaluate and approve our prospective investments, subject at all times to the oversight of our board of directors. The Middle-Market Investment Committee, comprised of Richard Ressler (Chairman), Jeffrey A. Cerny (through March 31, 2025), Kyde Sharp and Bilal Rashid is responsible for the evaluation and approval of all debt and equity investments made by us.
The Broadly Syndicated Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid, Cerny (through March 31, 2025), and Kenneth A. Brown, assists with the review and evaluation of potential investments in Broadly Syndicated Loans made by us.
The Structured Credit Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid, Cerny (through March 31, 2025), Brown, and Glen Ostrander, assists with the review and evaluation of potential investments in Structured Finance Security investments made by us.
The Pre-Allocation Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid, Cerny (through March 31, 2025), Ostrander, Tod K. Reichert and Manish Rajguru, is responsible for determining whether a prospective investment is appropriate for allocation to one or more clients managed by registered investment advisor subsidiaries of OFSAM, including OFS Advisor, and the allocation of such investment among groups of advisory clients.
The Broadly Syndicated Investment Committee, Structured Credit Investment Committee and Pre-Allocation Investment Committee are not responsible for the Middle Market Investment Committee's investment approval or ultimate asset allocation decisions for our investments.
On January 28, 2025, Jeffrey A. Cerny notified our board of directors of his intention to retire. Mr. Cerny’s resignation as Chief Financial Officer and Treasurer is effective on March 31, 2025. As of March 31, 2025, Mr. Cerny will no longer be a member of the Middle-Market Investment Committee, Broadly Syndicated Investment Committee, Structure Credit Investment Committee, or Pre-Allocation Investment Committee.
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
Information regarding the Middle-Market Investment Committee is as follows:

Name	Age	Position
Richard S. Ressler	66	Chairman of OFSAM Holdings, Chairman of the Advisor Investment Committees
Jeffrey A. Cerny	61	Senior Managing Director of OFS Advisor
Bilal Rashid	54	Senior Managing Director of OFS Advisor
Kyde Sharp	48	Managing Director of OFS Advisor
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
Mr. Ressler is also the founder and President of Orchard Capital Corporation (“Orchard”), a firm that provides consulting and advisory services to companies (including CIM) in which Orchard or its affiliates invest. Mr. Ressler serves as chairman of the executive committees of Orchard First Source Asset Management, LLC, a full-service provider of capital and leverage finance solutions to U.S. companies and of OFSAM Holdings. OFSAM Holdings is a holding company of OFSC, which in turn provides personnel staffing to OFS Advisor, a registered investment adviser focusing primarily on investments in middle market and broadly syndicated US loans, debt and equity positions in collateralized loan obligations and other structured credit investments, as well as OFS CLO Management, LLC, OFS CLO Management II, LLC, and, indirectly, OFS CLO Management III, LLC, registered investment advisers focusing primarily on investments in broadly syndicated US loans. Mr. Ressler is also the co-founder and Chairman of the Executive Committee of OCV Management, LLC, an investment adviser focusing on investments in the technology and life science sectors. Mr. Ressler also serves as a member of the board of directors of Presbia USA, Inc., a medical device company focusing on the development of presbyopia-correcting lenses, and previously served as a director of Presbia PLC (NASDAQ: “LENS”) until May 13, 2019. Mr. Ressler also served as chairman of the board directors for of Ziff Davis (NASDAQ: “ZD”; formerly known as j2 Global, Inc.) from 1997 to 2022 and as CEO of j2 Global, Inc. from 1997 to 2000.

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
Compensation paid to our directors for the year ended December 31, 2024 was as follows:

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
(2) The “Fund Complex” includes the Company, OFS Capital and OCCI.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The following table sets forth, as of March 10, 2025, the beneficial ownership of the nominee for director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 1,664,123 shares of common stock outstanding as of March 10, 2025.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon information furnished by the Company’s transfer agent and other information obtained from such persons, if available.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percentage of Class
Interested Director
Bilal Rashid	None	None
Independent Directors
Ashwin Ranganathan	None	None
Elaine E. Healy — Class III director, nominee to be elected at the 2025 Annual Meeting of Stockholders (if elected, term to expire in 2028)	None	None
Officers Who Are Not Directors
Jeffrey A. Cerny	None	None
Kyle Spina	None	None
Mukya S. Porter	None	None
Tod K. Reichert	None	None
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
We entered into the Investment Advisory Agreement with OFS Advisor on July 15, 2016, pursuant to which we pay base management fees and incentive fees to OFS Advisor. See “Item 1. Business—Investment Advisory Agreement,” and “Item 1. Business—Administration Agreement.” The Investment Advisory Agreement was approved by our Board on July 15, 2016, and became effective on August 30, 2016, when we satisfied the Minimum Offering Requirement. The Administration Agreement was approved by our board of directors on March 31, 2016, and became effective of July 15. 2016. The Board most recently approved the continuation of the Investment Advisory Agreement and the Administration Agreement on April 3, 2024. Unless earlier terminated, the Investment Advisory Agreement and the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of our board of directors, including a majority of independent directors, or by the holders of a majority of our outstanding voting securities.
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
We may co-invest on a concurrent basis with OFS Advisor and its affiliates, unless doing so is impermissible under existing regulatory guidance, applicable regulations and OFS Advisor’s allocation policy. The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On August 4, 2020, we received our existing Order, which superseded a previous order that we received on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions with certain Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. We are generally permitted to co-invest with Affiliated Funds if, under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that: (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned; (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies; (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing; and (4) the proposed investment by us would not benefit OFS Advisor, the other Affiliated Funds that are participating in the investment, or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
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
We have entered into agreements with OFS Advisor and its affiliates, pursuant to which OFS Advisor or its affiliates, paid to us a portion of our operating expenses for each quarter in which we declare a distribution to our stockholders. On November 26, 2024, we entered into the ESA Termination Agreement. Pursuant to the ESA Termination Agreement, we and OFS Advisor agreed, to: (i) terminate the expense support provided by OFS Advisor effective January 1, 2025; and (ii) waive payment by us to OFS Advisor for any accrued and unpaid reimbursement payments (other than any reimbursement payments with respect to the quarter ending December 31, 2024, for which there were none).
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
Item 14.    Principal Accountant Fees and Services
The following table presents fees incurred by the Company for the years ended December 31, 2024 and 2023 for professional services rendered by the Company’s principal accounting firm, KPMG LLP (“KPMG”).

	Year ended December 31,
	2024	2023
Audit Fees	$347,190	$329,800
Audit-Related Fees	—	—
Tax Fees	60,000	60,000
All Other Fees	—	—
Total Fees	$407,190	$389,800
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
Audit Committee's Pre-Approval Policies and Procedures. The Company’s Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent auditors for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment adviser and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which KPMG billed or has yet to bill the Company for the fiscal year ended December 31, 2024, were pre-approved by the Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
Documents Filed as Part of this Report
1.Financial Statements: See “Part II, Item 8. Financial Statements and Supplementary Data” of this report for a list of financial statements.
2.Financial Statement Schedules: None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements included in this annual report on Form 10-K.
3.Exhibits required to be filed by Item 601 of Regulation S-K: See Item 15b. below.
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
		8-K (814-001185)	February 2, 2022

10.6	Termination Agreement between OFS Capital Management, LLC and Hancock Park Corporate Income, Inc. dated November 26, 2024.	8-K (814-001185)	November 29, 2024

10.7	Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated September 12, 2018	8-K (814-001185)	September 13, 2018

10.8	Promissory Note between Hancock Park Corporate Income, Inc. and Banc of California dated September 12, 2018	8-K (814-001185)	September 13, 2018

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
10.9	Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated September 9, 2019	8-K (814-001185)	September 11, 2019

10.10	Change in Terms to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated September 9, 2019	8-K (814-001185)	September 11, 2019

10.11	Commercial Security Agreement among Hancock Park Corporate Income, Inc. and Banc of California dated September 9, 2019	8-K (814-001185)	September 11, 2019

10.12	Amendment One to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated February 17, 2021	8-K (814-001185)	February 19, 2021

10.13	Change in Terms to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated February 17, 2021	8-K (814-001185)	February 19, 2021

10.14	Change in Terms to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated November 15, 2021	8-K (814-001185)	November 18, 2021

10.15	Amendment Number One to Change in Terms Agreement between Hancock Park Corporate Income, Inc. and Banc of California date November 23, 2021	10-K (814-001185)	March 18, 2022

10.16	Amendment Two to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated September 7, 2022	8-K (814-001185)	September 7, 2022

10.17	Amendment Three to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated December 15, 2023	8-K (814-001185)	December 15, 2023

10.18	Amendment Four to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated December 17, 2024	8-K (814-001185)	December 17, 2024

10.19	Note Purchase Agreement dated November 27, 2019 by and between Hancock Park Corporate Income, Inc. and the Purchaser party thereto	8-K (814-001185)	December 2, 2019

10.20	Amendment to the Note Purchase Agreement by and between Hancock Park Corporate Income, Inc. and the Purchaser party thereto, dated September 23, 2021	8-K (814-001185)	September 24, 2021

11.1	Computation of earnings per share			+

14.1	Joint Code of Ethics of Hancock Park Corporate Income, Inc. and OFS Advisor	10-Q (814-001185)	November 8, 2024

14.2	Hancock Park Corporate Income, Inc. Code of Business Conduct	10-Q (814-01185)	November 13, 2017

19.1	HPCI Insider Trading Policy and Procedures	10-K (814-001185)	March 18, 2024

21.1	List of Subsidiaries			*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended			*

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended			*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

*	Filed herewith.
+	Included in statement of operations contained in this report
†	Furnished herewith.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK PARK CORPORATE INCOME, INC.

Date: March 14, 2025	/s/ Bilal Rashid
Bilal Rashid Chief Executive Officer, President and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 14, 2025	/s/ Bilal Rashid
Bilal Rashid, President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 14, 2025	/s/ Ashwin Ranganathan
Ashwin Ranganathan, Director

Date: March 14, 2025	/s/ Elaine E. Healy
Elaine E. Healy, Director

Date: March 14, 2025	/s/ Jeffrey A. Cerny
Jeffrey A. Cerny, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 14, 2025	/s/ Kyle Spina
Kyle Spina, Chief Accounting Officer (Principal Accounting Officer)