Form 10-Q
period 2025-03-31
Hancock Park Corporate Income, Inc.
filed 2025-05-09
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 814-01185

Hancock Park Corporate Income, Inc.
(Exact name of registrant as specified in its charter)

Maryland		81-0850535
State or Other Jurisdiction of		I.R.S. Employer Identification No.
Incorporation or Organization

222 W. Adams Street, Suite 1850, Chicago, Illinois		60606
Address of Principal Executive Offices		Zip Code

(847) 734-2000
Registrant’s Telephone Number, Including Area Code

10 South Wacker Drive, Suite 2500, Chicago, Illinois
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
Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 6, 2025 was 1,620,078.

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

ASC	Accounting Standards Codification, as issued by the FASB
Banc of California Credit Facility	A senior secured revolving credit facility, as amended, with Banc of California (formerly known as Pacific Western Bank), as lender, that provides for borrowings to the Company in an aggregate principal amount up to $15,000,000
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Banc of California, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company’s board of directors
CCO	CCO Capital, LLC, a Delaware limited liability company and the Company’s dealer manager and an affiliate of OFS Advisor
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Company	Hancock Park Corporate Income, Inc. and its consolidated subsidiaries
Contractual Issuer Expenses	Salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in offering and other contractually-defined activities
Dealer Manager Agreement	Broker-dealer management agreement dated August 3, 2020 by and among the Company, OFS Advisor, International Assets Advisory, LLC and CCO, and amended and restated on February 2, 2022
EBITDA	Earnings before interest, taxes, depreciation, and amortization
ESA Termination Agreement	An agreement between OFS Advisor and the Company to terminate the Second Amended Expense Support Agreement, dated November 26, 2024
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
HPCI-MB	HPCI-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor, dated July 15, 2016
NAV	Net asset value. NAV is calculated as consolidated total assets less consolidated total liabilities, and can be expressed in the aggregate or on a per share basis
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
Note Purchase Agreement	The Note Purchase Agreement, as amended between the Company and a qualified institutional investor, dated November 27, 2019, in which the Company sold in a private placement the Unsecured Note
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company, for which OFS Advisor serves as investment adviser
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock

Term	Explanation or Definition
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Advisers Act, focusing primarily on investments in middle market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments
OFS Capital	OFS Capital Corporation, a Delaware corporation and publicly traded BDC, for which OFS Advisor serves as investment adviser
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a subsidiary of OFSAM Holdings, and a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSAM Holdings	Orchard First Source Asset Management Holdings, LLC, a holding company consisting of asset management businesses, including OFS Advisor, a registered investment adviser focusing primarily on investments in middle-market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments, and OFS CLO Management, LLC, OFS CLO Management II, LLC and OFS CLO Management III, LLC, each a registered investment adviser focusing primarily on investments in broadly syndicated loans
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Securities
Prime Rate	United States Prime interest rate
RIC	Regulated investment company under the Code
SEC	United States Securities and Exchange Commission
Second Amended Expense Support Agreement	Second Amended and Restated Expense Support and Conditional Reimbursement Agreement dated February 2, 2022, between the Company and OFS Advisor, agreed to and accepted by CIM Capital IC Management, LLC, and terminated effective January 1, 2025
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Structured Finance Securities	CLO mezzanine debt, CLO subordinated notes, CLO loan accumulation facility securities and other CLO related investments
Unsecured Note	An agreement, as amended, with The HCM Master Fund Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands in which the Company sold, in a private placement, an unsecured note in an aggregate principal amount of $15,000,000

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
•the belief that the seniority of our debt investments in a borrower’s capital structure may provide greater downside protection against adverse economic changes, including those caused by the impacts of interest rate and inflation rate changes, the ongoing war between Russia and Ukraine, instability in the U.S. and international banking systems, the agenda of the new U.S. presidential administration, including the impact of tariff enactment and tax reductions, the risk of recession or a shutdown of U.S. government services, and related market volatility on our business, our portfolio companies, our industry and the global economy;
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
•the general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;

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
•the belief that our cash and cash equivalent balances are not exposed to any significant credit risk;
•the impact that environmental, social and governance matters could have on our brand and reputation and our portfolio companies;
•the fluctuation of the fair value of our investments due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value; and
•the effect of new or modified laws or regulations, including accounting pronouncements and rule issuances, governing our operations.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 14, 2025. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities (unaudited)

	March 31, 2025	December 31, 2024

Assets:
Non-control/non-affiliate investments, at fair value (amortized cost of $39,929,804 and $39,509,053, respectively)	$35,828,910	$36,054,042
Cash and cash equivalents	364,456	980,084
Interest receivable	220,825	163,585
Receivable for investments sold	—	1,501,861
Prepaid expenses and other assets	81,862	84,137
Total assets	$36,496,053	$38,783,709

Liabilities:
Revolving line of credit	$4,265,000	$5,265,000
Unsecured note (net of discount and deferred debt issuance costs of $121,145 and $139,317, respectively)	14,878,855	14,860,683
Payable for investments purchased	—	257,393
Due to adviser and affiliates (Note 3)	342,868	507,133
Payable for repurchases of common stock	448,381	294,331
Distributions payable	296,898	140,785
Interest payable	78,879	81,861
Other liabilities	259,665	385,519
Total liabilities	20,570,546	21,792,705

Commitments and contingencies (Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized, 1,620,078 and 1,664,123 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,620	1,664
Paid-in capital in excess of par	21,755,599	22,203,936
Total accumulated losses	(5,831,712)	(5,214,596)
Total net assets	15,925,507	16,991,004

Total liabilities and net assets	$36,496,053	$38,783,709

Number of common shares outstanding	1,620,078	1,664,123
Net asset value per share	$9.83	$10.21

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2025	2024
Investment income
Interest income	$1,147,733	$1,548,674
PIK interest income	73,205	59,614
Dividend income	1,072	1,050
Fee income	2,170	29,335
Total investment income	1,224,180	1,638,673

Operating expenses
Interest expense	334,244	423,419
Base management fees	115,524	130,722
Incentive fees	40,651	119,805
Administrative fees	170,422	187,477
Professional fees	183,263	192,168
Transfer agent expenses	38,177	53,162
Other expenses	43,283	52,699
Contractual Issuer Expenses (Note 3)	5,711	59,126
Amortization of deferred offering costs	1,683	7,353
Total operating expenses	932,958	1,225,931
Net expense limitations under agreement with the adviser (Note 3)	(7,394)	(66,479)
Net operating expenses	925,564	1,159,452

Net investment income	298,616	479,221

Net realized and unrealized gain (loss) on investments
Net realized loss on investments	(267)	(6,593)
Net unrealized appreciation (depreciation) on investments	(645,883)	31,227
Deferred tax (expense) benefit on net unrealized appreciation (depreciation)	27,316	(16,037)
Net gain (loss) on investments	(618,834)	8,597

Net increase (decrease) in net assets resulting from operations	$(320,218)	$487,818

Net investment income per common share – basic and diluted	$0.18	$0.26
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$(0.19)	$0.27
Distributions declared per common share	$0.18	$0.25
Basic and diluted weighted-average common shares outstanding	1,661,676	1,832,927

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total accumulated losses	Total net assets
Balances at December 31, 2023	1,835,599	$1,835	$23,990,525	$(4,744,874)	$19,247,486
Net increase in net assets resulting from operations:
Net investment income	—	—	—	479,221	479,221
Net realized loss on investments, net of taxes	—	—	—	(6,593)	(6,593)
Net unrealized appreciation on investments, net of taxes	—	—	—	15,190	15,190
Repurchases of common stock	(48,625)	(48)	(514,895)	—	(514,943)
Distributions to stockholders	—	—	—	(461,762)	(461,762)
Net increase (decrease) for the three month period ended March 31, 2024	(48,625)	(48)	(514,895)	26,056	(488,887)
Balances at March 31, 2024	1,786,974	$1,787	$23,475,630	$(4,718,818)	$18,758,599

Balances at December 31, 2024	1,664,123	$1,664	$22,203,936	$(5,214,596)	$16,991,004
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	298,616	298,616
Net realized loss on investments, net of taxes	—	—	—	(267)	(267)
Net unrealized depreciation on investments, net of taxes	—	—	—	(618,567)	(618,567)
Repurchases of common stock	(44,045)	(44)	(448,337)	—	(448,381)
Distributions to stockholders	—	—	—	(296,898)	(296,898)
Net decrease for the three month period ended March 31, 2025	(44,045)	(44)	(448,337)	(617,116)	(1,065,497)
Balances at March 31, 2025	1,620,078	$1,620	$21,755,599	$(5,831,712)	$15,925,507

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(320,218)	$487,818
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net unrealized (appreciation) depreciation on investments, net of deferred taxes	618,567	(15,190)
Net realized loss on investments	267	6,593
Amortization of Net Loan Fees on investments	(56,617)	(108,126)
Amendment fees received	4,640	2,962
Amortization of deferred debt issuance costs	38,396	43,538
Accretion of interest income on Structured Finance Securities	(229,409)	(314,411)
Paid-in-kind interest income	(73,205)	(59,492)
Purchase of portfolio investments	(657,392)	(1,188,826)
Proceeds from principal payments on portfolio investments	224,070	3,300,558
Proceeds from distributions received from portfolio investments	366,863	393,488
Changes in operating assets and liabilities:
Interest receivable	(57,240)	(23,241)
Receivable for investment sold	1,501,861	—
Interest payable	(2,982)	1,278
Due to adviser and affiliates	(164,265)	(463,515)
Payable for investments purchased	(257,393)	—
Other assets and liabilities	(116,455)	(12,302)
Net cash provided by operating activities	819,488	2,051,132

Cash flows from financing activities
Distributions paid to common stockholders	(140,785)	(465,876)
Borrowings under revolving line of credit	500,000	1,300,000
Repayments under revolving line of credit	(1,500,000)	(2,100,000)
Repurchases of common stock	(294,331)	(525,963)
Net cash used in financing activities	(1,435,116)	(1,791,839)
Net increase (decrease) in cash and cash equivalents	(615,628)	259,293
Cash and cash equivalents
Beginning of period	980,084	807,831
End of period	$364,456	$1,067,124

Supplemental disclosure of cash flow information:
Amortization of deferred offering costs limited by investment advisor (see Note 3)	$1,683	$7,353
Cash paid for interest	298,830	378,603

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2025

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
AIDC IntermediateCo 2, LLC	Computer Systems Design Services
First Lien Debt		9.82%	SOFR+	5.50%	7/8/2022	7/22/2027	$488,750	$483,113	$489,729	3.0%
First Lien Debt		9.82%	SOFR+	5.50%	7/31/2023	7/22/2027	11,431	11,252	11,454	0.1
							500,181	494,365	501,183	3.1
Allen Media, LLC	Cable and Other Subscription Programming
First Lien Debt		9.95%	SOFR+	5.50%	9/15/2022	2/10/2027	1,214,828	1,157,060	855,879	5.3

Associated Springs, LLC	Spring Manufacturing
First Lien Debt		10.17%	SOFR+	5.75%	12/10/2024	4/4/2030	565,409	554,754	557,494	3.5
First Lien Debt (Delayed Draw) (12)		n/m (5)	SOFR+	5.75%	12/10/2024	4/4/2030	—	(2,031)	(6,034)	—
							565,409	552,723	551,460	3.5
Asurion, LLC (9)	Communication Equipment Repair and Maintenance
Second Lien Debt		9.69%	SOFR+	5.25%	8/20/2024	1/31/2028	1,500,000	1,423,561	1,425,000	8.9

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		13.06%	SOFR+	8.50%	6/10/2021	6/11/2028	1,325,758	1,316,646	1,165,341	7.2
Second Lien Debt		13.06%	SOFR+	8.50%	6/10/2021	6/11/2028	357,657	355,176	314,380	2.0
							1,683,415	1,671,822	1,479,721	9.2
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		11.69%	SOFR+	7.25%	2/2/2022	6/8/2029	1,833,333	1,710,697	1,764,583	11.1

Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt		10.92%	SOFR+	6.50%	2/25/2022	2/25/2027	939,435	933,399	939,435	5.9
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(595)	—	—
Common Equity (129 Class A units) (7)					2/25/2022			129,032	67,912	0.4
Preferred Equity (345 Class A units) 12.0% cash / 2.0% PIK					3/3/2023			34,464	35,940	0.2
							939,435	1,096,300	1,043,287	6.5
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt		11.20%	SOFR+	6.75%	11/3/2023	12/30/2027	1,353,202	1,326,378	1,339,669	8.4
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.75%	11/3/2023	12/30/2027	—	(2,498)	(1,260)	—
							1,353,202	1,323,880	1,338,409	8.4

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2025

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 units) (7)					3/27/2020			$46,403	$4,150	—%

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Second Lien Debt		11.19%	SOFR+	6.75%	9/28/2018	3/30/2029	$2,068,608	2,040,262	2,068,608	13.0

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)					3/8/2018			115,154	187,578	1.2

Excelin Home Health, LLC	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	10/1/2026	1,464,283	1,450,892	1,256,355	7.9

First Brands Group, LLC (9)	Other Motor Vehicle Parts Manufacturing
First Lien Debt		9.55%	SOFR+	5.00%	8/23/2024	3/30/2027	733,613	725,190	683,408	4.3
First Lien Debt		9.55%	SOFR+	5.00%	8/26/2024	3/30/2027	358,114	354,575	333,717	2.1
							1,091,727	1,079,765	1,017,125	6.4
GoTo Group (F/K/A LogMeIn, Inc.) (9)	Data Processing, Hosting, and Related Services
First Lien Debt		9.19%	SOFR+	4.75%	9/28/2022	4/28/2028	609,561	609,561	286,494	1.8
First Lien Debt		9.19%	SOFR+	4.75%	9/28/2022	4/28/2028	441,407	441,407	410,877	2.6
							1,050,968	1,050,968	697,371	4.4
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets) (9)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		11.15%	SOFR+	6.75%	7/20/2022	8/1/2029	1,782,647	1,716,352	1,540,652	9.7

Honor HN Buyer, Inc	Services for the Elderly and Persons with Disabilities
First Lien Debt		10.20%	SOFR+	5.75%	10/15/2021	10/15/2027	832,663	825,661	832,663	5.2
First Lien Debt		10.20%	SOFR+	5.75%	10/15/2021	10/15/2027	526,577	521,367	526,577	3.3
First Lien Debt (Revolver) (12)		12.25%	Prime +	4.75%	10/15/2021	10/15/2027	12,376	11,538	12,376	0.1
First Lien Debt		10.20%	SOFR+	5.75%	3/31/2023	10/15/2027	585,865	581,797	585,865	3.7
							1,957,481	1,940,363	1,957,481	12.3

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2025

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		11.19%	SOFR+	6.75%	1/27/2022	3/2/2029	$670,732	$670,732	$633,171	4.0%

Inergex Holdings, LLC (6)	Other Computer Related Services
First Lien Debt		11.45% cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	982,798	975,604	982,798	6.2
First Lien Debt (Revolver)		11.30% cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	156,250	156,250	156,250	1.0
							1,139,048	1,131,854	1,139,048	7.2
Medrina LLC	All Other Outpatient Care Centers
First Lien Debt		10.44%	SOFR+	6.00%	10/20/2023	10/20/2029	735,372	721,425	742,726	4.7
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.00%	10/20/2023	10/20/2029	—	(2,018)	—	—
First Lien Debt (Delayed Draw) (12)		10.25%	SOFR+	6.00%	10/20/2023	10/20/2029	123,404	121,859	124,894	0.8
							858,776	841,266	867,620	5.5
Metasource, LLC	All Other Business Support Services
First Lien Debt		10.81% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	684,329	676,946	650,112	4.1

One GI LLC	Offices of Other Holding Companies
First Lien Debt		11.17%	SOFR+	6.75%	12/13/2021	12/22/2025	846,563	843,476	819,472	5.1
First Lien Debt		11.17%	SOFR+	6.75%	12/13/2021	12/22/2025	446,172	444,451	431,895	2.7
First Lien Debt (Revolver)		11.17%	SOFR+	6.75%	12/13/2021	12/22/2025	166,667	166,066	161,333	1.0
							1,459,402	1,453,993	1,412,700	8.8
Redstone Holdco 2 LP (F/K/A RSA Security)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		12.30%	SOFR+	7.75%	4/16/2021	4/27/2029	1,000,000	993,345	470,000	3.0

RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 units) (7) (13)					1/17/2018			—	168,410	1.1

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2025

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
RumbleOn, Inc. (11)	Other Industrial Machinery Manufacturing
First Lien Debt (6)		11.30% cash / 1.50% PIK	SOFR+	8.25%	8/31/2021	8/31/2026	$654,702	$640,498	$623,276	3.9%
First Lien Debt (6)		11.30% cash / 1.50% PIK	SOFR+	8.25%	8/31/2021	8/31/2026	197,580	194,932	188,096	1.2
Warrants (warrants to purchase up to $55,000 in stock) (7)					8/31/2021	8/14/2028 (15)		50,082	3,693	—
							852,282	885,512	815,065	5.1
SS Acquisition, LLC	Sports and Recreation Instruction
First Lien Debt		10.30%	SOFR+	6.00%	12/20/2024	12/20/2029	1,353,750	1,347,359	1,333,444	8.4
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.00%	12/20/2024	12/20/2029	—	(674)	(2,143)	—
							1,353,750	1,346,685	1,331,301	8.4
Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt		10.42% cash/ 1.00% PIK	SOFR+	6.00%	10/14/2021	10/14/2026	1,311,525	1,307,509	1,232,834	7.7
First Lien Debt (Revolver) (12)		10.42%	SOFR+	6.00%	10/14/2021	10/14/2026	88,235	87,829	80,294	0.5
							1,399,760	1,395,338	1,313,128	8.2
TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		13.05%	SOFR+	8.50%	5/13/2021	11/2/2028	1,500,000	1,522,675	1,416,000	8.9

Wellful Inc. (F/K/A KNS Acquisition Corp.)	Electronic Shopping and Mail-Order Houses
First Lien Debt		9.44%	SOFR+	5.00%	1/14/2025	4/19/2030	406,334	406,334	398,208	2.5
First Lien Debt (6)		8.94% cash / 1.75% PIK	SOFR+	6.25%	7/26/2021	10/19/2030	623,122	623,122	473,572	3.0
							1,029,456	1,029,456	871,780	5.5

Total Debt and Equity Investments							$30,953,052	$30,818,369	$28,777,177	180.7%

Structured Finance Securities (11)
Subordinated Notes, Mezzanine Debt and Other CLO-Equity Related Investments

Apex Credit CLO 2020 Ltd.
Subordinated Notes (2) (14)		16.99%	N/A		11/16/2020	4/20/2035	$3,650,000	$3,064,806	$2,407,946	15.1%

Apex Credit CLO 2021 Ltd.
Subordinated Notes (2) (14)		15.41%	N/A		5/28/2021	7/18/2034	1,480,000	1,064,778	840,831	5.3

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2025

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Apex Credit CLO 2022-1 Ltd.
Subordinated Notes (2) (14)		7.70%	N/A		4/28/2022	4/22/2033	$1,892,824	$1,482,168	$1,070,813	6.7%

CLO other (10) (14)		2.19%	N/A					8,758	18,066	0.1

Elevation CLO 2021-14, Ltd.
Subordinated Notes (2) (14)		13.01%	N/A		9/21/2021	10/20/2034	2,894,659	1,684,985	1,284,825	8.1

Elevation CLO 2021-15, Ltd.
Subordinated Notes (2) (14)		2.19%	N/A		12/6/2021	1/5/2035	1,250,000	824,359	429,266	2.7

Monroe Capital MML CLO X, Ltd.
Mezzanine Debt - Class E-R		13.07%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000,000	981,581	999,986	6.3

Total Structured Finance Securities							$12,167,483	$9,111,435	$7,051,733	44.3%

Total Investments							$43,120,535	$39,929,804	$35,828,910	225.0%
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
(3)A majority of the Company’s debt investments and mezzanine debt investments bear interest at rates determined by reference to SOFR or Prime, and reset monthly, quarterly, or semi-annually. For all variable-rate investments, the schedule presents the spread over SOFR or Prime and the interest rate as of March 31, 2025. Unless otherwise noted with footnote 6, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
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

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
March 31, 2025
(6)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum PIK interest rate allowed as of March 31, 2025:

Portfolio Company	Investment Type	Maximum PIK Rate Allowed	Range of PIK Option	Range of Cash Option
Inergex Holdings, LLC	First Lien Debt	2.00%	0% to 2.00%	11.45% to 13.45%
Inergex Holdings, LLC	First Lien Debt (Revolver)	2.00%	0% to 2.00%	11.30% to 13.30%
RumbleOn, Inc.	First Lien Debt	1.50%	0% to 1.50%	11.30% to 12.80%
RumbleOn, Inc.	First Lien Debt	1.50%	0% to 1.50%	11.30% to 12.80%
Wellful Inc. (F/K/A KNS Acquisition Corp.)	First Lien Debt	1.75%	0% to 1.75%	8.94% to 10.69%
(7)Non-income producing. The Company has not recognized income on the security during the prior twelve-month period preceding the period-end date.
(8)Investments pledged as collateral under the Banc of California Credit Facility.
(9)Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.
(10) Fair value represents discounted cash flows associated with fees earned from CLO equity related investments.
(11) Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of March 31, 2025, approximately 78% of the Company's assets were qualifying assets.
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

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2024

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Non-control/Non-affiliate Investments
AIDC IntermediateCo 2, LLC	Computer Systems Design Services
First Lien Debt		9.59%	SOFR+	5.25%	7/22/2022	7/22/2027	$490,000	$483,744	$490,000	2.9%
First Lien Debt		9.61%	SOFR+	5.25%	7/31/2023	7/22/2027	11,460	11,262	11,460	0.1
							501,460	495,006	501,460	3.0
Allen Media, LLC	Cable and Other Subscription Programming
First Lien Debt		9.98%	SOFR+	5.50%	9/15/2022	2/10/2027	1,218,026	1,152,440	856,740	5.0

Associated Springs, LLC	Spring Manufacturing
First Lien Debt		10.33%	SOFR+	5.75%	12/10/2024	4/4/2030	568,966	557,715	557,715	3.3
First Lien Debt (Delayed Draw) (12)		n/m (5)	SOFR+	5.75%	12/10/2024	4/4/2030	—	(2,131)	(2,131)	—
							568,966	555,584	555,584	3.3
Asurion, LLC (9)	Communication Equipment Repair and Maintenance
Second Lien Debt		9.72%	SOFR+	5.25%	8/20/2024	1/31/2028	1,500,000	1,416,914	1,469,468	8.6

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		13.09%	SOFR+	8.50%	6/10/2021	6/11/2028	1,325,758	1,315,943	1,240,909	7.3
Second Lien Debt		13.12%	SOFR+	8.50%	6/10/2021	6/11/2028	357,657	354,984	334,767	2.0
							1,683,415	1,670,927	1,575,676	9.3
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		11.72%	SOFR+	7.25%	2/2/2022	6/8/2029	1,833,333	1,703,488	1,772,833	10.4

Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt		10.96%	SOFR+	6.50%	2/25/2022	2/25/2027	962,742	956,678	956,003	5.6
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(555)	(903)	—
Common Equity (129 Class A units) (7)					2/25/2022			129,032	67,915	0.4
Preferred Equity (345 Class A units) 12.0% cash / 2.0% PIK								34,464	35,763	0.2
							962,742	1,119,619	1,058,778	6.2
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt		11.23%	SOFR+	6.75%	11/3/2023	12/30/2027	1,356,662	1,327,357	1,339,026	7.9
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.75%	11/3/2023	12/30/2027	—	(2,722)	(1,638)	—
							1,356,662	1,324,635	1,337,388	7.9

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2024

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 Common shares) (7)					3/27/2020			$46,403	$4,026	—%

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Second Lien Debt		11.22%	SOFR+	6.75%	9/28/2018	3/30/2029	$2,068,608	2,038,513	2,068,608	12.2

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)					3/8/2018			115,154	121,000	0.7

Excelin Home Health, LLC	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	10/1/2026	1,401,228	1,379,829	1,156,013	6.8

First Brands Group, LLC (9)	Other Motor Vehicle Parts Manufacturing
First Lien Debt		9.85%	SOFR+	5.00%	8/23/2024	3/30/2027	735,523	726,035	692,620	4.1
First Lien Debt		9.85%	SOFR+	5.00%	8/26/2024	3/30/2027	358,961	354,976	337,201	2.0
							1,094,484	1,081,011	1,029,821	6.1
GoTo Group (F/K/A LogMeIn, Inc.) (9)	Data Processing, Hosting, and Related Services
First Lien Debt		9.30%	SOFR+	4.75%	9/28/2022	4/28/2028	611,101	611,101	280,801	1.7
First Lien Debt		9.30%	SOFR+	4.75%	9/28/2022	4/28/2028	442,521	442,521	404,354	2.4
							1,053,622	1,053,622	685,155	4.1
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets) (9)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		11.18%	SOFR+	6.75%	7/20/2022	8/1/2029	1,787,218	1,716,975	1,706,051	10.0

Honor HN Buyer Inc	Services for the Elderly and Persons with Disabilities
First Lien Debt		10.23%	SOFR+	5.75%	10/15/2021	10/15/2027	834,815	827,106	834,815	4.9
First Lien Debt		10.23%	SOFR+	5.75%	10/15/2021	10/15/2027	527,928	522,205	527,928	3.1
First Lien Debt (Revolver) (12)		12.25%	Prime+	4.75%	10/15/2021	10/15/2027	12,376	11,457	12,376	0.1
First Lien Debt		10.23%	SOFR+	5.75%	4/28/2023	10/15/2027	587,350	582,888	587,350	3.5
							1,962,469	1,943,656	1,962,469	11.6

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2024

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		11.47%	SOFR+	6.75%	1/27/2022	3/2/2029	$670,732	$670,732	$670,732	3.9%

Inergex Holdings, LLC (2)	Other Computer Related Services
First Lien Debt		11.47% cash / 2.0% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	985,595	977,219	985,595	5.8
First Lien Debt (Revolver)		11.74% cash / 2.0% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	156,250	156,250	156,250	0.9
							1,141,845	1,133,469	1,141,845	6.7
Medrina LLC	All Other Outpatient Care Centers
First Lien Debt		10.44%	SOFR+	6.00%	10/20/2023	10/20/2029	737,234	722,494	744,606	4.4
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.00%	10/20/2023	10/20/2029	—	(2,127)	—	—
First Lien Debt (Delayed Draw) (12)		n/m (5)	SOFR+	6.00%	10/20/2023	10/20/2029	—	(370)	1,489	—
							737,234	719,997	746,095	4.4
Metasource, LLC	All Other Business Support Services
First Lien Debt		10.84% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	685,222	676,976	648,220	3.8

One GI LLC	Offices of Other Holding Companies
First Lien Debt		11.21%	SOFR+	6.75%	12/13/2021	12/22/2025	848,750	844,595	824,136	4.9
First Lien Debt		11.21%	SOFR+	6.75%	12/13/2021	12/22/2025	447,310	445,005	434,338	2.6
First Lien Debt (Revolver)		11.25%	SOFR+	6.75%	12/13/2021	12/22/2025	166,667	165,862	161,833	1.0
							1,462,727	1,455,462	1,420,307	8.5
Redstone Holdco 2 LP (F/K/A RSA Security)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		12.60%	SOFR+	7.75%	4/16/2021	4/27/2029	1,000,000	992,942	576,000	3.3

RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 Class A units) (7) (13)					1/17/2018			—	331,221	1.9

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2024

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
RumbleOn, Inc. (11)	Other Industrial Machinery Manufacturing
First Lien Debt (2)		12.10% Cash / 1.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	$652,202	$637,164	$618,940	3.6%
First Lien Debt (2)		12.10% Cash / 1.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	196,825	194,387	186,787	1.1
Warrants (warrants to purchase up to $55,000 in common stock) (7)					8/31/2021	8/14/2028 (6)		50,082	8,521	0.1
							849,027	881,633	814,248	4.8
SS Acquisition, LLC	Sports and Recreation Instruction
First Lien Debt		10.35%	SOFR+	6.00%	12/20/2024	12/20/2029	1,357,143	1,350,402	1,350,402	7.9
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.00%	12/20/2024	12/20/2029	—	(710)	(710)	—
							1,357,143	1,349,692	1,349,692	7.9
Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt		10.46% Cash / 1.00% PIK	SOFR+	6.00%	10/14/2021	10/14/2026	1,311,608	1,306,942	1,239,469	7.3
First Lien Debt (Revolver) (12)		10.55%	SOFR+	6.00%	10/14/2021	10/14/2026	88,235	87,764	80,956	0.5
							1,399,843	1,394,706	1,320,425	7.8
TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		13.35%	SOFR+	8.50%	5/13/2021	11/2/2028	1,500,000	1,524,232	1,431,000	8.4

Wellful Inc. (F/K/A KNS Acquisition Corp.)	Electronic Shopping and Mail-Order Houses
First Lien Debt		9.48%	SOFR+	5.00%	12/19/2024	4/19/2030	406,334	406,334	406,334	2.4
First Lien Debt		10.72%	SOFR+	6.25%	7/26/2021	10/19/2030	621,955	621,955	621,955	3.7
							1,028,289	1,028,289	1,028,289	6.1

Total Debt and Equity Investments							$30,824,295	$30,641,906	$29,339,144	172.7%

Structured Finance Securities (11)
Apex Credit CLO 2020 Ltd.
Subordinated Notes (14) (15)		18.21%	N/A		11/16/2020	4/20/2035	$3,650,000	$3,092,684	$2,542,284	15.0%

Apex Credit CLO 2021 Ltd.
Subordinated Notes (14) (15)		18.66%	N/A		5/28/2021	7/18/2034	1,480,000	1,097,629	905,908	5.3

Apex Credit CLO 2022-1 Ltd.
Subordinated Notes (14) (15)		13.26%	N/A		4/28/2022	4/22/2033	1,892,824	1,517,260	1,096,334	6.5

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2024

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets

CLO other (10)		4.84%	N/A					$10,348	$18,975	0.1%

Elevation CLO 2021-14, Ltd.
Subordinated Notes (14) (15)		4.77%	N/A		9/21/2021	10/20/2034	$1,750,000	1,337,887	705,025	4.1

Elevation CLO 2021-15, Ltd.
Subordinated Notes (14) (15)		4.84%	N/A		12/6/2021	1/5/2035	1,250,000	833,762	446,404	2.6

Monroe Capital MML CLO X, Ltd.
Mezzanine Debt - Class E-R		13.27%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000,000	977,577	999,968	5.9

Total Structured Finance Securities							$11,022,824	$8,867,147	$6,714,898	39.5%

Total Investments							$41,847,119	$39,509,053	$36,054,042	212.2%

(1) The Company's investments are generally classified as “restricted securities” as such term is defined under Rule 6-03(f) of Regulation S-X or Rule 144 of the Securities Act. Equity ownership may be held in shares or units of companies affiliated with the portfolio company.
(2) The interest rate on this investment contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for this investment. The following table provides additional details on this PIK investment, including the maximum annual PIK interest rate allowed as of December 31, 2024:

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
(11) Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of December 31, 2024, approximately 82% of the Company's assets were qualifying assets.
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
Note 2. Summary of Significant Accounting Policies
Basis of presentation: The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with GAAP in the United States of America for interim financial information and pursuant to ASC Topic 946, Financial Services–Investment Companies, the requirements for reporting on Form 10-Q, and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation as of, and for, the periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10 K for the year ended December 31, 2024, filed on March 14, 2025. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
Significant Accounting Policies: The following information supplements the description of significant accounting policies contained in Note 2 to the Company's financial statements included in the Company's Annual Report on Form 10 K for the year ended December 31, 2024.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Cash and cash equivalents: The Company’s cash and cash equivalent balances are maintained with a member bank of the Federal Deposit Insurance Corporation (“FDIC”) and such balances generally exceed the FDIC insurance limits. The Company does not believe its cash and cash equivalent balances are exposed to any significant credit risk. Cash and cash equivalent balances are held in a US Bank Trust Company, National Association money market deposit account.
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
The Company accrues the Capital Gain Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gain Fee relating to net unrealized appreciation is deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gain Fee previously accrued such that the amount of Capital Gain Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). Since inception through March 31, 2025, the Company has not made a Capital Gain Fee payment.
The Investment Advisory Agreement will remain in effect from year-to-year upon annual approval by the Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the Company’s directors who are not “interested persons” as defined in the 1940 Act. The Board most recently approved the continuation of the Investment Advisory Agreement on April 3, 2025. The Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, and may be terminated by the Company or OFS Advisor without penalty upon not less than 60 days written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days written notice.
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
Administration Agreement: OFS Services furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to the Administration Agreement. The Board most recently approved the continuation of the Administration Agreement on April 3, 2025. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services. Amounts charged under the Administration Agreement exclude Contractual Issuer Expenses.
Equity Ownership: As of March 31, 2025, affiliates of OFS Advisor held 74,084 shares of common stock, which is approximately 4.6% of the Company’s outstanding shares of common stock.
Expenses recognized under agreements with OFS Advisor and OFS Services and distributions paid to affiliates for the three months ended March 31, 2025 and 2024 are presented below:

	Three Months Ended March 31,
	2025	2024
Base management fees	$115,524	$130,722
Incentive fees(1)	40,651	119,805
Administrative fees	170,422	187,477
Distributions paid to affiliates	13,335	18,803
(1) During the three months ended March 31, 2025 and 2024, incentives fees were comprised of Income Incentive Fees.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Expense Limitation Agreements:
Expenses Limited under the Investment Advisory Agreement
The Investment Advisory Agreement provides expense support in regard to offering-related expenses, including Contractual Issuer Expenses and the amortization of deferred offering costs. Contractual Issuer Expenses are expensed as incurred and offering costs are deferred and amortized over the twelve-months following the period incurred on a straight-line basis. OFS Advisor’s obligation to provide expense support to the Company under the Investment Advisory Agreement can be terminated at any time.
Expense limitation provided under the Investment Advisory Agreement for the three months ended March 31, 2025 and 2024, is presented below:

	Three Months Ended March 31,
	2025	2024
Net offering costs and Contractual Issuer Expenses limitations	$7,394	$66,479
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
As of March 31, 2025 and December 31, 2024, the Company is conditionally obligated under the Investment Advisory Agreement to reimburse OFS Advisor for expense support as follows:

	March 31, 2025	December 31, 2024
Unreimbursed offering costs and Contractual Issuer Expenses	$840,795	$875,049
Unreimbursed offering costs and Contractual Issuer Expenses subject to conditional reimbursement as of March 31, 2025, are summarized below based on the period in which the costs were incurred:

Period Incurred	Unreimbursed Total	Expiration of Reimbursement Eligibility(1)
Three months ended June 30, 2022	$167,789	June 30, 2025
Three months ended September 30, 2022	107,017	September 30, 2025
Three months ended December 31, 2022	61,052	December 31, 2025
Year ended December 31, 2023	395,986	December 31, 2026
Year ended December 31, 2024	103,240	December 31, 2027
Three months ended March 31, 2025	5,711	March 31, 2028
Total unreimbursed offering costs and Contractual Issuer Expenses	$840,795
(1) Expenses are pooled monthly for the determination of their reimbursement expiration date and are summarized into quarterly and yearly pools for presentation purposes. Expiration of reimbursement eligibility for portions of each pool occurs at each month-end within the periods presented above.
Expenses Limited under the Second Amended Expense Support Agreement
The Second Amended Expense Support Agreement provided expense support for all operating expenses not supported under the Investment Advisory Agreement through December 31, 2024.
On November 26, 2024, the Company and OFS Advisor entered into the ESA Termination Agreement to terminate the Second Amended Expense Support Agreement. Pursuant to the ESA Termination Agreement, the Company and OFS Advisor agreed to: (i) terminate the expense support provided by OFS Advisor effective January 1, 2025; and (ii) waive payment by the Company to OFS Advisor for any accrued and unpaid reimbursement payments (other than any reimbursement payments with respect to the quarter ending December 31, 2024, for which there were none).
In accordance with the ESA Termination Agreement, effective January 1, 2025, the Company was no longer conditionally obligated to reimburse OFS Advisor for previously provided operating support of $144,315.
No operating expense payments or reimbursements were provided for the three months ended March 31, 2025 and 2024.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 4. Investments
As of March 31, 2025, the Company had loans to 25 portfolio companies, of which 63% were first lien loans and 37% were second lien loans, at fair value, respectively. The Company also had equity investments in five portfolio companies and investments in six Structured Finance Securities.
As of March 31, 2025, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$18,959,248	47.4%	119.1%	$17,796,056	49.7%	111.8%
Second lien debt investments	11,483,986	28.8	72.1	10,513,438	29.3	66.0
Preferred equity investments	34,464	0.1	0.2	35,940	0.1	0.2
Common equity and warrant investments	340,671	0.9	2.1	431,743	1.2	2.7
Total debt and equity investments	30,818,369	77.2	193.5	28,777,177	80.3	180.7
Structured Finance Securities	9,111,435	22.8	57.2	7,051,733	19.7	44.3
Total investments	$39,929,804	100.0%	250.7%	$35,828,910	100.0%	225.0%
(1) Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $12,211,489 and $11,919,661, respectively.
As of March 31, 2025, all of the Company’s debt and equity investments were domiciled in the United States, while its Structured Finance Securities were domiciled in the Cayman Islands. These CLO investments generally hold underlying portfolios of debt investments of United States domiciled companies. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$4,239,883	10.6%	26.7%	$4,134,720	11.6%	26.0%
Education Services	1,346,685	3.4	8.5	1,331,301	3.7	8.4
Finance and Insurance	1,323,880	3.3	8.3	1,338,409	3.7	8.4
Health Care and Social Assistance	7,000,643	17.5	44.0	6,604,464	18.5	41.5
Information	2,323,182	5.8	14.6	1,909,238	5.3	12.0
Management of Companies and Enterprises	1,453,993	3.6	9.1	1,412,700	3.9	8.9
Manufacturing	5,624,035	14.1	35.3	5,461,361	15.2	34.3
Other Services (except Public Administration)	1,423,561	3.6	8.9	1,425,000	4.0	8.9
Professional, Scientific, and Technical Services	1,626,219	4.1	10.2	1,640,231	4.6	10.3
Public Administration	46,403	0.1	0.3	4,150	—	—
Retail Trade	2,745,808	6.9	17.2	2,412,432	6.7	15.1
Wholesale Trade	1,664,077	4.2	10.4	1,103,171	3.1	6.9
Total debt and equity investments	$30,818,369	77.2%	193.5%	$28,777,177	80.3%	180.7%
Structured Finance Securities	9,111,435	22.8	57.2	7,051,733	19.7	44.3
Total investments	$39,929,804	100.0%	250.7%	$35,828,910	100.0%	225.0%

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

As of December 31, 2024, the Company had loans to 25 portfolio companies, of which 63% were first lien loans and 37% were second lien loans, at fair value, respectively. The Company also had equity investments in five portfolio companies and six investments in Structured Finance Securities.
As of December 31, 2024, the Company's investments consisted of the following:

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
The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$4,239,721	10.8%	24.9%	$4,147,828	11.6%	24.4%
Education Services	1,349,692	3.4	7.9	1,349,692	3.7	7.9
Finance and Insurance	1,324,635	3.4	7.8	1,337,388	3.7	7.9
Health Care and Social Assistance	6,834,028	17.3	40.1	6,499,031	18.0	38.3
Information	2,321,216	5.9	13.7	1,994,116	5.5	11.7
Management of Companies and Enterprises	1,455,462	3.7	8.6	1,420,307	3.9	8.4
Manufacturing	5,616,422	14.2	33.1	5,492,911	15.2	32.4
Other Services (except Public Administration)	1,416,914	3.6	8.3	1,469,468	4.1	8.6
Professional, Scientific, and Technical Services	1,628,475	4.1	9.6	1,643,305	4.6	9.7
Public Administration	46,403	0.1	0.3	4,026	—	—
Retail Trade	2,745,264	6.9	16.2	2,734,340	7.6	16.1
Wholesale Trade	1,663,674	4.2	9.8	1,246,732	3.5	7.3
Total debt and equity investments	$30,641,906	77.6%	180.3%	$29,339,144	81.4%	172.7%
Structured Finance Securities	8,867,147	22.4	52.2	6,714,898	18.6	39.5
Total investments	$39,509,053	100.0%	232.5%	$36,054,042	100.0%	212.2%
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
As of March 31, 2025 and December 31, 2024, the Company had no loans on non-accrual status.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Portfolio Concentration: The following table presents the Company’s issuers based on fair value that comprise greater than 10% of the Company’s total net assets as of March 31, 2025.

					Percentage of Total
Issuer Name	Investment Type	Industry	Amortized Cost	Fair Value	Fair Value	Net Assets
Apex Credit CLO 2020 Ltd.(1)	Subordinated Note	Structured Finance Securities	$3,064,806	$2,407,946	6.7%	15.1%
Convergint Technologies Holdings, LLC	Second Lien Debt	Administrative and Support and Waste Management and Remediation Services	2,040,262	2,068,608	5.8	13.0
Honor HN Buyer, Inc.(2)	First Lien Debt	Health Care and Social Assistance	1,940,363	1,957,481	5.5	12.3
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Second Lien Debt	Ice Cream and Frozen Dessert Manufacturing	1,710,697	1,764,583	4.9	11.1
(1) As of March 31, 2025, approximately 12% and 27% of the Company’s total portfolio at fair value and its net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
(2) As of March 31, 2025, the Company had an outstanding commitment of $86,634 related to the portfolio company’s revolver facility.
Note 5. Fair Value of Financial Instruments
The Company’s investments are carried at fair value and determined in accordance with ASC 820 and a documented valuation policy that is applied in a consistent manner. Pursuant to Rule 2a-5 of the 1940 Act (“Rule 2a-5”), the Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to the Company’s investments, and the Board maintains oversight of OFS Advisor in its capacity as valuation designee, as prescribed in Rule 2a-5. The Company engages third-party valuation firms to provide assistance to OFS Advisor in determining the fair value for a majority of its investments.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 debt investments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Transfers from Level 2 to Level 3	$—	$902,919
Transfers from Level 3 to Level 2	—	2,807,458
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
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded and incur a realized capital loss. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from interest rate and inflation rate changes, the ongoing war between Russia and Ukraine, instability in the U.S. and international banking systems, the agenda of the new U.S. presidential administration, including the impact of tariff enactment and tax reductions, the risk of recession or a shutdown of U.S. government services and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company’s investments. The Company’s investments are also subject to interest rate risk. Changes in interest rates, including potential additional interest rate reductions approved by the U.S. Federal Reserve, may impact its investment income, cost of funding and the valuation of its investment portfolio.
The following tables present the Company’s investment portfolio measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, respectively:

Security	Level 1	Level 2	Level 3	Fair Value as of March 31, 2025
Debt investments	$—	$4,680,148	$23,629,346	$28,309,494
Equity investments	—	—	467,683	467,683
Structured Finance Securities	—	—	7,051,733	7,051,733
	$—	$4,680,148	$31,148,762	$35,828,910

Security	Level 1	Level 2	Level 3	Fair Value as of December 31, 2024
Debt investments	$—	$4,890,495	$23,880,203	$28,770,698
Equity investments	—	—	568,446	568,446
Structured Finance Securities	—	—	6,714,898	6,714,898
	$—	$4,890,495	$31,163,547	$36,054,042

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The following tables provide the primary quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of March 31, 2025 and December 31, 2024. The Company may make changes to the valuation techniques, among techniques otherwise commonly utilized in accordance with its valuation policies, and/or the weighting of techniques used for particular investments based on changes in facts-and-circumstances and depending on the availability of, or changes in, information in order to produce the best estimate of fair value as of the measurement date. In addition to the techniques and unobservable inputs noted in the tables below and in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets. The tables are not intended to be all-inclusive and only present the most significant unobservable input(s) relevant to the valuation designee’s determination of fair value.

	Fair Value as of March 31, 2025	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
First Lien	$14,540,908	Discounted cash flow	Discount rates	8.78% - 35.00% (13.82%)
Second Lien	6,067,500	Discounted cash flow	Discount rates	10.84% - 43.65% (16.42%)
	1,256,355	Market approach	EBITDA multiples	8.25x - 8.25x (8.25x)
	1,764,583	Market approach	Transaction Price

Structured Finance Securities(1):
Subordinated notes and other CLO equity related investments	6,051,747	Discounted cash flow	Discount rates	9.94% - 32.50% (24.50%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Mezzanine debt	999,986	Discounted cash flow	Discount margin	8.75% - 8.75% (8.75%)
			Constant default rate	3.00% - 3.00% (3.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	35,940	Market approach	EBITDA multiples	7.00x - 7.00x (7.00x)
Common equity and warrants	431,743	Market approach	EBITDA multiples	5.75x - 15.25x (9.71x)
	$31,148,762
(1) The cash flows utilized in the discounted cash flow calculations assume: (i) immediate liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices; and (ii) redeployment of proceeds at the issuing CLO’s assumed reinvestment rate.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

	Fair Value as of December 31, 2024	Valuation techniques	Unobservable inputs	Range (Weighted average)
Debt investments:
First lien	$12,724,065	Discounted cash flow	Discount rates	9.01% - 32.50% (13.75%)
	1,905,276	Market approach	Transaction Price

Second lien	8,094,849	Discounted cash flow	Discount rates	10.84% - 33.45% (14.56%)
	1,156,013	Market approach	EBITDA multiples	8.04x - 8.04x (8.04x)
Structured Finance Securities(1):
Subordinated notes and other CLO equity related investments	5,714,930	Discounted cash flow	Discount rates	9.94% - 32.00% (25.81%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Mezzanine debt	999,968	Discounted cash flow	Discount margin	8.75% - 8.75% (8.75%)
			Constant default rate	3.00% - 3.00% (3.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	35,763	Market Approach	EBITDA multiples	7.00x - 7.00x (7.00x)
Common equity and warrants	532,683	Market approach	EBITDA multiples	5.85x - 15.75x (12.27x)
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The following tables present changes in the investments measured at fair value using Level 3 inputs for the three months ended March 31, 2025 and 2024, respectively:

	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2024	$14,629,341	$9,250,862	$35,763	$532,683	$6,714,898	$31,163,547
Net realized losses on investments	(267)	—	—	—	—	(267)
Net unrealized appreciation (depreciation) on investments	(183,043)	(242,184)	177	(100,940)	92,547	(433,443)
Amortization of Net Loan Fees	23,799	16,705	—	—	4,005	44,509
Capitalized PIK interest	10,150	63,055	—	—	—	73,205
Accretion of interest income on Structured Finance Securities	—	—	—	—	229,409	229,409
Purchase of portfolio investments	279,655	—	—	—	377,737	657,392
Proceeds from principal payments on portfolio investments	(214,087)	—	—	—	—	(214,087)
Proceeds from distributions received from portfolio investments	—	—	—	—	(366,863)	(366,863)
Amendment fees received	(4,640)	—	—	—	—	(4,640)
Level 3 assets, March 31, 2025	$14,540,908	$9,088,438	$35,940	$431,743	$7,051,733	$31,148,762

	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Notes	Total
Level 3 assets, December 31, 2023	$19,960,500	$11,486,832	$34,410	$356,733	$7,096,541	$38,935,016
Net unrealized appreciation (depreciation) on investments	39,918	157,854	678	39,596	(149,476)	88,570
Amortization of Net Loan Fees	28,494	12,612	—	—	4,049	45,155
Capitalized PIK interest	6,687	52,805	—	—	—	59,492
Accretion of interest income on Structured Finance Securities	—	—	—	—	314,411	314,411
Purchase of portfolio investments	1,188,826	—	—	—	—	1,188,826
Proceeds from principal payments on portfolio investments	(146,246)	(1,593,220)	—	—	—	(1,739,466)
Proceeds from distributions received from portfolio investments	—	—	—	—	(393,488)	(393,488)
Amendment fees received	(2,962)	—	—	—	—	(2,962)
Transfers from Level 3 to Level 2	(2,807,458)	—	—	—	—	(2,807,458)
Transfers from Level 2 to Level 3	902,919	—	—	—	—	902,919
Level 3 assets, March 31, 2024	$19,170,678	$10,116,883	$35,088	$396,329	$6,872,037	$36,591,015

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the three months ended March 31, 2025 and 2024, attributable to the Company’s Level 3 assets still held at those respective period ends, was as follows:

	Three Months Ended March 31,
	2025	2024
Debt investments	$(425,196)	$223,862
Equity investments	(100,763)	40,274
Structured Finance Securities	92,547	(149,476)
Net unrealized appreciation (depreciation) on investments held	$(433,412)	$114,660
Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such values. The Company believes that the carrying amounts of its other financial instruments, such as cash, cash equivalents, receivables and payables, approximate the fair value of such items due to the short maturity of such financial instruments. The Banc of California Credit Facility is a variable rate instrument and fair value approximates book value as of March 31, 2025 and December 31, 2024.
The following tables present the fair value measurements of the Company’s debt and the level within the fair value hierarchy of the significant unobservable inputs used to determine such fair values as of March 31, 2025 and December 31, 2024:

	March 31, 2025
Description	Level 1	Level 2	Level 3(1)	Total
Banc of California Credit Facility	$—	$—	$4,265,000	$4,265,000
Unsecured Note	—	—	14,495,673	14,495,673
Total debt, at fair value	$—	$—	$18,760,673	$18,760,673

	December 31, 2024
Description	Level 1	Level 2	Level 3(1)	Total
Banc of California Credit Facility	$—	$—	$5,265,000	$5,265,000
Unsecured Note	—	—	14,386,806	14,386,806
Total debt, at fair value	$—	$—	$19,651,806	$19,651,806
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

The following table sets forth the carrying values and fair values of the Company’s debt as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Banc of California Credit Facility	$4,265,000	$4,265,000	$5,265,000	$5,265,000
Unsecured Note	14,878,855	14,495,673	14,860,683	14,386,806
Total debt	$19,143,855	$18,760,673	$20,125,683	$19,651,806
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 6. Commitments and Contingencies
The following table presents the Company’s outstanding commitments to fund investments to portfolio companies as of March 31, 2025:

Portfolio Company	Investment Type	Commitment
Associated Springs, LLC	First Lien Debt (Delayed Draw)	$431,034
Boca Home Care Holdings, Inc.	First Lien Debt (Revolver)	129,032
Clevertech Bidco, LLC	First Lien Debt (Revolver)	126,033
Honor HN Buyer Inc.	First Lien Debt (Revolver)	86,634
Medrina LLC	First Lien Debt (Revolver)	106,383
Medrina LLC	First Lien Debt (Delayed Draw)	25,532
SS Acquisition, LLC	First Lien Debt (Revolver)	142,857
Tolemar Acquisition, Inc.	First Lien Debt (Revolver)	44,118
		$1,091,623
As of March 31, 2025, the Company had cash and cash equivalents of $364,456 and an unused commitment of $10,735,000 under the Banc of California Credit Facility, subject to the terms of the borrowing base, to fund these outstanding commitments to portfolio companies.
The following table shows the Company’s outstanding commitments to fund investments to portfolio companies as of December 31, 2024:

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
		$1,215,028
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2025.
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
Note 7. Borrowings
Banc of California Credit Facility: On September 12, 2018, the Company entered into the Banc of California Credit Facility. The Banc of California Credit Facility currently bears interest at a variable rate of the Prime Rate plus a 0.25% margin, with a 5.0% floor, and includes an annual commitment fee of 0.50% (based upon the current maximum principal amount of the facility). The Banc of California Credit Facility is scheduled to mature on February 28, 2026.

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
The maximum availability of the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which typically excludes Structured Finance Securities and as otherwise specified in the BLA, subject to an overall maximum principal amount of $15,000,000. The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of March 31, 2025 and December 31, 2024, the Company had outstanding debt under the Banc of California Credit Facility of $4,265,000 and $5,265,000, respectively. As of March 31, 2025, the unused commitment under the Banc of California Credit Facility was $10,735,000, subject to the terms of the borrowing base and other covenants.
For the three months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Banc of California Credit Facility were as follows:

	Three Months Ended March 31,
	2025	2024
Stated interest expense	$89,598	$173,631
Amortization of debt issuance costs	20,224	25,366
Total interest and debt financing costs	$109,822	$198,997
Cash paid for interest expense	$92,580	$172,353
Effective interest rate	9.46%	10.14%
Average outstanding balance	$4,709,444	$7,850,714
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
On each of March 31, 2025 and December 31, 2024, the Company’s Unsecured Note had an aggregate outstanding principal of $15,000,000.
For the three months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Note were as follows:

	Three Months Ended March 31,
	2025	2024
Stated interest expense	$206,250	$206,250
Amortization of debt issuance costs	18,172	18,172
Total interest and debt financing costs	$224,422	$224,422
Cash paid for interest expense	$206,250	$206,250
Effective interest rate	5.98%	5.98%
Average outstanding balance	$15,000,000	$15,000,000

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

For the three months ended March 31, 2025 and 2024, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended March 31,
	2025	2024
Average dollar borrowings	$19,709,444	$22,850,714
Weighted average effective interest rate	6.88%	7.41%
Note 8. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Per Share Operating Performance:
Net asset value per share at beginning of period	$10.21	$10.49
Net investment income(1)	0.18	0.26
Net realized loss, net of taxes(1)(9)	—	—
Net unrealized appreciation (depreciation) on investments, net of deferred taxes(1)	(0.37)	0.01
Total net income (loss) from operations(1)	(0.19)	0.27
Distributions(2)	(0.18)	(0.25)
Repurchase of common stock(1)(3)	(0.01)	(0.01)
Net asset value per share at end of period	$9.83	$10.50
Total return based on net asset value(4)(5)	(2.0)%	2.5%
Shares outstanding at end of period	1,620,078	1,786,974
Weighted average shares outstanding	1,661,676	1,832,927
Ratio/Supplemental Data
Average net asset value(6)	$16,458,256	$19,003,043
Net asset value at end of period	$15,925,507	$18,758,599
Net investment income	$298,616	$479,221
Ratio of net operating expenses to average net assets(7)	22.5%	24.4%
Ratio of net investment income to average net assets(7)	7.3%	10.1%
Portfolio turnover(8)	1.6%	2.9%
(1)Calculated on the average share method.
(2)The per share data for distributions is the actual amount of distributions declared per share during the period. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its estimated ICTI for the full year and distributions paid for the full year.
(3)The repurchase of common stock on a per share basis reflects the incremental net asset value change as a result of the retirement of shares from the Company’s repurchases of common stock, the dilutive or anti-dilutive impact from significant changes in weighted-average shares outstanding during the period, and the difference between the per share amount distributed to common stockholders of record and the per share amount distributed based on the weighted-average shares of common stock outstanding during the applicable period.
(4)Calculated as ending net asset value less beginning net asset value, adjusting for cumulative monthly distributions reinvested at the Company’s quarter-end net asset value.
(5)Not annualized.
(6)Based on the average of the net asset value at the beginning and end of the indicated period and, if applicable, the preceding calendar quarters.
(7)Annualized.
(8)Portfolio turnover rate is calculated using the lesser of period-to-date sales, portfolio investment distributions and principal payments or period-to-date purchases over the average of the total investments at fair value.
(9)For the three months ended March 31, 2025 and 2024, net realized loss, net of taxes, rounds to less than $0.01 per common share.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 9. Capital Transactions
Common Stock Transactions
During the three months ended March 31, 2025 and 2024, the Company did not sell or issue any share shares of common stock in the Offering.
Repurchases of Shares
The following table summarizes the common stock repurchases by the Company for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
	Shares	Amount	Shares	Amount
Repurchase of common stock	44,045	$448,381	48,625	$514,943
All repurchased shares were retired upon acquisition.
Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the three months ended March 31, 2025 and 2024. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Per Share Amount	Cash Distribution
Three Months Ended March 31, 2025
January 29, 2025	January 29, 2025	April 15, 2025	$0.06	$99,846
February 26, 2025	February 26, 2025	April 15, 2025	0.06	99,846
March 27, 2025	March 27, 2025	April 15, 2025	0.06	97,206
Total			$0.18	$296,898

Three Months Ended March 31, 2024
January 27, 2024	January 29, 2024	February 5, 2024	$0.0846	$155,292
February 27, 2024	February 27, 2024	March 5, 2024	0.0846	155,292
March 27, 2024	March 27, 2024	April 5, 2024	0.0846	151,178
Total			$0.2538	$461,762
The Second Amended Expense Support Agreement was designed to ensure no portion of the Company’s distribution to stockholders were paid from Offering proceeds (i.e., no return of capital), and provided expense reduction payments to the Company in any quarterly period in which the Company’s aggregate distributions to stockholders exceeds the Company’s cumulative ICTI and net realized gains.
On November 26, 2024, the Company and OFS Advisor entered into the ESA Termination Agreement to terminate the Second Amended Expense Support Agreement effective January 1, 2025. Effective upon the termination date, OFS Advisor is no longer obligated to provide expense support payments to the Company under the Second Amended Expense Support Agreement.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 10. Subsequent Events Not Disclosed Elsewhere
On April 26, 2025, the Board declared a distribution of $0.06 per common share, which represents a 6.5% annualized distribution yield based on the Company’s common stock offering price as of April 29, 2025, which will be paid on July 15, 2025 to stockholders of record on April 28, 2025.
On May 7, 2025, the Board approved a tender offer, commencing on May 29, 2025, to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ending March 31, 2025.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. For additional overview information on the Company, see “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 14, 2025.
Overview
Key performance metrics per common share are presented below:

	March 31, 2025	December 31, 2024
Net asset value	$9.83	$10.21

	Three Months Ended
	March 31, 2025	December 31, 2024
Net investment income	$0.18	$0.23
Net increase (decrease) in net assets resulting from operations	(0.19)	0.46
Distributions declared	0.18	0.25
Our NAV per common share decreased from $10.21 at December 31, 2024 to $9.83 at March 31, 2025, primarily due to a net loss on investments of $0.37 per common share.
For the three months ended March 31, 2025, total investment income decreased $165,419 compared to the prior quarter, primarily attributable to the impact of lower SOFR rates driven by the U.S. Federal Reserve rate cuts enacted in the fourth quarter of 2024. See “—Results of Operations” for additional information.
For the three months ended March 31, 2025, we recognized a net loss on investments of $618,834, primarily due to net unrealized depreciation of $645,883. The net unrealized depreciation was comprised of net unrealized depreciation of $738,431 on our debt and equity securities, partially offset by net unrealized appreciation of $92,547 on our Structured Finance Securities.
As of March 31, 2025, we had no loans on non-accrual status. See “—Portfolio Composition and Investment Activity” for additional information.
Our total outstanding debt decreased from $20,265,000 at December 31, 2024 to $19,265,000 at March 31, 2025. For the three months ended March 31, 2025, our weighted-average debt interest costs of 6.9% remained stable, compared to 7.0% during the prior quarter. As of March 31, 2025, 78% of our total outstanding debt was fixed rate and of our total outstanding debt 100% contractually matures in 2026.
As of March 31, 2025, our asset coverage ratio of 183% exceeded the minimum asset coverage requirement of 150% under the 1940 Act, and we remained in compliance with all applicable covenants under our outstanding debt facilities. As of March 31, 2025, we had an unused commitment of $10,735,000 under our Banc of California Credit Facility, subject to the terms of the borrowing base and other covenants. As of March 31, 2025, we had unfunded commitments of $1,091,623 to fund various undrawn revolvers and other portfolio investments. We continue to believe that we have sufficient levels of liquidity to support our commitments to existing portfolio companies and selectively deploy capital in new investment opportunities. See “—Liquidity and Capital Resources” for additional information.
On April 26, 2025, our Board declared a distribution of $0.06 per common share, which represents a 6.5% annualized distribution yield based on our common stock offering price as of April 29, 2025, which will be paid on July 15, 2025 to stockholders of record on April 28, 2025.
On May 7, 2025, our Board approved a tender offer, commencing on May 29, 2025, to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ending March 31, 2025.
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
•Expense Limitation Agreement: OFS Advisor limits certain of our incurred expenses under the Investment Advisory Agreement which contains provisions limiting organization and offering costs and Contractual Issuer Expenses. The agreement contains conditions pursuant to which we may become obligated to reimburse OFS Advisor for expense limitation provided thereunder. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3.
The Second Amended Expense Support Agreement limited certain operating expenses. On November 26, 2024, we entered into the ESA Termination Agreement with OFS Advisor to terminate the Second Amended Expense Support Agreement effective January 1, 2025.
OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to us and OFS Advisor is free to furnish similar services to other entities, including other funds advised or sub-advised by OFS Advisor, so long as its services to us are not impaired. OFS Advisor also serves as the investment adviser to other funds, including OFS Capital and OCCI. Additionally, OFS Advisor provides sub-advisory services to: (i) CMFT Securities Investments, LLC, a wholly owned subsidiary of CIM Real Estate Finance Trust, Inc., a corporation that qualifies as a real estate investment trust; and (ii) CIM Real Assets & Credit Fund, an externally managed registered investment company that operates as an interval fund that invests primarily in a combination of real estate, credit and related investments.
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
Conflicts may arise when an account managed by OFS Advisor makes an investment in conjunction with an investment being made by an Affiliated Account, or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Potential conflicts arise when addressing, among other things, questions as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced. For additional information see “Item 1. Business—Regulation—Conflicts of Interest” and “Item 1A. Risk Factors—Risks Related to OFS Advisor and its Affiliates—We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 14, 2025.

Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those relating to revenue recognition, expense limitation agreements and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board. For descriptions of our revenue recognition and fair value policies, see “Item 8. Financial Statements—Notes to Consolidated Financial Statements—Note 2” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 14, 2025.
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments as of March 31, 2025:

	Fair Value as of March 31, 2025	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
First lien	$17,796,056	$17,523,858	$18,064,759
Second lien	10,513,438	10,277,737	10,746,995

Structured Finance Securities:
Subordinated notes and other CLO equity related investments	6,051,747	5,746,292	6,357,204
Mezzanine debt	999,986	980,531	1,019,441

Equity investments:
Preferred equity	35,940	35,940	35,940
Common equity and warrants	431,743	379,561	484,034
	$35,828,910	$34,943,919	$36,708,373
Portfolio Composition and Investment Activity
Portfolio Composition
The following table summarizes the composition of our investment portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt investments(1)	$18,959,248	$17,796,056	$18,869,194	$18,050,368
Second lien debt investments	11,483,986	10,513,438	11,397,577	10,720,330
Preferred equity investments	34,464	35,940	34,464	35,763
Common equity and warrant investments	340,671	431,743	340,671	532,683
Total Portfolio Company Investments	30,818,369	28,777,177	30,641,906	29,339,144
Structured Finance Securities	9,111,435	7,051,733	8,867,147	6,714,898
Total Investments	$39,929,804	$35,828,910	$39,509,053	$36,054,042
Total number of Portfolio Companies and Structured Finance Securities	34	34	34	34
(1) As of March 31, 2025 and December 31, 2024, first lien debt investments include unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $12,211,489 and $11,919,661, respectively, and $12,118,634 and $12,008,672, respectively.

As of March 31, 2025, 100% and 79% of our loan portfolio and total portfolio consisted of first lien and second lien debt investments, respectively, based on fair value.
As of March 31, 2025, the three largest industries of our Portfolio Company Investments by fair value, were: (1) Health Care and Social Assistance of 23.0%; (2) Manufacturing of 19.0%; and (3) Administrative and Support and Waste Management and Remediation Services of 14.4%, totaling an aggregate of approximately 56.4% of our debt and equity investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1. Financial Statements—Note 4.”
The following table presents our ten largest investments by issuer based on fair value as of March 31, 2025:

Issuer Name	Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value	% of Net Assets, at Fair Value
Apex Credit CLO 2020 Ltd.(1)	Structured Finance Security	$3,064,806	$2,407,946	6.7%	15.1%
Convergint Technologies Holdings, LLC	Debt	2,040,262	2,068,608	5.8	13.0
Honor HN Buyer, Inc.	Debt	1,940,363	1,957,481	5.5	12.3
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Debt	1,710,697	1,764,583	4.9	11.1
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets)	Debt	1,716,352	1,540,652	4.3	9.7
BayMark Health Services, Inc.	Debt	1,671,822	1,479,721	4.1	9.2
Asurion, LLC	Debt	1,423,561	1,425,000	4.0	8.9
TruGreen Limited Partnership	Debt	1,522,675	1,416,000	4.0	8.9
One GI LLC	Debt	1,453,993	1,412,700	3.9	8.8
Clevertech Bidco, LLC	Debt	1,323,880	1,338,409	3.7	8.4
Total		$17,868,411	$16,811,100	46.9%	105.4%
(1) As of March 31, 2025, approximately 12.1% and 27.1% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
A deterioration or improvement in the operating performance of these portfolio investments, or other factors underlying the valuation of these investments, could have a material impact on our NAV.
Structured Finance Securities
The following table summarizes the composition of our Structured Finance Securities as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes and other CLO equity related investments	$8,129,854	$6,051,747	$7,889,570	$5,714,930
Mezzanine debt	981,581	999,986	977,577	999,968
Total Structured Finance Securities	$9,111,435	$7,051,733	$8,867,147	$6,714,898
Number of Structured Finance Security Issuers	6	6	6	6
Non-performing Structured Finance Securities are securities that have not been optionally redeemed and have an effective yield of 0.0%, as remaining residual distributions are anticipated to be recognized as a return of capital. As of March 31, 2025, we had no non-performing Structured Finance Securities.

Portfolio Yields
The following table presents weighted-average yield metrics for our investment portfolio for the three months ended March 31, 2025 and December 31, 2024:

	For the Three Months Ended
	March 31, 2025	December 31, 2024
Weighted-average performing income yield(1):
Debt investments	12.5%	13.2%
Structured Finance Securities	11.9	13.4
Interest-bearing investments	12.3%	13.2%

Weighted-average realized yield(2):
Interest-bearing investments	12.3%	13.2%
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
For the three months ended March 31, 2025, the weighted average performing income yield on interest-bearing investments decreased to 12.3% from 13.2% during the prior quarter, primarily due to an aggregate 50 basis point reduction in the U.S. Federal Reserve target federal funds rate enacted during the prior quarter. As of March 31, 2025, 96% of our total loan portfolio, at fair value, consisted of variable rate investments, generally indexed to SOFR. See additional information under “Item 3. Quantitative and Qualitative Disclosures About Market Risk”.
Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels.
Investment Activity
The following is a summary of our investment activity for the three months ended March 31, 2025 and March 31, 2024:

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Investments in debt and equity securities	$279,655	$1,188,826
Investments in Structured Finance Securities	377,737	—
Total investment purchases and originations	$657,392	$1,188,826

Proceeds from principal payments on portfolio investments	$224,070	$3,300,558
Proceeds from distributions received from portfolio investments	366,863	393,488
Total proceeds from principal payments and distributions received from portfolio investments	$590,933	$3,694,046

We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2024. The following table shows the classification of our debt securities, excluding Structured Finance Securities, by credit risk rating as of March 31, 2025 and December 31, 2024:

Debt Investments
	March 31, 2025			December 31, 2024
Risk Category	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value
1 (Low Risk)	$—	$—	—%	$—	$—	—%
2 (Below Average Risk)	—	—	—	—	—	—
3 (Average)	23,095,563	22,593,077	79.8	22,994,301	22,906,190	79.6
4 (Special Mention)	7,347,671	5,716,417	20.2	7,272,470	5,864,508	20.4
5 (Substandard)	—	—	—	—	—	—
6 (Doubtful)	—	—	—	—	—	—
7 (Loss)	—	—	—	—	—	—
	$30,443,234	$28,309,494	100.0%	$30,266,771	$28,770,698	100.0%
Non-Accrual Loans
Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as interest income or applied as a reduction to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, it is probable that the Company will collect all principal and interest from the investment. For the three months ended March 31, 2025, no loans were placed on non-accrual status.
As of March 31, 2025 and December 31, 2024, we had no debt investments on non-accrual status.
Results of Operations
Our key financial measures are described in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Key Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 14, 2025. The following is a discussion of the key financial measures that management uses in reviewing the performance of our operations.
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

Comparison of the three months ended March 31, 2025, December 31, 2024 and March 31, 2024

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Interest income	$1,147,733	$1,286,489	$1,548,674
PIK interest income	73,205	68,584	59,614
Dividend income	1,072	1,066	1,050
Fee income	2,170	33,460	29,335
Total investment income	1,224,180	1,389,599	1,638,673
Total operating expenses	932,958	1,005,254	1,225,931
Net expense limitation	(7,394)	(6,294)	(66,479)
Net investment income	298,616	390,639	479,221
Net gain (loss) on investments	(618,834)	394,660	8,597
Net increase (decrease) in net assets resulting from operations	$(320,218)	$785,299	$487,818
Investment Income
For the three months ended March 31, 2025, interest income decreased $138,756 compared to the prior quarter, primarily attributable to the impact of lower SOFR rates driven by the U.S. Federal Reserve rate cuts enacted in the fourth quarter of 2024.
For the three months ended March 31, 2025, fee income decreased $31,290 compared to the prior quarter, primarily due to no syndication or prepayment fees recognized during the current quarter.
Operating Expenses
Total operating expenses for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024 are presented below:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Expenses subject to limitation under the Investment Advisory Agreement:
Contractual Issuer Expenses	$5,711	$4,574	$59,126
Amortization of deferred offering costs	1,683	1,720	7,353
Total expenses subject to limitation under the Investment Advisory Agreement	7,394	6,294	66,479

Other operating expenses:
Interest expense	334,244	361,867	423,419
Base management fees	115,524	119,152	130,722
Incentive fees	40,651	97,660	119,805
Administrative fees	170,422	157,817	187,477
Professional fees	183,263	148,443	192,168
Transfer agent expenses	38,177	65,821	53,162
Other expenses	43,283	48,200	52,699
Total other operating expenses	925,564	998,960	1,159,452
Total operating expenses	$932,958	$1,005,254	$1,225,931
Expenses Limited under the Investment Advisory Agreement
OFS Advisor did not incur any offering costs on our behalf during the three months ended March 31, 2025, and December 31, 2024.
Contractual Issuer Expenses relate to the direct involvement of OFS Advisor’s employees and employees of its affiliates in the Offering process. OFS Advisor incurred, on our behalf, Contractual Issuer Expenses of $5,711 and $4,574 during the three months ended March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31,

2025, Contractual Issuer Expenses decreased $53,415 compared to the corresponding period in the prior year, primarily due to a decrease in activity under the Offering process.
We are conditionally obligated to pay OFS Advisor up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid by OFS Advisor and their affiliates have been recovered. During the three months ended March 31, 2025 and December 31, 2024, we did not reimburse OFS Advisor for any offering costs and Contractual Issuer Expenses due to no sales of common stock under the Offering. As of March 31, 2025, reimbursable offering costs and Contractual Issuer Expenses were $840,795. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3” for additional information.
Other Operating Expenses
For the three months ended March 31, 2025 and December 31, 2024
For the three months ended March 31, 2025, total other operating expenses decreased $73,396 compared to the prior quarter, primarily due to decreases in interest expense and incentive fees.
Interest expense for the three months ended March 31, 2025 decreased $27,623 compared to the prior quarter, primarily due to a reduction in our average outstanding debt balance and the reduction in the U.S. Federal Reserve target federal funds rate effected during the prior quarter, reducing the cost of debt on our Banc of California Credit Facility.
Incentive fees for the three months ended March 31, 2025 decreased $57,009 compared to the prior quarter, primarily due to a decrease in net investment income return on net assets in the current quarter.
For the three months ended March 31, 2025 and 2024
For the three months ended March 31, 2025, total expenses decreased $233,888 compared to the corresponding period in the prior year, primarily due to a decrease of $89,175 in interest expense related to the reduction in our average outstanding debt balances.
For the three months ended March 31, 2025, expenses payable to OFS Advisor and affiliates (base management fees, incentive fees and administrative fees) decreased $63,375 compared to the corresponding period in the prior year due to a smaller investment portfolio.
Net realized and unrealized gain (loss) on investments
Net gain (loss) on investments for the three months ended March 31, 2025 and December 31, 2024
For the three months ended March 31, 2025, net loss on investments of $618,834 was primarily due to net unrealized depreciation of $645,883. The net unrealized depreciation was comprised of net unrealized depreciation of $738,431 on our debt and equity securities, partially offset by net unrealized appreciation of $92,547 on our Structured Finance Securities.
For the three months ended December 31, 2024, our portfolio experienced net gains of $394,660, primarily due to net unrealized appreciation of $517,478, partially offset by net realized losses of $118,979. For the three months ended December 31, 2024, we recognized a net realized loss of $151,552 on the restructuring of a first lien debt investment.
Liquidity and Capital Resources
As of March 31, 2025, we held cash of $364,456 and had an unused commitment of $10,735,000 under our Banc of California Credit Facility, subject to the terms of the borrowing base and other covenants. As of March 31, 2025, we had unfunded commitments of $1,091,623 to fund various undrawn revolvers and other portfolio investments. We continue to believe that we have sufficient levels of liquidity to support our commitments to existing portfolio companies and selectively deploy capital in new investment opportunities.

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

	Three Months Ended March 31,
	2025	2024
Cash from net investment income(1)	$(129,112)	$(139,677)
Net repayments of portfolio investments(1)	948,600	2,190,809
Net cash provided by operating activities	819,488	2,051,132

Distributions paid to common stockholders	(140,785)	(465,876)
Net repayments under revolving line of credit	(1,000,000)	(800,000)
Repurchases of common stock	(294,331)	(525,963)
Net cash used in financing activities	(1,435,116)	(1,791,839)
Net change in cash and cash equivalents	$(615,628)	$259,293
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
Our operating activities provided $819,488 and $2,051,132 in cash for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the principal source of operating liquidity was the sale and repayment of portfolio investments. Net cash provided by operating activities benefited from the positive cash flow impact of expense limitation under the Investment Advisory Agreement of $7,394 and $66,479 for the three months ended March 31, 2025 and 2024, respectively, which reduced the net amount paid to OFS Advisor. Expense support and limitation under the Investment Advisory Agreement is cancelable at any time.
Net purchases and origination of portfolio investments relates to the investment activity of our portfolio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Composition and Investment Activity.”
During the three months ended March 31, 2025 and 2024, we paid $294,331 and $525,963, respectively, in connection with our tender offers to repurchase shares of our common stock. Subsequent to March 31, 2025, we paid $448,381 in connection with our first quarter 2025 tender offer to repurchase shares of our common stock.
During the three months ended March 31, 2025, we paid $140,785 in dividends to common stockholders and, subsequent to March 31, 2025 and through May 5, 2025, we paid $296,898 in dividends to our common stockholders.
Borrowings
Banc of California Credit Facility. The Banc of California Credit Facility is available for general corporate purposes, including investment funding, and is scheduled to mature on February 28, 2026. On December 17, 2024, we amended the Banc of California Credit Facility to, among other things: (i) decrease the maximum commitment amount from $20,000,000 to $15,000,000; (ii) decrease the minimum tangible net asset value covenant from $15,000,000 to $12,000,000; and (iii) decrease the covenant requiring minimum quarterly net investment income after management/incentive fees from $300,000 to $200,000. The maximum amount available to borrow under the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which typically excludes Structured Finance Securities and as otherwise specified in the BLA, subject to a maximum principal amount of $15,000,000.
The Banc of California Credit Facility currently bears interest at a variable Prime Rate plus a 0.25% margin, with a 5.00% floor, and includes an annual commitment fee equal to 0.50% of the maximum principal amount of the facility. As of March 31, 2025, the stated interest rate on the Banc of California Credit Facility was 7.75%. As of March 31, 2025, the Banc of California Credit Facility bore an effective interest rate of 9.56%, inclusive of interest on the outstanding balance, deferred financing cost amortization and commitment fees.
As of March 31, 2025, we had $4,265,000 outstanding and an unused commitment of $10,735,000 under the Banc of California Credit Facility, subject to a borrowing base and other covenants. As of March 31, 2025, we were in compliance in all material respects with the applicable covenants under the Banc of California Credit Facility.
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
On September 23, 2021, we executed an amendment to the Note Purchase Agreement. The amendment, among other things: (i) extended the scheduled maturity date of the Unsecured Note from November 27, 2024 to November 27, 2026; (ii) reduced the coupon rate of the Unsecured Note from 6.50% to 5.50%; and (iii) reduced the default rate of the Unsecured Note, if applicable, from 8.50% to 7.50%. In addition, under the Note Purchase Agreement, as amended, we may, at our option, upon notice to the purchaser, redeem at any time all, or from time to time any part of, the Unsecured Note, in an amount not less than 10% of the aggregate principal amount of the Unsecured Note then outstanding in the case of a partial redemption, at 100% of the principal amount so redeemed, together with interest on such Unsecured Note accrued to, but excluding, the date of redemption, and with no redemption settlement amount paid by us in connection with any such redemption.
The Note Purchase Agreement contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a business development company within the meaning of the 1940 Act and a minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, certain judgments and orders, and certain events of bankruptcy. As of March 31, 2025, we were in compliance in all material respects with the applicable covenants under the Note Purchase Agreement.
As of March 31, 2025, the Unsecured Note had the following terms and balances:

	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate	Effective Interest Rate(1)	Maturity
Unsecured Note	$15,000,000	$121,145	5.50%	5.98%	11/27/2026
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
As of March 31, 2025, the aggregate amount of senior securities outstanding was $19,265,000, for which our asset coverage was 183%. The asset coverage ratio for a class of senior securities representing indebtedness is calculated by aggregating our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
In addition, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have made, and may continue to make, opportunistic investments in Structured Finance Securities and other non-qualifying assets, consistent with our investment strategy. Investments in Structured Finance Securities are generally made in non-U.S. entities and therefore are generally deemed to be non-qualifying. As of March 31, 2025, approximately 78% of our investments were qualifying assets.
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
Contractual Obligations
We, with approval of our Board, entered into the Investment Advisory Agreement, the Dealer Manager Agreement and the Administration Agreement. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 1 and Note 3."
As of March 31, 2025, we had $364,456 of cash and cash equivalents and an unused commitment of $10,735,000 under our Banc of California Credit Facility, subject to the terms of the borrowing base and other covenants, to meet our short-term contractual obligations, such as $1,091,623 in outstanding commitments to fund investments under various undrawn revolvers and other portfolio company credit facilities. As of March 31, 2025, our Banc of California Credit Facility that matures on February 28, 2026 and had $4,265,000 outstanding, and our Unsecured Note that matures in November 2026 and had $15,000,000 outstanding, could be repaid by selling portfolio investments that have a fair value of $35,828,910. We cannot, however, be certain that this source of funds will be available and upon terms acceptable to us in sufficient amounts in the future. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value and incur significant realized losses on our invested capital.
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
Off-Balance Sheet Arrangements
Amounts Conditionally Reimbursable to OFS Advisor. OFS Advisor and affiliates have incurred offering costs and Contractual Issuer Expenses, of which $840,795 and $875,049 were unreimbursed as of March 31, 2025 and December 31,

2024, respectively. We remain conditionally liable to OFS Advisor for organization and offering costs incurred on our behalf. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3.”
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
Our Board maintains a variable dividend policy with the objective of distributing twelve monthly distributions in an amount not less than 90% of our annual taxable income for a particular year. In addition, during the year, we may pay a special dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year. We may choose to retain a portion of our taxable income in any year and pay the 4% U.S. federal excise tax on the retained amounts. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s stockholders.
Certain historical distributions were supported by expense limitation payments under the Second Amended Expense Support Agreement to ensure no portion of our distributions to stockholders were paid from Offering proceeds (i.e., no return of capital). On November 26, 2024, we entered into the ESA Termination Agreement with OFS Advisor to terminate the Second Amended Expense Support Agreement effective January 1, 2025.
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
Recent Developments
On April 26, 2025, our Board declared a distribution of $0.06 per common share, which represents a 6.5% annualized distribution yield based on our common stock offering price as of April 29, 2025, which will be paid on July 15, 2025 to stockholders of record on April 28, 2025.
On May 7, 2025, our Board approved a tender offer, commencing on May 29, 2025, to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ending March 31, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, interest rate and inflation rate changes, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, the agenda of the new U.S. presidential administration, including the impact of tariff enactment and tax reductions, instability in the U.S. and international banking systems and the risk of recession or a shutdown of U.S. government services has introduced significant volatility in the financial markets, and the effects of this volatility has impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on March 14, 2025.
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of most portfolio investments without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the three months ended March 31, 2025 for more information relating to our investment valuation.
Interest Rate Risk
As of March 31, 2025, we held loans and mezzanine debt investments with an aggregate fair value of $28.1 million that bore interest at floating interest rates and contained interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. The aggregate 100 basis point reduction in the U.S. Federal Reserve target federal funds rate enacted from September 2024 through December 2024 influences SOFR-based rates, to which our variable rate debt investments are generally indexed. These rate decreases resulted in our variable rate debt investments generating less interest income during the three months ended March 31, 2025. Changes in interest rates, including potential additional interest rate reductions approved by the U.S. Federal Reserve, may impact our investment income, cost of funding and the valuation of our investments. Additional reductions in interest rates would reduce our interest income, which could in turn decrease our net investment income if such decreases in base interest rates are not offset by other factors, such as increases in the spread over such base interest rates or decreases in our operating expenses.
Our outstanding Unsecured Note bears interest at a fixed rate, which may result in net interest margin compression in a period of falling rates. Our Banc of California Credit Facility has a floating interest rate provision based on the Prime Rate, which resulted in a stated interest rate of 7.75% as of March 31, 2025.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates as of March 31, 2025. As of March 31, 2025, 1-month and 3-month SOFR were 4.32% and 4.29%, respectively. Assuming that the interim, unaudited Statement of Assets and Liabilities as of March 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase	Interest income	Interest expense	Net change
25	$72,962	$(10,663)	$62,299
50	150,242	(21,325)	128,917
75	227,523	(31,988)	195,535
100	304,803	(42,650)	262,153
125	382,084	(53,313)	328,771

Basis point decrease	Interest income	Interest expense	Net change
25	$(81,599)	$10,663	$(70,936)
50	(158,880)	21,325	(137,555)
75	(236,161)	31,988	(204,173)
100	(313,441)	42,650	(270,791)
125	(390,722)	53,313	(337,409)

Although we believe that the foregoing analysis is indicative of our net interest margin sensitivity to interest rate changes as of March 31, 2025, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facilities, that could affect net increase (decrease) in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the table above.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in “Part I— Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on March 14, 2025 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.
There have been no material changes from the risk factors previously disclosed in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K. The risks previously disclosed in our Annual Report on Form 10-K should be read together with the other information disclosed elsewhere in this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities, Use of Proceeds
During the three months ended March 31, 2025, we did not sell any shares of our common stock.
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
The following table summarizes the common stock repurchases by us for the three months ended March 31, 2025:

Three Months Ended March 31, 2025	Number of Shares	Amount
January 1, 2025 through January 31, 2025	—	$—
February 1, 2025 through February 28, 2025	—	—
March 1, 2025 through March 31, 2025	44,045	448,381

Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
(a)    Not applicable.
(b)    Not applicable.
(c)    During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: May 9, 2025	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Kyle Spina
	Name:	Kyle Spina
	Title:	Chief Financial Officer