Form 10-Q
period 2025-06-30
Hancock Park Corporate Income, Inc.
filed 2025-08-08
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
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

Not applicable
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
Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 5, 2025 was 1,576,962.

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

ASC	Accounting Standards Codification, as issued by the FASB
Banc of California Credit Facility	A senior secured revolving credit facility, as amended, with Banc of California (formerly known as Pacific Western Bank), as lender, that provides for borrowings to the Company in an aggregate principal amount up to $15,000,000
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Banc of California, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company’s board of directors
CCO	CCO Capital, LLC, a Delaware limited liability company and the Company’s dealer manager and an affiliate of OFS Advisor
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Company	Hancock Park Corporate Income, Inc. and its consolidated subsidiaries
Contractual Issuer Expenses	Salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in offering and other contractually-defined activities
Dealer Manager Agreement	Broker-dealer management agreement dated August 3, 2020 by and among the Company, OFS Advisor, International Assets Advisory, LLC and CCO, and amended and restated on February 2, 2022
EBITDA	Earnings before interest, taxes, depreciation, and amortization
ESA Termination Agreement	An agreement between OFS Advisor and the Company dated November 26, 2024, which terminated the Second Amended Expense Support Agreement
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Accounting principles generally accepted in the United States
HPCI-MB	HPCI-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor, dated July 15, 2016
NAV	Net asset value. NAV is calculated as consolidated total assets less consolidated total liabilities, and can be expressed in the aggregate or on a per share basis
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
Note Purchase Agreement	The Note Purchase Agreement between the Company and a qualified institutional investor dated November 27, 2019, as amended, in which the Company sold in a private placement the Unsecured Note
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company, for which OFS Advisor serves as investment adviser

Term	Explanation or Definition
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Advisers Act, focusing primarily on investments in middle market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments
OFS Capital	OFS Capital Corporation, a Delaware corporation and publicly traded BDC, for which OFS Advisor serves as investment adviser
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a subsidiary of OFSAM Holdings, and a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSAM Holdings	Orchard First Source Asset Management Holdings, LLC, a holding company consisting of asset management businesses, including OFS Advisor, a registered investment adviser focusing primarily on investments in middle-market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments, and OFS CLO Management, LLC, OFS CLO Management II, LLC and OFS CLO Management III, LLC, each a registered investment adviser focusing primarily on investments in broadly syndicated loans
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Securities
Prime Rate	United States Prime interest rate
RIC	Regulated investment company under the Code
SEC	United States Securities and Exchange Commission
Second Amended Expense Support Agreement	Second Amended and Restated Expense Support and Conditional Reimbursement Agreement dated February 2, 2022, between the Company and OFS Advisor, agreed to and accepted by CIM Capital IC Management, LLC, and terminated effective January 1, 2025
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Structured Finance Securities	CLO mezzanine debt, CLO subordinated notes, CLO loan accumulation facility securities and other CLO related investments
Unsecured Note	An agreement, as amended, with The HCM Master Fund Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands in which the Company sold, in a private placement, an unsecured note in an aggregate principal amount of $15,000,000

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
•the belief that the seniority of our debt investments in a borrower’s capital structure may provide greater downside protection against adverse economic changes, including those caused by the impacts of interest rate and inflation rate changes, the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, instability in the U.S. and international banking systems, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, the risk of recession or a shutdown of U.S. government services, and related market volatility on our business, our portfolio companies, our industry and the global economy;
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

•the general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the Middle East, the European Union and China;
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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 14, 2025 and in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 9, 2025. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities (unaudited)

	June 30, 2025	December 31, 2024

Assets:
Non-control/non-affiliate investments, at fair value (amortized cost of $38,235,341 and $39,509,053, respectively)	$33,868,579	$36,054,042
Cash and cash equivalents	588,069	980,084
Interest receivable	187,376	163,585
Receivable for investments sold	1,000,000	1,501,861
Prepaid expenses and other assets	59,089	84,137
Total assets	$35,703,113	$38,783,709

Liabilities:
Revolving line of credit	$4,015,000	$5,265,000
Unsecured note (net of discount and deferred debt issuance costs of $102,973 and $139,317, respectively)	14,897,027	14,860,683
Payable for investments purchased	—	257,393
Due to adviser and affiliates (Note 3)	449,498	507,133
Payable for repurchases of common stock	425,120	294,331
Distributions payable	289,027	140,785
Interest payable	78,222	81,861
Other liabilities	353,977	385,519
Total liabilities	20,507,871	21,792,705

Commitments and contingencies (Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized, 1,576,962 and 1,664,123 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,577	1,664
Paid-in capital in excess of par	21,330,522	22,203,936
Total accumulated losses	(6,136,857)	(5,214,596)
Total net assets	15,195,242	16,991,004

Total liabilities and net assets	$35,703,113	$38,783,709

Number of common shares outstanding	1,576,962	1,664,123
Net asset value per share	$9.64	$10.21

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income
Interest income	$1,164,790	$1,461,455	$2,312,523	$3,010,129
PIK interest income	74,763	60,270	147,968	119,884
Dividend income	1,077	1,056	2,149	2,106
Fee income	15,565	6,953	17,735	36,288
Total investment income	1,256,195	1,529,734	2,480,375	3,168,407

Operating expenses
Interest expense	344,141	398,553	678,385	821,972
Base management fees	111,323	125,424	226,847	256,146
Incentive fees	72,492	114,318	113,143	234,123
Administrative fees	175,468	160,568	345,890	348,045
Professional fees	167,351	164,699	350,614	356,867
Transfer agent expenses	45,409	58,845	83,586	112,006
Other expenses	50,043	50,054	93,326	102,754
Contractual Issuer Expenses (Note 3)	8,671	38,737	14,382	97,863
Amortization of deferred offering costs	1,551	7,093	3,234	14,446
Total operating expenses	976,449	1,118,291	1,909,407	2,344,222
Net expense limitations under agreement with the adviser (Note 3)	(10,222)	(45,830)	(17,616)	(112,309)
Net operating expenses	966,227	1,072,461	1,891,791	2,231,913

Net investment income	289,968	457,273	588,584	936,494

Net realized and unrealized gain (loss) on investments
Net realized loss on investments	(35,408)	(797,032)	(35,675)	(803,625)
Net unrealized appreciation (depreciation) on investments	(265,868)	925,300	(911,751)	956,527
Deferred tax (expense) benefit on net unrealized appreciation (depreciation)	(4,810)	(14,025)	22,506	(30,062)
Net gain (loss) on investments	(306,086)	114,243	(924,920)	122,840

Net increase (decrease) in net assets resulting from operations	$(16,118)	$571,516	$(336,336)	$1,059,334

Net investment income per common share – basic and diluted	$0.18	$0.26	$0.36	$0.52
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$(0.01)	$0.32	$(0.21)	$0.59
Distributions declared per common share	$0.18	$0.25	$0.36	$0.51
Basic and diluted weighted-average common shares outstanding	1,617,709	1,784,370	1,639,571	1,808,649

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total accumulated losses	Total net assets
Balances at December 31, 2023	1,835,599	$1,835	$23,990,525	$(4,744,874)	$19,247,486
Net increase in net assets resulting from operations:
Net investment income	—	—	—	936,494	936,494
Net realized loss on investments, net of taxes	—	—	—	(803,625)	(803,625)
Net unrealized appreciation on investments, net of deferred taxes	—	—	—	926,465	926,465
Repurchases of common stock	(96,018)	(96)	(1,010,576)	—	(1,010,672)
Distributions to stockholders	—	—	—	(911,286)	(911,286)
Net increase (decrease) for the six month period ended June 30, 2024	(96,018)	(96)	(1,010,576)	148,048	(862,624)
Balances at June 30, 2024	1,739,581	$1,739	$22,979,949	$(4,596,826)	$18,384,862

Balances at March 31, 2024	1,786,974	$1,787	$23,475,630	$(4,718,818)	$18,758,599
Net increase in net assets resulting from operations:
Net investment income	—	—	—	457,273	457,273
Net realized loss on investments, net of taxes	—	—	—	(797,032)	(797,032)
Net unrealized appreciation on investments, net of deferred taxes	—	—	—	911,275	911,275
Repurchase of common stock	(47,393)	(48)	(495,681)	—	(495,729)
Distributions to stockholders	—	—	—	(449,524)	(449,524)
Net increase (decrease) for the three month period ended June 30, 2024	(47,393)	(48)	(495,681)	121,992	(373,737)
Balances at June 30, 2024	1,739,581	$1,739	$22,979,949	$(4,596,826)	$18,384,862

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets - Continued (unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total accumulated losses	Total net assets
Balances at December 31, 2024	1,664,123	$1,664	$22,203,936	$(5,214,596)	$16,991,004
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	588,584	588,584
Net realized loss on investments, net of taxes	—	—	—	(35,675)	(35,675)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	(889,245)	(889,245)
Repurchases of common stock	(87,161)	(87)	(873,414)	—	(873,501)
Distributions to stockholders	—	—	—	(585,925)	(585,925)
Net decrease for the six month period ended June 30, 2025	(87,161)	(87)	(873,414)	(922,261)	(1,795,762)
Balances at June 30, 2025	1,576,962	$1,577	$21,330,522	$(6,136,857)	$15,195,242

Balances at March 31, 2025	1,620,078	$1,620	$21,755,599	$(5,831,712)	$15,925,507
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	289,968	289,968
Net realized loss on investments, net of taxes	—	—	—	(35,408)	(35,408)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	(270,678)	(270,678)
Repurchase of common stock	(43,116)	(43)	(425,077)	—	(425,120)
Distributions to stockholders	—	—	—	(289,027)	(289,027)
Net decrease for the three month period ended June 30, 2025	(43,116)	(43)	(425,077)	(305,145)	(730,265)
Balances at June 30, 2025	1,576,962	$1,577	$21,330,522	$(6,136,857)	$15,195,242

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(336,336)	$1,059,334
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net unrealized (appreciation) depreciation on investments, net of deferred taxes	889,245	(926,465)
Net realized loss on investments	35,675	803,625
Amortization of Net Loan Fees on investments	(120,766)	(240,719)
Amendment fees received	5,993	18,048
Amortization of deferred debt issuance costs	76,804	87,076
Accretion of interest income on Structured Finance Securities	(465,548)	(587,210)
Paid-in-kind interest income	(147,968)	(118,765)
Purchase of portfolio investments	(1,664,137)	(2,171,313)
Proceeds from principal payments on portfolio investments	1,464,128	5,662,231
Proceeds from sale or redemption of portfolio investments	1,451,477	68,252
Proceeds from distributions received from portfolio investments	714,819	935,114
Changes in operating assets and liabilities:
Interest receivable	(23,791)	(60,666)
Receivable for investment sold	501,861	—
Interest payable	(3,639)	1,315
Due to adviser and affiliates	(57,635)	(453,932)
Payable for investments purchased	(257,393)	—
Other assets and liabilities	(24,409)	(12,627)
Net cash provided by operating activities	2,038,380	4,063,298

Cash flows from financing activities
Distributions paid to common stockholders	(437,683)	(919,410)
Borrowings under revolving line of credit	2,100,000	2,500,000
Repayments under revolving line of credit	(3,350,000)	(4,100,000)
Repurchases of common stock	(742,712)	(1,536,635)
Net cash used in financing activities	(2,430,395)	(4,056,045)
Net increase (decrease) in cash and cash equivalents	(392,015)	7,253
Cash and cash equivalents
Beginning of period	980,084	807,831
End of period	$588,069	$815,084

Supplemental disclosure of cash flow information:
Amortization of deferred offering costs limited by investment advisor (see Note 3)	$3,234	$14,446
Cash paid for interest	605,220	733,581

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2025

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
AIDC IntermediateCo 2, LLC	Computer Systems Design Services
First Lien Debt		9.83%	SOFR+	5.50%	7/8/2022	7/22/2027	$487,500	$482,484	$487,012	3.2%
First Lien Debt		9.83%	SOFR+	5.50%	7/31/2023	7/22/2027	11,402	11,243	11,390	0.1
							498,902	493,727	498,402	3.3
Allen Media, LLC	Cable and Other Subscription Programming
First Lien Debt		9.95%	SOFR+	5.50%	9/15/2022	2/10/2027	1,211,631	1,161,725	897,571	6.0

Associated Springs, LLC	Spring Manufacturing
First Lien Debt		10.16%	SOFR+	5.75%	12/10/2024	4/4/2030	561,853	551,792	553,988	3.6
First Lien Debt (Delayed Draw) (12)		10.18%	SOFR+	5.75%	12/10/2024	4/4/2030	60,345	58,124	54,310	0.4
							622,198	609,916	608,298	4.0
Asurion, LLC (9)	Communication Equipment Repair and Maintenance
Second Lien Debt		9.69%	SOFR+	5.25%	8/20/2024	1/31/2028	1,500,000	1,430,281	1,438,598	9.5

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		13.06%	SOFR+	8.50%	6/10/2021	6/11/2028	1,325,758	1,317,356	1,157,386	7.6
Second Lien Debt		13.06%	SOFR+	8.50%	6/10/2021	6/11/2028	357,657	355,369	312,234	2.1
							1,683,415	1,672,725	1,469,620	9.7
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings) (9)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		11.69%	SOFR+	7.25%	2/2/2022	6/8/2029	1,833,333	1,717,986	1,802,781	11.9

Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt		11.03%	SOFR+	6.50%	2/25/2022	2/25/2027	916,129	910,979	916,129	6.0
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(517)	—	—
Common Equity (129 Class A units) (7)					2/25/2022			129,032	70,143	0.5
Preferred Equity (345 Class A units) 12.0% cash / 2.0% PIK					3/3/2023			34,464	36,080	0.2
							916,129	1,073,958	1,022,352	6.7
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt		11.20%	SOFR+	6.75%	11/3/2023	12/30/2027	1,349,741	1,324,117	1,322,746	8.7
First Lien Debt (Revolver) (12)		11.20%	SOFR+	6.75%	11/3/2023	12/30/2027	47,893	45,025	45,372	0.3
							1,397,634	1,369,142	1,368,118	9.0

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2025

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 units) (7)					3/27/2020			$46,403	$3,468	—%

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Second Lien Debt		11.19%	SOFR+	6.75%	9/28/2018	3/30/2029	$2,068,608	2,042,030	2,068,608	13.6

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)					3/8/2018			115,154	195,061	1.3

Excelin Home Health, LLC	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	10/1/2026	1,530,908	1,519,371	1,160,428	7.6

GoTo Group (F/K/A LogMeIn, Inc.) (9)	Data Processing, Hosting, and Related Services
First Lien Debt		9.16%	SOFR+	4.75%	9/28/2022	4/28/2028	608,022	608,022	220,408	1.5
First Lien Debt		9.16%	SOFR+	4.75%	9/28/2022	4/28/2028	440,292	440,292	384,626	2.5
							1,048,314	1,048,314	605,034	4.0
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets) (9)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		11.15%	SOFR+	6.75%	7/20/2022	8/1/2029	1,778,076	1,715,753	1,640,497	10.8

Honor HN Buyer, Inc	Services for the Elderly and Persons with Disabilities
First Lien Debt		10.20%	SOFR+	5.75%	10/15/2021	10/15/2027	830,512	824,221	830,511	5.5
First Lien Debt		10.20%	SOFR+	5.75%	10/15/2021	10/15/2027	525,226	520,533	525,226	3.5
First Lien Debt (Revolver) (12)		12.25%	Prime +	4.75%	10/15/2021	10/15/2027	12,376	11,621	12,376	0.1
First Lien Debt		10.20%	SOFR+	5.75%	3/31/2023	10/15/2027	584,380	580,712	584,380	3.8
							1,952,494	1,937,087	1,952,493	12.9
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		11.18%	SOFR+	6.75%	1/27/2022	3/2/2029	670,732	670,732	633,841	4.2

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2025

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Inergex Holdings, LLC (6)	Other Computer Related Services
First Lien Debt		11.45% cash / 1.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	$980,001	$974,001	$980,001	6.4%
First Lien Debt (Revolver)		11.30% cash / 1.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	156,250	156,250	156,250	1.0
							1,136,251	1,130,251	1,136,251	7.4
Medrina LLC	All Other Outpatient Care Centers
First Lien Debt		10.13%	SOFR+	6.00%	10/20/2023	10/20/2029	733,511	720,360	740,846	4.9
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.00%	10/20/2023	10/20/2029	—	(1,907)	—	—
First Lien Debt		10.25%	SOFR+	6.00%	10/20/2023	10/20/2029	123,096	121,696	124,327	0.8
							856,607	840,149	865,173	5.7
Metasource, LLC	All Other Business Support Services
First Lien Debt		10.81% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	683,444	676,933	645,171	4.2

One GI LLC	Offices of Other Holding Companies
First Lien Debt		11.18%	SOFR+	6.75%	12/13/2021	12/22/2025	844,375	842,366	796,246	5.2
First Lien Debt		11.18%	SOFR+	6.75%	12/13/2021	12/22/2025	445,034	443,904	419,667	2.8
First Lien Debt (Revolver)		11.18%	SOFR+	6.75%	12/13/2021	12/22/2025	166,667	166,272	157,167	1.0
							1,456,076	1,452,542	1,373,080	9.0
PSB Group, LLC	Lessors of Nonfinancial Intangible Assets (except Copyrighted Works)
First Lien Debt		11.03%	SOFR+	6.75%	4/17/2025	4/17/2030	880,147	875,927	875,927	5.8
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.75%	4/17/2025	4/17/2030	—	(564)	(564)	—
							880,147	875,363	875,363	5.8
Redstone Holdco 2 LP (F/K/A RSA Security)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		12.29%	SOFR+	7.75%	4/16/2021	4/27/2029	1,000,000	993,752	472,000	3.1

RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 units) (7) (13)					1/17/2018			—	184,921	1.2

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2025

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
RumbleOn, Inc. (11)	Other Industrial Machinery Manufacturing
First Lien Debt		12.79%	SOFR+	8.25%	8/31/2021	8/31/2026	$656,048	$644,344	$624,558	4.1%
First Lien Debt		12.79%	SOFR+	8.25%	8/31/2021	8/31/2026	197,986	195,627	188,483	1.2
Warrants (warrants to purchase up to $55,000 in stock) (7)					8/31/2021	8/14/2028 (15)		50,082	1,000	—
							854,034	890,053	814,041	5.3
SS Acquisition, LLC	Sports and Recreation Instruction
First Lien Debt		10.05%	SOFR+	5.75%	12/20/2024	12/20/2029	1,350,357	1,344,319	1,335,503	8.8
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	5.75%	12/20/2024	12/20/2029	—	(639)	(1,571)	—
							1,350,357	1,343,680	1,333,932	8.8
Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt		10.42% cash/ 1.25% PIK	SOFR+	6.00%	10/14/2021	10/14/2027	1,230,089	1,223,216	1,110,771	7.3
First Lien Debt (Revolver) (12)		10.43%	SOFR+	6.00%	10/14/2021	10/14/2027	22,059	21,637	9,221	0.1
							1,252,148	1,244,853	1,119,992	7.4
TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		13.04%	SOFR+	8.50%	5/13/2021	11/2/2028	1,500,000	1,521,101	1,389,000	9.1

Wellful Inc. (F/K/A KNS Acquisition Corp.)	Electronic Shopping and Mail-Order Houses
First Lien Debt (6)		8.94% cash / 1.75% PIK	SOFR+	6.25%	7/26/2021	10/19/2030	624,323	624,323	499,459	3.3

Total Debt and Equity Investments							$30,305,761	$30,217,304	$28,073,553	184.8%

Structured Finance Securities (11)
Subordinated Notes, Mezzanine Debt and Other CLO-Equity Related Investments

Apex Credit CLO 2020 Ltd.
Subordinated Notes (2) (14)		16.58%	N/A		11/16/2020	4/20/2035	$3,650,000	$3,058,581	$2,365,193	15.6%

Apex Credit CLO 2021 Ltd.
Subordinated Notes (2) (14)		12.90%	N/A		5/28/2021	7/18/2034	1,480,000	1,021,627	775,387	5.1

Apex Credit CLO 2022-1 Ltd.
Subordinated Notes (2) (14)		4.32%	N/A		4/28/2022	4/22/2033	1,892,824	1,453,381	1,067,162	7.0

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2025

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets

CLO other (10) (14)		3.13%	N/A				$7,260	$17,300	—%

Elevation CLO 2021-14, Ltd.
Subordinated Notes (2) (14)		13.61%	N/A	9/21/2021	10/20/2034	$2,894,659	1,682,863	1,184,046	7.8

Elevation CLO 2021-15, Ltd.
Subordinated Notes (2) (14)		3.13%	N/A	12/6/2021	1/5/2035	1,250,000	794,325	385,938	2.5

Total Structured Finance Securities						$11,167,483	$8,018,037	$5,795,026	38.1%

Total Investments						$41,473,244	$38,235,341	$33,868,579	222.9%
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
(3)A majority of the Company’s debt investments bear interest at rates determined by reference to SOFR or Prime, and reset monthly, quarterly, or semi-annually. For all variable-rate investments, the schedule presents the spread over SOFR or Prime and the interest rate as of June 30, 2025. Unless otherwise noted with footnote 6, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
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
(6)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum PIK interest rate allowed as of June 30, 2025:

Portfolio Company	Investment Type	Maximum PIK Rate Allowed	Range of PIK Option	Range of Cash Option
Inergex Holdings, LLC	First Lien Debt	1.00%	0% to 1.00%	11.45% to 12.45%
Inergex Holdings, LLC	First Lien Debt (Revolver)	1.00%	0% to 1.00%	11.30% to 12.30%
Wellful Inc. (F/K/A KNS Acquisition Corp.)	First Lien Debt	1.75%	0% to 1.75%	8.94% to 10.69%
(7)Non-income producing. The Company has not recognized income on the security during the prior twelve-month period preceding the period-end date.
(8)Investments pledged as collateral under the Banc of California Credit Facility.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
June 30, 2025
(9)Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.
(10) Fair value represents discounted cash flows associated with fees earned from CLO equity related investments.
(11) Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of June 30, 2025, approximately 81% of the Company's assets were qualifying assets.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Cash and cash equivalents: The Company’s cash and cash equivalent balances are maintained with a member bank of the FDIC and such balances generally exceed the FDIC insurance limits. The Company does not believe its cash and cash equivalent balances are exposed to any significant credit risk. Cash and cash equivalent balances are held in a U.S. Bank Trust Company, National Association money market deposit account.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and will equal 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis through the end of each calendar year, computed net of all realized capital losses, income taxes from realized capital gains and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the Capital Gains Fee.
The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gains Fee relating to net unrealized appreciation is deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gains Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). Since inception through June 30, 2025, the Company has not made a Capital Gains Fee payment.
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
Equity Ownership: As of June 30, 2025, affiliates of OFS Advisor held 74,084 shares of common stock, which is approximately 4.7% of the Company’s outstanding shares of common stock.
Expenses recognized under agreements with OFS Advisor and OFS Services and distributions paid to affiliates for the three and six months ended June 30, 2025 and 2024 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Base management fees	$111,323	$125,424	$226,847	$256,146
Incentive fees(1)	72,492	114,318	113,143	234,123
Administrative fees	175,468	160,568	345,890	348,045
Distributions paid to affiliates	13,335	18,803	26,670	37,605
(1) During the three and six months ended June 30, 2025 and 2024, incentives fees were comprised of Income Incentive Fees.

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
Expense limitation provided under the Investment Advisory Agreement for the three and six months ended June 30, 2025 and 2024, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net offering costs and Contractual Issuer Expenses limitations	$10,222	$45,830	$17,616	$112,309
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
As of June 30, 2025 and December 31, 2024, the Company is conditionally obligated under the Investment Advisory Agreement to reimburse OFS Advisor for expense support as follows:

	June 30, 2025	December 31, 2024
Unreimbursed offering costs and Contractual Issuer Expenses	$689,919	$875,049
Unreimbursed offering costs and Contractual Issuer Expenses subject to conditional reimbursement as of June 30, 2025, are summarized below based on the period in which the costs were incurred:

Period Incurred	Unreimbursed Total	Expiration of Reimbursement Eligibility(1)
Three months ended September 30, 2022	$107,017	September 30, 2025
Three months ended December 31, 2022	61,052	December 31, 2025
Year ended December 31, 2023	395,986	December 31, 2026
Year ended December 31, 2024	103,240	December 31, 2027
Six months ended June 30, 2025	22,624	June 30, 2028
Total unreimbursed offering costs and Contractual Issuer Expenses	$689,919
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
No operating expense payments or reimbursements were provided for the three and six months ended June 30, 2024.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 4. Investments
As of June 30, 2025, the Company had loans to 25 portfolio companies, of which 62% were first lien loans and 38% were second lien loans, at fair value, respectively. The Company also had equity investments in five portfolio companies and investments in five Structured Finance Securities.
As of June 30, 2025, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$18,274,191	47.7%	120.3%	$17,148,004	50.7%	112.8%
Second lien debt investments	11,567,978	30.3	76.1	10,434,876	30.8	68.7
Preferred equity investments	34,464	0.1	0.2	36,080	0.1	0.2
Common equity and warrant investments	340,671	0.9	2.2	454,593	1.3	3.1
Total debt and equity investments	30,217,304	79.0	198.8	28,073,553	82.9	184.8
Structured Finance Securities	8,018,037	21.0	52.8	5,795,026	17.1	38.1
Total investments	$38,235,341	100.0%	251.6%	$33,868,579	100.0%	222.9%
(1) Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $13,020,072 and $12,735,615, respectively.
As of June 30, 2025, all of the Company’s debt and equity investments were domiciled in the United States, while its Structured Finance Securities were domiciled in the Cayman Islands. These CLO investments generally hold underlying portfolios of debt investments of United States domiciled companies. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$4,240,064	11.1%	27.8%	$4,102,779	12.1%	26.9%
Education Services	1,343,680	3.5	8.8	1,333,932	3.9	8.8
Finance and Insurance	1,369,142	3.6	9.0	1,368,118	4.0	9.0
Health Care and Social Assistance	7,043,290	18.4	46.3	6,470,066	19.2	42.6
Information	2,325,193	6.1	15.3	1,882,587	5.6	12.4
Management of Companies and Enterprises	1,452,542	3.8	9.6	1,373,080	4.1	9.0
Manufacturing	4,462,808	11.7	29.4	4,345,112	12.8	28.6
Other Services (except Public Administration)	1,430,281	3.7	9.4	1,438,598	4.2	9.5
Professional, Scientific, and Technical Services	1,623,978	4.2	10.7	1,634,653	4.8	10.8
Public Administration	46,403	0.1	0.3	3,468	—	—
Real Estate and Rental and Leasing	875,363	2.3	5.8	875,363	2.6	5.8
Retail Trade	2,340,076	6.1	15.4	2,139,956	6.3	14.1
Wholesale Trade	1,664,484	4.4	11.0	1,105,841	3.3	7.3
Total debt and equity investments	$30,217,304	79.0%	198.8%	$28,073,553	82.9%	184.8%
Structured Finance Securities	8,018,037	21.0	52.8	5,795,026	17.1	38.1
Total investments	$38,235,341	100.0%	251.6%	$33,868,579	100.0%	222.9%

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
As of June 30, 2025 and December 31, 2024, the Company had no loans on non-accrual status.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Portfolio Concentration: The following table presents the Company’s issuers based on fair value that comprise greater than 10% of the Company’s total net assets as of June 30, 2025.

					Percentage of Total
Issuer Name	Investment Type	Industry	Amortized Cost	Fair Value	Fair Value	Net Assets
Apex Credit CLO 2020 Ltd.(1)	Subordinated Note	Structured Finance Securities	$3,058,581	$2,365,193	7.0%	15.6%
Convergint Technologies Holdings, LLC	Second Lien Debt	Administrative and Support and Waste Management and Remediation Services	2,042,030	2,068,608	6.1	13.6
Honor HN Buyer, Inc.(2)	First Lien Debt	Health Care and Social Assistance	1,937,087	1,952,493	5.8	12.9
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Second Lien Debt	Ice Cream and Frozen Dessert Manufacturing	1,717,986	1,802,781	5.3	11.9
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets)	First Lien Debt	Retail Trade	1,715,753	1,640,497	4.8	10.8
(1) As of June 30, 2025, approximately 12% and 28% of the Company’s total portfolio at fair value and its net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
(2) As of June 30, 2025, the Company had an outstanding commitment of $86,634 related to the portfolio company’s revolver facility.
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
The inputs into the determination of fair value are based upon the best information under the circumstances and may require management to exercise significant judgment or estimation. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. The Company generally categorizes its investment portfolio into Level 3 of the hierarchy, with certain investments falling into Level 2.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 debt investments for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Transfers from Level 2 to Level 3	$—	$—	$—	$—
Transfers from Level 3 to Level 2	1,802,781	2,745,056	1,802,781	4,607,994
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
Due to the inherent uncertainty of determining the fair value of Level 3 investments, including the use of significant unobservable inputs, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded and incur a realized capital loss. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from interest rate and inflation rate changes, the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, instability in the U.S. and international banking systems, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, the risk of recession or a shutdown of U.S. government services, and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company’s investments. The Company’s investments are also subject to interest rate risk. Changes in interest rates, including potential additional interest rate reductions approved by the U.S. Federal Reserve, may impact its investment income, cost of funding and the valuation of its investment portfolio.
The following tables present the Company’s investment portfolio measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, respectively:

Security	Level 1	Level 2	Level 3	Fair Value as of June 30, 2025
Debt investments	$—	$5,486,910	$22,095,970	$27,582,880
Equity investments	—	—	490,673	490,673
Structured Finance Securities	—	—	5,795,026	5,795,026
	$—	$5,486,910	$28,381,669	$33,868,579

Security	Level 1	Level 2	Level 3	Fair Value as of December 31, 2024
Debt investments	$—	$4,890,495	$23,880,203	$28,770,698
Equity investments	—	—	568,446	568,446
Structured Finance Securities	—	—	6,714,898	6,714,898
	$—	$4,890,495	$31,163,547	$36,054,042

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The following tables provide the primary quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of June 30, 2025 and December 31, 2024. The Company may make changes to the valuation techniques, among techniques otherwise commonly utilized in accordance with its valuation policies, and/or the weighting of techniques used for particular investments based on changes in facts-and-circumstances and depending on the availability of, or changes in, information in order to produce the best estimate of fair value as of the measurement date. In addition to the techniques and unobservable inputs noted in the tables below and in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets. The tables are not intended to be all-inclusive and only present the most significant unobservable input(s) relevant to the valuation designee’s determination of fair value.

	Fair Value as of June 30, 2025	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
First Lien	$14,027,110	Discounted cash flow	Discount rates	8.93% - 34.00% (13.78%)
	875,363	Market approach	Transaction Price
Second Lien	6,033,069	Discounted cash flow	Discount rates	10.49% - 44.96% (16.94%)
	1,160,428	Market approach	EBITDA multiples	11.26x - 11.26x (11.26x)

Structured Finance Securities(1):
Subordinated notes and other CLO equity related investments	5,795,026	Discounted cash flow	Discount rates	9.94% - 27.00% (20.67%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	36,080	Market approach	EBITDA multiples	7.00x - 7.00x (7.00x)
Common equity and warrants	454,593	Market approach	EBITDA multiples	6.00x - 15.25x (9.95x)
	$28,381,669
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The following tables present changes in the investments measured at fair value using Level 3 inputs for the six months ended June 30, 2025 and 2024, respectively:

	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2024	$14,629,341	$9,250,862	$35,763	$532,683	$6,714,898	$31,163,547
Net realized losses on investments	(3,817)	—	—	—	—	(3,817)
Net unrealized appreciation (depreciation) on investments	(219,443)	(411,619)	317	(78,090)	(70,761)	(779,596)
Amortization of Net Loan Fees	47,085	27,355	—	—	22,423	96,863
Capitalized PIK interest	18,288	129,680	—	—	—	147,968
Accretion of interest income on Structured Finance Securities	—	—	—	—	465,548	465,548
Purchase of portfolio investments	1,286,400	—	—	—	377,737	1,664,137
Proceeds from principal payments on portfolio investments	(446,604)	—	—	—	(1,000,000)	(1,446,604)
Sale or redemption of portfolio investments	(402,784)	—	—	—	—	(402,784)
Proceeds from distributions received from portfolio investments	—	—	—	—	(714,819)	(714,819)
Amendment fees received	(5,993)	—	—	—	—	(5,993)
Transfers from Level 3 to Level 2	—	(1,802,781)	—	—	—	(1,802,781)
Level 3 assets, June 30, 2025	$14,902,473	$7,193,497	$36,080	$454,593	$5,795,026	$28,381,669

	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Notes	Total
Level 3 assets, December 31, 2023	$19,960,500	$11,486,832	$34,410	$356,733	$7,096,541	$38,935,016
Net realized loss on investments	—	(797,032)	—	—	—	(797,032)
Net unrealized appreciation (depreciation) on investments	(184,814)	1,024,305	853	93,157	426,194	1,359,695
Amortization of Net Loan Fees	66,323	95,304	—	—	8,097	169,724
Capitalized PIK interest	10,752	108,013	—	—	—	118,765
Accretion of interest income on Structured Finance Securities	—	—	—	—	587,210	587,210
Purchase of portfolio investments	1,311,313	860,000	—	—	—	2,171,313
Proceeds from principal payments on portfolio investments	(850,076)	(3,245,211)	—	—	—	(4,095,287)
Sale or redemption of portfolio investments	—	(68,252)	—	—	—	(68,252)
Proceeds from distributions received from portfolio investments	—	—	—	—	(935,114)	(935,114)
Amendment fees received	(18,048)	—	—	—	—	(18,048)
Transfers from Level 3 to Level 2	(2,574,614)	(2,033,380)	—	—	—	(4,607,994)
Level 3 assets, June 30, 2024	$17,721,336	$7,430,579	$35,263	$449,890	$7,182,928	$32,819,996

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the six months ended June 30, 2025 and 2024, attributable to the Company’s Level 3 assets still held at those respective period ends, was as follows:

	Six Months Ended June 30,
	2025	2024
Debt investments	$(646,472)	$349,415
Equity investments	(77,773)	94,010
Structured Finance Securities	(48,371)	426,194
Net unrealized appreciation (depreciation) on investments held	$(772,616)	$869,619
Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such values. The Company believes that the carrying amounts of its other financial instruments, such as cash, cash equivalents, receivables and payables, approximate the fair value of such items due to the short maturity of such financial instruments. The Banc of California Credit Facility is a variable rate instrument and fair value approximates book value as of June 30, 2025 and December 31, 2024.
The following tables present the fair value measurements of the Company’s debt and the level within the fair value hierarchy of the significant unobservable inputs used to determine such fair values as of June 30, 2025 and December 31, 2024:

	June 30, 2025
Description	Level 1	Level 2	Level 3(1)	Total
Banc of California Credit Facility	$—	$—	$4,015,000	$4,015,000
Unsecured Note	—	—	14,630,822	14,630,822
Total debt, at fair value	$—	$—	$18,645,822	$18,645,822

	December 31, 2024
Description	Level 1	Level 2	Level 3(1)	Total
Banc of California Credit Facility	$—	$—	$5,265,000	$5,265,000
Unsecured Note	—	—	14,386,806	14,386,806
Total debt, at fair value	$—	$—	$19,651,806	$19,651,806
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

The following table sets forth the carrying values and fair values of the Company’s debt as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Banc of California Credit Facility	$4,015,000	$4,015,000	$5,265,000	$5,265,000
Unsecured Note	14,897,027	14,630,822	14,860,683	14,386,806
Total debt	$18,912,027	$18,645,822	$20,125,683	$19,651,806
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 6. Commitments and Contingencies
The following table presents the Company’s outstanding commitments to fund investments to portfolio companies as of June 30, 2025:

Portfolio Company	Investment Type	Commitment
Associated Springs, LLC	First Lien Debt (Delayed Draw)	$370,690
Boca Home Care Holdings, Inc.	First Lien Debt (Revolver)	129,032
Clevertech Bidco, LLC	First Lien Debt (Revolver)	78,141
Honor HN Buyer Inc.	First Lien Debt (Revolver)	86,634
Medrina LLC	First Lien Debt (Revolver)	106,383
PSB Group, LLC	First Lien Debt (Revolver)	117,647
SS Acquisition, LLC	First Lien Debt (Revolver)	142,857
Tolemar Acquisition, Inc.	First Lien Debt (Revolver)	110,294
		$1,141,678
As of June 30, 2025, the Company had cash and cash equivalents of $588,069 and an unused commitment of $10,985,000 under the Banc of California Credit Facility, subject to the terms of the borrowing base, to fund these outstanding commitments to portfolio companies.
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
		$1,215,028
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2025.
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
Note 7. Borrowings
Banc of California Credit Facility: On September 12, 2018, the Company entered into the Banc of California Credit Facility. The Banc of California Credit Facility currently bears interest at a variable rate of the Prime Rate plus a 0.25% margin, with a 5.00% floor, and includes an annual commitment fee of 0.50% (based upon the current maximum principal amount of the facility). The Banc of California Credit Facility is scheduled to mature on February 28, 2026.

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
As of June 30, 2025 and December 31, 2024, the Company had outstanding debt under the Banc of California Credit Facility of $4,015,000 and $5,265,000, respectively. As of June 30, 2025, the unused commitment under the Banc of California Credit Facility was $10,985,000, subject to the terms of the borrowing base and other covenants.
For the three and six months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Banc of California Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stated interest expense	$99,483	$148,765	$189,081	$322,396
Amortization of debt issuance costs	20,236	25,367	40,460	50,733
Total interest and debt financing costs	$119,719	$174,132	$229,541	$373,129
Cash paid for interest expense	$100,140	$148,728	$192,720	$321,081
Effective interest rate	9.46%	10.36%	9.46%	10.24%
Average outstanding balance	$5,078,187	$6,725,440	$4,894,834	$7,288,077
Unsecured Note: On November 27, 2019, the Company entered into the Note Purchase Agreement under which the Company sold the Unsecured Note.
On September 23, 2021, the Company executed an amendment to the Note Purchase Agreement. The amendment, among other things: (i) extended the scheduled maturity date of the Unsecured Note from November 27, 2024 to November 27, 2026; (ii) reduced the coupon rate of the Unsecured Note from 6.50% to 5.50%; and (iii) reduced the default rate of the Unsecured Note, if applicable, from 8.50% to 7.50%.
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
On each of June 30, 2025 and December 31, 2024, the Company’s Unsecured Note had an aggregate outstanding principal of $15,000,000.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

For the three and six months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Note were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stated interest expense	$206,250	$206,250	$412,500	$412,500
Amortization of debt issuance costs	18,172	18,171	36,344	36,343
Total interest and debt financing costs	$224,422	$224,421	$448,844	$448,843
Cash paid for interest expense	$206,250	$206,250	$412,500	$412,500
Effective interest rate	5.98%	5.98%	5.98%	5.98%
Average outstanding balance	$15,000,000	$15,000,000	$15,000,000	$15,000,000
For the three and six months ended June 30, 2025 and 2024, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Average dollar borrowings	$20,078,187	$21,725,440	$19,894,834	$22,288,077
Weighted average effective interest rate	6.87%	7.34%	6.88%	7.38%
Note 8. Financial Highlights
The following is a schedule of financial highlights for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Per Share Operating Performance:
Net asset value per share at beginning of period	$9.83	$10.50	$10.21	$10.49
Net investment income(1)	0.18	0.26	0.36	0.52
Net realized loss, net of taxes(1)	(0.02)	(0.45)	(0.02)	(0.44)
Net unrealized appreciation (depreciation) on investments, net of deferred taxes(1)	(0.17)	0.51	(0.55)	0.51
Total net income (loss) from operations(1)	(0.01)	0.32	(0.21)	0.59
Distributions(2)	(0.18)	(0.25)	(0.36)	(0.51)
Net asset value per share at end of period	$9.64	$10.57	$9.64	$10.57
Total return based on net asset value(4)(5)	(0.1)%	3.1%	(2.1)%	5.7%
Shares outstanding at end of period	1,576,962	1,739,581	1,576,962	1,739,581
Weighted average shares outstanding	1,617,709	1,784,370	1,639,571	1,808,649
Ratio/Supplemental Data
Average net asset value(6)	$15,560,375	$18,571,731	$16,037,251	$18,796,982
Net asset value at end of period	$15,195,242	$18,384,862	$15,195,242	$18,384,862
Net investment income	$289,968	$457,273	$588,584	$936,494
Ratio of net operating expenses to average net assets(7)	24.8%	23.1%	23.6%	23.7%
Ratio of net investment income to average net assets(7)	7.5%	9.8%	7.3%	10.0%
Portfolio turnover(3)	2.9%	2.5%	4.7%	5.3%
(1)Calculated on the average share method.
(2)The per share data for distributions is the actual amount of distributions declared per share during the period. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its estimated ICTI for the full year and distributions paid for the full year.
(3)Portfolio turnover rate is calculated using the lesser of period-to-date sales, portfolio investment distributions and principal payments or period-to-date purchases over the average of the total investments at fair value.
(4)Calculated as ending net asset value less beginning net asset value, adjusting for cumulative monthly distributions reinvested at the Company’s quarter-end net asset value.
(5)Not annualized.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

(6)Based on the average of the net asset value at the beginning and end of the indicated period and, if applicable, the preceding calendar quarters.
(7)Annualized.
Note 9. Capital Transactions
Common Stock Transactions
During the three and six months ended June 30, 2025 and 2024, the Company did not sell or issue any share shares of common stock in the Offering.
Repurchases of Shares
The following table summarizes the common stock repurchases by the Company for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Repurchase of common stock	43,116	$425,120	47,393	$495,729	87,161	$873,501	96,018	$1,010,672
All repurchased shares were retired upon acquisition.
Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the six months ended June 30, 2025 and 2024. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Per Share Amount	Cash Distribution
Six Months Ended June 30, 2025
January 29, 2025	January 29, 2025	April 15, 2025	$0.06	$99,846
February 26, 2025	February 26, 2025	April 15, 2025	0.06	99,846
March 27, 2025	March 27, 2025	April 15, 2025	0.06	97,206
April 26, 2025	April 28, 2025	July 15, 2025	0.06	97,205
May 28, 2025	May 28, 2025	July 15, 2025	0.06	97,205
June 26, 2025	June 26, 2025	July 15, 2025	0.06	94,617
Total			$0.36	$585,925

Six Months Ended June 30, 2024
January 27, 2024	January 29, 2024	February 5, 2024	$0.0846	$155,292
February 27, 2024	February 27, 2024	March 5, 2024	0.0846	155,292
March 27, 2024	March 27, 2024	April 5, 2024	0.0846	151,178
April 26, 2024	April 26, 2024	May 6, 2024	0.0846	151,178
May 29, 2024	May 29, 2024	June 5, 2024	0.0846	151,178
June 26, 2024	June 26, 2024	July 5, 2024	0.0846	147,168
Total			$0.5076	$911,286
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
Note 10. Subsequent Events Not Disclosed Elsewhere
On July 29, 2025, the Board declared a distribution of $0.06 per common share, which represents a 6.6% annualized distribution yield based on the Company’s common stock offering price as of July 30, 2025, which will be paid on October 15, 2025 to stockholders of record on July 29, 2025.
On August 5, 2025, the Board approved a tender offer, commencing on August 29, 2025, to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ending June 30, 2025.

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
Overview
Key performance metrics per common share are presented below:

	June 30, 2025	March 31, 2025
Net asset value	$9.64	$9.83

	Three Months Ended		Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Net investment income	$0.18	$0.18	$0.36	$0.52
Net increase (decrease) in net assets resulting from operations	(0.01)	(0.19)	(0.21)	0.59
Distributions declared	0.18	0.18	0.36	0.51
Our NAV per common share decreased from $9.83 at March 31, 2025 to $9.64 at June 30, 2025, primarily due to a net loss on investments of $0.19 per common share.
For the three months ended June 30, 2025, total investment income increased $32,015 compared to the prior quarter, primarily due to non-recurring interest and fee income. See “—Results of Operations” for additional information.
For the three months ended June 30, 2025, we recognized a net loss on investments of $306,086, primarily due to net unrealized depreciation of $265,868. The net unrealized depreciation was comprised of net unrealized depreciation of $163,308 on our Structured Finance Securities and $102,560 on our debt and equity securities.
As of June 30, 2025, we had no loans on non-accrual status. See “—Portfolio Composition and Investment Activity” for additional information.
Our total outstanding debt decreased from $19,265,000 at March 31, 2025 to $19,015,000 at June 30, 2025. For the three months ended June 30, 2025, our weighted-average debt interest costs of 6.9% remained stable compared to the prior quarter. As of June 30, 2025, 79% of our total outstanding debt was fixed rate and all of our total outstanding debt contractually matures in 2026.
As of June 30, 2025, our asset coverage ratio of 180% exceeded the minimum asset coverage requirement of 150% under the 1940 Act, and we remained in compliance with all applicable covenants under our outstanding debt facilities. As of June 30, 2025, we had an unused commitment of $10,985,000 under our Banc of California Credit Facility, subject to the terms of the borrowing base and other covenants. As of June 30, 2025, we had unfunded commitments of $1,141,678 to fund various undrawn revolvers and other portfolio investments. We continue to believe that we have sufficient levels of liquidity to support our commitments to existing portfolio companies and selectively deploy capital in new investment opportunities. See “—Liquidity and Capital Resources” for additional information.
On July 29, 2025, our Board declared a distribution of $0.06 per common share, which represents a 6.6% annualized distribution yield based on our common stock offering price as of July 30, 2025, which will be paid on October 15, 2025 to stockholders of record on July 29, 2025.
On August 5, 2025, our Board approved a tender offer, commencing on August 29, 2025, to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ending June 30, 2025.
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
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments as of June 30, 2025:

	Fair Value as of June 30, 2025	Range of Fair Value(1)
Investment Type		Low-end	High-end
Debt investments:
First lien	$17,148,004	$16,907,143	$17,413,388
Second lien	10,434,876	10,332,066	10,845,746

Structured Finance Securities:
Subordinated notes and other CLO equity related investments	5,795,026	5,458,085	6,131,965

Equity investments:
Preferred equity	36,080	36,080	36,080
Common equity and warrants	454,593	402,197	507,081
	$33,868,579	$33,135,571	$34,934,260
(1) A majority of our investments are classified as Level 3 under ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and assumptions about how market participants would price the asset in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment and estimation.
Portfolio Composition and Investment Activity
Portfolio Composition
The following table summarizes the composition of our investment portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt investments(1)	$18,274,191	$17,148,004	$18,869,194	$18,050,368
Second lien debt investments	11,567,978	10,434,876	11,397,577	10,720,330
Preferred equity investments	34,464	36,080	34,464	35,763
Common equity and warrant investments	340,671	454,593	340,671	532,683
Total Portfolio Company Investments	30,217,304	28,073,553	30,641,906	29,339,144
Structured Finance Securities	8,018,037	5,795,026	8,867,147	6,714,898
Total Investments	$38,235,341	$33,868,579	$39,509,053	$36,054,042
Total number of Portfolio Companies and Structured Finance Securities	33	33	34	34
(1) As of June 30, 2025 and December 31, 2024, first lien debt investments include unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $13,020,072 and $12,735,615, respectively, and $12,118,634 and $12,008,672, respectively.

As of June 30, 2025, 100% and 81% of our loan portfolio and total portfolio consisted of first lien and second lien debt investments, respectively, based on fair value.
As of June 30, 2025, the three largest industries of our Portfolio Company Investments by fair value, were: (1) Health Care and Social Assistance of 23.0%; (2) Manufacturing of 15.5%; and (3) Administrative and Support and Waste Management and Remediation Services of 14.6%, totaling an aggregate of approximately 53.1% of our debt and equity investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1. Financial Statements—Note 4.”
The following table presents our ten largest investments by issuer based on fair value as of June 30, 2025:

Issuer Name	Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value	% of Net Assets, at Fair Value
Apex Credit CLO 2020 Ltd.(1)	Structured Finance Security	$3,058,581	$2,365,193	7.0%	15.6%
Convergint Technologies Holdings, LLC	Debt	2,042,030	2,068,608	6.1	13.6
Honor HN Buyer, Inc.	Debt	1,937,087	1,952,493	5.8	12.9
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Debt	1,717,986	1,802,781	5.3	11.9
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets)	Debt	1,715,753	1,640,497	4.8	10.8
BayMark Health Services, Inc.	Debt	1,672,725	1,469,620	4.3	9.6
Asurion, LLC	Debt	1,430,281	1,438,598	4.2	9.5
TruGreen Limited Partnership	Debt	1,521,101	1,389,000	4.1	9.1
One GI LLC	Debt	1,452,542	1,373,080	4.1	8.9
Clevertech Bidco, LLC	Debt	1,369,142	1,368,118	4.0	9.0
Total		$17,917,228	$16,867,988	49.7%	110.8%
(1) As of June 30, 2025, approximately 12.4% and 27.7% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
A deterioration or improvement in the operating performance of these portfolio investments, or other factors underlying the valuation of these investments, could have a material impact on our NAV.
Structured Finance Securities
The following table summarizes the composition of our Structured Finance Securities as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes and other CLO equity related investments	$8,018,037	$5,795,026	$7,889,570	$5,714,930
Mezzanine debt	—	—	977,577	999,968
Total Structured Finance Securities	$8,018,037	$5,795,026	$8,867,147	$6,714,898
Number of Structured Finance Security Issuers	5	5	6	6
Non-performing Structured Finance Securities are securities that have not been optionally redeemed and have an effective yield of 0.0%, as remaining residual distributions are anticipated to be recognized as a return of capital. As of June 30, 2025, we had no non-performing Structured Finance Securities.

Portfolio Yields
The following table presents weighted-average yield metrics for our investment portfolio for the three months ended June 30, 2025 and March 31, 2025:

	For the Three Months Ended
	June 30, 2025	March 31, 2025
Weighted-average performing income yield(1):
Debt investments	12.6%	12.5%
Structured Finance Securities	13.4	11.9
Interest-bearing investments	12.8%	12.3%

Weighted-average realized yield(2):
Interest-bearing investments	12.8%	12.3%
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
For the three months ended June 30, 2025, the weighted average performing income yield on interest-bearing investments increased to 12.8% from 12.3% during the prior quarter, primarily due to an increase in Structured Finance Security yields that were attributable to an improvement in the effective yield on a subordinated note investment following a reset transaction and non-recurring Net Loan Fees recognized upon the repayment of a mezzanine debt investment. As of June 30, 2025, 96% of our total loan portfolio, at fair value, consisted of variable rate investments, generally indexed to SOFR. See additional information under “Item 3. Quantitative and Qualitative Disclosures About Market Risk”.
Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels.
Investment Activity
The following is a summary of our investment activity for the three months ended June 30, 2025 and March 31, 2025, and the six months ended June 30, 2025 and 2024:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024

Investments in debt and equity securities	$1,006,745	$279,655	$1,286,400	$2,171,313
Investments in Structured Finance Securities	—	377,737	377,737	—
Total investment purchases and originations	$1,006,745	$657,392	$1,664,137	$2,171,313

Proceeds from principal payments on portfolio investments	$1,240,058	$224,070	$1,464,128	$5,662,231
Proceeds from sale or redemption of portfolio investments	1,451,477	—	1,451,477	68,252
Proceeds from distributions received from portfolio investments	347,956	366,863	714,819	935,114
Total proceeds from principal payments and distributions received from portfolio investments	$3,039,491	$590,933	$3,630,424	$6,665,597

We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2024. The following table shows the classification of our debt securities, excluding Structured Finance Securities, by credit risk rating as of June 30, 2025 and December 31, 2024:

Debt Investments
	June 30, 2025			December 31, 2024
Risk Category	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value
1 (Low Risk)	$—	$—	—%	$—	$—	—%
2 (Below Average Risk)	—	—	—	—	—	—
3 (Average)	20,900,173	20,713,605	75.1	22,994,301	22,906,190	79.6
4 (Special Mention)	8,941,996	6,869,275	24.9	7,272,470	5,864,508	20.4
5 (Substandard)	—	—	—	—	—	—
6 (Doubtful)	—	—	—	—	—	—
7 (Loss)	—	—	—	—	—	—
	$29,842,169	$27,582,880	100.0%	$30,266,771	$28,770,698	100.0%
Non-Accrual Loans
Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as interest income or applied as a reduction to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, it is probable that the Company will collect all principal and interest from the investment. For the three and six months ended June 30 2025, no loans were placed on non-accrual status.
As of June 30, 2025 and December 31, 2024, we had no debt investments on non-accrual status.
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

Comparison of the three months ended June 30, 2025 and March 31, 2025, and comparison of the six months ended June 30, 2025 and 2024

	Three Months Ended		Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Cash interest income	$1,164,790	$1,147,733	$2,312,523	$3,010,129
PIK interest income	74,763	73,205	147,968	119,884
Dividend income	1,077	1,072	2,149	2,106
Fee income	15,565	2,170	17,735	36,288
Total investment income	1,256,195	1,224,180	2,480,375	3,168,407
Total operating expenses	976,449	932,958	1,909,407	2,344,222
Net expense limitation	(10,222)	(7,394)	(17,616)	(112,309)
Net investment income	289,968	298,616	588,584	936,494
Net gain (loss) on investments	(306,086)	(618,834)	(924,920)	122,840
Net increase (decrease) in net assets resulting from operations	$(16,118)	$(320,218)	$(336,336)	$1,059,334
Investment Income
For the three months ended June 30, 2025 and March 31, 2025
For the three months ended June 30, 2025, interest income increased $17,057 compared to the prior quarter, primarily attributable to non-recurring Net Loan Fees recognized upon the repayment of a mezzanine debt investment.
For the three months ended June 30, 2025, fee income increased $13,395 compared to the prior quarter, primarily due to the recognition of non-recurring syndication fee income of $13,421 during the current quarter.
For the six months ended June 30, 2025 and 2024
Total investment income for the six months ended June 30, 2025 decreased $688,032 compared to the corresponding period in the prior year, primarily due to a decrease in cash interest income of $697,606.
For the six months ended June 30, 2025, PIK interest income increased $28,084 compared to the corresponding period in the prior year, primarily due a second lien debt investment that has an all-PIK interest rate of 18.00%. During the six months ended June 30, 2025, total PIK interest income represented 6.0% of total investment income.

Operating Expenses
Total operating expenses for the three months ended June 30, 2025 and March 31, 2025, and the six months ended June 30, 2025 and 2024 are presented below:

	Three Months Ended		Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Expenses subject to limitation under the Investment Advisory Agreement:
Contractual Issuer Expenses	$8,671	$5,711	$14,382	$97,863
Amortization of deferred offering costs	1,551	1,683	3,234	14,446
Total expenses subject to limitation under the Investment Advisory Agreement	10,222	7,394	17,616	112,309

Other operating expenses:
Interest expense	344,141	334,244	678,385	821,972
Base management fees	111,323	115,524	226,847	256,146
Incentive fees	72,492	40,651	113,143	234,123
Administrative fees	175,468	170,422	345,890	348,045
Professional fees	167,351	183,263	350,614	356,867
Transfer agent expenses	45,409	38,177	83,586	112,006
Other expenses	50,043	43,283	93,326	99,368
Total other operating expenses	966,227	925,564	1,891,791	2,228,527
Total operating expenses	$976,449	$932,958	$1,909,407	$2,340,836
Expenses Limited under the Investment Advisory Agreement
During the six months ended June 30, 2025 and June 30, 2024, OFS Advisor incurred offering costs on our behalf of $8,243 and $6,826, respectively.
Contractual Issuer Expenses relate to the direct involvement of OFS Advisor’s employees and employees of its affiliates in the Offering process. OFS Advisor incurred, on our behalf, Contractual Issuer Expenses of $8,671 and $5,711 during the three months ended June 30, 2025 and March 31, 2025, respectively. For the six months ended June 30, 2025, Contractual Issuer Expenses decreased $83,481 compared to the corresponding period in the prior year, primarily due to a decrease in activity under the Offering process.
We are conditionally obligated to pay OFS Advisor up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid by OFS Advisor and their affiliates have been recovered. During the six months ended June 30, 2025 and 2024, we did not reimburse OFS Advisor for any offering costs and Contractual Issuer Expenses due to no sales of common stock under the Offering. As of June 30, 2025, reimbursable offering costs and Contractual Issuer Expenses were $689,919. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3” for additional information.
Other Operating Expenses
For the three months ended June 30, 2025 and March 31, 2025
For the three months ended June 30, 2025, total other operating expenses increased $40,663 compared to the prior quarter, primarily due to an increase in incentives fees of $31,841.
Interest expense for the three months ended June 30, 2025 increased $9,897 compared to the prior quarter, primarily due to an increase in our average outstanding debt balance on our Banc of California Credit Facility.
Incentive fees for the three months ended June 30, 2025 increased $31,841 compared to the prior quarter, primarily due to an increase in net investment income return on net assets in the current quarter.
For the six months ended June 30, 2025 and 2024
For the six months ended June 30, 2025, total other operating expenses decreased $336,736 compared to the corresponding period in the prior year, primarily due to a decrease of $143,587 in interest expense related to the reduction in our average outstanding debt balances.

For the six months ended June 30, 2025, expenses payable to OFS Advisor and affiliates (base management fees, incentive fees and administrative fees) decreased $152,434 compared to the corresponding period in the prior year primarily due to a $120,980 decrease in the incentive fee attributable to lower net investment income.
Net realized and unrealized gain (loss) on investments
Net gain (loss) on investments for the three months ended June 30, 2025 and March 31, 2025
For the three months ended June 30, 2025, net loss on investments of $306,086 was primarily due to net unrealized depreciation of $265,868. The net unrealized depreciation was comprised of net unrealized depreciation of $163,308 on our Structured Finance Securities and $102,560 on our debt and equity securities.
For the three months ended March 31, 2025, net loss on investments of $618,834 was primarily due to net unrealized depreciation of $645,883. The net unrealized depreciation was comprised of net unrealized depreciation of $738,431 on our debt and equity securities, partially offset by net unrealized appreciation of $92,547 on our Structured Finance Securities.
Net gain (loss) on investments for the six months ended June 30, 2025 and 2024
For the six months ended June 30, 2025, net loss on investments of $924,920 was due to net unrealized depreciation of $889,245, net of taxes, and a net realized loss of $35,675. The net unrealized depreciation was primarily comprised of net unrealized depreciation of $763,216 on our debt investments and $77,773 on our equity investments.
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
Liquidity and Capital Resources
As of June 30, 2025, we held cash of $588,069 and had an unused commitment of $10,985,000 under our Banc of California Credit Facility, subject to the terms of the borrowing base and other covenants. As of June 30, 2025, we had unfunded commitments of $1,141,678 to fund various undrawn revolvers and other portfolio investments. We continue to believe that we have sufficient levels of liquidity to support our commitments to existing portfolio companies and selectively deploy capital in new investment opportunities.

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

	Six Months Ended June 30,
	2025	2024
Cash from net investment income(1)	$293,173	$156,224
Net repayments of portfolio investments(1)	1,745,207	3,907,074
Net cash provided by operating activities	2,038,380	4,063,298

Distributions paid to common stockholders	(437,683)	(919,410)
Net repayments under revolving line of credit	(1,250,000)	(1,600,000)
Repurchases of common stock	(742,712)	(1,536,635)
Net cash used in financing activities	(2,430,395)	(4,056,045)
Net change in cash and cash equivalents	$(392,015)	$7,253
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
Our operating activities provided $2,038,380 and $4,063,298 in cash for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the principal source of operating liquidity was the sale and repayment of portfolio investments. Net cash provided by operating activities benefited from the positive cash flow impact of expense limitation under the Investment Advisory Agreement of $17,616 and $112,309 for the six months ended June 30, 2025 and 2024, respectively, which reduced the net amount paid to OFS Advisor. Expense support and limitation under the Investment Advisory Agreement is cancelable at any time.
Net purchases and origination of portfolio investments relates to the investment activity of our portfolio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Composition and Investment Activity.”
During the six months ended June 30, 2025 and 2024, we paid $742,712 and $1,536,635, respectively, in connection with our tender offers to repurchase shares of our common stock. Subsequent to June 30, 2025, we paid $425,120 in connection with our second quarter 2025 tender offer to repurchase shares of our common stock.
During the six months ended June 30, 2025, we paid $437,683 in dividends to common stockholders and, subsequent to June 30, 2025, we paid $289,027 in dividends to our common stockholders.
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
The Banc of California Credit Facility currently bears interest at a variable Prime Rate plus a 0.25% margin, with a 5.00% floor, and includes an annual commitment fee equal to 0.50% of the maximum principal amount of the facility. As of June 30, 2025, the stated interest rate on the Banc of California Credit Facility was 7.75%. As of June 30, 2025, the Banc of California Credit Facility bore an effective interest rate of 9.67%, inclusive of interest on the outstanding balance, deferred financing cost amortization and commitment fees.
As of June 30, 2025, we had $4,015,000 outstanding and an unused commitment of $10,985,000 under the Banc of California Credit Facility, subject to a borrowing base and other covenants. As of June 30, 2025, we were in compliance in all material respects with the applicable covenants under the Banc of California Credit Facility.
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
The Note Purchase Agreement contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a business development company within the meaning of the 1940 Act and a minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, certain judgments and orders, and certain events of bankruptcy. As of June 30, 2025, we were in compliance in all material respects with the applicable covenants under the Note Purchase Agreement.
As of June 30, 2025, the Unsecured Note had the following terms and balances:

	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate	Effective Interest Rate(1)	Maturity
Unsecured Note	$15,000,000	$102,973	5.50%	5.98%	11/27/2026
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
As of June 30, 2025, the aggregate amount of senior securities outstanding was $19,015,000, for which our asset coverage was 180%. The asset coverage ratio for a class of senior securities representing indebtedness is calculated by aggregating our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
In addition, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have made, and may continue to make, opportunistic investments in Structured Finance Securities and other non-qualifying assets, consistent with our investment strategy. Investments in Structured Finance Securities are generally made in non-U.S. entities and therefore are generally deemed to be non-qualifying. As of June 30, 2025, approximately 81% of our investments were qualifying assets.
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
As of June 30, 2025, we had $588,069 of cash and cash equivalents and an unused commitment of $10,985,000 under our Banc of California Credit Facility, subject to the terms of the borrowing base and other covenants, to meet our short-term contractual obligations, such as $1,141,678 in outstanding commitments to fund investments under various undrawn revolvers and other portfolio company credit facilities. As of June 30, 2025, our Banc of California Credit Facility that matures on February 28, 2026 and had $4,015,000 outstanding, and our Unsecured Note that matures in November 2026 and had $15,000,000 outstanding, could be repaid by selling portfolio investments that have a fair value of $33,868,579. We cannot, however, be certain that this source of funds will be available and upon terms acceptable to us in sufficient amounts in the future. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value and incur significant realized losses on our invested capital.
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
Off-Balance Sheet Arrangements
Amounts Conditionally Reimbursable to OFS Advisor. OFS Advisor and affiliates have incurred offering costs and Contractual Issuer Expenses, of which $689,919 and $875,049 were unreimbursed as of June 30, 2025 and December 31, 2024, respectively. We remain conditionally liable to OFS Advisor for organization and offering costs incurred on our behalf. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3.”
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
Recent Developments
On July 29, 2025, our Board declared a distribution of $0.06 per common share, which represents a 6.6% annualized distribution yield based on our common stock offering price as of July 30, 2025, which will be paid on October 15, 2025 to stockholders of record on July 29, 2025.
On August 5, 2025, our Board approved a tender offer, commencing on August 29, 2025, to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ending June 30, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, interest rate and inflation rate changes, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, instability in the U.S. and international banking systems and the risk of recession or a shutdown of U.S. government services has introduced significant volatility in the financial markets, and the effects of this volatility has impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on March 14, 2025.
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of most portfolio investments without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate significantly from period-to-period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the six months ended June 30, 2025 for more information relating to our investment valuation.
Interest Rate Risk
As of June 30, 2025, we held loans with an aggregate fair value of $26.4 million that bore interest at floating interest rates and contained interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. The aggregate 100 basis point reduction in the U.S. Federal Reserve target federal funds rate enacted from September 2024 through December 2024 has resulted in our variable rate debt investments generating less interest income during the first six months of 2025. Changes in interest rates, including potential additional interest rate reductions approved by the U.S. Federal Reserve, may impact our results of operations, cost of funding and the valuation of our investments. Additional reductions in interest rates would reduce our interest income, which could in turn decrease our net investment income if such decreases in base interest rates are not offset by other factors, such as increases in the spread over such base interest rates or decreases in our operating expenses.
Our outstanding Unsecured Note bears interest at a fixed rate, which may result in net interest margin compression in a period of falling rates. Our Banc of California Credit Facility has a floating interest rate provision based on the Prime Rate, which resulted in a stated interest rate of 7.75% as of June 30, 2025.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates as of June 30, 2025. As of June 30, 2025, 1-month and 3-month SOFR were 4.32% and 4.29%, respectively. Assuming that the interim, unaudited Statement of Assets and Liabilities as of June 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase	Interest income	Interest expense	Net change
25	$59,531	$(10,038)	$49,493
50	118,822	(20,075)	98,747
75	178,113	(30,113)	148,000
100	237,405	(40,150)	197,255
125	296,696	(50,188)	246,508

Basis point decrease	Interest income	Interest expense	Net change
25	$(59,052)	$10,038	$(49,014)
50	(118,343)	20,075	(98,268)
75	(177,634)	30,113	(147,521)
100	(236,926)	40,150	(196,776)
125	(296,217)	50,188	(246,029)

Although we believe that the foregoing analysis is indicative of our net interest margin sensitivity to interest rate changes as of June 30, 2025, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facilities, that could affect net increase (decrease) in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the table above.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities, Use of Proceeds
During the three months ended June 30, 2025, we did not sell any shares of our common stock.
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
The following table summarizes the common stock repurchases by us for the three months ended June 30, 2025:

Three Months Ended June 30, 2025	Number of Shares	Amount
April 1, 2025 through April 30, 2025	—	$—
May 1, 2025 through May 31, 2025	—	—
June 1, 2025 through June 30, 2025	43,116	425,120

Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
(a)    Not applicable.
(b)    Not applicable.
(c)    During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits
Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q

3.1	Certificate of Incorporation of Hancock Park Corporate Income, Inc.	Form 10-12G (000-55552)	December 21, 2015
3.2	Form of Articles of Amendment and Restatement of Hancock Park Corporate Income, Inc.	Form 10-12G/A (000-55552)	February 8, 2016
3.3	First Amended and Restated Bylaws of Hancock Park Corporate Income, Inc.	8-K (814-001185)	August 24, 2017
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act			*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act			*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.			*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			*

*	Filed herewith.
†	Furnished herewith.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2025	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Kyle Spina
	Name:	Kyle Spina
	Title:	Chief Financial Officer