Form 10-Q
period 2025-09-30
Hancock Park Corporate Income, Inc.
filed 2025-11-07
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
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
Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of November 5, 2025 was 1,534,942.

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
•the belief that the seniority of our debt investments in a borrower’s capital structure may provide greater downside protection against adverse economic changes, including those caused by the impacts of interest rate and inflation rate changes, the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, instability in the U.S. and international banking systems, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, the risk of recession or the impact of the prolonged shutdown of U.S. government services, and related market volatility on our business, our portfolio companies, our industry and the global economy;
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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 14, 2025 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, filed on May 9, 2025 and August 8, 2025, respectively. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities (unaudited)

	September 30, 2025	December 31, 2024

Assets:
Non-control/non-affiliate investments, at fair value (amortized cost of $35,441,212 and $39,509,053, respectively)	$30,740,401	$36,054,042
Cash and cash equivalents	1,089,063	980,084
Interest receivable	133,604	163,585
Receivable for investments sold	220,000	1,501,861
Prepaid expenses and other assets	30,599	84,137
Total assets	$32,213,667	$38,783,709

Liabilities:
Revolving line of credit	$2,150,000	$5,265,000
Unsecured note (net of discount and deferred debt issuance costs of $84,801 and $139,317, respectively)	14,915,199	14,860,683
Payable for investments purchased	—	257,393
Due to adviser and affiliates (Note 3)	419,777	507,133
Payable for repurchases of common stock	391,621	294,331
Distributions payable	281,332	140,785
Interest payable	78,454	81,861
Other liabilities	307,641	385,519
Total liabilities	18,544,024	21,792,705

Commitments and contingencies (Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized, 1,534,942 and 1,664,123 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,535	1,664
Paid-in capital in excess of par	20,938,943	22,203,936
Total accumulated losses	(7,270,835)	(5,214,596)
Total net assets	13,669,643	16,991,004

Total liabilities and net assets	$32,213,667	$38,783,709

Number of common shares outstanding	1,534,942	1,664,123
Net asset value per share	$8.91	$10.21

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income
Interest income	$1,001,286	$1,361,546	$3,313,809	$4,371,675
PIK interest income	79,237	57,974	227,205	177,858
Dividend income	1,082	1,090	3,231	3,196
Fee income	26,247	1,775	43,982	38,063
Total investment income	1,107,852	1,422,385	3,588,227	4,590,792

Operating expenses
Interest expense	290,697	377,659	969,082	1,199,631
Base management fees	103,499	121,696	330,346	377,842
Incentive fees	36,741	96,023	149,884	330,146
Administrative fees	149,454	166,324	495,344	514,369
Professional fees	163,758	161,936	514,372	518,803
Transfer agent expenses	45,159	57,253	128,745	169,259
Excise taxes	—	9,723	—	9,723
Other expenses	51,731	47,680	145,057	150,434
Contractual Issuer Expenses (credits) (Note 3)	2,871	(6,023)	17,253	91,840
Amortization of deferred offering costs	2,078	3,765	5,312	18,211
Total operating expenses	845,988	1,036,036	2,755,395	3,380,258
Net expense (limitations) under agreement with the adviser (Note 3)	(4,949)	2,258	(22,565)	(110,051)
Net operating expenses	841,039	1,038,294	2,732,830	3,270,207

Net investment income	266,813	384,091	855,397	1,320,585

Net realized and unrealized gain (loss) on investments
Net realized loss on investments	(773,945)	—	(809,620)	(803,625)
Income tax expense on net realized gains on investments	—	(8,000)	—	(8,000)
Net unrealized appreciation (depreciation) on investments	(334,049)	(909,460)	(1,245,800)	47,067
Deferred tax (expense) benefit on net unrealized appreciation (depreciation)	(11,465)	(14,589)	11,041	(44,651)
Net loss on investments	(1,119,459)	(932,049)	(2,044,379)	(809,209)

Net increase (decrease) in net assets resulting from operations	$(852,646)	$(547,958)	$(1,188,982)	$511,376

Net investment income per common share – basic and diluted	$0.17	$0.22	$0.53	$0.74
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$(0.54)	$(0.32)	$(0.73)	$0.29
Distributions declared per common share	$0.18	$0.25	$0.54	$0.76
Basic and diluted weighted-average common shares outstanding	1,574,678	1,737,056	1,617,702	1,784,610

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total accumulated losses	Total net assets
Balances at December 31, 2023	1,835,599	$1,835	$23,990,525	$(4,744,874)	$19,247,486
Net increase in net assets resulting from operations:
Net investment income	—	—	—	1,320,585	1,320,585
Net realized loss on investments, net of taxes	—	—	—	(811,625)	(811,625)
Net unrealized appreciation on investments, net of deferred taxes	—	—	—	2,416	2,416
Repurchases of common stock	(142,478)	(142)	(1,482,563)	—	(1,482,705)
Distributions to stockholders	—	—	—	(1,348,860)	(1,348,860)
Net decrease for the nine month period ended September 30, 2024	(142,478)	(142)	(1,482,563)	(837,484)	(2,320,189)
Balances at September 30, 2024	1,693,121	$1,693	$22,507,962	$(5,582,358)	$16,927,297

Balances at June 30, 2024	1,739,581	$1,739	$22,979,949	$(4,596,826)	$18,384,862
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	384,091	384,091
Income tax expense on net realized investment gains	—	—	—	(8,000)	(8,000)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	(924,049)	(924,049)
Repurchase of common stock	(46,460)	(46)	(471,987)	—	(472,033)
Distributions to stockholders	—	—	—	(437,574)	(437,574)
Net decrease for the three month period ended September 30, 2024	(46,460)	(46)	(471,987)	(985,532)	(1,457,565)
Balances at September 30, 2024	1,693,121	$1,693	$22,507,962	$(5,582,358)	$16,927,297

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets - Continued (unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total accumulated losses	Total net assets
Balances at December 31, 2024	1,664,123	$1,664	$22,203,936	$(5,214,596)	$16,991,004
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	855,397	855,397
Net realized loss on investments, net of taxes	—	—	—	(809,620)	(809,620)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	(1,234,759)	(1,234,759)
Repurchases of common stock	(129,181)	(129)	(1,264,993)	—	(1,265,122)
Distributions to stockholders	—	—	—	(867,257)	(867,257)
Net decrease for the nine month period ended September 30, 2025	(129,181)	(129)	(1,264,993)	(2,056,239)	(3,321,361)
Balances at September 30, 2025	1,534,942	$1,535	$20,938,943	$(7,270,835)	$13,669,643

Balances at June 30, 2025	1,576,962	$1,577	$21,330,522	$(6,136,857)	$15,195,242
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	266,813	266,813
Net realized loss on investments, net of taxes	—	—	—	(773,945)	(773,945)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	(345,514)	(345,514)
Repurchase of common stock	(42,020)	(42)	(391,579)	—	(391,621)
Distributions to stockholders	—	—	—	(281,332)	(281,332)
Net decrease for the three month period ended September 30, 2025	(42,020)	(42)	(391,579)	(1,133,978)	(1,525,599)
Balances at September 30, 2025	1,534,942	$1,535	$20,938,943	$(7,270,835)	$13,669,643

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(1,188,982)	$511,376
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net unrealized (appreciation) depreciation on investments, net of deferred taxes	1,234,759	(2,416)
Net realized loss on investments	809,620	803,625
Income tax expense from realized gains on investments	—	8,000
Amortization of Net Loan Fees on investments	(226,599)	(310,339)
Amendment fees received	5,993	23,046
Amortization of deferred debt issuance costs	115,428	130,614
Accretion of interest income on Structured Finance Securities	(692,106)	(866,726)
Paid-in-kind interest income	(227,205)	(177,858)
Purchase of portfolio investments	(2,618,588)	(7,387,414)
Proceeds from principal payments on portfolio investments	4,258,897	10,976,950
Proceeds from sale or redemption of portfolio investments	1,671,477	68,252
Proceeds from distributions received from portfolio investments	1,086,312	1,155,518
Changes in operating assets and liabilities:
Interest receivable	29,981	60,027
Receivable for investment sold	1,281,861	—
Interest payable	(3,407)	273
Due to adviser and affiliates	(87,356)	(435,320)
Payable for investments purchased	(257,393)	2,025,369
Other assets and liabilities	(74,172)	(22,474)
Net cash provided by operating activities	5,118,520	6,560,503

Cash flows from financing activities
Distributions paid to common stockholders	(726,710)	(1,360,914)
Borrowings under revolving line of credit	3,350,000	2,500,000
Repayments under revolving line of credit	(6,465,000)	(4,500,000)
Repurchases of common stock	(1,167,831)	(1,536,634)
Net cash used in financing activities	(5,009,541)	(4,897,548)
Net increase in cash and cash equivalents	108,979	1,662,955
Cash and cash equivalents
Beginning of period	980,084	807,831
End of period	$1,089,063	$2,470,786

Supplemental disclosure of cash flow information:
Amortization of deferred offering costs limited by investment advisor (see Note 3)	$5,312	$18,211
Cash paid for interest	857,061	1,068,744

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2025

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
12 Interactive, LLC (D/B/A PerkSpot)	Software Publishers
First Lien Debt		9.90%	SOFR+	5.75%	9/5/2025	9/5/2030	$778,050	$773,229	$773,229	5.7%
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	5.75%	9/5/2025	9/5/2030	—	(591)	(591)	—
First Lien Debt (Delayed Draw) (12)		n/m (5)	SOFR+	5.75%	9/5/2025	3/5/2027	—	(1,429)	(1,429)	—
							778,050	771,209	771,209	5.7
AIDC IntermediateCo 2, LLC	Computer Systems Design Services
First Lien Debt		9.66%	SOFR+	5.50%	7/8/2022	7/22/2027	486,250	481,859	486,250	3.5
First Lien Debt		9.66%	SOFR+	5.50%	7/31/2023	7/22/2027	11,373	11,234	11,373	0.1
							497,623	493,093	497,623	3.6
Allen Media, LLC	Cable and Other Subscription Programming
First Lien Debt		9.65%	SOFR+	5.50%	9/15/2022	2/10/2027	1,208,430	1,166,430	939,393	6.9

Associated Springs, LLC	Spring Manufacturing
First Lien Debt		10.00%	SOFR+	5.75%	12/10/2024	4/4/2030	558,297	548,829	556,064	4.1
First Lien Debt (Delayed Draw) (12)		10.01%	SOFR+	5.75%	12/10/2024	4/4/2030	59,968	57,866	58,245	0.4
							618,265	606,695	614,309	4.5
Asurion, LLC (9)	Communication Equipment Repair and Maintenance
Second Lien Debt		9.53%	SOFR+	5.25%	8/20/2024	1/31/2028	1,500,000	1,437,076	1,464,375	10.7

BayMark Health Services, Inc. (16)	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		12.76%	SOFR+	8.50%	6/10/2021	6/11/2028	1,325,758	1,317,356	1,002,273	7.3
Second Lien Debt		13.05%	SOFR+	8.50%	6/10/2021	6/11/2028	357,657	355,369	270,388	2.0
							1,683,415	1,672,725	1,272,661	9.3
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		11.53%	SOFR+	7.25%	2/2/2022	6/8/2029	1,272,109	1,197,186	1,259,388	9.2

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2025

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt		11.06%	SOFR+	6.50%	2/25/2022	2/25/2027	$908,952	$904,611	$908,952	6.6%
First Lien Debt (Revolver) (12)		11.07%	SOFR+	6.50%	2/25/2022	2/25/2027	38,710	38,271	38,710	0.3
Common Equity (129 Class A units) (7)					2/25/2022			129,032	73,345	0.5
Preferred Equity (345 Class A units) 12.0% cash / 2.0% PIK					3/3/2023			34,464	36,265	0.3
							947,662	1,106,378	1,057,272	7.7
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt		10.90%	SOFR+	6.75%	11/3/2023	12/30/2027	1,346,280	1,323,297	1,289,736	9.4
First Lien Debt (Revolver) (12)		10.90%	SOFR+	6.75%	11/3/2023	12/30/2027	47,893	45,742	42,599	0.3
							1,394,173	1,369,039	1,332,335	9.7
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 units) (7)					3/27/2020			46,403	2,663	—

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)					3/8/2018			115,154	215,055	1.6

Excelin Home Health, LLC	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	10/1/2026	1,601,330	1,591,668	1,225,017	9.0

GoTo Group (F/K/A LogMeIn, Inc.) (9)	Data Processing, Hosting, and Related Services
First Lien Debt		9.22%	SOFR+	4.75%	9/28/2022	4/28/2028	606,483	606,483	204,082	1.5
First Lien Debt		9.22%	SOFR+	4.75%	9/28/2022	4/28/2028	439,177	439,177	374,763	2.7
							1,045,660	1,045,660	578,845	4.2
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets) (9)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		10.85%	SOFR+	6.75%	7/20/2022	8/1/2029	1,773,505	1,715,175	1,517,579	11.1

Honor HN Buyer, Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt		9.90%	SOFR+	5.75%	10/15/2021	10/15/2027	828,360	822,784	828,361	6.1
First Lien Debt		9.90%	SOFR+	5.75%	10/15/2021	10/15/2027	523,875	519,704	523,875	3.8
First Lien Debt (Revolver) (12)		12.00%	Prime +	4.75%	10/15/2021	10/15/2027	12,376	11,704	12,376	0.1
First Lien Debt		9.90%	SOFR+	5.75%	3/31/2023	10/15/2027	582,895	579,630	582,895	4.3
							1,947,506	1,933,822	1,947,507	14.3

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2025

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		11.20%	SOFR+	6.75%	1/27/2022	3/2/2029	$670,732	$670,732	$627,134	4.6%

Inergex Holdings, LLC	Other Computer Related Services
First Lien Debt		11.15%	SOFR+	7.00%	10/1/2018	10/1/2026	977,204	972,412	977,204	7.1
First Lien Debt (Revolver)		11.15%	SOFR+	7.00%	10/1/2018	10/1/2026	156,250	156,250	156,250	1.1
							1,133,454	1,128,662	1,133,454	8.2
Medrina LLC	All Other Outpatient Care Centers
First Lien Debt		10.13%	SOFR+	6.00%	10/20/2023	10/20/2029	731,649	719,299	731,649	5.4
First Lien Debt		10.22%	SOFR+	6.00%	10/20/2023	10/20/2029	122,787	121,469	122,787	0.9
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.00%	10/20/2023	10/20/2029	—	(1,796)	—	—
							854,436	838,972	854,436	6.3
Metasource, LLC	All Other Business Support Services
First Lien Debt		10.51% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	682,567	676,935	653,217	4.8

One GI LLC	Offices of Other Holding Companies
First Lien Debt		11.01%	SOFR+	6.75%	12/13/2021	12/22/2025	842,188	841,265	789,973	5.8
First Lien Debt		11.01%	SOFR+	6.75%	12/13/2021	12/22/2025	443,896	443,363	416,374	3.0
First Lien Debt (Revolver)		11.01%	SOFR+	6.75%	12/13/2021	12/22/2025	166,667	166,481	156,333	1.1
							1,452,751	1,451,109	1,362,680	9.9
PSB Group, LLC	Lessors of Nonfinancial Intangible Assets (except Copyrighted Works)
First Lien Debt		10.81%	SOFR+	6.50%	4/17/2025	4/17/2030	877,941	873,953	869,160	6.4
First Lien Debt (Revolver) (12)		10.66%	SOFR+	6.50%	4/17/2025	4/17/2030	45,098	44,564	43,921	0.3
							923,039	918,517	913,081	6.7
RideNow Group, Inc. (F/K/A RumbleOn, Inc.) (11)	Other Industrial Machinery Manufacturing
First Lien Debt (6)		11.82% cash / 1.00% PIK	SOFR+	8.25%	8/31/2021	9/30/2027	600,111	593,491	567,705	4.2
First Lien Debt (6)		11.82% cash / 1.00% PIK	SOFR+	8.25%	8/31/2021	9/30/2027	181,105	179,756	171,325	1.3
Warrants (warrants to purchase up to $50,000 in stock) (7)					8/31/2021	8/10/2030 (15)		50,082	7,259	0.1
							781,216	823,329	746,289	5.6

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2025

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 units) (7) (13)					1/17/2018			$—	$198,431	1.5%

SS Acquisition, LLC	Sports and Recreation Instruction
First Lien Debt		10.00%	SOFR+	6.00%	12/20/2024	12/20/2029	$1,346,964	1,341,281	1,336,189	9.8
First Lien Debt (Revolver) (12)		10.00%	SOFR+	6.00%	12/20/2024	12/20/2029	40,000	39,397	38,857	0.3
							1,386,964	1,380,678	1,375,046	10.1
Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt		10.26% cash/ 1.25% PIK	SOFR+	6.00%	10/14/2021	10/14/2027	1,234,023	1,228,020	1,097,046	8.0
First Lien Debt (Revolver) (12)		10.26%	SOFR+	6.00%	10/14/2021	10/14/2027	39,706	39,345	25,015	0.2
							1,273,729	1,267,365	1,122,061	8.2
TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		13.07%	SOFR+	8.50%	5/13/2021	11/2/2028	1,500,000	1,519,510	1,425,000	10.4

Wellful Inc. (F/K/A KNS Acquisition Corp.)	Electronic Shopping and Mail-Order Houses
First Lien Debt (6) (9)		8.78% cash / 1.75% PIK	SOFR+	6.25%	7/26/2021	10/19/2030	624,587	624,587	564,861	4.1

Total Debt and Equity Investments							$27,551,203	$27,568,109	$25,670,921	187.9%

Structured Finance Securities (11)
Subordinated Notes, Mezzanine Debt and Other CLO-Equity Related Investments

Apex Credit CLO 2020 Ltd.
Subordinated Notes (2) (14)		15.38%	N/A		11/16/2020	4/20/2035	$3,650,000	$3,050,138	$2,054,722	15.0%

Apex Credit CLO 2021 Ltd.
Subordinated Notes (2) (14)		14.09%	N/A		5/28/2021	7/18/2034	1,480,000	983,098	647,063	4.7

Apex Credit CLO 2022-1 Ltd.
Subordinated Notes (2) (14)		6.30%	N/A		4/28/2022	4/22/2033	1,892,824	1,378,071	852,236	6.2

CLO other (10) (14)		0.26%	N/A					5,672	16,236	—

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2025

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate(3)	Spread Above Index(3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Elevation CLO 2021-14, Ltd.
Subordinated Notes (2) (14)		12.94%	N/A	9/21/2021	10/20/2034	$2,894,659	$1,677,725	$1,156,019	8.5%

Elevation CLO 2021-15, Ltd.
Subordinated Notes (2) (14)		0.26%	N/A	12/6/2021	1/5/2035	1,250,000	778,399	343,204	2.5

Total Structured Finance Securities						$11,167,483	$7,873,103	$5,069,480	37.0%

Total Investments						$38,718,686	$35,441,212	$30,740,401	224.9%
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
(3)A majority of the Company’s debt investments bear interest at rates determined by reference to SOFR or Prime, and reset monthly, quarterly, or semi-annually. For all variable-rate investments, the schedule presents the spread over SOFR or Prime and the interest rate as of September 30, 2025. Unless otherwise noted with footnote 6, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
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
(6)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum PIK interest rate allowed as of September 30, 2025:

Portfolio Company	Investment Type	Maximum PIK Rate Allowed	Range of PIK Option	Range of Cash Option
RideNow Group, Inc. (F/K/A RumbleOn, Inc.)	First Lien Debt	1.00%	0% to 1.00%	11.82% to 12.82%
RideNow Group, Inc. (F/K/A RumbleOn, Inc.)	First Lien Debt	1.00%	0% to 1.00%	11.82% to 12.82%
Wellful Inc. (F/K/A KNS Acquisition Corp.)	First Lien Debt	1.75%	0% to 1.75%	8.78% to 10.53%
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

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments (unaudited)
September 30, 2025
(11) Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of September 30, 2025, approximately 82% of the Company's assets were qualifying assets.
(12) Subject to unfunded commitments. The Company considers undrawn amounts in the determination of fair value on revolving lines of credit and delayed draw term loans. See Note 6.
(13) Investment held by HPCI-MB, a wholly owned subsidiary of the Company subject to corporate income tax.
(14) The rate disclosed on subordinated note investments is the estimated effective yield, generally established at purchase, and reevaluated upon the receipt of the initial distribution and each subsequent quarter thereafter. The estimated effective yield is based upon projected amounts and timing of future distributions and the projected amounts and timing of terminal principal payments at the time of estimation. The estimated effective yield and investment cost may ultimately not be realized. Projected cash flows, including the amounts and timing of terminal principal payments, which generally are projected to occur prior to the contractual maturity date, were utilized in deriving the effective yield of the investments. The estimated yield and investment amortized cost may ultimately not be realized.
(15) Represents expiration date of the warrants.
(16) Investment was on non-accrual status as of September 30, 2025, meaning the Company suspended recognition of all or a portion of income on the investment. See Note 4 for further details.

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2024

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Non-control/Non-affiliate Investments
AIDC IntermediateCo 2, LLC	Computer Systems Design Services
First Lien Debt		9.59%	SOFR+	5.25%	7/22/2022	7/22/2027	$490,000	$483,744	$490,000	2.9%
First Lien Debt		9.61%	SOFR+	5.25%	7/31/2023	7/22/2027	11,460	11,262	11,460	0.1
							501,460	495,006	501,460	3.0
Allen Media, LLC	Cable and Other Subscription Programming
First Lien Debt		9.98%	SOFR+	5.50%	9/15/2022	2/10/2027	1,218,026	1,152,440	856,740	5.0

Associated Springs, LLC	Spring Manufacturing
First Lien Debt		10.33%	SOFR+	5.75%	12/10/2024	4/4/2030	568,966	557,715	557,715	3.3
First Lien Debt (Delayed Draw) (12)		n/m (5)	SOFR+	5.75%	12/10/2024	4/4/2030	—	(2,131)	(2,131)	—
							568,966	555,584	555,584	3.3
Asurion, LLC (9)	Communication Equipment Repair and Maintenance
Second Lien Debt		9.72%	SOFR+	5.25%	8/20/2024	1/31/2028	1,500,000	1,416,914	1,469,468	8.6

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		13.09%	SOFR+	8.50%	6/10/2021	6/11/2028	1,325,758	1,315,943	1,240,909	7.3
Second Lien Debt		13.12%	SOFR+	8.50%	6/10/2021	6/11/2028	357,657	354,984	334,767	2.0
							1,683,415	1,670,927	1,575,676	9.3
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		11.72%	SOFR+	7.25%	2/2/2022	6/8/2029	1,833,333	1,703,488	1,772,833	10.4

Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt		10.96%	SOFR+	6.50%	2/25/2022	2/25/2027	962,742	956,678	956,003	5.6
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(555)	(903)	—
Common Equity (129 Class A units) (7)					2/25/2022			129,032	67,915	0.4
Preferred Equity (345 Class A units) 12.0% cash / 2.0% PIK								34,464	35,763	0.2
							962,742	1,119,619	1,058,778	6.2
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt		11.23%	SOFR+	6.75%	11/3/2023	12/30/2027	1,356,662	1,327,357	1,339,026	7.9
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.75%	11/3/2023	12/30/2027	—	(2,722)	(1,638)	—
							1,356,662	1,324,635	1,337,388	7.9

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2024

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 Common shares) (7)					3/27/2020			$46,403	$4,026	—%

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Second Lien Debt		11.22%	SOFR+	6.75%	9/28/2018	3/30/2029	$2,068,608	2,038,513	2,068,608	12.2

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)					3/8/2018			115,154	121,000	0.7

Excelin Home Health, LLC	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	10/1/2026	1,401,228	1,379,829	1,156,013	6.8

First Brands Group, LLC (9)	Other Motor Vehicle Parts Manufacturing
First Lien Debt		9.85%	SOFR+	5.00%	8/23/2024	3/30/2027	735,523	726,035	692,620	4.1
First Lien Debt		9.85%	SOFR+	5.00%	8/26/2024	3/30/2027	358,961	354,976	337,201	2.0
							1,094,484	1,081,011	1,029,821	6.1
GoTo Group (F/K/A LogMeIn, Inc.) (9)	Data Processing, Hosting, and Related Services
First Lien Debt		9.30%	SOFR+	4.75%	9/28/2022	4/28/2028	611,101	611,101	280,801	1.7
First Lien Debt		9.30%	SOFR+	4.75%	9/28/2022	4/28/2028	442,521	442,521	404,354	2.4
							1,053,622	1,053,622	685,155	4.1
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets) (9)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		11.18%	SOFR+	6.75%	7/20/2022	8/1/2029	1,787,218	1,716,975	1,706,051	10.0

Honor HN Buyer Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt		10.23%	SOFR+	5.75%	10/15/2021	10/15/2027	834,815	827,106	834,815	4.9
First Lien Debt		10.23%	SOFR+	5.75%	10/15/2021	10/15/2027	527,928	522,205	527,928	3.1
First Lien Debt (Revolver) (12)		12.25%	Prime+	4.75%	10/15/2021	10/15/2027	12,376	11,457	12,376	0.1
First Lien Debt		10.23%	SOFR+	5.75%	4/28/2023	10/15/2027	587,350	582,888	587,350	3.5
							1,962,469	1,943,656	1,962,469	11.6

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2024

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		11.47%	SOFR+	6.75%	1/27/2022	3/2/2029	$670,732	$670,732	$670,732	3.9%

Inergex Holdings, LLC (2)	Other Computer Related Services
First Lien Debt		11.47% cash / 2.0% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	985,595	977,219	985,595	5.8
First Lien Debt (Revolver)		11.74% cash / 2.0% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	156,250	156,250	156,250	0.9
							1,141,845	1,133,469	1,141,845	6.7
Medrina LLC	All Other Outpatient Care Centers
First Lien Debt		10.44%	SOFR+	6.00%	10/20/2023	10/20/2029	737,234	722,494	744,606	4.4
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.00%	10/20/2023	10/20/2029	—	(2,127)	—	—
First Lien Debt (Delayed Draw) (12)		n/m (5)	SOFR+	6.00%	10/20/2023	10/20/2029	—	(370)	1,489	—
							737,234	719,997	746,095	4.4
Metasource, LLC	All Other Business Support Services
First Lien Debt		10.84% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	685,222	676,976	648,220	3.8

One GI LLC	Offices of Other Holding Companies
First Lien Debt		11.21%	SOFR+	6.75%	12/13/2021	12/22/2025	848,750	844,595	824,136	4.9
First Lien Debt		11.21%	SOFR+	6.75%	12/13/2021	12/22/2025	447,310	445,005	434,338	2.6
First Lien Debt (Revolver)		11.25%	SOFR+	6.75%	12/13/2021	12/22/2025	166,667	165,862	161,833	1.0
							1,462,727	1,455,462	1,420,307	8.5
Redstone Holdco 2 LP (F/K/A RSA Security)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		12.60%	SOFR+	7.75%	4/16/2021	4/27/2029	1,000,000	992,942	576,000	3.3

RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 Class A units) (7) (13)					1/17/2018			—	331,221	1.9

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2024

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
RideNow Group, Inc. (F/K/A RumbleOn, Inc.) (11)	Other Industrial Machinery Manufacturing
First Lien Debt (2)		12.10% Cash / 1.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	$652,202	$637,164	$618,940	3.6%
First Lien Debt (2)		12.10% Cash / 1.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	196,825	194,387	186,787	1.1
Warrants (warrants to purchase up to $55,000 in common stock) (7)					8/31/2021	8/14/2028 (6)		50,082	8,521	0.1
							849,027	881,633	814,248	4.8
SS Acquisition, LLC	Sports and Recreation Instruction
First Lien Debt		10.35%	SOFR+	6.00%	12/20/2024	12/20/2029	1,357,143	1,350,402	1,350,402	7.9
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.00%	12/20/2024	12/20/2029	—	(710)	(710)	—
							1,357,143	1,349,692	1,349,692	7.9
Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt		10.46% Cash / 1.00% PIK	SOFR+	6.00%	10/14/2021	10/14/2026	1,311,608	1,306,942	1,239,469	7.3
First Lien Debt (Revolver) (12)		10.55%	SOFR+	6.00%	10/14/2021	10/14/2026	88,235	87,764	80,956	0.5
							1,399,843	1,394,706	1,320,425	7.8
TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		13.35%	SOFR+	8.50%	5/13/2021	11/2/2028	1,500,000	1,524,232	1,431,000	8.4

Wellful Inc. (F/K/A KNS Acquisition Corp.)	Electronic Shopping and Mail-Order Houses
First Lien Debt		9.48%	SOFR+	5.00%	12/19/2024	4/19/2030	406,334	406,334	406,334	2.4
First Lien Debt		10.72%	SOFR+	6.25%	7/26/2021	10/19/2030	621,955	621,955	621,955	3.7
							1,028,289	1,028,289	1,028,289	6.1

Total Debt and Equity Investments							$30,824,295	$30,641,906	$29,339,144	172.7%

Structured Finance Securities (11)
Apex Credit CLO 2020 Ltd.
Subordinated Notes (14) (15)		18.21%	N/A		11/16/2020	4/20/2035	$3,650,000	$3,092,684	$2,542,284	15.0%

Apex Credit CLO 2021 Ltd.
Subordinated Notes (14) (15)		18.66%	N/A		5/28/2021	7/18/2034	1,480,000	1,097,629	905,908	5.3

Apex Credit CLO 2022-1 Ltd.
Subordinated Notes (14) (15)		13.26%	N/A		4/28/2022	4/22/2033	1,892,824	1,517,260	1,096,334	6.5

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2024

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets

CLO other (10)		4.84%	N/A					$10,348	$18,975	0.1%

Elevation CLO 2021-14, Ltd.
Subordinated Notes (14) (15)		4.77%	N/A		9/21/2021	10/20/2034	$1,750,000	1,337,887	705,025	4.1

Elevation CLO 2021-15, Ltd.
Subordinated Notes (14) (15)		4.84%	N/A		12/6/2021	1/5/2035	1,250,000	833,762	446,404	2.6

Monroe Capital MML CLO X, Ltd.
Mezzanine Debt - Class E-R		13.27%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000,000	977,577	999,968	5.9

Total Structured Finance Securities							$11,022,824	$8,867,147	$6,714,898	39.5%

Total Investments							$41,847,119	$39,509,053	$36,054,042	212.2%

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

Portfolio Company	Investment Type	Maximum PIK Rate Allowed	Range of PIK Option	Range of Cash Option
Inergex Holdings, LLC	First Lien Debt	2.00%	0% to 2.00%	11.47% to 13.47%
Inergex Holdings, LLC	First Lien Debt (Revolver)	2.00%	0% to 2.00%	11.74% to 13.74%
RideNow Group, Inc. (F/K/A RumbleOn, Inc.)	First Lien Debt	1.50%	0% to 1.50%	12.10% to 13.60%
RideNow Group, Inc. (F/K/A RumbleOn, Inc.)	First Lien Debt	1.50%	0% to 1.50%	12.10% to 13.60%
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
The incentive fee has two parts. The first part of the incentive fee (the “Income Incentive Fee”) is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination and sourcing, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as OID, debt instruments with PIK interest, equity investments with accruing or PIK dividend and zero coupon securities), accrued income that the Company has not yet received in cash.
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
The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gains Fee relating to net unrealized appreciation is deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gains Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). Since inception through September 30, 2025, the Company has not made a Capital Gains Fee payment.
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
Equity Ownership: As of September 30, 2025, affiliates of OFS Advisor held 74,084 shares of common stock, which is approximately 4.8% of the Company’s outstanding shares of common stock.
Expenses recognized under agreements with OFS Advisor and OFS Services and distributions paid to affiliates for the three and nine months ended September 30, 2025 and 2024 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Base management fees	$103,499	$121,696	$330,346	$377,842
Incentive fees(1)	36,741	96,023	149,884	330,146
Administrative fees	149,454	166,324	495,344	514,369
Distributions paid to affiliates	13,335	18,803	40,005	56,408
(1) During the three and nine months ended September 30, 2025 and 2024, incentives fees were comprised of Income Incentive Fees.

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
Expense limitation provided under the Investment Advisory Agreement for the three and nine months ended September 30, 2025 and 2024, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net offering costs and Contractual Issuer Expenses limitations (credits)	$4,949	$(2,258)	$22,565	$110,051
During the three months ended September 30, 2024, the Company was issued net credits of $2,258 on previously incurred Contractual Issuer Expenses, resulting in a negative balance for the quarter. The Company did not experience any net cash outflow related to these credits and there was no impact to net operating expenses.
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
As of September 30, 2025 and December 31, 2024, the Company is conditionally obligated under the Investment Advisory Agreement to reimburse OFS Advisor for expense support as follows:

	September 30, 2025	December 31, 2024
Unreimbursed offering costs and Contractual Issuer Expenses	$585,774	$875,049
Unreimbursed offering costs and Contractual Issuer Expenses subject to conditional reimbursement as of September 30, 2025, are summarized below based on the period in which the costs were incurred:

Period Incurred	Unreimbursed Total	Expiration of Reimbursement Eligibility(1)
Three months ended December 31, 2022	$61,052	December 31, 2025
Year ended December 31, 2023	395,986	December 31, 2026
Year ended December 31, 2024	103,240	December 31, 2027
Nine months ended September 30, 2025	25,496	September 30, 2028
Total unreimbursed offering costs and Contractual Issuer Expenses	$585,774
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

No operating expense payments or reimbursements were provided for the three and nine months ended September 30, 2024.
Note 4. Investments
As of September 30, 2025, the Company had loans to 24 portfolio companies, of which 71% were first lien loans and 29% were second lien loans, at fair value, respectively. The Company also had equity investments in five portfolio companies and investments in five Structured Finance Securities.
As of September 30, 2025, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$19,104,077	53.9%	139.7%	$17,864,328	58.1%	130.7%
Second lien debt investments	8,088,897	22.8	59.2	7,273,575	23.7	53.2
Preferred equity investments	34,464	0.1	0.3	36,265	0.1	0.3
Common equity and warrant investments	340,671	1.0	2.5	496,753	1.6	3.7
Total debt and equity investments	27,568,109	77.8	201.7	25,670,921	83.5	187.9
Structured Finance Securities	7,873,103	22.2	57.6	5,069,480	16.5	37.0
Total investments	$35,441,212	100.0%	259.3%	$30,740,401	100.0%	224.9%
(1) Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $13,796,179 and $13,314,783, respectively. Includes secondary priority debt investments governed under a first lien credit agreement, if applicable.
As of September 30, 2025, all of the Company’s debt and equity investments were domiciled in the United States, while its Structured Finance Securities were domiciled in the Cayman Islands. These CLO investments generally hold underlying portfolios of debt investments of United States domiciled companies. Geographic composition is determined by the location of the corporate headquarters of the portfolio company. The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$2,196,445	6.2%	16.1%	$2,078,217	6.8%	15.2%
Education Services	1,380,678	3.9	10.1	1,375,046	4.5	10.1
Finance and Insurance	1,369,039	3.9	10.0	1,332,335	4.3	9.7
Health Care and Social Assistance	7,143,565	20.1	52.3	6,356,893	20.6	46.6
Information	3,098,453	8.7	22.7	2,702,933	8.8	19.8
Management of Companies and Enterprises	1,451,109	4.1	10.6	1,362,680	4.4	10.0
Manufacturing	3,894,575	11.0	28.5	3,742,047	12.2	27.4
Other Services (except Public Administration)	1,437,076	4.1	10.5	1,464,375	4.8	10.7
Professional, Scientific, and Technical Services	1,621,755	4.6	11.9	1,631,077	5.3	11.9
Public Administration	46,403	0.1	0.3	2,663	—	—
Real Estate and Rental and Leasing	918,517	2.6	6.7	913,081	3.0	6.7
Retail Trade	2,339,762	6.6	17.1	2,082,440	6.8	15.2
Wholesale Trade	670,732	1.9	4.9	627,134	2.0	4.6
Total debt and equity investments	$27,568,109	77.8%	201.7%	$25,670,921	83.5%	187.9%
Structured Finance Securities	7,873,103	22.2	57.6	5,069,480	16.5	37.0
Total investments	$35,441,212	100.0%	259.3%	$30,740,401	100.0%	224.9%

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
Non-Accrual Loans: Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as interest income or applied as a reduction to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments or until a restructuring occurs, and, in the judgment of management, it is probable that the Company will collect all principal and interest from the investment.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

For the three months ended September 30, 2025, loans to a portfolio company with an aggregate amortized cost and fair value of $1,672,725 and $1,272,661, respectively, were placed on non-accrual status. The aggregate amortized cost and fair value of loans on non-accrual status as of September 30, 2025 was $1,672,725 and $1,272,661, respectively. As of December 31, 2024, the Company had no loans on non-accrual status.
Portfolio Concentration: The following table presents the Company’s issuers based on fair value that comprise greater than 10% of the Company’s total net assets as of September 30, 2025.

					Percentage of Total
Issuer Name	Investment Type	Industry	Amortized Cost	Fair Value	Fair Value	Net Assets
Apex Credit CLO 2020 Ltd.(1)	Subordinated Note	Structured Finance Securities	$3,050,138	$2,054,722	6.7%	15.0%
Honor HN Buyer, Inc.(2)	First Lien Debt	Health Care and Social Assistance	1,933,822	1,947,507	6.3	14.3
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets)	First Lien Debt	Retail Trade	1,715,175	1,517,579	4.9	11.1
Asurion, LLC	Second Lien Debt	Other Services (except Public Administration)	1,437,076	1,464,375	4.8	10.7
TruGreen Limited Partnership	Second Lien Debt	Administrative and Support and Waste Management and Remediation Services	1,519,510	1,425,000	4.6	10.4
SS Acquisition, LLC(2)	First Lien Debt	Education Services	1,380,678	1,375,046	4.5	10.1
(1) As of September 30, 2025, approximately 12% and 26% of the Company’s total portfolio at fair value and its net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
(2) As of September 30, 2025, the Company had aggregate outstanding commitments of $189,490 to fund the portfolio companies’ undrawn revolver facilities.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 debt investments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Transfers from Level 2 to Level 3	$1,259,388	$—	$—	$—
Transfers from Level 3 to Level 2	564,861	—	564,861	4,471,313
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
Due to the inherent uncertainty of determining the fair value of Level 3 investments, including the use of significant unobservable inputs, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded and incur a realized capital loss. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from interest rate and inflation rate changes, the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, instability in the U.S. and international banking systems, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, the risk of recession or the impact of the prolonged shutdown of U.S. government services, and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company’s investments. The Company’s investments are also subject to interest rate risk. Changes in interest rates, including potential additional interest rate reductions enacted by the U.S. Federal Reserve, may impact the Company’s investment income, cost of funding and the valuation of its investment portfolio.
The following tables present the Company’s investment portfolio measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, respectively:

Security	Level 1	Level 2	Level 3	Fair Value as of September 30, 2025
Debt investments	$—	$4,125,659	$21,012,244	$25,137,903
Equity investments	—	—	533,018	533,018
Structured Finance Securities	—	—	5,069,480	5,069,480
	$—	$4,125,659	$26,614,742	$30,740,401

Security	Level 1	Level 2	Level 3	Fair Value as of December 31, 2024
Debt investments	$—	$4,890,495	$23,880,203	$28,770,698
Equity investments	—	—	568,446	568,446
Structured Finance Securities	—	—	6,714,898	6,714,898
	$—	$4,890,495	$31,163,547	$36,054,042

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The following tables provide the primary quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of September 30, 2025 and December 31, 2024. The Company may make changes to the valuation techniques, among techniques otherwise commonly utilized in accordance with its valuation policies, and/or the weighting of techniques used for particular investments based on changes in facts-and-circumstances and depending on the availability of, or changes in, information in order to produce the best estimate of fair value as of the measurement date. In addition to the techniques and unobservable inputs noted in the tables below and in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets. The tables are not intended to be all-inclusive and only present the most significant unobservable input(s) relevant to the valuation designee’s determination of fair value.

	Fair Value as of September 30, 2025	Valuation techniques	Unobservable input	Range (Weighted average)
Debt investments:
First Lien	$13,309,774	Discounted cash flow	Discount rates	8.22% - 33.00% (12.72%)
	1,122,061	Market approach	EBITDA multiples	8.00x - 8.00x (8.00x)
	771,209	Market approach	Transaction Price
Second Lien	2,052,134	Discounted cash flow	Discount rates	12.17% - 15.49% (14.48%)
	1,272,661	Market approach	EBITDA multiples	10.00x - 10.00x (10.00x)
	1,225,017	Market approach	Revenue multiples	0.90x - 0.90x (0.90x)
	1,259,388	Market approach	Transaction Price

Structured Finance Securities(1):
Subordinated notes and other CLO equity related investments	5,069,480	Discounted cash flow	Discount rates	8.00% - 28.00% (20.10%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	36,265	Market approach	EBITDA multiples	7.00x - 7.00x (7.00x)
Common equity and warrants	496,753	Market approach	EBITDA multiples	6.25x - 15.25x (10.01x)
	$26,614,742
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The following tables present changes in the investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2025 and 2024, respectively:

	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2024	$14,629,341	$9,250,862	$35,763	$532,683	$6,714,898	$31,163,547
Net realized losses on investments	(3,688)	(774,074)	—	—	—	(777,762)
Net unrealized appreciation (depreciation) on investments	(187,132)	(112,820)	502	(35,930)	(651,372)	(986,752)
Amortization of Net Loan Fees	74,522	94,963	—	—	22,423	191,908
Capitalized PIK interest	27,103	200,102	—	—	—	227,205
Accretion of interest income on Structured Finance Securities	—	—	—	—	692,106	692,106
Purchase of portfolio investments	2,240,851	—	—	—	377,737	2,618,588
Proceeds from principal payments on portfolio investments	(604,315)	(2,629,833)	—	—	(1,000,000)	(4,234,148)
Sale or redemption of portfolio investments	(402,784)	(220,000)	—	—	—	(622,784)
Proceeds from distributions received from portfolio investments	—	—	—	—	(1,086,312)	(1,086,312)
Amendment fees received	(5,993)	—	—	—	—	(5,993)
Transfers from Level 3 to Level 2	(564,861)	—	—	—	—	(564,861)
Level 3 assets, September 30, 2025	$15,203,044	$5,809,200	$36,265	$496,753	$5,069,480	$26,614,742

	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Notes	Total
Level 3 assets, December 31, 2023	$19,960,500	$11,486,832	$34,410	$356,733	$7,096,541	$38,935,016
Net realized loss on investments	—	(797,032)	—	—	—	(797,032)
Net unrealized appreciation (depreciation) on investments	(235,549)	647,073	1,173	149,010	139,832	701,539
Amortization of Net Loan Fees	109,650	106,675	—	—	12,190	228,515
Capitalized PIK interest	11,491	166,367	—	—	—	177,858
Accretion of interest income on Structured Finance Securities	—	—	—	—	866,726	866,726
Purchase of portfolio investments	1,484,843	860,000	—	—	—	2,344,843
Proceeds from principal payments on portfolio investments	(6,157,584)	(3,245,211)	—	—	—	(9,402,795)
Sale or redemption of portfolio investments	—	(68,252)	—	—	—	(68,252)
Proceeds from distributions received from portfolio investments	—	—	—	—	(1,155,518)	(1,155,518)
Amendment fees received	(23,046)	—	—	—	—	(23,046)
Transfers from Level 3 to Level 2	(2,520,357)	(1,950,956)	—	—	—	(4,471,313)
Level 3 assets, September 30, 2024	$12,629,948	$7,205,496	$35,583	$505,743	$6,959,771	$27,336,541

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the nine months ended September 30, 2025 and 2024, attributable to the Company’s Level 3 assets still held at those respective period ends, was as follows:

	Nine Months Ended September 30,
	2025	2024
Debt investments	$(627,033)	$83,547
Equity investments	(35,428)	150,183
Structured Finance Securities	(628,981)	139,832
Net unrealized appreciation (depreciation) on investments held	$(1,291,442)	$373,562
Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such values. The Company believes that the carrying amounts of its other financial instruments, such as cash, cash equivalents, receivables and payables, approximate the fair value of such items due to the short maturity of such financial instruments. The Banc of California Credit Facility is a variable rate instrument and fair value approximates book value as of September 30, 2025 and December 31, 2024.
The following tables present the fair value measurements of the Company’s debt and the level within the fair value hierarchy of the significant unobservable inputs used to determine such fair values as of September 30, 2025 and December 31, 2024:

	September 30, 2025
Description	Level 1	Level 2	Level 3(1)	Total
Banc of California Credit Facility	$—	$—	$2,150,000	$2,150,000
Unsecured Note	—	—	14,726,974	14,726,974
Total debt, at fair value	$—	$—	$16,876,974	$16,876,974

	December 31, 2024
Description	Level 1	Level 2	Level 3(1)	Total
Banc of California Credit Facility	$—	$—	$5,265,000	$5,265,000
Unsecured Note	—	—	14,386,806	14,386,806
Total debt, at fair value	$—	$—	$19,651,806	$19,651,806
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

The following table sets forth the carrying values and fair values of the Company’s debt as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Banc of California Credit Facility	$2,150,000	$2,150,000	$5,265,000	$5,265,000
Unsecured Note	14,915,199	14,726,974	14,860,683	14,386,806
Total debt	$17,065,199	$16,876,974	$20,125,683	$19,651,806
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 6. Commitments and Contingencies
The following table presents the Company’s outstanding commitments to fund investments to portfolio companies as of September 30, 2025:

Portfolio Company	Investment Type	Commitment
12 Interactive, LLC (D/B/A PerkSpot)	First Lien Debt (Revolver)	$120,000
12 Interactive, LLC (D/B/A PerkSpot)	First Lien Debt (Delayed Draw)	600,000
Associated Springs, LLC	First Lien Debt (Delayed Draw)	370,690
Boca Home Care Holdings, Inc.	First Lien Debt (Revolver)	90,323
Clevertech Bidco, LLC	First Lien Debt (Revolver)	78,141
Honor HN Buyer, Inc.	First Lien Debt (Revolver)	86,633
Medrina LLC	First Lien Debt (Revolver)	106,383
PSB Group, LLC	First Lien Debt (Revolver)	72,549
SS Acquisition, LLC	First Lien Debt (Revolver)	102,857
Tolemar Acquisition, Inc.	First Lien Debt (Revolver)	92,647
		$1,720,223
As of September 30, 2025, the Company had cash and cash equivalents of $1,089,063 and an unused commitment of $12,850,000 under the Banc of California Credit Facility, which is subject to the terms of the borrowing base, to fund these outstanding commitments to portfolio companies.
The following table shows the Company’s outstanding commitments to fund investments to portfolio companies as of December 31, 2024:

Portfolio Company	Investment Type	Commitment
Associated Springs, LLC	First Lien Debt (Delayed Draw)	$431,035
Boca Home Care Holdings, Inc.	First Lien Debt (Revolver)	129,032
Clevertech Bidco, LLC	First Lien Debt (Revolver)	126,033
Honor HN Buyer, Inc.	First Lien Debt (Revolver)	86,634
Medrina LLC	First Lien Debt (Revolver)	106,383
Medrina LLC	First Lien Debt (Delayed Draw)	148,936
SS Acquisition, LLC	First Lien Debt (Revolver)	142,857
Tolemar Acquisition, Inc.	First Lien Debt (Revolver)	44,118
		$1,215,028
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2025.
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
The maximum availability of the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which typically excludes Structured Finance Securities and non-performing loans, and as otherwise specified in the BLA, subject to an overall maximum principal amount of $15,000,000. The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of September 30, 2025 and December 31, 2024, the Company had outstanding debt under the Banc of California Credit Facility of $2,150,000 and $5,265,000, respectively. As of September 30, 2025, the unused commitment under the Banc of California Credit Facility was $12,850,000, subject to the terms of the borrowing base and other covenants.
For the three and nine months ended September 30, 2025 and 2024, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Banc of California Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stated interest expense	$45,823	$127,870	$234,904	$450,267
Amortization of debt issuance costs	20,453	25,366	60,913	76,099
Total interest and debt financing costs	$66,276	$153,236	$295,817	$526,366
Cash paid for interest expense	$45,591	$128,913	$238,311	$449,994
Effective interest rate	11.32%	10.64%	9.82%	10.36%
Average outstanding balance	$2,322,935	$5,760,652	$4,028,114	$6,775,219
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
The Note Purchase Agreement, as amended, contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants, such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the 1940 Act and a minimum asset coverage ratio. The Note Purchase Agreement, as amended, also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, certain judgments and orders and certain events of bankruptcy.
On each of September 30, 2025 and December 31, 2024, the Company’s Unsecured Note had an aggregate outstanding principal of $15,000,000.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

For the three and nine months ended September 30, 2025 and 2024, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Note were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stated interest expense	$206,250	$206,250	$618,750	$618,750
Amortization of debt issuance costs	18,171	18,173	54,515	54,515
Total interest and debt financing costs	$224,421	$224,423	$673,265	$673,265
Cash paid for interest expense	$206,250	$206,250	$618,750	$618,750
Effective interest rate	5.98%	5.98%	5.98%	5.98%
Average outstanding balance	$15,000,000	$15,000,000	$15,000,000	$15,000,000
For the three and nine months ended September 30, 2025 and 2024, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Average dollar borrowings	$17,322,935	$20,760,652	$19,028,114	$21,775,219
Weighted average effective interest rate	6.66%	7.28%	6.81%	7.35%
Note 8. Financial Highlights
The following is a schedule of financial highlights for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Per Share Operating Performance:
Net asset value per share at beginning of period	$9.64	$10.57	$10.21	$10.49
Net investment income(1)	0.17	0.22	0.53	0.74
Net realized loss, net of taxes(1)	(0.49)	—	(0.50)	(0.45)
Net unrealized depreciation on investments, net of deferred taxes(1)	(0.22)	(0.54)	(0.76)	—
Total net income (loss) from operations(1)	(0.54)	(0.32)	(0.73)	0.29
Distributions(2)	(0.18)	(0.25)	(0.54)	(0.76)
Repurchase of common stock(1)(3)	(0.01)	—	(0.03)	(0.02)
Net asset value per share at end of period	$8.91	$10.00	$8.91	$10.00
Total return based on net asset value(4)(5)	(5.7)%	(3.0)%	(7.6)%	2.5%
Shares outstanding at end of period	1,534,942	1,693,121	1,534,942	1,693,121
Weighted average shares outstanding	1,574,678	1,737,056	1,617,702	1,784,610
Ratio/Supplemental Data
Average net asset value(6)	$14,432,443	$17,656,080	$15,445,349	$18,329,561
Net asset value at end of period	$13,669,643	$16,927,297	$13,669,643	$16,927,297
Net investment income	$266,813	$384,091	$855,397	$1,320,585
Ratio of net operating expenses to average net assets(7)	23.3%	23.5%	23.6%	23.8%
Ratio of net investment income to average net assets(7)	7.4%	8.7%	7.4%	9.6%
Portfolio turnover(8)	3.0%	13.5%	7.7%	18.4%
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
Note 9. Capital Transactions
Common Stock Transactions
During the three and nine months ended September 30, 2025 and 2024, the Company did not sell or issue any share shares of common stock in the Offering.
Repurchases of Shares
The following table summarizes the common stock repurchases by the Company for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Repurchase of common stock	42,020	$391,621	46,460	$472,033	129,181	$1,265,122	142,478	$1,482,705
All repurchased shares were retired upon acquisition.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements (unaudited)

Distributions
The following table reflects the cash distributions per share that the Company declared on its common stock during the nine months ended September 30, 2025 and 2024. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Per Share Amount	Cash Distribution
Nine Months Ended September 30, 2025
January 29, 2025	January 29, 2025	April 15, 2025	$0.06	$99,846
February 26, 2025	February 26, 2025	April 15, 2025	0.06	99,846
March 27, 2025	March 27, 2025	April 15, 2025	0.06	97,206
April 26, 2025	April 28, 2025	July 15, 2025	0.06	97,205
May 28, 2025	May 28, 2025	July 15, 2025	0.06	97,205
June 26, 2025	June 26, 2025	July 15, 2025	0.06	94,617
July 29, 2025	July 29, 2025	October 15, 2025	0.06	94,617
August 27, 2025	August 27, 2025	October 15, 2025	0.06	94,617
September 26, 2025	September 26, 2025	October 15, 2025	0.06	92,098
Total			$0.54	$867,257

Nine Months Ended September 30, 2024
January 27, 2024	January 29, 2024	February 5, 2024	$0.0846	$155,292
February 27, 2024	February 27, 2024	March 5, 2024	0.0846	155,292
March 27, 2024	March 27, 2024	April 5, 2024	0.0846	151,178
April 26, 2024	April 26, 2024	May 6, 2024	0.0846	151,178
May 29, 2024	May 29, 2024	June 5, 2024	0.0846	151,178
June 26, 2024	June 26, 2024	July 5, 2024	0.0846	147,168
July 27, 2024	July 29, 2024	August 5, 2024	0.0846	147,168
August 28, 2024	August 28, 2024	September 5, 2024	0.0846	147,168
September 26, 2024	September 26, 2024	October 7, 2024	0.0846	143,238
Total			$0.7614	$1,348,860
The Second Amended Expense Support Agreement was designed to ensure no portion of the Company’s distribution to stockholders was paid from Offering proceeds (i.e., no return of capital), and provided expense reduction payments to the Company in any quarterly period in which the Company’s aggregate distributions to stockholders exceeds the Company’s cumulative ICTI and net realized gains.
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
Note 10. Subsequent Events Not Disclosed Elsewhere
On October 29, 2025, the Board declared a distribution of $0.04375 per common share, which represents a 5.25% annualized distribution yield based on the Company’s common stock offering price as of October 30, 2025, which will be paid on January 15, 2026 to stockholders of record on October 29, 2025.
On November 4, 2025, the Board approved a tender offer, commencing on November 28, 2025, to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ending September 30, 2025.

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
Overview
Key performance metrics per common share are presented below:

	September 30, 2025	June 30, 2025
Net asset value	$8.91	$9.64

	Three Months Ended		Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Net investment income	$0.17	$0.18	$0.53	$0.74
Net increase (decrease) in net assets resulting from operations	(0.54)	(0.01)	(0.73)	0.29
Distributions declared	0.18	0.18	0.54	0.76
Our NAV per common share decreased from $9.64 at June 30, 2025 to $8.91 at September 30, 2025, primarily due to a net loss on investments of $0.71 per common share.
For the three months ended September 30, 2025, total investment income decreased $148,343 compared to the prior quarter, primarily due to the placement of a portfolio company on non-accrual status during the quarter and the reversal of accrued and unpaid interest from the prior quarter. See “—Results of Operations” for additional information.
For the three months ended September 30, 2025, we recognized a net loss on investments of $1,119,459 due to a net realized loss of $773,945 and net unrealized depreciation of $345,514, net of taxes. For the three months ended September 30, 2025, our net realized loss of $773,945 was primarily due to the sale of a debt investment, resulting in a current quarter impact to our NAV of $252,322. For the three months ended September 30, 2025, our net unrealized depreciation of $345,514, net of taxes, was primarily attributable to net unrealized depreciation of $580,611 on our Structured Finance Securities.
As of September 30, 2025, we had non-accrual loans with an aggregate fair value of $1,272,661, or 4.1% of our total investments at fair value. See “—Portfolio Composition and Investment Activity” for additional information.
Our total outstanding debt decreased from $19,015,000 at June 30, 2025 to $17,150,000 at September 30, 2025. For the three months ended September 30, 2025, our weighted-average debt interest costs decreased to 6.7%, compared to 6.9% during the prior quarter, primarily due to a decrease in the outstanding balance on our Banc of California Credit Facility. As of September 30, 2025, 87% of our total outstanding debt was fixed rate and all of our total outstanding debt contractually matures in 2026.
As of September 30, 2025, our asset coverage ratio of 180% exceeded the minimum asset coverage requirement of 150% under the 1940 Act, and we remained in compliance with all applicable covenants under our outstanding debt obligations. As of September 30, 2025, we had an unused commitment of $12,850,000 under our Banc of California Credit Facility, subject to the terms of the borrowing base and other covenants. As of September 30, 2025, we had unfunded commitments of $1,720,223 to fund various undrawn revolvers and other portfolio investments. We continue to believe that we have sufficient levels of liquidity to support our commitments to existing portfolio companies and selectively deploy capital in new investment opportunities. See “—Liquidity and Capital Resources” for additional information.
On October 29, 2025, our Board declared a distribution of $0.04375 per common share, which represents a 5.25% annualized distribution yield based on our common stock offering price as of October 30, 2025, which will be paid on January 15, 2026 to stockholders of record on October 29, 2025.
On November 4, 2025, our Board approved a tender offer, commencing on November 28, 2025, to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ending September 30, 2025. Commencing with the tender offer in March 2026, our Board expects to approve offers to purchase approximately 4.0% of the weighted average number of outstanding shares of our common stock in any 12-month period, subject to a 1.0% limit in each quarter.

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
In addition, we may file a new application for exemptive relief that, if granted, would supersede our existing Order and permit us to co-invest pursuant to a different set of conditions than those in our existing Order. However, if filed, there is no guarantee that such application will be granted.
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
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments as of September 30, 2025:

	Fair Value as of September 30, 2025	Range of Fair Value(1)
Investment Type		Low-end	High-end
Debt investments:
First lien	$17,864,328	$17,589,331	$18,171,669
Second lien	7,273,575	6,989,511	7,557,641

Structured Finance Securities:
Subordinated notes and other CLO equity related investments	5,069,480	4,783,720	5,355,242

Equity investments:
Preferred equity	36,265	36,265	36,265
Common equity and warrants	496,753	437,428	550,590
	$30,740,401	$29,836,255	$31,671,407
(1) A majority of our investments are classified as Level 3 under ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and assumptions about how market participants would price the asset in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment and estimation.
Portfolio Composition and Investment Activity
Portfolio Composition
The following table summarizes the composition of our investment portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt investments(1)	$19,104,077	$17,864,328	$18,869,194	$18,050,368
Second lien debt investments	8,088,897	7,273,575	11,397,577	10,720,330
Preferred equity investments	34,464	36,265	34,464	35,763
Common equity and warrant investments	340,671	496,753	340,671	532,683
Total Portfolio Company Investments	27,568,109	25,670,921	30,641,906	29,339,144
Structured Finance Securities	7,873,103	5,069,480	8,867,147	6,714,898
Total Investments	$35,441,212	$30,740,401	$39,509,053	$36,054,042
Total number of Portfolio Companies and Structured Finance Securities	32	32	34	34
(1) As of September 30, 2025 and December 31, 2024, first lien debt investments include unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of

$13,796,179 and $13,314,783, respectively, and $12,118,634 and $12,008,672, respectively. May also include secondary priority debt investments held through a first lien position.
As of September 30, 2025, 100% and 82% of our loan portfolio and total portfolio consisted of first lien and second lien debt investments, respectively, based on fair value.
As of September 30, 2025, the three largest industries of our Portfolio Company Investments by fair value, were: (1) Health Care and Social Assistance of 24.8%; (2) Manufacturing of 14.6%; and (3) Information of 10.5%, totaling an aggregate of approximately 49.9% of our debt and equity investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1. Financial Statements—Note 4.”
The following table presents our ten largest investments by issuer based on fair value as of September 30, 2025:

Issuer Name	Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value	% of Net Assets, at Fair Value
Apex Credit CLO 2020 Ltd.	Structured Finance Security(1)	$3,050,138	$2,054,722	6.7%	15.0%
Honor HN Buyer, Inc.	Debt	1,933,822	1,947,507	6.3	14.3
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets)	Debt	1,715,175	1,517,579	4.9	11.1
Asurion, LLC	Debt	1,437,076	1,464,375	4.8	10.7
TruGreen Limited Partnership	Debt	1,519,510	1,425,000	4.6	10.4
SS Acquisition, LLC	Debt	1,380,678	1,375,046	4.5	10.1
One GI LLC	Debt	1,451,109	1,362,680	4.4	9.9
Clevertech Bidco, LLC	Debt	1,369,039	1,332,335	4.3	9.7
BayMark Health Services, Inc.(2)	Debt	1,672,725	1,272,661	4.1	9.3
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Debt	1,197,186	1,259,388	4.1	9.2
Total		$16,726,458	$15,011,293	48.7%	109.7%
(1) As of September 30, 2025, approximately 11.6% and 26.0% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
(2) As of September 30, 2025, the investment was on non-accrual status, meaning we have suspended recognition of all or a portion of income on the investment.
A deterioration or improvement in the operating performance of these portfolio investments, or other factors underlying the valuation of these investments, could have a material impact on our NAV.
Structured Finance Securities
The following table summarizes the composition of our Structured Finance Securities as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes and other CLO equity related investments	$7,873,103	$5,069,480	$7,889,570	$5,714,930
Mezzanine debt	—	—	977,577	999,968
Total Structured Finance Securities	$7,873,103	$5,069,480	$8,867,147	$6,714,898
Number of Structured Finance Security Issuers	5	5	6	6
Non-performing Structured Finance Securities are securities that have not been optionally redeemed and have an effective yield of 0.0%, as remaining residual distributions are anticipated to be recognized as a return of capital. As of September 30, 2025, we had no non-performing Structured Finance Securities.

Portfolio Yields
The following table presents weighted-average yield metrics for our investment portfolio for the three months ended September 30, 2025 and June 30, 2025:

	For the Three Months Ended
	September 30, 2025	June 30, 2025
Weighted-average performing income yield(1):
Debt investments	12.3%	12.6%
Structured Finance Securities	11.4	13.4
Interest-bearing investments	12.1%	12.8%

Weighted-average realized yield(2):
Interest-bearing investments	11.8%	12.8%
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
For the three months ended September 30, 2025, the weighted average performing income yield on interest-bearing investments decreased from 12.8% during the prior quarter to 12.1%. The 0.7% decrease in the performing income yield was due to a 2.0% decrease in earned yields on our Structured Finance Securities and a 0.3% decrease in earned yields on our debt investments. As of September 30, 2025, 95% of our total loan portfolio, at fair value, consisted of variable rate investments, generally indexed to SOFR. See additional information under “Item 3. Quantitative and Qualitative Disclosures About Market Risk”.
Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels.

Investment Activity
The following is a summary of our investment activity for the three months ended September 30, 2025 and June 30, 2025, and the nine months ended September 30, 2025 and 2024:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024

Investments in debt and equity securities	$954,451	$1,006,745	$2,240,851	$7,387,414
Investments in Structured Finance Securities	—	—	377,737	—
Total investment purchases and originations	$954,451	$1,006,745	$2,618,588	$7,387,414

Proceeds from principal payments on portfolio investments	$2,794,769	$1,240,058	$4,258,897	$10,976,950
Proceeds from sale or redemption of portfolio investments	220,000	1,451,477	1,671,477	68,252
Proceeds from distributions received from portfolio investments	371,493	347,956	1,086,312	1,155,518
Total proceeds from principal payments and distributions received from portfolio investments	$3,386,262	$3,039,491	$7,016,686	$12,200,720
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2024. The following table shows the classification of our debt securities, excluding Structured Finance Securities, by credit risk rating as of September 30, 2025 and December 31, 2024:

Debt Investments
	September 30, 2025			December 31, 2024
Risk Category	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value
1 (Low Risk)	$—	$—	—%	$—	$—	—%
2 (Below Average Risk)	—	—	—	—	—	—
3 (Average)	19,147,603	18,781,849	74.7	22,994,301	22,906,190	79.6
4 (Special Mention)	8,045,371	6,356,054	25.3	7,272,470	5,864,508	20.4
5 (Substandard)	—	—	—	—	—	—
6 (Doubtful)	—	—	—	—	—	—
7 (Loss)	—	—	—	—	—	—
	$27,192,974	$25,137,903	100.0%	$30,266,771	$28,770,698	100.0%
Non-Accrual Loans
Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as interest income or applied as a reduction to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments or until a restructuring occurs, and, in the judgment of management, it is probable that the Company will collect all principal and interest from the investment.

As of September 30, 2025
The following table shows the classification of our debt investments on non-accrual status:

	September 30, 2025
	Amortized Cost	Fair Value
First lien debt	$—	$—
Second lien debt	1,672,725	1,272,661
Total	$1,672,725	$1,272,661
For the three and nine months ended September 30, 2025, loans to a portfolio company with an aggregate amortized cost and fair value of $1,672,725 and $1,272,661, respectively, were placed on non-accrual status.
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
Comparison of the three months ended September 30, 2025 and June 30, 2025, and comparison of the nine months ended September 30, 2025 and 2024

	Three Months Ended		Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Interest income	$1,001,286	$1,164,790	$3,313,809	$4,371,675
PIK interest income	79,237	74,763	227,205	177,858
Dividend income	1,082	1,077	3,231	3,196
Fee income	26,247	15,565	43,982	38,063
Total investment income	1,107,852	1,256,195	3,588,227	4,590,792
Total operating expenses	845,988	976,449	2,755,395	3,380,258
Net expense limitation	(4,949)	(10,222)	(22,565)	(110,051)
Net investment income	266,813	289,968	855,397	1,320,585
Net loss on investments	(1,119,459)	(306,086)	(2,044,379)	(809,209)
Net increase (decrease) in net assets resulting from operations	$(852,646)	$(16,118)	$(1,188,982)	$511,376

Investment Income
For the three months ended September 30, 2025 and June 30, 2025
For the three months ended September 30, 2025, cash interest income decreased $163,504 compared to the prior quarter, primarily due to the placement of a portfolio company on non-accrual status during the quarter and the reversal of accrued and unpaid interest from the prior quarter.
For the three months ended September 30, 2025, fee income increased $10,682 compared to the prior quarter, primarily due to the recognition of non-recurring syndication fee income of $24,000 during the current quarter.
For the nine months ended September 30, 2025 and 2024
Total investment income for the nine months ended September 30, 2025 decreased $1,002,565 compared to the corresponding period in the prior year, primarily due to a decrease in cash interest income of $1,057,866 attributable to a smaller investment portfolio.
For the nine months ended September 30, 2025, PIK interest income increased $49,347 compared to the corresponding period in the prior year, primarily due to the compounding effect of a second lien debt investment that has an all-PIK interest rate of 18.00%. During the nine months ended September 30, 2025, total PIK interest income represented 6.3% of total investment income.
Operating Expenses
Total operating expenses for the three months ended September 30, 2025 and June 30, 2025, and the nine months ended September 30, 2025 and 2024 are presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Expenses subject to limitation under the Investment Advisory Agreement:
Contractual Issuer Expenses	$2,871	$8,671	$17,253	$91,840
Amortization of deferred offering costs	2,078	1,551	5,312	18,211
Total expenses subject to limitation under the Investment Advisory Agreement	4,949	10,222	22,565	110,051

Other operating expenses:
Interest expense	290,697	344,141	969,082	1,199,631
Base management fees	103,499	111,323	330,346	377,842
Incentive fees	36,741	72,492	149,884	330,146
Administrative fees	149,454	175,468	495,344	514,369
Professional fees	163,758	167,351	514,372	518,803
Transfer agent expenses	45,159	45,409	128,745	169,259
Excise taxes	—	—	—	9,723
Other expenses	51,731	50,043	145,057	150,434
Total other operating expenses	841,039	966,227	2,732,830	3,270,207
Total operating expenses	$845,988	$976,449	$2,755,395	$3,380,258
Expenses Limited under the Investment Advisory Agreement
During the nine months ended September 30, 2025 and September 30, 2024, OFS Advisor incurred offering costs on our behalf of $8,243 and $6,826, respectively.
Contractual Issuer Expenses relate to the direct involvement of OFS Advisor’s employees and employees of its affiliates in the Offering process. OFS Advisor incurred, on our behalf, Contractual Issuer Expenses of $2,871 and $8,671 during the three months ended September 30, 2025 and June 30, 2025, respectively. For the nine months ended September 30, 2025, Contractual Issuer Expenses decreased $74,587 compared to the corresponding period in the prior year, primarily due to a decrease in activity under the Offering process.
We are conditionally obligated to pay OFS Advisor up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid by OFS Advisor and their affiliates have been recovered.

During the nine months ended September 30, 2025 and 2024, we did not reimburse OFS Advisor for any offering costs and Contractual Issuer Expenses due to no sales of common stock under the Offering. As of September 30, 2025, reimbursable offering costs and Contractual Issuer Expenses were $585,774. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3” for additional information.
Other Operating Expenses
For the three months ended September 30, 2025 and June 30, 2025
For the three months ended September 30, 2025, total other operating expenses decreased $125,188 compared to the prior quarter, primarily due to decreases in interest expense and incentive fees.
Interest expense for the three months ended September 30, 2025 decreased $53,444 compared to the prior quarter, primarily due to a decrease in our average outstanding debt balance on our Banc of California Credit Facility.
Incentive fees for the three months ended September 30, 2025 decreased $35,751 compared to the prior quarter, primarily due to a decrease in net investment income return on net assets in the current quarter.
For the nine months ended September 30, 2025 and 2024
For the nine months ended September 30, 2025, total other operating expenses decreased $537,377 compared to the corresponding period in the prior year, primarily due to a decrease of $230,549 in interest expense related to the reduction in our average outstanding debt balance on our Banc of California Credit Facility.
For the nine months ended September 30, 2025, expenses payable to OFS Advisor and affiliates (base management fees, incentive fees and administrative fees) decreased $246,783 compared to the corresponding period in the prior year primarily due to a $180,262 decrease in the incentive fee attributable to lower net investment income.
Net realized and unrealized gain (loss) on investments
Net gain (loss) on investments for the three months ended September 30, 2025 and June 30, 2025
For the three months ended September 30, 2025, we recognized a net loss on investments of $1,119,459 due to a net realized loss of $773,945 and net unrealized depreciation of $345,514, net of taxes. For the quarter ended September 30, 2025, our net realized loss of $773,945 was primarily due to the sale of a debt investment, resulting in a current quarter impact to our NAV of $252,322. For the quarter ended September 30, 2025, our net unrealized depreciation of $345,514, net of taxes, was primarily attributable to net unrealized depreciation of $580,611 on our Structured Finance Securities.
For the three months ended June 30, 2025, net loss on investments of $306,086 was primarily due to net unrealized depreciation of $265,868. The net unrealized depreciation was comprised of net unrealized depreciation of $163,308 on our Structured Finance Securities and $102,560 on our debt and equity securities.
Net gain (loss) on investments for the nine months ended September 30, 2025 and 2024
For the nine months ended September 30, 2025, net loss on investments of $2,044,379 was comprised of net unrealized depreciation of $558,998 on our debt investments and $651,374 on our Structured Finance Securities. Our net loss on investments of $2,044,379 also included a net realized loss of $809,620 on our debt investments.
For the nine months ended September 30, 2024, net loss on investments of $809,209 was primarily due to net unrealized depreciation of $1,136,551 on our current loan portfolio, partially offset by net unrealized appreciation of $150,183 on our equity investments.
Liquidity and Capital Resources
As of September 30, 2025, we held cash of $1,089,063 and had an unused commitment of $12,850,000 under our Banc of California Credit Facility, subject to the terms of the borrowing base and other covenants. The Banc of California Credit Facility is scheduled to mature on February 28, 2026. Our liquidity position could be significantly impacted if the maturity date of this facility is not extended.
As of September 30, 2025, we had unfunded commitments of $1,720,223 to fund various undrawn revolvers and other portfolio investments. We continue to believe that we have sufficient levels of liquidity to support our commitments to existing portfolio companies and selectively deploy capital in new investment opportunities.

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

	Nine Months Ended September 30,
	2025	2024
Cash from net investment income(1)	$388,060	$588,554
Net repayments of portfolio investments(1)	4,730,460	5,971,949
Net cash provided by operating activities	5,118,520	6,560,503

Distributions paid to common stockholders	(726,710)	(1,360,914)
Net repayments under revolving line of credit	(3,115,000)	(2,000,000)
Repurchases of common stock	(1,167,831)	(1,536,634)
Net cash used in financing activities	(5,009,541)	(4,897,548)
Net change in cash and cash equivalents	$108,979	$1,662,955
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
Our operating activities provided $5,118,520 and $6,560,503 in cash for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the principal source of operating liquidity was the sale and repayment of portfolio investments. Net cash provided by operating activities benefited from the positive cash flow impact of expense limitation under the Investment Advisory Agreement of $22,565 and $110,051 for the nine months ended September 30, 2025 and 2024, respectively, which reduced the net amount paid to OFS Advisor. Expense support and limitation under the Investment Advisory Agreement is cancelable at any time.
Net purchases and origination of portfolio investments relates to the investment activity of our portfolio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Composition and Investment Activity.”
During the nine months ended September 30, 2025 and 2024, we paid $1,167,831 and $1,536,634, respectively, in connection with our tender offers to repurchase shares of our common stock. Subsequent to September 30, 2025, we paid $391,621 in connection with our third quarter 2025 tender offer to repurchase shares of our common stock.
During the nine months ended September 30, 2025, we paid $726,710 in dividends to common stockholders and, subsequent to September 30, 2025, we paid $281,332 in dividends to our common stockholders.
Borrowings
Banc of California Credit Facility. The Banc of California Credit Facility is available for general corporate purposes, including investment funding, and is scheduled to mature on February 28, 2026. On December 17, 2024, we amended the Banc of California Credit Facility to, among other things: (i) decrease the maximum commitment amount from $20,000,000 to $15,000,000; (ii) decrease the minimum tangible net asset value covenant from $15,000,000 to $12,000,000; and (iii) decrease the covenant requiring minimum quarterly net investment income after management/incentive fees from $300,000 to $200,000. The maximum amount available to borrow under the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which typically excludes Structured Finance

Securities and non-performing loans, and as otherwise specified in the BLA, subject to a maximum principal amount of $15,000,000.
The Banc of California Credit Facility currently bears interest at a variable Prime Rate plus a 0.25% margin, with a 5.00% floor, and includes an annual commitment fee equal to 0.50% of the maximum principal amount of the facility. As of September 30, 2025, the stated interest rate on the Banc of California Credit Facility was 7.50%. As of September 30, 2025, the Banc of California Credit Facility bore an effective interest rate of 11.09%, inclusive of interest on the outstanding balance, deferred financing cost amortization and commitment fees.
As of September 30, 2025, we had $2,150,000 outstanding and an unused commitment of $12,850,000 under the Banc of California Credit Facility, subject to the terms of the borrowing base and other covenants. As of September 30, 2025, we were in compliance in all material respects with the applicable covenants under the Banc of California Credit Facility.
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
The Note Purchase Agreement contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a business development company within the meaning of the 1940 Act and a minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, certain judgments and orders, and certain events of bankruptcy. As of September 30, 2025, we were in compliance in all material respects with the applicable covenants under the Note Purchase Agreement.
As of September 30, 2025, the Unsecured Note had the following terms and balances:

	Principal	Unamortized Discount and Issuance Costs	Stated Interest Rate	Effective Interest Rate(1)	Maturity
Unsecured Note	$15,000,000	$84,801	5.50%	5.98%	11/27/2026
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
As of September 30, 2025, the aggregate amount of senior securities outstanding was $17,150,000, for which our asset coverage was 180%. The asset coverage ratio for a class of senior securities representing indebtedness is calculated by aggregating our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
In addition, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have made, and may continue to make, opportunistic investments in Structured Finance Securities and other non-qualifying assets, consistent with our investment strategy. Investments in Structured Finance Securities are generally made in non-U.S. entities and therefore are generally deemed to be non-qualifying. As of September 30, 2025, approximately 82% of our investments were qualifying assets.
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
As of September 30, 2025, we had $1,089,063 of cash and cash equivalents and an unused commitment of $12,850,000 under our Banc of California Credit Facility, subject to the terms of the borrowing base and other covenants, to meet our short-term contractual obligations, such as $1,720,223 in outstanding commitments to fund investments under various undrawn revolvers and other portfolio company credit facilities. As of September 30, 2025, our Banc of California Credit Facility that matures on February 28, 2026 and had $2,150,000 outstanding, and our Unsecured Note that matures in November 2026 and had $15,000,000 outstanding, could be repaid by selling portfolio investments that have a fair value of $30,740,401. We cannot, however, be certain that this source of funds will be available and upon terms acceptable to us in sufficient amounts in the future. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value and incur significant realized losses on our invested capital.
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the balance sheet. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and will meet these unfunded commitments by using our cash on hand or utilizing our available borrowings under the Banc of California Credit Facility. Our liquidity position could be significantly impacted if the maturity date of the Banc of California Credit Facility is not extended. In addition, our portfolio includes more liquid broadly syndicated loans in larger portfolio companies, with an aggregate fair value of $8,376,574 at September 30, 2025, that can be sold over a relatively short period to generate cash.
Off-Balance Sheet Arrangements
Amounts Conditionally Reimbursable to OFS Advisor. OFS Advisor and affiliates have incurred offering costs and Contractual Issuer Expenses, of which $585,774 and $875,049 were unreimbursed as of September 30, 2025 and December 31,

2024, respectively. We remain conditionally liable to OFS Advisor for organization and offering costs incurred on our behalf. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3.”
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
Share Repurchases
Since November 2018, the Board has approved quarterly tender offers to purchase shares of our outstanding common stock. Since November 2019, we have conducted quarterly tender offers to purchase, in each case, 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period. The repurchase offers allowed our stockholders to sell their shares back to us at a price equal to the most recently determined net asset value per share of our common stock immediately prior to the date of repurchase. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 9” for details on share repurchases. Commencing with the tender offer in March 2026, the Board expects to approve offers to purchase approximately 4.0% of the weighted average number of outstanding shares of our common stock in any 12-month period, subject to a 1.0% limit in each quarter.
Recent Developments
On October 29, 2025, our Board declared a distribution of $0.04375 per common share, which represents a 5.25% annualized distribution yield based on our common stock offering price as of October 30, 2025, which will be paid on January 15, 2026 to stockholders of record on October 29, 2025.
On November 4, 2025, our Board approved a tender offer, commencing on November 28, 2025, to purchase 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ending September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, interest rate and inflation rate changes, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, instability in the U.S. and international banking systems and the risk of recession or the impact of the prolonged shutdown of U.S. government services has introduced significant volatility in the financial markets, and the effects of this volatility has impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on March 14, 2025.
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of most portfolio investments without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate significantly from period-to-period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the nine months ended September 30, 2025 for more information relating to our investment valuation.
Interest Rate Risk
As of September 30, 2025, 95% of our loans, with an aggregate fair value of $23.9 million, bore interest at floating interest rates and contained interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. The aggregate 100 basis point reduction in the U.S. Federal Reserve target federal funds rate enacted from September 2024 through December 2024 has resulted in our variable rate debt investments generating less interest income. The 25 basis point reduction in the U.S. Federal Reserve target federal funds rate on September 17, 2025 will continue to decrease the amount of interest income earned from our variable rate debt investments, and the full impact of this reduction is not reflected in our results for the three months ended September 30, 2025. Changes in interest rates, including potential additional interest rate reductions approved by the U.S. Federal Reserve, may impact our results of operations, cost of funding and the valuation of our investments. Additional reductions in interest rates would reduce our interest income, which could in turn decrease our net investment income if such decreases in base interest rates are not offset by other factors, such as increases in the spread over such base interest rates or decreases in our operating expenses.
As of September 30, 2025, our outstanding Unsecured Note comprised 87% of our outstanding debt. Our Unsecured Note bears interest at a fixed rate, which may result in net interest margin compression in a period of falling interest rates. Our Banc of California Credit Facility has a floating interest rate provision based on the Prime Rate, which resulted in a stated interest rate of 7.50% as of September 30, 2025.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates as of September 30, 2025. As of September 30, 2025, 1-month and 3-month SOFR were 4.13% and 3.98%, respectively. Assuming that the interim, unaudited Statement of Assets and Liabilities as of September 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase	Interest income	Interest expense	Net change
25	$33,658	$(5,375)	$28,283
50	97,701	(10,750)	86,951
75	161,745	(16,125)	145,620
100	225,788	(21,500)	204,288
125	289,832	(26,875)	262,957

Basis point decrease	Interest income	Interest expense	Net change
25	$(94,429)	$5,375	$(89,054)
50	(158,472)	10,750	(147,722)
75	(222,516)	16,125	(206,391)
100	(286,372)	21,500	(264,872)
125	(348,436)	26,875	(321,561)
Although we believe that the foregoing analysis is indicative of our net interest margin sensitivity to interest rate changes as of September 30, 2025, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facilities, that could affect net increase (decrease) in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the table above.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities, Use of Proceeds
During the three months ended September 30, 2025, we did not sell any shares of our common stock.
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
The following table summarizes the common stock repurchases by us for the three months ended September 30, 2025:

Three Months Ended September 30, 2025	Number of Shares	Amount
July 1, 2025 through July 31, 2025	—	$—
August 1, 2025 through August 31, 2025	—	—
September 1, 2025 through September 30, 2025	42,020	391,621
Commencing with the tender offer in March 2026, the Board expects to approve offers to purchase approximately 4.0% of the weighted average number of outstanding shares of our common stock in any 12-month period, subject to a 1.0% limit in each quarter.

Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
(a)    Not applicable.
(b)    Not applicable.
(c)    During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 7, 2025	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Kyle Spina
	Name:	Kyle Spina
	Title:	Chief Financial Officer