Form 10-K
period 2025-12-31
Hancock Park Corporate Income, Inc.
filed 2026-03-13
CIK 1661306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 814-01185
Hancock Park Corporate Income, Inc.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Maryland	81-0850535
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 W. Adams Street, Suite 1850 Chicago, Illinois	60606
(Address of principal executive office)	(Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(847) 734-2000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒
There is no established market for the registrant’s common stock. On March 9, 2026 there were 1,506,301 shares outstanding of the registrant’s common stock, $0.001 par value.

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

Defined Terms
We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to Hancock Park Corporate Income, Inc. in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration agreement between the Company and OFS Services, dated July 15, 2016
Advisers Act	Investment Advisers Act of 1940, as amended
Affiliated Account	An account, other than the Company, managed by OFS Advisor or an affiliate of OFS Advisor
Affiliated Fund	Certain other funds, including other BDCs and registered investment companies managed by OFS Advisor or by registered investment advisers controlling, controlled by, or under common control with, OFS Advisor
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the Financial Accounting Standards Board
ASC Topic 820	ASC Topic 820, Fair Value Measurement
ASC Topic 946	ASC Topic 946, Financial Services-Investment Companies
Banc of California Credit Facility	A senior secured revolving credit facility, as amended, with Banc of California (formerly known as Pacific Western Bank), as lender, that provides for borrowings to the Company in an aggregate principal amount up to $7,500,000
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Banc of California, as lender, which provides the Company with a senior secured revolving credit facility
Board	The Company’s board of directors
CCO	CCO Capital, LLC, a Delaware limited liability company and the Company’s dealer manager and an affiliate of OFS Advisor
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Company	Hancock Park Corporate Income, Inc. and its consolidated subsidiaries
Contractual Issuer Expenses	Salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in offering and other contractually-defined activities
Dealer Manager Agreement	Broker-dealer management agreement dated August 3, 2020 by and among the Company, OFS Advisor, International Assets Advisory, LLC and CCO, and amended and restated on February 2, 2022
EBITDA	Earnings before interest, taxes, depreciation, and amortization
ESA Termination Agreement	An agreement between OFS Advisor and the Company dated November 26, 2024, which terminated the Second Amended Expense Support Agreement
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Accounting principles generally accepted in the United States
HPCI-MB	HPCI-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor, dated July 15, 2016
NAV	Net asset value. NAV is calculated as consolidated total assets less consolidated total liabilities, and can be expressed in the aggregate or on a per share basis.
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
Note Purchase Agreement	The Note Purchase Agreement between the Company and a qualified institutional investor dated November 27, 2019, as amended, in which the Company sold in a private placement the Unsecured Note

Term	Explanation or Definition
NII	Total investment income less total expenses
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company, for which OFS Advisor serves as investment adviser
Offering	Continuous offering of up to $200,000,000 of shares of the Company's common stock
OFS	The collective activities and operations of OFSAM Holdings, its direct and indirect subsidiaries, and certain affiliates
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Advisers Act, focusing primarily on investments in middle-market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments
OFSC	Orchard First Source Capital, Inc., a wholly owned subsidiary of OFSAM
OFS Capital	OFS Capital Corporation, a Delaware corporation and publicly-traded BDC, for which OFS Advisor serves as investment adviser
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a subsidiary of OFSAM Holdings, and a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSAM Holdings	Orchard First Source Asset Management Holdings, LLC, a holding company consisting of asset management businesses, including OFS Advisor, a registered investment adviser focusing primarily on investments in middle-market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments and OFS CLO Management, LLC, OFS CLO Management II, LLC and OFS CLO Management III, LLC, each a registered investment adviser focusing primarily on investments in broadly syndicated loans
OID	Original issue discount
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Prime Rate	United States Prime interest rate
RIC	Regulated investment company under the Code
Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002
SEC	United States Securities and Exchange Commission
Second Amended Expense Support Agreement	Second Amended and Restated Expense Support and Conditional Reimbursement Agreement dated February 2, 2022, between the Company and OFS Advisor, agreed to and accepted by CIM Capital IC Management, LLC, and terminated effective January 1, 2025
Second Amended Dealer Manager Agreement	Second Amended and Restated Dealer Manager Agreement dated February 2, 2022, between the Company, OFS Advisor and CCO
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Staffing Agreement	Staffing and Corporate Services Agreement between OFS Advisor and OFSC dated November 7, 2012
Structured Finance Securities	CLO mezzanine debt, CLO subordinated notes, CLO loan accumulation facility securities and other CLO-related investments
Unsecured Note	An agreement, as amended, with The HCM Master Fund Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands in which the Company sold, in a private placement, an unsecured note in an aggregate principal amount of $15,000,000

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
Our investment strategy focuses primarily on investments in middle-market companies in the United States, including investments in senior secured loans, which are comprised of first lien, second lien and unitranche loans, as well as investments in subordinated loans and, to a lesser extent, common stock, preferred stock and other equity securities. Our investments may be directly originated or may be purchased on a secondary basis in the U.S. leveraged loan market for Broadly Syndicated Loans (as defined below). As a BDC, we must not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under applicable regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt of middle-market companies located outside of the United States, and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have made, and may continue to make, opportunistic investments in Structured Finance Securities and other non-qualifying assets consistent with our investment strategy. As of December 31, 2025 and 2024, approximately 80% and 80% of our investments were qualifying assets, respectively.
Under normal market conditions, we will invest at least 80% of our assets (net assets plus the amount of any borrowings for investment purposes) in “corporate income-related investments.” “Corporate income-related investments” are defined as loans, bonds and securities, such as subordinated debt and stock, where the counterparty is a corporate entity and the investment is expected to provide us with income over time. We intend for “corporate income-related investments” to consist of investments in: (i) floating and fixed rate senior secured loans, which are comprised of first lien, second lien and unitranche loans of United States middle-market companies; (ii) broadly syndicated senior secured corporate loans; (iii) unsecured loans; (iv) collateralized loan obligation debt, subordinated debt, income notes and loan accumulation facility positions; (v) opportunistic credit investments, including stressed and distressed credit situations and long/short credit investments; and (vi) warrants and other equity securities of United States middle-market companies. As of December 31, 2025 and 2024, 102% and 97% of our total assets were invested in corporate income-related investments.
We intend to raise up to $200,000,000 through the Offering in reliance on exemptions from the registration requirements of the Securities Act. From time to time, we have been party to agreements in which placement activities were conducted to solicit subscriptions to purchase shares of our common stock. On February 2, 2022, we entered into the Second Amended Dealer Manager Agreement, under which CCO provides certain sales, promotional and marketing services to us in connection with the Offering, and we pay CCO an aggregate dealer manager fee of an amount up to 3.0% of the gross proceeds from sales of our common stock in the Offering. CCO may, in its discretion, re-allow a portion of the dealer manager fee to participating broker-dealers in support of the Offering.
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
On November 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the reduced asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, and we became subject to the modified asset coverage requirements effective November 6, 2019. See “—Regulation—Senior Securities” and “Item 1A. Risk Factors—We are subject to reduced asset coverage for borrowings, which increases the maximum amount of leverage we may incur.”
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
About OFS and Our Advisor
OFS is a full-service provider of capital and leveraged finance solutions to U.S. companies. As of December 31, 2025, OFS had 47 full-time employees. OFS is headquartered in Chicago, Illinois and also has offices in New York, New York and Los Angeles, California.
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
OFS Advisor capitalizes on the deal origination and sourcing, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of OFS’s professionals. The senior management team of OFS provides services to OFS Advisor. These managers have developed a broad network of contacts within the investment community, and possess an average of over 25 years of experience investing in debt and equity securities of middle-market companies. In addition, these managers have extensive experience investing in assets that constitute our primary focus and have expertise in investing across all levels of the capital structure of middle-market companies.
Competitive Strengths and Core Competencies
Deep Management Team Experienced in All Phases of Investment Cycle and Across All Levels of the Capital Structure. We are managed by OFS Advisor, which has access to the resources and expertise of OFS’s investment professionals through the Staffing Agreement with OFSC. As of December 31, 2025, OFS’s credit and investment professionals (including all investment committee members) employed by OFSC had an average of over 15 years of investment experience with strong institutional backgrounds.
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

We do not have any direct employees, and our day-to-day investment operations are managed by OFS Advisor. Currently, we have a chief executive officer, chief financial officer, chief compliance officer, corporate secretary and, to the extent necessary, our Board may elect to appoint additional officers going forward. Our officers are employees of OFSC, an affiliate of OFS Advisor, and a portion of the compensation paid to our officers is paid by us pursuant to the Administration Agreement.
Market Opportunity
Our investment strategy is focused primarily on investments in middle-market companies in the United States. We find the middle-market attractive for the following reasons:
Large Target Market. According to the National Center for the Middle Market, as of the fourth quarter of 2025, there were approximately 200,000 companies in the United States with annual revenues between $10.0 million and $1.0 billion. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow.
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
Our debt investments generally are assigned a rating of 3 at origination or purchase (as described below). We categorize debt investments into the following risk categories based on relevant information about the ability of borrowers to service their debt:
1 (Low Risk) – The debt investment has mostly satisfactory asset quality and liquidity, as well as good leverage capacity. It maintains predictable and strong cash flows from operations. The trends and outlook for the portfolio company’s operations, balance sheet, and industry are neutral to favorable. Collateral, if appropriate, has maintained value and would be capable of being liquidated on a timely basis. Overall, a debt investment with a 1 risk rating is considered to be of investment grade quality.
2 (Below Average Risk) – The debt investment has acceptable asset quality, moderate excess liquidity, and modest leverage capacity. It could have some financial/non-financial weaknesses which are offset by strengths; however, the credit demonstrates an ample current cash flow from operations. The trends and outlook for the portfolio company’s operations, balance sheet, and industry are generally positive or neutral to somewhat negative. Collateral, if appropriate, has maintained value and would be capable of being liquidated successfully on a timely basis.

3 (Average) – The debt investment has acceptable asset quality, somewhat strained liquidity, and minimal leverage capacity. It is at times characterized by acceptable cash flows from operations. Under adverse market conditions, the debt service could pose difficulties for the borrower. The trends and conditions of the portfolio company’s operations and balance sheet are neutral to slightly negative.
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
5 (Substandard) – The debt investment is inadequately protected by the current enterprise value or paying capacity of the obligor or of the collateral, if any. The portfolio company has well-defined weaknesses based upon objective evidence, such as recurring or significant decreases in revenue and cash flow. These investments are characterized by the possibility that we may sustain loss if the deficiencies are not corrected. The possibility that liquidation would not be timely (e.g., bankruptcy or foreclosure) requires a Substandard classification even if there is little likelihood of loss.
6 (Doubtful) – The debt investment has all the weaknesses inherent in those classified as Substandard, with the additional factor that the weaknesses are pronounced to the point that collection or liquidation in full, on the basis of currently existing facts, conditions and values, is deemed uncertain. The possibility of loss on a Doubtful investment is high but, because of certain important and reasonably specific pending factors which may strengthen the investment, its classification as an estimated loss is deferred until its more exact status can be determined.
7 (Loss) – The debt investment is considered almost fully uncollectible and of such little value that its continuance as an asset is not warranted. It is generally a credit that is no longer supported by an operating company, a credit where the majority of our investment has been liquidated or sold and a few assets remain to be sold over many months or even years, or a credit where the remaining collections are expected to be minimal.
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
The Middle-Market Investment Committee, comprised of Richard Ressler (Chairman), Bilal Rashid and Kyde Sharp is responsible for the evaluation and approval of all debt and equity investments made by us.
The Broadly Syndicated Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid and Kenneth A. Brown, assists with the review and evaluation of potential investments in Broadly Syndicated Loans made by us.
The Structured Credit Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid, Brown, and Glen Ostrander, assists with the review and evaluation of potential investments in Structured Finance Security investments made by us.
The Pre-Allocation Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid, Ostrander, Tod K. Reichert and Manish Rajguru, is responsible for determining whether a prospective investment is appropriate for allocation to one or more clients managed by registered investment advisor subsidiaries of OFSAM, including OFS Advisor, and the allocation of such investment among groups of advisory clients.
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

On January 28, 2025, Jeffrey A. Cerny notified our Board of his intention to retire. Mr. Cerny’s resignation as Chief Financial Officer and Treasurer was effective on March 31, 2025. As of March 31, 2025, Mr. Cerny was no longer a member of the Middle-Market Investment Committee, Broadly Syndicated Investment Committee, Structured Credit Investment Committee, or Pre-Allocation Investment Committee.
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
The base management fee is payable quarterly in arrears and was $425,729, $496,994 and $619,862 for the years ended December 31, 2025, 2024, and 2023, respectively.
The incentive fee has two parts. The first part of the incentive fee (the “Income Incentive Fee”) is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. “Pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, syndication, and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as OID, debt instruments with PIK interest, equity investments with accruing or PIK dividend, and zero coupon securities), accrued income that we have not yet received in cash.
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
Incentive fee expense, which only included Income Incentive Fees, was $149,884, $427,806 and $552,332 for the years ended December 31, 2025, 2024 and 2023, respectively.

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
During the years ended December 31, 2025, 2024 and 2023, OFS Advisor paid costs of $20,838, $103,240 and $395,985, respectively, related to the Offering. Offering costs consist of costs incurred by OFS Advisor and its affiliates on our behalf for legal, accounting, printing and other offering expenses, including costs associated with technology integration between our systems and those of participating broker-dealers, permissible due diligence reimbursements, marketing expenses, employments costs and direct expenses of OFS Advisor or its affiliate’s employees, employees of their affiliates and others while engaged in marketing our common stock, which include the development of marketing materials and marketing presentations and training and educational meetings and generally coordinating the marketing process for us.
For so long as the Investment Advisory Agreement is in effect, we will reimburse OFS Advisor for the organization and offering expenses incurred by OFS Advisor on our behalf in an amount up to 1.5% of the gross proceeds raised by us in the Offering. Our obligation to reimburse OFS Advisor for the organization and offering costs incurred by OFS Advisor on our behalf will terminate three years from the date on which each such expense was incurred. During the years ended December 31, 2025, 2024 and 2023, we reimbursed OFS Advisor $0, $0 and $10,650, respectively, for previously incurred organization and offering costs.
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
During the years ended December 31, 2024 and 2023, OFS Advisor did not provide us with an Expense Support Payment.
Administration Agreement
Pursuant to the Administration Agreement, OFS Services, an affiliate of OFS Advisor, provides the administrative services necessary for us to operate. OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which includes maintenance of financial records necessary for the production of reports to our stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, general supervision of the payment of our expenses, and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, OFS Services provides managerial assistance on our behalf to certain portfolio companies that accept our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our Board) of OFS Services’ overhead in performing its obligations under the Administration Agreement, including rent, necessary software licenses and subscriptions, and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer and their respective staffs. The Administration Agreement may be renewed annually with the approval of our Board, including a majority of our directors who are not “interested persons.” The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that OFS Services outsources any of its functions, we pay the fees associated with such functions at cost without incremental profit to OFS Services.
We incurred administration fee expenses of $661,394, $672,185 and $818,502 for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Board Approval of the Investment Advisory and Administrative Agreements
Our Board, including our independent directors, approved the continuation of the Investment Advisory Agreement at a meeting held on April 3, 2025. In reaching a decision to approve the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
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
The Administration Agreement was originally approved by our Board on March 31, 2016, became effective on July 15, 2016, and its continuation was most recently approved by the Board on April 3, 2025.
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
In addition, we have submitted a new application for exemptive relief that, if granted, would supersede our existing Order and permit us to co-invest pursuant to a different set of conditions than those in our existing Order. However, there is no guarantee that the SEC will grant such application. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.”
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy, put or call, options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the 3%, 5% and 10% limits imposed by the 1940 Act without obtaining exemptive relief. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies. None of our investment policies are fundamental and may be changed without stockholder approval.
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
•is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
•satisfies any of the following:
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
On November 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved a proposal to permit the Company to reduce the minimum asset coverage ratio applicable to it from 200% to 150%, as permitted by Section 61(a)(2) of the 1940 Act and we extended to each of our stockholders as of November 6, 2018, an offer to repurchase the equity securities held by such stockholder as of November 6, 2018, with 25% of such equity securities to be repurchased in each of the four quarters following November 6, 2018. As a result, effective November 6, 2019, the asset coverage ratio test applicable to the Company decreased from 200% to 150%. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—We are subject to a reduced asset coverage for borrowings, which increases the maximum amount of leverage we may incur.”
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
In addition, we have submitted a new application for exemptive relief that, if granted, would supersede our existing Order and permit us to co-invest pursuant to a different set of conditions than those in our existing Order. However, there is no guarantee that the SEC will grant such application. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.”
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
Proxy Voting Records
You may obtain information about how we voted proxies for the Company, free of charge, by making a written request for proxy voting information to: Hancock Park Corporate Income, Inc., 222 W. Adams Street, Suite 1850, Chicago, Illinois 60606, Attention: Investor Relations, or by calling the Company at (866) 521-0365. The SEC also maintains a website at http://www.sec.gov that contains such information.
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
We are also subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of: (1) 98% of our net ordinary income for each calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year (or, if we so elect, for that calendar year); and (3) any income and gains recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We may choose to retain a portion of our ordinary income and/or capital gain net income in any year and pay the 4% U.S. federal excise tax on the retained amounts. For the years ended December 31, 2025, 2024 and 2023, we recognized U.S. federal excise taxes of $0, $9,723 and $0, respectively.
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
We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by: (1) the illiquid nature of our portfolio; and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. See “Regulation—Senior Securities.”
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

Some of the income and fees that we recognize may result in income that will not be considered “qualifying income” for the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may recognize such income and fees directly or indirectly through one or more entities taxed as corporations for U.S. federal income tax purposes. Such corporations are required to pay U.S. corporate income tax on their earnings, which ultimately reduces our return on such income and fees. We have invested in equity investments through HPCI-MB, our subsidiary taxed as a C-Corporation, to prevent related non-qualifying income from adversely affecting our RIC status. As of December 31, 2025 and 2024, equity investments held in HPCI-MB had an aggregate fair value of $528,682 and $452,221, respectively. During the years ended December 31, 2025, 2024 and 2023, HPCI-MB recognized $5,548, $7,089 and $13,001, respectively, of federal and state income taxes on its earnings and profits.
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
In addition, we have submitted a new application for exemptive relief that, if granted, would supersede our existing Order and permit us to co-invest pursuant to a different set of conditions than those in our existing Order. However, there is no guarantee that the SEC will grant such application. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.”
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
•Global economic, political and market conditions may adversely affect our business, our ability to secure debt financing, and our results of operations and financial condition, including our revenue growth and profitability.
•Events outside of our control, including public health crises, rapidly changing interest and inflation rates and significant market volatility, have negatively affected, and could continue to negatively affect, our investments and our results of operations.
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
•Historically, we were dependent on OFS Advisor for Expense Support Payments through the Second Amended Expense Support Agreement and continue to depend on Expense Support under the Investment Advisory Agreement.
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
•Our investments in private and middle-market portfolio companies are generally considered lower credit quality obligations, are generally illiquid, are risky, and we could lose all or part of our investment.
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
•If we make subordinated investments, the portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
•We and our investments are subject to interest rate risk.
We are subject to risks related to our securities and an investment in our common stock.
•There is a risk that stockholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
Risks Related to Our Business and Structure
Global economic, political and market conditions may adversely affect our business, our ability to secure debt financing, and our results of operations and financial condition, including our revenue growth and profitability.
The uncertain state of the global economy, as well as various social, economic and political tensions in both the United States and around the world (including war, terrorist attacks and other forms of conflict), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, there is currently geopolitical, economic and financial market instability in the United States, the United Kingdom, the European Union and China, and as a result of the ongoing war between Russia and Ukraine and activity in South America.
In addition, the impact of recent shifts in U.S. trade policy has added further uncertainty to global economic conditions. The U.S. government has imposed, and may continue to impose, significant increases in tariffs and other trade restrictions on certain foreign goods imported into the U.S. Some foreign governments, including China, have instituted retaliatory tariffs, on certain U.S. goods. These actions, and the possibility of further changes to international trade agreements, trade policies and immigration policies, could add to price and wage pressures and may elevate inflation. Any disruptions in the capital markets, as a result of economic, political and market instability (including as a result of the current U.S. presidential administration, the prolonged November 2025 shutdown of U.S. government services and the risk of additional shutdowns, strikes, work stoppages, labor shortages, labor disputes, supply chain disruptions and accidents), may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and any other unfavorable economic conditions could increase our funding costs, limit our access to the capital markets and result in a decision by lenders not to extend credit to us.

The ongoing war between Russia and Ukraine and the resulting global responses, including economic sanctions by the United States, the European Union and other countries, and the escalated armed conflict and regional tensions in the Middle East and South America have increased, and could continue to increase, volatility and uncertainty in the financial markets and adversely affect regional and global economies. The extent and duration of the ongoing armed conflicts in Ukraine and the Middle East and the repercussions of such conflicts are impossible to predict, but could result in significant market disruptions and may further negatively affect global supply chains, energy prices, inflation and global growth.
The current inflationary environment may continue and some economists predict that the U.S. economy may enter an economic recession. The current economic and financial market instability as well as the risk of recession, may lead to financial institutions limiting their lending activity and refinancing transactions. It may become difficult for us to secure appropriate financing to finance the growth of our investments on acceptable economic terms. Market volatility is also likely to result in borrower defaults and/or restructuring of existing credit arrangements. Major public health incidents may lead to significant economic disruption in the economy of the United States and the economies of other nations. Any such disruption or future pandemics, as well as the generally negative economic impact of such events, may have adverse impacts on our business and our results of operations and financial condition. While certain markets have shown signs of stabilizing, market conditions remain uncertain and a period of deterioration and volatility could re-emerge.
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
Overall uncertainty in the global and U.S. economic environment may adversely affect our business, ability to secure debt financing, results of operations and financial condition, including our revenue growth and profitability. We continuously monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Events outside of our control, including public health crises, rapidly changing interest and inflation rates and significant market volatility, have negatively affected, and could continue to negatively affect, our investments and our results of operations.
Periods of market volatility may continue to occur in response to changes in interest rates and inflation rates, public health crises, or other events outside of our control. These types of events continue to lead to disruptions in local, regional, national and global markets and economies, may lead to a recession, and have adversely affected, and will continue to adversely affect, our operating results.

In the recent past, inflation rates and food and energy costs increased, reflecting labor market, supply chain and transportation disruptions. There is significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments may have a material impact on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Beginning in the fall of 2024, the U.S. Federal Reserve lowered interest rates several times, and although the U.S. Federal Reserve has signaled the potential for additional federal funds rate cuts, uncertainty remains regarding their timing and extent, including in response to federal policy developments and evolving inflation data.
Any of the foregoing factors, or other cascading effects of changing interest and inflation rates, could materially increase our costs, negatively impact our investment income and damage our results of operations and liquidity position, possibly to a significant degree. These impacts, the duration of which remains uncertain, have affected and will continue to adversely affect the Company’s operating results.
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
Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to stockholders of record in the current year, the dividend will be treated for all U.S. federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that we: (i) declare on or before the later of the 15th day of the 9th month following the close of our taxable year or, in the case of an extension of time for filing our return for the taxable year, the due date for filing such return taking into account such extension; and (ii) pay during the following taxable year (but not later than the date of the first dividend payment of the same type of dividend made after such declaration). Such dividends will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2025 until as late as December 31, 2026. However, if we choose to pay a spillover dividend, we will still incur the 4% U.S. federal excise tax on some or all of the distribution.
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
OFS Advisor is a wholly owned subsidiary of OFSAM, has no employees of its own and depends upon access to the investment professionals and other resources of OFSC and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. OFS Advisor also depends upon OFSC to obtain access to deal flow generated by the professionals of OFSC and its affiliates. Under a staffing agreement between OFSC and OFS Advisor, OFSC has agreed to provide OFS Advisor with the following services to enable OFS Advisor to undertake and perform its business activities as an investment adviser: (i) the provision of staff necessary to meet all staffing requirements, including making available experienced investment professionals and access to the senior investment personnel of OFSC and its affiliates; and (ii) the services of certain named members of the investment committee of OFS Advisor. Experienced investment professionals include investment professionals with reasonable industry experience who are responsible for making investment decisions, conducting research and analysis, and managing risks to achieve their clients’ financial goals. Roles and titles of such individuals include, but are not limited to, directors, associates and analysts who evaluate, structure, monitor and review investments of OFS Advisor and its clients, including the Company. Senior investment personnel include investment professionals that have developed a broad network of contacts within the investment community and that have an average of over 25 years of investment experience, including experience with structuring and investing in CLOs, as well as investing in assets that constitute the underlying assets held by typical CLOs in which the Company will invest. Roles and titles of such individuals include president, chief executive officer, chief financial officer, senior managing director and managing director. To manage potential conflicts of interest that may arise as a result of the staffing agreement, OFS Advisor and its clients, including the Company, have jointly adopted a Code of Ethics that is designed to address potential conflicts of interest and establishes applicable policies, guidelines and procedures that promote ethical practices and conduct by all personnel of OFS Advisor and OFSC and prevent violations of applicable laws, including the Advisers Act and the 1940 Act.
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
We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the OFSC senior professionals to achieve our investment objectives. Our future success will depend, to a significant extent, on the continued service and coordination of the OFSC senior management team, particularly Bilal Rashid, Glen Ostrander and Kenneth A. Brown (collectively, the “Senior Investment Team”). Each of these individuals is an employee at will of OFSC, and is not subject to an employment contract. In addition, we rely on the services of Richard Ressler, Chairman of the executive committee of OFSAM Holdings and Chairman of the Middle Market Investment Committee of OFS Advisor, Structured Credit Investment Committee of OFS Advisor and Broadly Syndicated Investment Committee of OFS Advisor pursuant to a consulting agreement with Orchard Capital Corporation. The departure of Mr. Ressler, any of the Senior Investment Team, any of the senior managers of OFSC, or of a significant number of its other investment professionals, could have a material adverse effect on our ability to achieve our investment objective.
We expect that OFS Advisor will continue to evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that OFSC senior professionals will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with OFSC and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio or achieve our investment objectives. In addition, individuals with whom the OFSC senior professionals have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.
The investment committees that oversee our investment activities are provided by OFS Advisor under the Investment Advisory Agreement. The loss of any member of the Advisor Investment Committees or of other OFSC senior professionals could limit our ability to achieve our investment objectives and operate as we anticipate. This could have a material adverse effect on our financial condition and results of operation.
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
Our ability to achieve our investment objectives and to grow will depend on our ability to manage our business. This, in turn, will depend on the ability of the Advisor Investment Committees to identify, invest in and monitor companies that meet our investment criteria. Achieving our investment objectives on a cost-effective basis will depend upon the Advisor

Investment Committees’ ability to execute our investment process, their ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. OFS Advisor has substantial responsibilities under the Investment Advisory Agreement. OFS Advisor’s senior professionals and other personnel of OFS Advisor’s affiliates, including OFSC, may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
To the extent PIK interest and PIK dividends constitute a portion of our income, we will be required to include such income in taxable and accounting income prior to receipt of cash representing such income.
Our investments may include contractual PIK interest or PIK dividends, which represents contractual interest or dividends added to a loan balance or equity security and are due at the end of such loan’s or equity security’s term. To the extent PIK interest and PIK dividends constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash. Such risks include:
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
Many of our portfolio investments take the form of securities that are not publicly traded and their fair value may not be readily determinable. In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act (“Rule 2a-5”), which establishes requirements for good faith determinations of fair value, and addresses both the Board’s and the “valuation designee’s” roles and responsibilities relating to fair valuation. On September 7, 2022, pursuant to Rule 2a-5, our Board designated OFS Advisor, as valuation designee, to perform fair value determinations relating to our investments, for which market quotations are not readily available. In order for the Board to maintain oversight, OFS Advisor implemented the requirements as prescribed in Rule 2a-5. The determination of fair value and, consequently, the amount of unrealized gains and losses in our portfolio, are, to a significant degree, subjective and dependent on a valuation process undertaken by OFS Advisor and overseen by our Board. Valuation of certain investments will also be based, in part, upon third-party valuation models which take into account various unobservable inputs.
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
Certain factors that may be considered in determining the fair value of our investments include third-party yield benchmarks and comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and cash flow, the markets in which the portfolio company does business and other relevant factors. The models, information and/or underlying assumptions utilized by OFS Advisor will not always allow OFS

Advisor to correctly capture the fair value of an asset. Because such valuations, and particularly valuations of securities that are not publicly traded, like those we hold, are inherently uncertain, they may fluctuate materially over short periods of time and may be based on estimates. OFS Advisor’s determinations of fair value may differ materially from the values that would have been used if an active public market for these securities existed. OFS Advisor’s determinations of the fair value of our investments have a material impact on our net earnings through the recording of unrealized appreciation or depreciation of investments and may cause our NAV on a given date to understate or overstate, possibly materially, the value that we may ultimately realize on one or more of our investments.
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
The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have, had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock, as applicable. Our ability to service our debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, because the base management fee payable to OFS Advisor is payable based on our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity), OFS Advisor has a financial incentive to cause us to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to OFS Advisor.
On November 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of a reduced 150% asset coverage ratio; therefore, provided certain conditions are met, we became subject to the reduced asset coverage ratio as of November 6, 2019. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—We are subject to reduced asset coverage for borrowings, which increases the maximum amount of leverage we may incur.”
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
We are subject to reduced asset coverage for borrowings, which increases the maximum amount of leverage we may incur.
The 1940 Act generally prohibits a BDC from incurring indebtedness unless, immediately after such borrowing, it has an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of its assets). However, Section 61(a)(2) of the 1940 Act allows a BDC to reduce its asset coverage ratio from 200% to 150% if certain requirements are met, thereby increasing the maximum amount of leverage it may incur.
On November 6, 2018, our Board approved the application of the reduced asset coverage ratio available to us under Section 61(a)(2) of the 1940 Act. As a result, effective November 6, 2019, we were able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets).
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
In addition, the ability of BDCs to increase their leverage will increase the capital available to them and thus intensify competition for the investments that we seek to make. This may negatively impact pricing on the investments that we do make and adversely affect our net investment income and results of operations.
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
A rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase in the amount of incentive fees payable to OFS Advisor.
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
Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in the rule. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet all of its obligations under its unfunded commitment agreements as they become due. Collectively, these requirements may limit our ability to use derivatives and/or to enter into certain other financial contracts.

We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for gain or loss and the risks of investing in us in the same way as our borrowings.
Preferred stock is another form of leverage and presents the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders. Additionally, preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any of our income or appreciation in excess of their stated preference.
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
A number of entities compete with us to make the types of investments that we plan to make. We compete with public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity firms and hedge funds. Many of our competitors are substantially larger than we are and have considerably greater financial, technical and marketing resources than we do. For example, some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than us. Furthermore, many of our competitors are not subject to the regulatory restrictions imposed on us as a BDC under the 1940 Act or the source of income, asset diversification and distribution requirements necessary to maintain our RIC tax treatment. These advantages could allow our competitors to consider a wider variety of investment instruments, establish more extensive relationships and offer better pricing or more flexible structuring than we are able to. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities or make investments that are consistent with our investment objectives.
With respect to the investments we make, we will not seek to compete primarily on the basis of interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match the pricing, terms or structural features offered by our competitors. However, if we do match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and an increased risk of credit loss. We may also compete for investment opportunities with OFSAM Holdings and its affiliates or accounts managed by OFSAM Holdings’s affiliates. Although OFS Advisor will allocate opportunities in accordance with its policies and procedures, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and may not align with the best interests of us and our stockholders. Moreover, the performance of any investment will not be known at the time allocation decisions are made.
We may suffer credit losses.
Investment in middle-market companies is highly speculative and involves a high degree of risk of credit loss, and therefore, our securities may not be suitable for someone with a low risk tolerance. These risks are likely to increase during volatile economic periods, such as the recent economic volatility in the United States, Europe and China.
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
We must also meet the Annual Distribution Requirement to qualify for RIC tax treatment. We will be subject, to the extent we use debt financing or preferred stock, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify for tax treatment as a RIC. If we are unable to obtain cash from other sources, we could fail to maintain our qualification for the tax benefits available to RICs and, thus, become subject to U.S. federal income tax.
If we fail to qualify for tax treatment as a RIC for any reason, and certain cure provisions are not applicable, we would become subject to U.S. federal income tax imposed at corporate rates on all of our taxable income (including our net capital gains). The resulting taxes at corporate rates could substantially reduce our net assets, the amount of income available for distribution to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders. See “Item 1. Business—Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”
Our subsidiaries and portfolio companies may be unable to make distributions to us that will enable us to meet RIC requirements, which could result in the imposition of an entity-level tax.
In order for us to maintain our tax treatment as a RIC and to minimize corporate-level taxes, we are required to distribute, on an annual basis, substantially all of our taxable income, which includes income from our subsidiaries and portfolio companies. If our subsidiaries and portfolio companies are unable to make distributions to us, this may result in the loss of our RIC tax treatment and a consequent imposition of a corporate-level federal income tax on us.
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
We distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. In accordance with guidance issued by the Internal Revenue Service, a publicly traded RIC should generally be eligible to treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder is permitted to elect to receive his or her distribution either in cash or in stock of the RIC (even where there is a limitation on the percentage of the distribution payable in cash, provided that the limitation is at least 20%), subject to the satisfaction of certain guidelines. If too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If this and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be a taxable distribution in an amount equal to the amount of cash that could have been received instead of stock. If we decide to make any distributions consistent with this guidance that are payable in part in our stock, stockholders receiving such distribution would be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock received as a dividend in order to pay this tax, it may be subject to transaction fees (e.g., broker fees or transfer agent fees) and, depending on the market price of our stock at the time of the sale, the sales proceeds may be less than the amount included in income with respect to the dividend. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
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

Risk Factors—Risks Related to our Business and Structure— We are subject to reduced asset coverage for borrowings, which increases the maximum amount of leverage we may incur.” This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure investors that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below NAV without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.
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
The Banc of California Credit Facility provides us with a senior secured revolving line of credit of up to $7.5 million, with maximum availability equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the Banc of California Credit Facility. The Banc of California Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible NAV, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The Banc of California Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. The Banc of California Credit Facility permits us to fund additional investments as long as we are within the conditions set out in the Banc of California Credit Facility. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lender, which would accelerate our repayment obligations under the Banc of California Credit Facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. As of December 31, 2025, we had $2.7 million outstanding under the Banc of California Credit Facility. As of December 31, 2025, the unused commitment under the Banc of California Credit Facility was $4.9 million, subject to a borrowing base and other covenants.
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
Previous economic downturns have resulted in, among other things, increased draws by borrowers on revolving lines of credit and increased requests by borrowers for amendments, modifications and waivers of their credit agreements to avoid default or changed payment terms, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans. In addition, the duration and effectiveness of responsive measures implemented by governments and central banks to slow the effects of economic downturns cannot be predicted. The commencement, continuation, or cessation of government and central bank policies and economic stimulus programs, including changes in monetary policy involving interest rate adjustments or governmental policies, may contribute to the development of, or result in an increase in, market volatility, illiquidity and other adverse effects that could negatively impact the credit markets and us.
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
Ongoing developments in the banking sector could materially affect the success of our activities and investments.
Ongoing developments involving insolvency, closure, receivership or other financial distress or difficulty and related events experienced by certain U.S. and non-U.S. banks (each, a “Distress Event”), have generally caused uncertainty and fear of instability in the global financial system. In addition, eroding market sentiment and speculation of potential future Distress Events have caused other financial institutions — in particular smaller and/or regional banks — to experience volatile stock prices and significant losses in their equity value, and there is concern that depositors at these institutions have withdrawn, or may withdraw in the future, significant sums from their accounts at these institutions, potentially triggering the occurrence of additional Distress Events. Notwithstanding intervention by certain U.S. and non-U.S. governmental agencies to protect the uninsured depositors of banks that have recently experienced Distress Events, there is no guarantee that depositors (which depositors could include us and/or portfolio companies) that have assets in excess of the Federal Deposit Insurance Corporation insurance limit on deposit with a financial institution that experiences a Distress Event will be made whole or, even if made whole, that such deposits will become available for withdrawal or other usage on a timely basis. For example, we regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. If a depository institution fails to return these deposits or is otherwise subject to adverse conditions in the financial or credit markets, our access to invested cash or cash equivalents could be limited which would adversely impact our results of operations or financial condition.
There is a risk that other banks, other lenders, or other financial institutions (including such financial institutions in their respective capacities as brokers, hedging counterparties, custodians, loan servicers, administrators, intermediary or other service providers) may be similarly impacted, and it is uncertain what steps (if any) government or other regulators may take in such circumstances. As a consequence, for example, we may be delayed or prevented from accessing funds or other assets, making any required payments under debt or other contractual obligations, paying distributions or pursuing key strategic initiatives. In addition, such banks’ or other financial institutions’ Distress Events and/or attendant instability could adversely affect, in certain circumstances, the ability of co-lenders or other parties to undertake and/or execute transactions with us, which in turn may result in fewer investment opportunities being made available to us or being consummated by us, result in shortfalls or defaults under existing investments, or impact our ability to provide additional follow-on support to portfolio companies.
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
Uncertainty caused by recent bank failures — and general concern regarding the financial health and outlook for other financial institutions — could have an overall negative effect on banking systems and financial markets generally. These recent developments may also have other implications for broader economic and monetary policy, including interest rate policy. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect us or our financial performance.
Changes in the laws or regulations governing our business, or changes in the interpretations thereof, and any failure by us to comply with these laws or regulations, could have a material adverse effect on our, and our portfolio companies’ business, results of operations or financial condition.
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels, including those that govern BDCs, RICs, or non-depository commercial lenders. These laws and regulations, including applicable accounting standards and related interpretations, may change from time to time, including as the result of directives from the U.S. President and other executive branch officials and new laws, regulations, accounting standards and interpretations may also come into effect. A single political party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with whom we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. This could impose greater costs on all sectors and on financial services companies in particular and could have a material adverse effect on our business.
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
In addition, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, there may be increased challenges to existing agency regulations and it is unclear how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the decision could significantly impact regulatory constructs relating to consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other areas applicable to our business. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us and our portfolio companies, and may require additional resources to ensure our continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.
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
Legislative or other actions relating to taxes, including changes in how existing tax laws are interpreted or enforced, could have a negative effect on us. The laws dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The effect of any changes implemented by the current U.S. presidential administration, Congress or taxing authorities could be complex and far-reaching, and these laws and regulations and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations. For example, on July 4, 2025, the United States enacted “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (the “Act”), also known as the “One Big Beautiful Bill,” which includes significant amendments to the Code. The Act did not have a material impact on our consolidated financial statements. We also cannot predict with certainty how any future changes in the tax laws might affect us, our investors or our portfolio investments, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.
Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
The United States has recently enacted, and may continue to enact, significant new tariffs and U.S. trade policy with the rest of the world remains uncertain with respect to taxes, tariffs and import/export regulations, especially in response to the current U.S. presidential administration and Congress. Among other possible changes, changes in U.S. administrative policy may lead to significant increases in tariffs for imported goods. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us. Although the Supreme Court recently invalidated the tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), certain tariff rates and obligations established through trade agreements that were negotiated during active

IEEPA tariffs remain in effect, and the current administration has announced widely applicable tariffs pursuant to the Trade Act of 1974, effective February 24, 2026. The administration has indicated that it will continue seeking to implement tariffs through other statutory authorities as well. The scope of the Supreme Court's decision may create market uncertainty as it relates to the availability of refunds for prior tariffs and the imposition of new tariffs to replace those imposed under IEEPA.
The effect of global climate change or the legal, regulatory or market responses to such change may impact the operations of our portfolio companies.
There may be evidence of global climate change and the long-term effects of it are difficult to predict. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more systems backup, adding to costs, and can contribute to increased systems stress, including service interruptions.
Regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our investments to other types of transition risks, such as: (i) political and policy risks (including changing regulatory incentives, and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations); (ii) regulatory and litigation risks (including changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief from impacts related to climate change); (iii) technology and market risks (including a declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions); (iv) business trend risks (including the increased attention to environmental, social and governance (“ESG”) considerations by our investors in their investment decisions); and (v) potential harm to our reputation if our stockholders believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of our portfolio, our new investments or the decisions we make to continue to conduct or change our activities in response to climate change considerations.
Our Board may change our investment objectives, operating policies and strategies without prior notice or stockholder approval.
Our Board has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval, except as provided otherwise in the 1940 Act. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the price value of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.
Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of our common stock.
We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). Because we currently qualify as an emerging growth company under the JOBS Act, we are not yet required to comply with all of the requirements of Section 404. Accordingly, our internal controls over financial reporting do not yet meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date at which we are no longer an emerging growth company under the JOBS Act.
If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and could result in covenant breaches under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and in the reliability of our consolidated financial statements. Confidence in the reliability of our consolidated financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. Any of these events could materially adversely affect us.

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
OFS Advisor and its affiliates manage other assets, including those of other BDCs, registered investment companies, separately managed accounts, accounts for which OFS Advisor or its affiliates may serve as a sub-advisor and CLOs, and may manage the assets of other entities in the future. These other funds and entities may have similar or overlapping investment strategies. Our executive officers, directors and members of the Advisor Investment Committees serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by OFS Advisor or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, OFS Advisor currently serves as the investment adviser to OFS Capital, a publicly-traded BDC that invests primarily in senior secured loans of middle-market companies in the United States, similar to those we target for investment, including first lien, second lien and unitranche loans as well as subordinated loans and, to a lesser extent, common stock, preferred stock and other equity securities. OFS Advisor also serves as the investment adviser to OCCI, a closed-end management investment company that primarily invests in CLO debt and subordinated securities. Therefore, many investment opportunities will satisfy the investment criteria for both OFS Capital and us and, in certain instances, investment opportunities may be appropriate for OCCI and us. OFS Capital operates as a distinct and separate entity and any investment in our common stock will not be an investment in OFS Capital. In addition, our executive officers serve in substantially similar capacities for OFS Capital and OCCI and our independent directors serve in a similar capacity for OFS Capital. Similarly, OFS Advisor and/or its affiliates may have other clients with, similar, different or competing investment objectives. In serving in these multiple capacities, our executive officers and directors, OFS Advisor and/or its affiliates, and members of the Advisor Investment Committees may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders.
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
There can be no assurance that we will be able to participate in all investment opportunities that are suitable for us. OFS Advisor will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy.
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
We may invest in debt and other securities of companies in which other Affiliated Accounts hold those same securities or different securities, including equity securities. In the event that we make such investments, our interests will at times conflict with the interests of such other Affiliated Accounts, particularly in circumstances where the underlying company is facing financial distress. Decisions about what action should be taken, particularly in troubled situations, raise conflicts of interest, including, among other things, whether or not to enforce claims, whether or not to advocate or initiate a restructuring or liquidation inside or outside of bankruptcy, and the terms of any work-out or restructuring. The involvement of multiple Affiliated Accounts at both the equity and debt levels could inhibit strategic information exchanges among fellow creditors, including among us and other Affiliated Accounts. In certain circumstances, we or other Affiliated Accounts may be prohibited from exercising voting or other rights and may be subject to claims by other creditors with respect to the subordination of their interests.
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
If additional capital is necessary as a result of financial or other difficulties, or to finance growth or other opportunities, we or other Affiliated Accounts may or may not provide such additional capital, and if provided, each Affiliated Account will supply such additional capital in such amounts, if any, as determined by OFS Advisor and/or OFS Advisor’s affiliates. Investments by more than one Affiliated Account in a portfolio company also raises the risk of using assets of an Affiliated Account of OFS Advisor to support positions taken by other Affiliated Accounts, or that a client may remain passive in a situation in which it is entitled to vote. In addition, there may be differences in timing of entry into, or exit from, a portfolio company for reasons such as differences in strategy, existing portfolio or liquidity needs, different Affiliated Account mandates or fund differences, or different securities being held. These variations in timing may be detrimental to us.
The application of our investment mandate as compared to investment mandates of other Affiliated Accounts and the policies and procedures of OFS Advisor and OFS Advisor’s affiliates are expected to vary based on the particular facts and circumstances surrounding each investment by two or more Affiliated Accounts, in particular when those Affiliated Accounts are in different classes of an issuer’s capital structure (as well as across multiple issuers or borrowers within the same overall capital structure) and, as such, there may be a degree of variation and potential inconsistencies in the manner in which potential or actual conflicts are addressed.
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
Many of our portfolio investments are made in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. On September 7, 2022, pursuant to Rule 2a-5, our Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to our investments. As valuation designee, OFS Advisor determines the fair value of our portfolio investments in good faith, and, as a result, there may be uncertainty as to the value of our portfolio investments. In addition, certain members of our Board who are not independent directors have a substantial indirect pecuniary interest in OFS Advisor. The participation of OFS Advisor in our valuation process, and the indirect pecuniary interest in OFS Advisor by those members of our Board, could result in a conflict of interest since OFS Advisor’s base management fee is based on our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity).
We may have additional conflicts related to other arrangements with OFS Advisor or its affiliates.
We rent office space from a subsidiary of OFSAM and pay that subsidiary our allocable portion of overhead and other expenses incurred in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer and chief compliance officer. This creates conflicts of interest that our Board must monitor.
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
BDCs generally are prohibited under the 1940 Act from knowingly participating in certain transactions with their affiliates without the prior approval of the SEC. Those transactions include purchases and sales, and so-called “joint” transactions, in which a registered investment company and one or more of its affiliates engage in certain types of profit-making activities. Any person that owns, directly or indirectly, five percent or more of a registered investment company’s outstanding voting securities will be considered an affiliate of the registered investment company for purposes of the 1940 Act, and a BDC generally is prohibited from engaging in purchases or sales of assets or joint transactions with such affiliates, absent the prior approval of the SEC. Additionally, without the approval of the SEC, a registered investment company is prohibited from engaging in purchases or sales of assets or joint transactions with the registered investment company’s officers, directors, and employees, and advisor (and its affiliates).
BDCs may, however, invest alongside certain affiliates in certain circumstances where doing so is consistent with current law and SEC staff interpretations. For example, a BDC may invest alongside such affiliates consistent with guidance promulgated by the SEC staff permitting the registered investment company and such other accounts to purchase interests in privately placed securities so long as certain conditions are met, including that the BDC’s advisor, acting on the registered investment company’s behalf and on behalf of other clients, negotiates no term other than price. Co-investment with such other accounts is not permitted or appropriate under this guidance when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between the BDC’s interests and those of other accounts.
On August 4, 2020, we received the Order from the SEC, which superseded our prior co-investment exemptive order issued on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions. The Order permits us to co-invest in portfolio companies with certain other funds managed by OFS Advisor or investment advisers controlling, controlled by, or under common control with OFS Advisor provided we comply with certain conditions. Pursuant to the Order, we are generally permitted to co-invest with such funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that: (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned; (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies; (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than on which our affiliates are investing; and (4) the proposed investment by us would not benefit OFS Advisor, other affiliates that are participating in the investment, or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition, we have submitted a new application for exemptive relief that, if granted, would supersede our existing Order and permit us to co-invest pursuant to a different set of conditions than those in our existing Order. However, there is no guarantee that the SEC will grant such application.
When we invest alongside OFSAM Holdings and its affiliates or their respective other clients, OFS Advisor will, to the extent consistent with applicable law, regulatory guidance, and/or the Order, allocate investment opportunities in accordance with its allocation policy. Under this allocation policy, if two or more investment vehicles with similar or overlapping investment strategies are in their investment periods, an available opportunity will be allocated based on the provisions governing allocations of such investment opportunities in the relevant organizational, offering or similar documents, if any, for such investment vehicles. In the absence of any such provisions, OFS Advisor will consider the following factors and the weight that should be given with respect to each of these factors:
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
When not relying on the Order, priority as to opportunities will generally be given to accounts that are in their “ramp-up” period, or the period during which the account has yet to reach sufficient scale such that its investment income covers its operating expenses, over the accounts that are outside their ramp-up period but still within their investment or re-investment periods. However, application of one or more of the factors listed above, or other factors determined to be relevant or appropriate, may result in the allocation of an investment opportunity to a fund no longer in its ramp-up period over a fund that is still within its ramp-up period.
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
In the course of our investing activities, we will pay management and incentive fees to OFS Advisor. The base management fee is based on our total assets (other than cash and cash equivalents, but including assets purchased with borrowed amounts and including assets owned by any consolidated entity). As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our total assets, other than cash and cash equivalents but including assets purchased with borrowed amounts and including any assets owned by any consolidated entity, OFS Advisor will benefit when we incur debt or use leverage. Our Board is charged with protecting our interests by monitoring how OFS Advisor addresses these and other conflicts of interest associated with its management services and compensation. While our Board is not expected to review or approve each borrowing or incurrence of leverage, our independent directors will periodically review OFS Advisor’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors will consider whether our fees and expenses (including those related to leverage) remain appropriate. Nevertheless, as a result of this arrangement, OFS Advisor or its affiliates may from time to time have interests that differ from those of our stockholders, giving rise to potential conflicts.
We may pay an incentive fee on income we do not receive in cash.
The portion of the incentive fee payable to OFS Advisor that relates to our pre-incentive fee net investment income is computed and paid on income that may include interest or other income that has been accrued but not yet received in cash. This fee structure may be considered to involve a conflict of interest for OFS Advisor to the extent that it may encourage OFS Advisor to favor debt financings that provide for deferred interest, rather than current cash payments of interest. OFS Advisor may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because OFS Advisor is not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive previously accrued deferred income in cash.
OFS Advisor’s liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify OFS Advisor against certain liabilities, which may lead OFS Advisor to act in a riskier manner on our behalf than it would when acting for its own account.
Under the Investment Advisory Agreement, OFS Advisor will not assume any responsibility to us other than to render the services called for under that agreement, and it will not be responsible for any action of our Board in following or declining to follow OFS Advisor’s advice or recommendations. Under the terms of the Investment Advisory Agreement, OFS Advisor and its affiliates, and its and their respective directors, officers, employees, members, managers, partners and stockholders, will not be liable to us or any subsidiary of ours, or our or their respective directors, officers, employees, members, managers, partners, or stockholders, for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting willful misfeasance, bad faith, gross negligence or reckless disregard of such person’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify OFS Advisor and its affiliates, and its and their respective directors, officers, employees, members, managers, partners, and stockholders, from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to willful misfeasance, bad faith, gross negligence or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead OFS Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.
OFS Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
OFS Advisor has the right, under the Investment Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, regardless of whether we have found a replacement or not. If OFS Advisor resigns, we may not be able to find a new investment advisor or hire internal management with similar expertise and the ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, and our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be adversely affected, which may cause the value of our shares to decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise currently provided by OFS Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
Historically, we were dependent on OFS Advisor for Expense Support Payments through the Second Amended Expense Support Agreement and continue to depend on Expense Support under the Investment Advisory Agreement.
Effective January 1, 2025, OFS Advisor and the Company terminated the Second Amended Expense Support Agreement. From inception until its termination, we benefited from Expense Support Payments, which allowed us to maintain our monthly distributions at levels that were higher than the income we had earned. The Second Amended Expense Support Agreement also limited certain operating expenses. The termination of the Second Amended Expense Support Agreement impacts our ability to pay distributions at historical levels, and we may need to fund distributions from Offering proceeds (i.e., a return of capital). The Investment Advisory Agreement contains provisions limiting certain Offering-related expenses. The expense limitation under the Investment Advisory Agreement, however, may be terminated by OFS Advisor at any time, without payment of any penalty and either with or without notice to us. Cessation of expense support under the Investment Advisory Agreement does not require termination of the Investment Advisory Agreement itself. The termination of the Second Amended Expense Support Agreement, and the potential termination of expense support under the Investment Advisory Agreement, could significantly impair the sale of our shares in the Offering.
OFS Services can resign from its role as our Administrator under the Administration Agreement, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
OFS Services has the right to resign under the Administration Agreement, regardless of whether we have found a replacement or not. If OFS Services resigns, we may not be able to find a new administrator or hire internal management with similar expertise and the ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, and our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be adversely affected, which may cause the value of our shares to decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise currently provided by OFS Services. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
Risks Related to BDCs
Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital. As a BDC, we will need to raise additional capital, which will expose us to risks, including the typical risks associated with leverage.
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, as a BDC, we are permitted to issue senior securities only to the extent that, after each issuance of senior securities, our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of gross assets, less all liabilities and indebtedness not represented by senior securities. If the value of our assets declines, we may be unable to satisfy this test. In that circumstance, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. In addition, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to the typical risks associated with leverage, including an increased risk of loss.
On November 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of a reduced 150% asset coverage ratio, and we became subject to the minimum asset coverage ratio as of November 6, 2019. See “Item 1A. Risk Factors—Risks Related to our Business and Structure— We are subject to reduced asset coverage for borrowings, which increases the maximum amount of leverage we may incur.”
As of December 31, 2025, we had $17.7 million of debt outstanding. Our ability to incur additional debt while continuing to remain in compliance with the asset coverage test will be limited. We may seek an additional credit facility to finance investments or to support working capital requirements. There can be no assurance that we will be able to obtain such financing on favorable terms or at all.
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
To maintain our status as a BDC, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a common equity market capitalization of less than $250 million at the time of such investment and meets the other specified requirements.
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
Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions could further increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even if we have structured our investment as senior secured debt, a bankruptcy court could, depending on the facts and circumstances — including the extent to which we provided managerial assistance to that portfolio company — re-characterize our debt investment and subordinate all or a portion of our claim to those of other creditors.
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
Certain of our portfolio companies may operate in industries that have been, or may be, impacted by the effects of persistent or fluctuating inflation. Although U.S. inflation rates have fluctuated in recent periods, they remain above long-term historic levels over the past several decades. Such inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass increased costs of their operations to their customers, their operating results could be adversely affected. Such conditions would increase the risk of default on their obligations as a borrower. Portfolio companies with revenue streams that adjust slowly or are unable to adjust to changes in inflation may experience margin compression even if input costs stabilize. In addition, any projected future decreases in our portfolio companies’ operating results due to the effects of inflation could adversely impact the fair value of those investments. Inflationary pressures may also contribute to currency fluctuations and influence monetary policy decisions, which could indirectly affect the fair value of our investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.
Fluctuations in interest rates could have a material adverse effect on our business and that of our portfolio companies.
Fluctuations in interest rates could have a dampening effect on overall economic activity, the financial condition of our portfolio companies and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect our business, financial condition or results of operations. Although the Federal Reserve has signaled the potential for additional federal funds rate cuts, there remains uncertainty around the rate and timing of any such decreases, including as a result of the current U.S. presidential administration. Uncertainty surrounding future Federal Reserve actions may have a material effect on our business, making it particularly difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions.
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
Any of these factors could materially adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to collect principal and interest payments owed to us in a timely manner.
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
Our investments in private and middle-market portfolio companies are generally considered lower credit quality obligations, are generally illiquid, are risky, and we could lose all or part of our investment.
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
Middle-market companies are more likely to be considered lower grade investments, commonly called “junk bonds,” which are either rated below investment grade by one or more nationally-recognized statistical rating agencies at the time of investment, or may be unrated but determined by OFS Advisor to be of comparable quality. Lower grade securities or comparable unrated securities are considered predominantly speculative regarding the issuer’s ability to pay interest and principal, and are susceptible to default or decline in market value due to adverse economic and business developments. The market values for lower grade debt tend to be very volatile and are less liquid than investment grade securities. For these reasons, an investment in the Company is subject to the following specific risks: (i) increased price sensitivity due to a deteriorating economic environment; (ii) greater risk of loss due to default or declining credit quality; (iii) the inability to make interest and/or principal payments due to adverse company-specific events; and (iv) depression of the price and liquidity of lower grade securities if a negative perception of the lower grade debt market develops. This negative perception could last for a significant period of time.
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
We have purchased, and may purchase in the future, common stock and other equity securities, including warrants, in various portfolio companies. Although equity securities historically have generated higher average total returns than debt securities over the long term, equity securities may experience more volatility in those returns than debt securities. The equity securities we acquire may fail to appreciate, decline in value or lose all value, and our ability to recover our investment will depend on the portfolio company’s success. Investments in equity securities involve a number of significant risks, including the risk of further dilution in the event the portfolio company issues additional securities or the inability to transfer or sell these positions, which could erode the value of these securities. Investments in preferred securities involve special risks, such as the risk of deferred distributions, illiquidity and limited voting rights.
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
In addition to the general risks associated with debt securities and structured products discussed herein, CLOs carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the possibility that the investments in CLOs are subordinate to other classes or tranches thereof; (iv) the potential for spread compression in the underlying loans of the CLO, which could reduce credit enhancement in the CLOs; and (v) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results. CLO equity securities that we may acquire are subordinated to more senior tranches of CLO debt. CLO equity securities are subject to increased risks of default relative to the holders of more senior priority interests in the same securities. In addition, at the time of issuance, CLO equity securities are under-collateralized in that the liabilities of a CLO at inception exceed its total assets. When we invest in a CLO, we may be in a first loss or subordinated position with respect to realized losses on the CLO’s assets. In addition, we may recognize phantom taxable income from our investments in the subordinated tranches of CLOs.
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
We may invest in Structured Finance Securities that comprise the equity tranche of CLOs, which are junior in priority of payment and are subject to certain payment restrictions generally set forth in an indenture governing such investments. In addition, Structured Finance Securities generally do not benefit from any creditors’ rights or the ability to exercise remedies under the indenture governing such investments. Structured Finance Securities are not guaranteed by another party and are subject to greater risk than the secured notes issued by the CLO. CLOs are typically highly leveraged, utilizing up to approximately 9-13 times leverage, and therefore Structured Finance Securities are subject to a risk of total loss. There can be no assurance that distributions on the assets held by the CLO will be sufficient to make any distributions or that the yield on the Structured Finance Securities will meet our expectations.
CLOs generally may make payments on Structured Finance Securities only to the extent permitted by the payment priority provisions of an indenture governing the notes issued by the CLO. CLO indentures generally provide that principal payments on Structured Finance Securities may not be made on any payment date unless all amounts owing under the secured notes are paid in full.
We will have no influence on the management of underlying investments managed by non-affiliated third-party CLO collateral managers.
We are not responsible for, and have no influence over, the asset management of the portfolios underlying the Structured Finance Securities we hold, as those portfolios are managed by non-affiliated third-party CLO collateral managers. Similarly, we are not responsible for, and have no influence over, the day-to-day management, administration or any other aspect of the issuers of the CLOs. As a result, the values of the portfolios underlying our Structured Finance Securities could decrease as a result of decisions made by third-party CLO collateral managers.
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
Borrowers of Broadly Syndicated Loans may be permitted to designate unrestricted subsidiaries under the terms of their financing agreements, which would exclude such unrestricted subsidiaries from restrictive covenants under the financing agreement with the borrower. This would allow the borrower to take various actions with respect to the unrestricted subsidiary including, among other things, incurring debt, granting security on its assets, selling assets, paying dividends or distributing shares of the unrestricted subsidiary to the borrower’s stockholders. Any of these actions could increase the amount of leverage that the borrower is able to incur and increase the risk involved in our investments in Broadly Syndicated Loans accordingly.
If the value of the collateral underlying our loan declines or interest rates increase during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.
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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by OFS Advisor, as our valuation designee. In determining the fair value of our investments, OFS Advisor may consider the following types of factors, as relevant:
•comparisons of the portfolio company’s securities to publicly traded securities;
•the enterprise value of the portfolio company;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments, its earnings profile and discounted cash flow;
•the markets in which the portfolio company does business; and
•changes in the interest rate environment and broader credit market conditions that may affect the price at which similar investments may be made in the future and other relevant factors.
When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, OFS Advisor will use the pricing indicated by that external event to corroborate the valuation. We will record decreases in the market values or fair values of our investments as unrealized depreciation. Pricing declines and reduced liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may also reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our portfolio is, and may in the future be, concentrated in a limited number of portfolio companies and industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments underperform or if we are required to write down the value of any individual investment. Additionally, while we are not targeting investments in any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
Following an initial investment in a portfolio company, we may make additional “follow-on” investments in that portfolio company in order to:
•increase or maintain, in whole or in part, our position as a creditor or equity ownership percentage;
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•preserve or enhance the value of our investment.
We have discretion to make follow-on investments, subject to the availability of capital resources. The failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because: (i) we may not want to increase our level of risk; (ii) we prefer other opportunities; or (iii) we are constrained by BDC regulatory requirements or the desire to maintain our RIC status. Our ability to make follow-on investments may also be limited by OFS Advisor’s allocation policy.
Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or prevent decisions by management of our portfolio companies that could decrease the value of our investments.
We generally do not hold controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.
Defaults by our portfolio companies will harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, the acceleration or termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.
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
Additionally, certain loans that we make to portfolio companies may be secured on a second-priority basis by the same collateral securing first-priority debt of such companies. The senior-secured liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first-priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second-priority liens after payment in full of all obligations secured by the first-priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second-priority liens, then we, to the extent we are not repaid from the proceeds of the sale of the collateral, would only have an unsecured claim against the portfolio company’s remaining assets, if any.
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
We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, to the extent any such assets remain.
If we make subordinated investments, the portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
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
A significant portion of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company that are typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate, or we may be required to repurchase the securities, in each case resulting in potential liabilities. These arrangements may result in contingent liabilities that ultimately create funding obligations that we must satisfy through our return of distributions previously made to us.
We may expose ourselves to risks if we engage in hedging transactions.
While we do not currently engage in hedging transactions, if we were to engage in hedging transactions, we would expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions arising from changes in currency exchange rates and market interest rates.

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
The 1940 Act generally requires that 70% of our investments be in issuers that are organized under the laws of, and have their principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. We expect that these investments would focus on the same debt investments that we make in U.S. middle-market companies and/or Broadly Syndicated Loans and, accordingly, would be complementary to our overall strategy and enhance the diversity of our holdings. However, our investments in CLO securities are generally made in non-U.S. entities.
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
Since we may incur leverage to make investments, our net investment income depends, in part, on the difference between the rate at which we borrow funds and the rate at which we invest those funds.
In a fluctuating interest rate environment, any leverage that we incur may bear a higher or lower interest rate than previously incurred. There may not, however, be a corresponding change in our investment income. In the event that our interest expense were to increase relative to income, it might reduce our ability to service the interest obligations on, and to repay the principal of, our indebtedness, and our net investment income could be adversely impacted, as well as our capacity to pay distributions to our stockholders.
The fair value of certain of our investments may be significantly affected by changes in interest rates. Although senior secured loans are generally floating rate instruments, our investments in senior secured loans through CLOs are sensitive to interest rate levels and volatility. Although CLOs are generally structured to mitigate the risk of interest rate mismatch, there may be some difference between the timing of interest rate resets on the assets and liabilities of a CLO. Such a mismatch in timing could have a negative effect on the amount of funds distributed to CLO equity investors. In addition,

CLOs may not be able to enter into hedge agreements, even if it may otherwise be in the best interests of the CLO to hedge such interest rate risk. Furthermore, in a fluctuating interest rate environment and/or economic downturn, loan defaults may increase, resulting in losses for the CLOs in which we invest and result in credit losses that may adversely affect our cash flow, fair value of our assets and operating results.
In addition, fluctuating interest rates may influence prepayment rates, as corporate borrowers seek to avoid escalating interest payments or to refinance floating rate loans. Further, a general rise in interest rates will increase the financing costs of CLOs.
SOFR Floor Risk. Because CLOs generally issue debt on a floating rate basis, an increase in the Secured Overnight Financing Rate (“SOFR”) will increase the financing costs of CLOs. Many of the senior secured loans held by these CLOs have SOFR floors such that, when SOFR is below the stated SOFR floor, the stated SOFR floor (rather than SOFR itself) is used to determine the interest payable under the loans. Therefore, if SOFR increases but stays below the average SOFR floor rate of the senior secured loans held by a CLO, there would not be a corresponding increase in the investment income of such CLOs. The combination of increased financing costs without a corresponding increase in investment income in such a scenario would result in smaller distributions to equity holders of a CLO.
Reference Rate Risk. As of September 30, 2024, no settings of the London Interbank Offered Rate (“LIBOR”) continue to be published. On March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation established a uniform benchmark replacement process for certain financial contracts that matured after June 30, 2023 and that do not contain clearly defined or practicable LIBOR fallback provisions. The Federal Reserve Board adopted a final rule in December 2022 implementing the LIBOR Act and specified benchmarks based on SOFR.
Although the transition process away from LIBOR has become increasingly well-defined, the transition process remains complex. SOFR appears to be the preferred replacement for U.S. dollar LIBOR, but it is unclear if other benchmarks may emerge. These developments and the use of SOFR or other alternative reference rates could have adverse impacts on our business, financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by us.
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
Relatedly, a decrease in interest income generated by senior secured loans held by the CLO Portfolio Companies might lower the cash flows available to the Company from its CLO investments, particularly its equity tranches. Lower interest rates may result in increased loan prepayments and reinvestment of proceeds at reduced yields. As a result, a declining interest rate environment could negatively impact the Company’s net investment income and the amount of dividends the Company is able to distribute to stockholders. Additionally, given the structure of the incentive fee payable to OFS Advisor, a general increase in interest rates will likely have the effect of making it easier for OFS Advisor to meet the quarterly hurdle rate for payment of income incentive fees under the Investment Advisory Agreement without any corresponding increase in relative performance on the part of OFS Advisor.
Risks Related to Our Securities and an Investment in our Common Stock
Our shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever. Therefore, our stockholders have limited liquidity and may not receive a full return of invested capital (including front-end commissions, fees and expenses) upon selling their shares or upon the liquidation of the Company.
Our shares are illiquid investments for which there is no secondary market, nor is it expected that any such secondary market will develop in the future. Our Board must contemplate a liquidity event for our stockholders on or before ten years after the completion of the Offering, which ten-year period may be extended, at the sole discretion of the OFS Advisor, for up to two additional one-year periods. A future liquidity event could include: (i) a listing of our shares on a national securities exchange; (ii) a merger or another transaction approved by our Board in which our stockholders will receive cash or shares of a listed company; or (iii) a sale of all or substantially all of our assets, either on a complete portfolio basis or individually, followed by a liquidation. Certain types of liquidity events, such as a listing, would allow us to keep our investment portfolio intact while providing our stockholders with access to a trading market for their securities.
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
If we are unable to raise substantial funds in the Offering, we may be limited in the number and type of investments we may make, the value of an investment in us may be reduced in the event our assets underperform and we may be unable to continue our operations.
To the extent that less than the maximum number of shares is subscribed for, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses across a smaller capital base. In addition, if we are unable to raise substantial funds in the Offering, we may be unable to continue our operations.
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
Any repurchase offer would allow our stockholders to sell their shares back to us at a price equal to the most recently disclosed NAV per share of our common stock immediately prior to the date of repurchase. Our Board has the right to suspend or terminate the share repurchase program if it determines that doing so is in our best interests. Any share repurchase program will include numerous restrictions that limit our stockholders’ ability to sell their shares. We may use cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase shares. If our Board so determines, we will limit repurchases in each quarter to 4.0% of the weighted average number of shares of our common stock outstanding for any prior 12-month period, subject to a 1.0% limit in each quarter. To the extent that the number of shares submitted for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis (subject to “odd-lot” priority), rather than a first-come, first-served basis. Economic events affecting the U.S. economy, such as volatility in the financial markets, interest and inflation rate changes or global or national events that are beyond our control, could increase the number of shares submitted to us for repurchase. These limits may prevent us from accommodating all repurchase requests made in any year. Our Board may amend, suspend or terminate the share repurchase program upon 30 days’ notice. We will notify our stockholders of such developments: (i) in our quarterly reports; or (ii) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, under the quarterly share repurchase program, if implemented, we will have discretion to not repurchase shares, to suspend the program, or to cease repurchases. Further, the program may include numerous limitations and should not be relied upon as a method to sell shares promptly or at a desired price.
The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders, and, to the extent our stockholders are able to sell their shares under the share repurchase program, they may not be able to recover the amount of their investment in our shares.
If we make repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price that our stockholders paid for their shares. As a result, to the extent our stockholders paid a price that included the related sales load, and to the extent they have the ability to sell their shares pursuant to our share repurchase program, then the price at which they may sell shares, which will be approximately equivalent to our estimated NAV on the last business day of the prior calendar quarter, may be lower than the amount they paid in connection with the purchase of shares in the Offering.
Our ability to grow depends on our ability to raise additional capital.
We will need to periodically access the capital markets to raise cash to fund new investments. We may be unable to raise substantial capital, which could result in our inability to structure our investment portfolio as anticipated. If we are unable to structure our investment portfolio as anticipated, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses across a smaller capital base.
We expect to use debt financing and issue additional securities to fund our growth, if any. We cannot assure investors that debt and equity financing will be available to us on favorable terms, or at all, and our ability to incur additional debt may be restricted by the terms of any of our outstanding borrowings. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 150% at the time we issue any debt or preferred stock. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. In addition, as a BDC, we will generally not be permitted to issue common stock priced below NAV without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.
On November 6, 2018, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board approved the application of a reduced 150% asset coverage ratio, and we became subject to the reduced asset coverage ratio as of November 6, 2019. See “Item 1A. Risk Factors—Risks Related to our Business and Structure— We are subject to reduced asset coverage for borrowings, which increases the maximum amount of leverage we may incur.”
A stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.
Our stockholders will not have preemptive rights with respect to any shares we issue in the future. Our Articles of Amendment and Restatement (“Charter”) authorizes us to issue up to 20 million shares of common stock. Pursuant to our Charter, a majority of our full Board may amend our Charter to increase our authorized shares without stockholder approval. Our Board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below NAV, a stockholder’s percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, a stockholder may also experience dilution in the book value and fair value of their shares.
Under the 1940 Act, we are generally prohibited from issuing or selling our common stock at a price below NAV per share, which may be a disadvantage compared with certain public companies. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the current NAV of our common stock if our Board and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders, including a majority of those stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease and our stockholders will experience dilution.
We may be unable to invest a significant portion of the net proceeds of the Offering on acceptable terms in an acceptable timeframe.
Delays in investing the net proceeds of the Offering may impair our performance. We cannot assure our stockholders that we will be able to continue to identify investments that meet our investment objective or that any investment we make will produce a positive return. We may be unable to invest the net proceeds of the Offering on acceptable terms within the time period that we anticipate, or at all, which could harm our financial condition and operating results.
Before making investments, we will invest the net proceeds of the Offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements, and/or other high-quality debt instruments maturing in one year or less from the time of investment. This will produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities that meet our investment objective. As a result, any distributions that we pay while our portfolio is not fully invested in such securities may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities that meet our investment objective.
Certain provisions of the Maryland General Corporation Law and of our Charter and Bylaws could deter takeover attempts and have an adverse impact on the value of our common stock.
The Maryland General Corporation Law and our Charter and Bylaws contain provisions that may discourage, delay or make more difficult a change in control of the Company or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and may increase the difficulty of consummating such an offer. Our Bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our Bylaws to repeal this exemption, the Control Share Acquisition Act also may make it more difficult for a third-party to obtain control of us and may increase the difficulty of consummating such a transaction.
We have also adopted measures that may make it difficult for a third-party to obtain control of us, including provisions of our Charter classifying our Board in three classes serving staggered three-year terms, and authorizing our Board to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, to amend our Charter without stockholder approval and to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our Charter and Bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders. The foregoing provisions are expected to discourage certain coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to negotiate first with our Board. However, these provisions may deprive a stockholder of the opportunity to sell such stockholder’s shares at a premium to a potential acquirer.
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
The NAV and liquidity, if any, of shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•changes in the value of our portfolio of investments and derivative instruments due to changes in market factors, such as interest rate shifts, as well as portfolio-specific performance issues, such as portfolio company defaults, among other reasons;
•changes in regulatory policies or tax guidelines, particularly those applicable to RICs or BDCs;
•loss of our RIC or BDC status;
•distributions that exceed our net investment income and net income as reported in accordance with GAAP;
•changes, or perceived changes, in earnings or variations in operating results;
•changes in accounting guidelines governing the valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•departure of either of OFS Advisor or certain of its key personnel;
•general economic trends and other external factors; and/or
•loss of a major funding source.

Our Unsecured Note is effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future and will rank pari passu, or equal, with all outstanding and future unsecured, unsubordinated indebtedness issued by us and our general liabilities.
Our Unsecured Note is not secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the Unsecured Note is effectively subordinated to any secured indebtedness we currently have outstanding (including the Banc of California Credit Facility) or that we may incur in the future (including any indebtedness that is initially unsecured and to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness may assert rights against the assets pledged to secure their indebtedness in order to receive full payment of their indebtedness before those assets may be used to pay other creditors, including the holder of the Unsecured Note.
There is a risk that stockholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
Subject to our Board’s discretion and applicable legal restrictions, we intend to authorize, declare and pay cash distributions on a quarterly basis. We expect to pay distributions out of assets legally available for distribution. We cannot assure stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. In addition, due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions.
When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated taxable (or tax-basis) earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s basis in our stock and, assuming that an investor holds our stock as a capital asset, thereafter as a capital gain. A return of capital represents a return to stockholders of a portion of their original investment in us rather than income or capital gains.
We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions.
We may fund distributions from the uninvested proceeds of an offering and from borrowings, and we have not established limits on the amount of funds we may use from such proceeds or borrowings to make any such distributions. We may pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from offering proceeds, borrowings or the sale of assets could reduce the amount of capital we ultimately invest in our investment portfolio.
The existence of a large number of outstanding shares and stockholders prior to completion of a listing of our securities on a national securities exchange could negatively affect our stock price.
The ability of our stockholders to liquidate their investments is limited. If we were to list our common stock on a securities exchange in the future, a large volume of sales of these shares could decrease the prevailing market prices of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales were not affected, the mere perception that such sales could occur may depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock resulting from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our common stock to decline.
If we issue preferred stock, debt securities or convertible debt securities, the NAV of our common stock may become more volatile.
We cannot assure the holders of our common stock that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities or convertible debt would likely cause the NAV of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the NAV of our investments would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, leverage would result in a greater decrease in NAV to the holders of our common stock than if we were not leveraged through the issuance of preferred stock.

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
The 1940 Act requires that holders of shares of preferred stock be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred stockholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our tax treatment as a RIC for U.S. federal income tax purposes.
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
We do not currently qualify as a “publicly offered regulated investment company” as defined in the Code. A “publicly offered regulated investment company” is a RIC whose shares are either: (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the 1933 Act; (ii) regularly traded on an established securities market; or (iii) held by at least 500 persons at all times during the taxable year. We did not qualify as a publicly offered regulated investment company under the Code for the 2025 taxable year, and we cannot determine if or when we will qualify as a publicly offered regulated investment company in the future.
Since we are not a publicly offered RIC, a non-corporate stockholder’s allocable portion of our affected expenses, including a portion of our base management fee, incentive fee and certain other expenses, will be treated as an additional ordinary dividend to the stockholder. A non-corporate stockholder’s allocable portion of these expenses are also treated as miscellaneous itemized deductions that are not currently deductible by such stockholders under the Code.
General Risk Factors
Investing in our common stock involves a high degree of risk.
The investments we make in accordance with our investment objective may involve a higher amount of risk than alternative investment options and may result in volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our common stock may not be suitable for investors with lower risk tolerance.
We may experience fluctuations in our quarterly operating results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in the timing and recognition of realized and unrealized gains or losses, variations in the timing and recognition of any non-recurring fee or dividend income, distributions from portfolio companies, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
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
Our business faces increasing public scrutiny related to ESG activities, which are often perceived to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized.
ESG integration and responsible investing practices are rapidly evolving, and there are different principles, frameworks, methodologies and tracking tools being developed and implemented. Our adherence to these principles, frameworks, methodologies and tools may vary over time. We risk damage to our brand and reputation if we fail to act (or are perceived to not act) responsibly in a number of areas, such as diversity, equity and inclusion, environmental stewardship, corporate governance, support for local communities, transparency and the consideration of ESG factors in our investment processes. Adverse incidents related to ESG activities could impact the value of our brand, the cost of our operations and our relationships with investors, any of which could adversely affect our business and results of operations. At the same time, there are various approaches to responsible investing and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to any ESG activities may be perceived negatively. Political and legal scrutiny of ESG practices has intensified, and “anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies and legislation or issued related legal opinions. Other jurisdictions have adopted or proposed mandatory ESG disclosure regimes or investment restrictions. If investors subject to such legislation view any of our ESG activities as being inconsistent with such “anti-ESG” policies, legislation or legal opinions, those investors may not invest in us and this could negatively affect the price of our common stock.
We may be subject to disclosure laws and regulations related to a range of sustainability matters, including greenhouse gas emissions; climate change risks; diversity, equity and inclusion; and human rights matters. For example, in 2023, California passed the Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, which will impose broad climate-related disclosure obligations on U.S.-organized entities that meet certain revenue thresholds and do business in California, as well as the Voluntary Carbon Market Disclosures Act, which is focused on the voluntary carbon market for carbon credits but also includes disclosure requirements for companies with a required nexus to California making certain climate-related claims. Other jurisdictions have also enacted or are considering enacting mandatory climate and sustainability reporting laws and laws requiring disclosure of other ESG topics, such as human capital. Compliance with such laws, if they survive any legal challenges, may require implementing or modifying systems and procedures for the collection and processing of relevant data and related internal and external controls, changes to management and/or operational obligations, and dedication of substantial time and financial resources. The compliance burden and related costs may increase over time. Failure to comply with applicable laws may lead to investigations and audits, fines, other enforcement actions, liabilities or reputational damage.
There are a number of different principles, frameworks, and/or methodologies for integrating sustainability-related incentives, mandates, and/or reporting requirements into financing arrangements. Any principles, frameworks, and/or methodologies which we anticipate referencing or utilizing may not align with our peers and/or those preferred by prospective investors. In addition, unless otherwise stated in our regulatory disclosures, no assurance is given that any of our financing arrangements will align with particular market frameworks.
Regulatory initiatives related to ESG, and the scope and timing of these initiatives, could also adversely affect our business. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our investments conduct business and adversely affect our profitability.
Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, any of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.
The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, which, despite the implementation of a variety of security measures, are vulnerable to security breaches and cybersecurity incidents. A cybersecurity incident is any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be intentional attacks or unintentional events and could involve gaining unauthorized access to our information systems or those of our portfolio companies or third-party vendors to misappropriate assets, steal confidential information, corrupt data or cause operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our information technology systems and the information technology systems of our portfolio companies and our third-party vendors, may be vulnerable to security breaches and cyber-attacks, which may result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation damage to business relationships and damage to our competitiveness, stock price, and long-term stockholder value. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our, our portfolio companies’ and our third-party vendors’ reliance on technology, which may also include embedded artificial intelligence (“AI”), has increased, so too have the risks posed to our information systems, both internally and those provided by OFS Services and third-party service providers, and the information systems of our portfolio companies. OFS Advisor has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, cannot guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be adversely impacted by such an incident.
In addition, cybersecurity has become a top priority for regulators around the world, including the SEC, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Even the most well-protected information, networks, systems and facilities may remain vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases, are designed to not be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. Cybersecurity risks require continuous and increasing attention and other resources from us to, among other actions, identify and quantify these risks and upgrade and expand our technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. If we fail to comply with relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage. Further, the increased use of mobile and cloud technologies as remote and flexible work arrangements have expanded our and our portfolio companies’ vulnerability to a cybersecurity risk or incident. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard systems could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct business operations. In addition, remote work, whether by us, our portfolio companies, or our service providers, may strain technology resources, introduce operational risks and otherwise heighten the risks described above.
Increased data protection regulation may result in greater complexities and risk in connection with the operation of our business.
We operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or otherwise indemnified. Cybersecurity has become a priority for regulators in the U.S. and globally. Many jurisdictions in which we or our portfolio companies may operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, and these laws and regulations can be inconsistent across jurisdictions and are subject to evolving and, at times, conflicting interpretations. Government officials and regulators, privacy advocates and class-action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This scrutiny can lead to new and shifting interpretations of existing laws, which may further impact our business. For example, the General Data Protection Regulation in the European Economic Area and the United Kingdom continues to be interpreted by European and UK courts in novel ways, leading to shifting requirements, country specific differences in application and uncertain enforcement priorities. More recently, new and emerging state laws in the United States on privacy, data and related technologies, such as the California Consumer Privacy Act and the California Privacy Rights Act, as well as industry self-regulatory codes and regulatory requirements, create new privacy and security compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. As a security example, pursuant to the SEC’s Rules on Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure, we are required to make certain disclosures related to material cybersecurity incidents and the reasonably likely impact of such an incident on Form 8-K and will be required to make certain other cybersecurity disclosures, including in this Annual Report on Form 10-K. Determining whether a cybersecurity incident is notifiable or reportable may not be straightforward and any such mandatory disclosures could be costly and lead to negative publicity, loss of customer confidence in the effectiveness of our security measures, diversion of management’s attention and governmental investigations. Non-compliance with any of the aforementioned laws, rules or regulations or other similar laws, rules and regulations, represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations or penalties.
We are subject to risks associated with artificial intelligence and machine learning technology.
Recent technological advances in AI and machine learning technology (“Machine Learning Technology”), including the rapid growth and widespread availability of generative AI applications, could pose new or heightened risks to us, OFS Advisor and any third parties with whom we engage. AI and Machine Learning Technology have the potential to result in significant and disruptive changes in companies, sectors or industries, including those in which we invest, and such disruptions could render certain assumptions underlying our or OFS Advisor’s underwriting, valuation or portfolio monitoring models less reliable or obsolete. We could be exposed to the risks associated with AI and Machine Learning Technology if third-party service providers or any counterparties, whether or not known to us, use such technologies in their business activities. We and OFS Advisor are not in a position to control the use of AI and Machine Learning Technology in third-party products or services. Use of AI and Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming improperly disseminated. AI and Machine Learning Technology and their applications, including in the private investment and financial sectors, continue to develop rapidly, and we cannot predict the risks that may arise from such developments. In addition, many jurisdictions have passed or are considering laws and regulations concerning AI and Machine Learning Technology, the impact of which is unknown.
A failure to effectively adopt or utilize AI to improve productivity or the analytical abilities of our investment professionals may put us at a competitive disadvantage and affect our business and results of operations. The implementation, development, maintenance and ongoing operation of AI and Machine Learning Technology, whether internally developed or procured through third-party service providers, may be costly, complex, and subject to unforeseen defects, errors or performance issues, and such costs may be borne by us. AI and Machine Learning Technology are generally highly reliant on the collection and analysis of large amounts of data. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would likely degrade the effectiveness of AI and Machine Learning Technology. Furthermore, even when such models rely on accurate data, AI and Machine Learning Technology may nonetheless generate results that are partially or wholly inaccurate, biased, or misleading, and such errors may be difficult or impossible to detect or correct. To the extent we are exposed to the risks of AI and Machine Learning Technology use, any such inaccuracies or errors could adversely impact us and our business.
We are subject to risks in using custodians, counterparties, administrators and other agents.
We depend on the services of custodians, counterparties, administrators and other agents to carry out certain transactions and other administrative services, including compliance with regulatory requirements in U.S. and non-U.S. jurisdictions. We are subject to risks of errors and mistakes made by these third parties, which may be attributed to us and subject us or our stockholders to reputational damage, penalties or losses. We depend on third parties to provide primary and backup communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. The terms of the contracts with third-party service providers are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight. Accordingly, we may be unsuccessful in seeking reimbursement or indemnification from these third-party service providers. In addition, we rely on a select number of third-party service providers and replacing any one of our service providers could be difficult and result in operational disruption and additional expense.
Increased geopolitical unrest, terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.
Terrorist activity and the continued threat of terrorism and acts of civil or international hostility, acts of war, global health emergencies or natural disasters, including recent increases in geopolitical tensions in several regions, as well as government responses to these types of threats, may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, acts of war, global health emergencies or natural disasters could further affect the domestic and global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.

Further downgrades of the U.S. credit rating, impending automatic spending cuts or a government shutdown could negatively impact our liquidity, financial condition and earnings.
U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have previously lowered, or threatened to lower, the long-term sovereign credit rating of the United States.
The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time and may lead to additional U.S. federal government shutdowns. The impact of the prolonged November 2025 shutdown of the U.S. government services, the risk of additional shutdowns and continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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
In collaboration with the IT Department, OFS Advisor’s cybersecurity strategy prioritizes detection, analysis and response to known, anticipated or unexpected threats, effective management of security risks and resiliency against incidents. The IT Department’s cybersecurity risk management policies and procedures include, among other things: enterprise-wide hardware and software management and security controls; employee training; security assessments; penetration testing; security audits and ongoing risk assessments; due diligence on, and monitoring and oversight of, key third-party providers; vulnerability management; and management oversight to assess, identify and manage material risks from cybersecurity threats. The IT Department’s controls leverage the National Institute of Standards and Technology Cyber Security Framework. The IT Department also utilizes industry and government associations, the results from regular internal and third-party audits and other similar resources to inform its cybersecurity processes and to allocate resources, including resources allocated to OFS Advisor.
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
In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.
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

Management Oversight of Cybersecurity Risk Management
Management’s role in assessing and managing material cybersecurity risks includes various management positions, committees and subcommittees responsible for assessing such risks. The IT Department’s internal processes require escalation of material cybersecurity risks to its management and its Cybersecurity Committee (the “Committee”) for evaluation and, where appropriate, for escalation to the Board. The Committee consists of CIM Group’s 1st Vice President, Head of Enterprise Technology (the “HET”), CIM Group’s Managing Director, Head of Transformation, CIM Group’s Chief Compliance Officer (the “CCO”), as well as representatives from CIM Group’s operations, technology, compliance and accounting departments. The Committee is also responsible for implementing our cybersecurity strategy and overseeing and managing our cybersecurity risk.
In addition to the Committee’s responsibilities, OFS Advisor has established a Cybersecurity Subcommittee (the “Subcommittee”). The Subcommittee consists of the CCO, a designee from CIM Group’s technology department (which may be the HET, CIM Group’s Head of Transformation, or another designated representative), OFS Advisor’s General Counsel, who has received a CERT Certificate in Cyber Oversight through the Cyber Oversight Program of the National Association of Corporate Directors, and the chief financial officer of each of OFS Advisor’s public clients, including our Chief Financial Officer. The Subcommittee is responsible for overseeing our cybersecurity-related public disclosure obligations and ensuring our management and the Board is informed of material cybersecurity incidents affecting us and OFS Advisor. The Committee is chaired by the HET, and the Subcommittee is co-chaired by OFS Advisor’s General Counsel and the designee from CIM Group's technology department (which may be the HET, CIM Group’s Head of Transformation, or another designated representative).
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
Board of Directors Oversight of Cybersecurity Risk Management
Our Board has ultimate oversight of cybersecurity risks as part of our enterprise risk management program, including oversight of the processes implemented by OFS Advisor and the IT Department to identify, assess, manage and mitigate cybersecurity risks. The Board receives quarterly updates from senior management of OFS Advisor and the IT Department with respect to the effectiveness of the cyber readiness and cybersecurity program that the IT Department administers on our behalf. This oversight includes briefing and a report by CIM Group’s Head of Transformation or CIM Group’s Head of Operations, as well as a discussion of any cybersecurity breaches detected by the IT Department and a summary of, among other things, the current cybersecurity threat landscape, defensibility measures implemented by the IT Department, the health of our information security system, effectiveness of our cybersecurity controls and recoverability and business continuity testing.
Item 2.    Properties
We do not own or lease any real estate or other physical properties material to our operation. Our headquarters are located at 222 W. Adams Street, Suite 1850, Chicago, IL, 60606, and are provided by OFS Services pursuant to the Administration Agreement. Additional operations are conducted from offices in New York, New York and Los Angeles, California, which are also provided by OFS Services pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as we contemplate continuing to conduct it.
Item 3.     Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2025. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
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
Stockholders
As of March 9, 2026, there were 350 holders of record of our stock.
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
Any decision to repurchase shares is evaluated by our board of directors based on a variety of factors, including available liquidity, leverage considerations and investment opportunities.
The following table summarizes the common stock repurchases by us for the years ended December 31, 2025, 2024 and 2023. Shares were repurchased at a price equal to the applicable NAV per share on the repurchase date. All common stock repurchases occurred in the final month of each quarterly period presented below.

	Number of Shares	Price Paid Per Share	Amount
Year ended December 31, 2023
January 1, 2023 through March 31, 2023	50,225	$11.24	$564,529
April 1, 2023 through June 30, 2023	50,083	10.70	535,888
July 1, 2023 through September 30, 2023	49,926	10.86	542,188
October 1, 2023 through December 31, 2023	49,479	10.63	525,963
Total	199,713		$2,168,568

Year ended December 31, 2024
January 1, 2024 through March 31, 2024	48,625	$10.59	$514,943
April 1, 2024 through June 30, 2024	47,393	10.46	495,729
July 1, 2024 through September 30, 2024	46,460	10.16	472,034
October 1, 2024 through December 31, 2024	28,998	10.15	294,331
Total	171,476		$1,777,037

Year ended December 31, 2025
January 1, 2025 through March 31, 2025	44,045	$10.18	$448,381
April 1, 2025 through June 30, 2025	43,116	9.86	425,120
July 1, 2025 through September 30, 2025	42,020	9.32	391,622
October 1, 2025 through December 31, 2025	28,641	8.85	253,479
Total	157,822		$1,518,602
All repurchased shares were retired upon acquisition.
Sales of Unregistered Securities
During the year ended December 31, 2025, we did not issue or sell any shares of our common stock.
The offer and sale of our common stock in the private placement was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of, and Rule 506 of Regulation D under, the Securities Act. During the year ended December 31, 2025, we paid no commissions in connection with the Offering.

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
Distributions in excess of our current and accumulated ICTI would be treated first as a return of capital to the extent of a stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our estimated ICTI and distributions paid for the full year. Each year, if required, a statement on Form 1099-DIV identifying the source of the distribution is mailed to our stockholders. See “Part II, Item 8. Financial Statements and Supplementary Data— Note 10. Capital Transactions” for additional information.
Item 6.    Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
•the belief that the seniority of our debt investments in a borrower’s capital structure may provide greater downside protection against adverse economic changes, including those caused by the impacts of interest rate and inflation rate changes, the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, activity in South America, instability in the U.S. and international banking systems, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, the risk of recession or the impact of the prolonged shutdown of U.S. government services, and related market volatility on our business, our portfolio companies, our industry and the global economy;
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
•the general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the Middle East, the European Union, South America and China;
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

Overview
Key performance metrics per common share are presented below:

	December 31, 2025	December 31, 2024
Net asset value	$7.65	$10.21

	Year Ended December 31,
	2025	2024	2023
Net investment income	$0.63	$0.97	$1.14
Net increase (decrease) in net assets resulting from operations	(1.81)	0.74	0.36
Distributions paid	0.67	1.02	1.02
Our NAV per common share decreased from $10.21 at December 31, 2024 to $7.65 at December 31, 2025, primarily due to a net loss on investments of $3,893,549, or $2.44 per common share.
For the year ended December 31, 2025, our net loss on investments was primarily due to net realized and unrealized losses of $3,201,900 on our loan portfolio and net unrealized depreciation of $764,097 on our Structured Finance Securities. As of December 31, 2025, our portfolio had non-accrual loans with an aggregate fair value of $1,043,941, or 3.5% of our total investments at fair value, compared to no non-accrual loans at December 31, 2024. See “—Portfolio Composition and Investment Activity’ and “—Results of Operations” for additional details.
For the year ended December 31, 2025, total investment income decreased by $1,462,159 to $4,518,233, primarily due to a smaller interest-bearing investment portfolio, at cost, and the impact of lower SOFR rates driven by the U.S. Federal Reserve rate cuts. For the year ended December 31, 2025, the weighted-average performing income yield on interest-bearing investments decreased to 12.2%, compared to 13.9% during the year ended December 31, 2024. For the year ended December 31, 2025, total expenses, net of expense limitation support, decreased $758,560 compared to the year ended December 31, 2024, primarily due to decreases in interest expense and incentive fees. See “—Results of Operations—Investment Income” for additional details.
During the year ended December 31, 2025, our daily-average outstanding debt balance decreased to $18,568,836 from $21,461,448 during the prior year. For the year ended December 31, 2025, our weighted-average debt interest cost decreased to 6.8%, compared to 7.3% during the prior year, due to reductions in the daily-average outstanding balance (debt mix change) and debt costs on our Prime-rate based Banc of California Credit Facility. See “—Liquidity and Capital Resources” for additional details.
At December 31, 2025, the aggregate amount outstanding of the senior securities issued by us was $17,650,000, for which our asset coverage was 165%, exceeding our minimum asset coverage requirement of 150% under the 1940 Act. As of December 31, 2025, we remained in compliance with all applicable covenants under our outstanding debt facilities. As of December 31, 2025, we had an unused commitment of $4,850,000 under our Banc of California Credit Facility, subject to the terms of the borrowing base and other covenants. As of December 31, 2025, we had unfunded commitments of $1,127,528 to fund outstanding commitments to portfolio companies.
On January 28, 2026, our Board declared a distribution of $0.0167 per common share, which represented a 2.3% annualized distribution yield based on our common stock offering price as of January 29, 2026, which will be paid on April 15, 2026 to stockholders of record on January 28, 2026.
On February 25, 2026, our Board declared a distribution of $0.0167 per common share, which represented a 2.4% annualized distribution yield based on our common stock offering price as of February 26, 2026, which will be paid on April 15, 2026 to stockholders of record on February 25, 2026.
On March 3, 2026, we commenced a tender offer pursuant to which we are offering to purchase up to 15,966 shares of our issued and outstanding common stock at a price equal to our net asset value per share on March 28, 2026.
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
CLO Subordinated Notes and Loan Accumulation Facilities. Interest income on our CLO subordinated note securities is recognized in accordance with ASC Subtopic 325-40, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”), which contemplates estimating an effective yield to expected redemption utilizing estimated future cash flows from the investment. The expected cash flows of the underlying portfolio and to our security are developed utilizing a number of assumptions, including, among others, estimates of default rates, prepayment rates, redemption timing, reinvestment prices, and liquidation-redemption price. These assumptions, and correspondingly the estimated cash flows and accretable yields, are reviewed and updated at each payment date, generally quarterly. These assumed cash flows represent significant estimates and are subject to a reasonable possibility of near-term changes due to economic and credit market conditions, and the effect of these changes could be material. We ultimately may not realize income accreted on CLO subordinated note securities. The valuation of our Structured Finance Securities makes use of similar assumptions, plus a discount rate assumption, to develop estimated cash flows that are discounted to estimated net present value.
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
An optional redemption feature of a CLO allows a majority of the holders of the CLO subordinated notes issued by the CLO issuer, after the end of a specified non-call period, to cause the redemption of the CLO subordinated notes issued by the CLO with proceeds paid through either the liquidation of the CLO’s assets or through a refinancing with new debt. The optional redemption is effectively a voluntary prepayment of the CLO subordinated notes issued by the CLO prior to the stated maturity of such securities. When the optional redemption feature has been exercised on a CLO subordinated note, distributions received are first recorded as a return of capital until its cost basis is reduced to zero and recorded as realized gains thereafter. The principal amount of the CLO subordinated notes is not reduced for distributions received until the security is fully redeemed. Commencing on the optional redemption date, we cease accruing income on our CLO subordinated notes that will be redeemed. CLO subordinated notes which have been optionally redeemed are realized when the deal has been fully liquidated and discharged.
Non-Accrual Loans: We review, for placement on non-accrual status, all loans and CLO mezzanine debt investments when they become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. PIK income that has been contractually capitalized to the principal balance of the investment prior to the non-accrual designation date is not reserved against interest or dividend income, but rather is assessed through the valuation of the investment with corresponding adjustments to unrealized appreciation/depreciation, as applicable. Interest income and Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as interest income or applied as a reduction to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments or until a restructuring occurs and, in management’s judgment, it is probable that we will collect all principal and interest from the investment.
Acquisition Cost of Investments: Our lending activities may involve the acquisition of multiple financial instruments or rights either in an initial transaction, or in subsequent or “follow-on” transactions, including amendments to existing securities. These financial instruments can include loans, preferred and common stock, warrants, or membership interests in limited liability companies. Acquired rights can include fixed or variable fees that can be either guaranteed or contingent upon operating performance of the underlying portfolio companies. Moreover, these fees may be payable in cash or additional securities. The revenue recognized on these instruments is a function of the fee or other consideration allocated to them, including amounts allocated to loan syndication fees at the time of acquisition.
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
Fair value estimates
As of December 31, 2025, total investments of $29,768,535, representing approximately 98% of our total assets, were carried at fair value on the consolidated statements of assets and liabilities. As discussed more fully in “Item 8—Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies.” GAAP requires us to categorize fair value measurements according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). All of our investments carried at fair value are classified as either Level 2 and Level 3, with 84% of our investments classified as Level 3 as of December 31, 2025. In accordance with our investment strategy, we typically do not hold equity securities or other instruments that are actively traded on an exchange (Level 1).
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
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range for all investments at December 31, 2025:

	Fair Value at December 31, 2025	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
First lien	$18,083,409	$17,810,416	$18,411,461
Second lien	5,797,049	5,602,281	6,160,158

Structured Finance Securities:
Subordinated notes and other CLO equity related investments	5,227,081	4,921,346	5,532,816

Equity investments:
Preferred equity	36,265	36,265	36,265
Common equity and warrants	624,731	562,908	682,041
	$29,768,535	$28,933,216	$30,822,741
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
•Expense Limitation Agreements: We have benefited from the following contractual agreements with OFS Advisor:
◦The Investment Advisory Agreement with OFS Advisor contains provisions limiting organization and offering costs and Contractual Issuer Expenses that we incur. The Investment Advisory Agreement contains conditions under which we are obligated to reimburse OFS Advisor for expense limitations provided thereunder.
◦The Second Amended Expense Support Agreement contained provisions limiting all other operating expenses not supported under the Investment Advisory Agreement. Through the period ended December 31, 2024, the Second Amended Expense Support Agreement contained conditions under which we were obligated to reimburse OFS Advisor for expense support provided thereunder. On November 26, 2024, we entered into the ESA Termination Agreement with OFS Advisor to terminate the Second Amended Expense Support Agreement effective January 1, 2025.

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
In addition, we have submitted a new application for exemptive relief that, if granted, would supersede our existing Order and permit us to co-invest pursuant to a different set of conditions than those in our existing Order. However, there is no guarantee that the SEC will grant such application.
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
Portfolio Composition
As of December 31, 2025, the fair value of our debt investment portfolio totaled $23,880,458 in 24 portfolio companies, of which 76% and 24% were first lien and second lien loans, respectively. We also held equity investments in five portfolio companies with a fair value of $660,996 and five investments in Structured Finance Securities with a fair value of $5,227,081. Certain portfolio investments represent a larger percentage of our total assets or net assets and may involve longer expected holding periods or more limited liquidity alternatives than smaller positions, which management and the Board consider in connection with portfolio monitoring and valuation.
The following table summarizes the composition of our investment portfolio as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt investments(1)	$19,669,597	$18,083,409	$18,869,194	$18,050,368
Second lien debt investments	8,099,214	5,797,049	11,397,577	10,720,330
Preferred equity investments	34,464	36,265	34,464	35,763
Common equity and warrant investments	340,671	624,731	340,671	532,683
Total debt and equity investments	28,143,946	24,541,454	30,641,906	29,339,144
Structured Finance Securities	8,143,426	5,227,081	8,867,147	6,714,898
Total investments	$36,287,372	$29,768,535	$39,509,053	$36,054,042
Total number of portfolio companies	32	32	34	34
(1) Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position), as of December 31, 2025, with an amortized cost and fair value of $14,373,479 and $13,551,279, respectively. As of December 31, 2024, the amortized cost and fair value of unitranche investments was $12,118,634 and $12,008,672, respectively. Unitranche loans generally provide leverage levels comparable to a combination of first lien and second lien or subordinated loans. Investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal and interest.
As of December 31, 2025, approximately 100% and 80% of our loan portfolio and total portfolio, respectively, consisted of first lien and second lien loans, based on fair value.
As of December 31, 2025, the three largest industries of our Portfolio Company Investments by fair value were: (1) Health Care and Social Assistance (19.8%); (2) Manufacturing (14.4%); and (3) Information (14.2%), totaling approximately 48.4% of our debt and equity investment portfolio. For a full summary of our investment portfolio by industry, see “Item 8—Financial Statements—Note 4. Investments.”

The following table presents our ten largest investments by issuer based on fair value as of December 31, 2025:

Issuer Name	Investment Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value	% of Net Assets, at Fair Value
Honor HN Buyer, Inc.	Debt	$1,930,553	$1,942,518	6.5%	16.9%
Apex Credit CLO 2020 Ltd.(1)	Structured Finance Security	3,022,011	1,862,079	6.3	16.2
Asurion, LLC	Debt	1,443,871	1,497,428	5.0	13.1
Apex Credit CLO 2022-1 Ltd.(1)	Structured Finance Security	1,730,620	1,399,238	4.7	12.1
SS Acquisition, LLC	Debt	1,377,674	1,386,259	4.7	12.0
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets)	Debt	1,714,578	1,385,385	4.7	12.0
12 Interactive, LLC (D/B/A PerkSpot)	Debt	1,366,991	1,374,039	4.6	12.0
TruGreen Limited Partnership	Debt	1,517,919	1,372,500	4.6	11.9
One GI LLC	Debt	1,449,425	1,317,527	4.4	11.4
Clevertech Bidco, LLC	Debt	1,368,448	1,314,331	4.4	11.4
Total		$16,922,090	$14,851,304	49.9%	129.0%
(1) As of December 31, 2025, approximately 12.8% and 33.0% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
A deterioration or improvement in the operating performance of these portfolio investments, or other factors underlying the valuation of these investments, could have a material impact on our NAV.
Structured Finance Securities. The following table summarizes our Structured Finance Securities as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes and other CLO equity related investments	$8,143,426	$5,227,081	$7,889,570	$5,714,930
Mezzanine debt	—	—	977,577	999,968
Total Structured Finance Securities	$8,143,426	$5,227,081	$8,867,147	$6,714,898
Number of Structured Finance Securities	5	5	6	6
Non-performing Structured Finance Securities are securities that have not been optionally redeemed and have an effective yield of 0.0%, as remaining residual distributions are anticipated to be recognized as a return of capital. As of December 31, 2025, the aggregate amortized cost and fair value of non-performing Structured Finance Securities were $764,195 and $334,496, respectively. As of December 31, 2024, we did not have any non-performing Structured Finance Securities.
As of December 31, 2025 and 2024, we had no Structured Finance Securities that were optionally redeemed.
Portfolio Yields: The following table presents weighted-average yield metrics for our portfolio:

	Year Ended December 31,
	2025	2024
Weighted-average performing income yield(1):
Debt investments	12.2%	13.8%
Structured Finance Securities	12.1	14.0
Interest-bearing investments	12.2%	13.9%

Weighted-average realized yield:
Interest-bearing investments(2)	11.9%	13.8%
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
For the year ended December 31, 2025, our weighted-average performing income yield decreased 1.7% compared to the prior year, primarily due to a decrease in the income yield on our debt investments as a result of lower SOFR rates driven by Federal Reserve rate reductions and a decrease in the earned yields on our Structured Finance Securities related to underlying loan collateral spread compression.
The weighted average yield of our investments is not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level. As of December 31, 2025, 96% of our total loan portfolio, at fair value, consisted of variable rate investments, generally indexed to SOFR. See additional information under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”.
Investment Activity
The following is a summary of our investment activity for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Investments in debt and equity securities	$2,848,174	$9,861,071
Investments in Structured Finance Securities	657,798	—
Total investment purchases and originations	$3,505,972	$9,861,071

Proceeds from principal payments on portfolio investments	$4,334,185	$12,992,943
Proceeds from sales or redemptions of portfolio investments	1,671,477	2,959,261
Proceeds from distributions received from portfolio investments	1,319,298	1,705,305
Total proceeds from principal payments, sales or redemptions, and distributions received from portfolio investments	$7,324,960	$17,657,509
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Part 1, Item 1. Business—Portfolio Review/Risk Monitoring.” The following table shows the classification of our debt investments portfolio by risk category as of December 31, 2025 and 2024:

	Debt Investments as of December 31,
	2025			2024
Risk Category	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value
1 (Low Risk)	$—	$—	—%	$—	$—	—%
2 (Below Average Risk)	—	—	—	—	—	—
3 (Average)	19,709,290	19,156,151	80.2	22,994,301	22,906,190	79.6
4 (Special Mention)	8,059,521	4,724,307	19.8	7,272,470	5,864,508	20.4
5 (Substandard)	—	—	—	—	—	—
6 (Doubtful)	—	—	—	—	—	—
7 (Loss)	—	—	—	—	—	—
	$27,768,811	$23,880,458	100.0%	$30,266,771	$28,770,698	100.0%

Non-Accrual Loans
As of December 31, 2025
The following table shows the classification of our debt investments on non-accrual status:

	December 31, 2025
	Amortized Cost	Fair Value
First lien debt	$—	$—
Second lien debt	3,264,393	1,043,941
Total	$3,264,393	$1,043,941
During the year ended December 31, 2025, we placed loans to two portfolio companies on non-accrual status.
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

Comparison of the years ended December 31, 2025, 2024 and 2023
Operating results for the years ended December 31, 2025, 2024, and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023
Total investment income	$4,518,233	$5,980,392	$7,550,577
Total operating expenses	3,530,592	4,385,512	5,717,069
Net expense limitations under agreements with the adviser	(19,985)	(116,345)	(375,818)
Net operating expenses	3,510,607	4,269,167	5,341,251
Net investment income	1,007,626	1,711,225	2,209,326
Net realized losses, net of taxes	(809,620)	(929,693)	(487,580)
Net unrealized appreciation (depreciation), net of deferred taxes	(3,083,929)	515,144	(1,026,368)
Net increase (decrease) in net assets resulting from operations	$(2,885,923)	$1,296,676	$695,378
Discussion of the years ended December 31, 2025, 2024, and 2023
Investment Income
Investment income for the years ended December 31, 2025, 2024, and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023
Interest income	$4,227,457	$5,658,165	$7,332,911
PIK interest income	234,074	246,442	171,677
Dividend income	4,319	4,262	6,442
Fee income	52,383	71,523	39,547
Total investment income	$4,518,233	$5,980,392	$7,550,577
Interest income decreased $1,430,708 during the year ended December 31, 2025 compared to the prior year, primarily due to a smaller interest-bearing investment portfolio, at cost, and the impact of lower SOFR rates driven by the U.S. Federal Reserve rate cuts.
During the year ended December 31, 2025, we recognized PIK interest income of $234,074, which represented 5.2% of total investment income. During the year ended December 31, 2025, total PIK interest income decreased $12,368 compared to the prior year, primarily due to the placement of a second lien debt investment with an all-PIK interest rate on non-accrual status during the fourth quarter of 2025.
Fee income is primarily comprised of unused loan commitment fees, prepayment fees and syndication fees that generally result from periodic transactions rather than from holding portfolio investments, and are considered non-recurring. We may receive syndication fees on investments where OFS Advisor sources, structures and arranges the lending group. During the year ended December 31, 2025, fee income decreased $19,140 compared to the prior year, primarily due to a decrease in prepayment fee income.

Gross Expenses
Total operating expenses for the years ended December 31, 2025, 2024, 2023 are presented below:

	Year Ended December 31,
	2025	2024	2023
Expenses subject to limitation under the Investment Advisory Agreement:
Contractual Issuer Expenses	$12,595	$96,413	$366,413
Amortization of deferred offering costs	7,390	19,932	20,055
Total expenses subject to limitation under the Investment Advisory Agreement	19,985	116,345	386,468

Other operating expenses:
Interest expense	1,255,172	1,561,498	2,144,934
Base management fees	425,729	496,994	619,862
Incentive fees	149,884	427,806	552,332
Administrative fees	661,394	672,185	818,502
Professional fees	666,127	667,245	730,348
Transfer agent expenses	154,778	235,080	209,750
Excise tax	—	9,723	—
Other expenses	197,523	198,636	254,873
Total other operating expenses	3,510,607	4,269,167	5,330,601
Total operating expenses	$3,530,592	$4,385,512	$5,717,069
Expenses Limited under the Investment Advisory Agreement
Offering expenses. OFS Advisor incurred offering costs of $8,243, $6,826 and $29,572 during the years ended December 31, 2025, 2024 and 2023, respectively. All offering costs are deferred and amortized over a twelve month period from the date incurred. Offering costs in these periods consist of professional fees of attorneys and other fees related to the preparation of our private placement memorandum and our dealer-manager agreement, due diligence activities, and development of marketing plans and materials for our common stock.
Contractual Issuer Expenses. OFS Advisor incurred Contractual Issuer Expenses of $12,595, $96,413 and $366,413 for the years ended December 31, 2025, 2024 and 2023, respectively, related to salaries and direct expenses of personnel of OFS Advisor and their affiliates directly involved in the Offering. For the year ended December 31, 2025, Contractual Issuer Expenses decreased $83,818 compared to the prior year, primarily due to a decrease in activity under the Offering process.
We are conditionally obligated to pay OFS Advisor up to 1.5% of the gross proceeds raised in the Offering until all reimbursable organization and offering costs and Contractual Issuer Expenses paid by OFS Advisor and their affiliates have been recovered.
We reimbursed OFS Advisor $0, $0 and $10,650 for offering costs and Contractual Issuer Expenses during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, unreimbursed and unexpired offering costs and Contractual Issuer Expenses were $520,063.
The determination of expense limitations under the Investment Advisory Agreement are presented below:

	Year ended December 31,
	2025	2024	2023
Total Expenses limited under the Investment Advisory Agreement	$19,985	$116,345	$386,468
Offering costs and Contractual Issuer Expenses reimbursed	—	—	(10,650)
Offering costs and Contractual Issuer Expenses limitations under the Investment Advisory Agreement	$19,985	$116,345	$375,818
Other Operating Expenses
Interest expense. We incurred interest expense of $1,255,172, $1,561,498 and $2,144,934 for the years ended December 31, 2025, 2024 and 2023, respectively. During the year ended December 31, 2025, the decrease in interest expense compared to the prior year was primarily related to reductions in the daily-average outstanding balance and debt costs on our Banc of California Credit Facility.

Base management fees. Base management fees were $425,729, $496,994 and $619,862 for the years ended December 31, 2025, 2024 and 2023, respectively. During the year ended December 31, 2025, the decrease in base management fees compared to the prior year was primarily due to a smaller investment portfolio.
Incentive fees. Incentive fees were $149,884, $427,806 and $552,332 for the years ended December 31, 2025, 2024 and 2023, respectively. The decrease in incentive fees during the year ended December 31, 2025 was primarily due to a decrease in net investment income. For the years ended December 31, 2025, 2024 and 2023, incentive fees were comprised of Income Incentive Fees.
Administrative fees. Administrative fees were $661,394, $672,185 and $818,502 for the years ended December 31, 2025, 2024 and 2023, respectively, primarily related to legal services, accounting services related to record-keeping and the preparation and filing of required periodic reports with the SEC, and investor relation services. During the year ended December 31, 2025, administrative fees were stable compared to the prior year.
Professional fees. We incurred professional fees of $666,127, $667,245 and $730,348 for the years ended December 31, 2025, 2024 and 2023, respectively, primarily comprised of professional fees for our registered public accounting firm, attorneys and a third-party valuation service providers. During the year ended December 31, 2025, professional fees were stable compared to the prior year.
Transfer agent expenses. We incurred transfer agent expenses of $154,778, $235,080 and $209,750 for the years ended December 31, 2025, 2024 and 2023, respectively. During the year ended December 31, 2025, the decrease in transfer agent expenses primarily related to the change in payment frequency of common stock distributions from a monthly basis to a quarterly basis, and a smaller investor base.
During the years ended December 31, 2024 and 2023, our gross operating expenses (operating expenses exclusive of offering costs and Contractual Issuer Expenses, and before limitations) were subject to limitation under the Second Amended Expense Support Agreement. The Advisor’s obligation to provide such expense support was a function of declared distributions on our common stock, and the amount of support provided was determined by reference to estimated unsupported investment company taxable income and the amount of the declared distribution. The Second Amended Expense Support Agreement provided expense support such that distributions were not paid from Offering proceeds (i.e., not a return of capital).
On November 26, 2024, we entered into the ESA Termination Agreement with OFS Advisor to terminate the Second Amended Expense Support Agreement effective January 1, 2025. Effective upon the termination date, OFS Advisor was no longer obligated to provide expense support payments to us and OFS Advisor agreed to waive payment by us for any accrued and unpaid reimbursement payments, other than any reimbursement payments with respect to the quarter ended December 31, 2024, for which there were none.
As of December 31, 2024, unreimbursed and unexpired operating expense support was $144,315. In accordance with the ESA Termination Agreement, effective January 1, 2025, OFS Advisor waived its right to payment of any unreimbursed expense support, and we are no longer conditionally obligated to reimburse OFS Advisor for previously provided operating support of $144,315. During the years ended December 31, 2024 and 2023, OFS Advisor did not provide us with an expense support payment. See “Item 8—Financial Statements—Note 3. Related Party Transactions.”
Net realized and unrealized gain (loss) on investments
During the year ended December 31, 2025, we recognized a net loss on investments of $3,893,549, as a result of net realized losses of $809,620, net unrealized depreciation of $3,063,826 and deferred income taxes of $20,103. For the year ended December 31, 2025, our net loss on investments was primarily due to net realized and unrealized losses of $3,201,900 on our loan portfolio and net unrealized depreciation of $764,097 on our Structured Finance Securities.
During the year ended December 31, 2024, we recognized a net loss on investments of $414,549, as a result of net realized losses of $922,604 and current/deferred income taxes of $56,489, which was offset by net unrealized appreciation of $564,544. For the year ended December 31, 2024, our net loss on investments was primarily due to net realized and unrealized losses of $712,461 on our loan portfolio, partially offset by net unrealized appreciation of $354,401 on our Structured Finance Securities and equity investments.
During the year ended December 31, 2023, we recognized a net loss on investments of $1,513,948, as a result of net realized losses of $474,579, net unrealized depreciation of $985,438, and current and deferred income taxes of $53,932. During the year ended December 31, 2023, we experienced net unrealized depreciation of $818,507 on our Structured Finance Securities managed by a single advisor.

Comparison of the three months ended December 31, 2025 and September 30, 2025
Consolidated operating results for the three months ended December 31, 2025 and September 30, 2025 are presented below:

	Three Months Ended
	December 31, 2025	September 30, 2025
Investment income
Interest income	$913,648	$1,001,286
PIK interest income	6,869	79,237
Dividend Income	1,088	1,082
Fee income	8,401	26,247
Total investment income	930,006	1,107,852
Operating expenses
Interest expense	286,089	290,697
Base management fees	95,383	103,499
Incentive fees	—	36,741
Administrative fees	166,050	149,454
Professional fees	151,756	163,758
Transfer agent expenses	26,033	45,159
Other expenses	52,465	51,731
Contractual Issuer Expenses (credits)	(4,658)	2,871
Amortization of deferred offering costs	2,078	2,078
Total operating expenses	775,196	845,988
Net expense (limitations) under agreement with the adviser	2,580	(4,949)
Net operating expenses	777,776	841,039
Net investment income	152,230	266,813
Net loss on investments	(1,849,170)	(1,119,459)
Net decrease in net assets resulting from operations	$(1,696,940)	$(852,646)

Net investment income per share	$0.10	$0.17
Net decrease in net assets resulting from operations per share	$(1.11)	$(0.54)
Distributions declared per share	$0.13	$0.18
Investment Income
During the three months ended December 31, 2025, total investment income decreased $177,846 compared to the prior quarter, primarily due to a decrease in non-recurring interest and fee income and the placement of a loan on non-accrual status and a smaller interest-bearing investment portfolio.

Gross Expenses
Total operating expenses for the three months ended December 31, 2025 and September 30, 2025 are presented below:

	Three Months Ended
	December 31, 2025	September 30, 2025
Expenses subject to limitation under the Investment Advisory Agreement:
Amortization of deferred offering costs	$2,078	$2,078
Contractual Issuer Expenses (credits)	(4,658)	2,871
Total expenses (credits) subject to limitation under the Investment Advisory Agreement	(2,580)	4,949

Other operating expenses:
Interest expense	286,089	290,697
Base management fees	95,383	103,499
Incentive fees	—	36,741
Administrative fees	166,050	149,454
Professional fees	151,756	163,758
Transfer agent expenses	26,033	45,159
Other expenses	52,465	51,731
Total other operating expenses	777,776	841,039
Total operating expenses	$775,196	$845,988
For the three months ended December 31, 2025, total operating expenses decreased $70,792 compared to the prior quarter, primarily due to a decrease in incentive fees of $36,741.
Net realized and unrealized gain (loss) on investments
For the three months ended December 31, 2025, our portfolio experienced net realized and unrealized losses of $1,849,170, primarily due to net unrealized depreciation of $1,453,737 on our non-accrual debt investments.
For the three months ended September 30, 2025, we recognized a net loss on investments of $1,119,459 due to a net realized loss of $773,945 and net unrealized depreciation of $345,514, net of taxes. For the quarter ended September 30, 2025, our net realized loss of $773,945 was primarily due to the sale of a debt investment, resulting in a current quarter impact to our NAV of $252,322.
Portfolio Yields: The following table presents weighted-average yield metrics for our portfolio:

	Three Months Ended
	December 31, 2025	September 30, 2025
Weighted-average performing income yield(1):
Debt investments	11.1%	12.3%
Structured Finance Securities	11.7	11.4
Interest-bearing investments	11.3%	12.1%

Weighted-average realized yield:
Interest-bearing investments(2)	10.4%	11.8%
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
For the three months ended December 31, 2025, the decrease in our weighted-average performing income yield was primarily due to a decrease in the earned yields of our debt investments related a loan with an 18% fixed interest rate being placed on non-accrual status during the quarter.

Liquidity and Capital Resources
At December 31, 2025, we held cash and cash equivalents of $493,834 and had an unused commitment of $4,850,000 under our Banc of California Credit Facility, subject to borrowing base requirements and other covenants.
As of December 31, 2025, we had unfunded commitments of $1,127,528 to fund outstanding commitments to portfolio companies
At December 31, 2025, the aggregate amount outstanding of the senior securities issued by us was $17,650,000, for which our asset coverage was 165%, exceeding our minimum asset coverage requirement of 150% under the 1940 Act. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
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

	Year Ended December 31,
	2025	2024	2023
Cash from net investment income(1)	$548,145	$949,863	$1,738,222
Net repayments and sales of portfolio investments(2)	4,148,102	5,421,687	8,915,716
Net cash provided by operating activities	4,696,247	6,371,550	10,653,938
Net proceeds from issuances of common stock	—	—	868,080
Repurchases of common stock	(1,559,454)	(2,008,669)	(2,217,546)
Net repayments under revolving line of credit	(2,615,000)	(2,400,000)	(7,500,000)
Distributions paid to stockholders(3)	(1,008,043)	(1,790,628)	(1,969,788)
Net cash used in financing activities	(5,182,497)	(6,199,297)	(10,819,254)
Net increase (decrease) in cash and cash equivalents	$(486,250)	$172,253	$(165,316)
(1)    Cash from net investment income includes all other cash flows from operating activities reported in our statements of cash flows other than the amounts described below.
(2)    Net repayments and sales of portfolio investments includes the purchase and origination of portfolio investments, proceeds from principal payments on portfolio investments, proceeds from sale or redemption of portfolio investments, changes in receivable for investments sold, payable from investments purchased as reported in our statements of cash flows, as well as differences in proceeds from distributions received from Structured Finance Securities relative to accretion of interest income on Structured Finance Securities.
(3)    For the year ended December 31, 2025, we estimated distributions paid to stockholders were comprised of ordinary income of 85.1% and a tax return of capital of 14.9%. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our estimated ICTI and distributions paid for the full year. Each year, if required, a statement on Form 1099-DIV identifying the source of the distribution is mailed to our stockholders. Actual 2025 U.S. federal taxable income will not be finally determined until our 2025 U.S. federal tax return is filed in 2026.
Comparison of the years ended December 31, 2025 and 2024.
During the year ended December 31, 2025, operating activities provided net cash of $4,696,247, compared to operating activities providing $6,371,550 in net cash during the year ended December 31, 2024. The decrease in cash provided by operating activities compared to the prior year was primarily due to a reduction in net repayments and sales of portfolio investments. In addition, for the year ended December 31, 2025, net cash provided by operating activities benefited from the positive cash flow impact of expense limitations under the Investment Advisory Agreement of $19,985, which reduced the net amount paid to OFS Advisor and affiliates. Expense support and limitation under the Investment Advisory Agreement is cancellable at any time.
During the year ended December 31, 2025, we used net cash of $5,182,497 in financing activities, compared to financing activities using $6,199,297 of net cash during the year ended December 31, 2024. This decrease in net cash used in financing activities was primarily due to a decrease in distributions paid to stockholders of $782,585.

Comparison of the years ended December 31, 2024 and 2023.
During the year ended December 31, 2024, operating activities provided net cash of $6,371,550, compared to operating activities providing $10,653,938 in net cash during the year ended December 31, 2023. The decrease in cash provided by operating activities compared to the prior year was primarily due to a reduction in net repayments of portfolio investments. In addition, net cash provided by operating activities benefited from the positive cash flow impact of expense limitations under the Investment Advisory Agreement of $116,345 for the year ended December 31, 2024, which reduced the net amount paid to OFS Advisor and affiliates.
During the year ended December 31, 2024, we used net cash of $6,199,297 in financing activities, compared to financing activities using $10,819,254 of net cash during the year ended December 31, 2023. This decrease in net cash used in financing activities was primarily related a decrease of $5,100,000 in net repayments on our Banc of California Credit Facility.
Borrowings
Banc of California Credit Facility: We are party to the BLA with Banc of California, as lender, to provide us with a senior secured revolving credit facility, or the Banc of California Credit Facility. The Banc of California Credit Facility is available for general corporate purposes including investment funding. The maximum availability of the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which typically excludes Structured Finance Securities, revolving loans, and non-performing loans, and as otherwise specified in the BLA.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, and a statutory asset coverage test. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of December 31, 2025, we were in compliance with the applicable covenants.
The key terms of the Banc of California Credit Facility as of December 31, 2025 were as follows:

	Principal Outstanding	Unused Commitment	Floor Rate	Interest Rate	Stated Coupon	Annual Commitment Fee	Maturity Date(1)
Banc of California Credit Facility	$2,650,000	$4,850,000	5.00%	Prime + 0.25%	7.00%	0.50%	February 28, 2026
(1) On January 9, 2026, we amended the Banc of California Credit Facility to extend the maturity date from February 28, 2026 to February 28, 2028.
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
On December 29, 2025, we amended the Banc of California Credit Facility to, among other things: (i) decrease the maximum commitment amount from $15,000,000 to $7,500,000; (ii) decrease the minimum tangible net asset value covenant from $12,000,000 to $7.500,000; and (iii) decrease the covenant requiring minimum quarterly net investment income after management/incentive fee from $200,000 to $150,000.
On January 9, 2026, we amended the Banc of California Credit Facility to extend the maturity date from February 28, 2026 to February 28, 2028.
Unsecured Note: On November 27, 2019, we entered into the Note Purchase Agreement pursuant to which we issued the Unsecured Note. The purchase price of the Unsecured Note was $14,690,655 after deducting the offering price discount. Interest on the Unsecured Note is due quarterly. In addition, we are obligated to repay the Unsecured Note at par if certain change in control events occur. The Unsecured Note is a general unsecured obligation that ranks pari passu with all outstanding and future unsecured unsubordinated indebtedness we may issue.
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

As of December 31, 2025, the Unsecured Note had the following terms and balances:

	Principal Outstanding	Unamortized Deferred Debt Issuance Costs	Stated Interest Rate	Effective Interest Rate(1)	Maturity
Unsecured Note	$15,000,000	$66,630	5.50%	5.98%	November 27, 2026
(1) The effective interest rate on the Unsecured Note includes deferred debt issuance cost amortization.
The average daily-outstanding debt balance and average interest rate for all of our debt for the years ended December 31, 2025, 2024, and 2023, were as follows:

Year ended	Average Dollar Borrowings	Weighted Average Interest Rate
December 31, 2025	$18,568,836	6.76%
December 31, 2024	21,461,448	7.28
December 31, 2023	28,620,959	7.49
Other Liquidity Matters
We expect to fund the growth of our investment portfolio through the private placement of our common shares and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act. We cannot assure stockholders that our plans to raise capital will be successful. In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments or make additional investments in our portfolio companies. The illiquidity of certain portfolio investments, in particular, equity investments, may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value and incur a capital loss.
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

Contractual Obligations
On July 15, 2016, we, with approval by our Board, entered into the Investment Advisory Agreement and the Administration Agreement. The Investment Advisory Agreement became effective as of August 30, 2016, the date that we satisfied the requirement of raising gross proceeds of $1,000,000 in the Offering, and the Board most recently approved its continuation on April 3, 2025.
On February 2, 2022, with approval by our Board, we entered into the Second Amended Expense Support Agreement and Second Amended Dealer Manager Agreement. On November 26, 2024, we entered into the ESA Termination Agreement with OFS Advisor to terminate the Second Amended Expense Support Agreement effective January 1, 2025. Effective January 1, 2025, we were no longer conditionally obligated to reimburse OFS Advisor for previously provided operating support of $144,315. See “Item 8—Financial Statements—Note 3. Related Party Transactions.”
At December 31, 2025, we had $493,834 of cash and cash equivalents, as well as unused commitment under our Banc of California Credit Facility of $4,850,000, to meet our short-term contractual obligations such as unfunded commitments to portfolio companies of $1,127,528.
Short-term contractual obligations, such as the Unsecured Note that matures in 2026 and has an outstanding principal balance of $15,000,000 as of December 31, 2025, can be amended to extend the maturity date, refinanced by issuing additional senior securities in advance of the maturity date or can be repaid by selling portfolio investments that have a fair value of $29,768,535. We cannot, however, be certain that these source of funds will be available and upon terms acceptable to us in sufficient amounts in the future. All of our investments carried at fair value are classified as either Level 2 or Level 3 under ASC 820, with 84% of our investments classified as illiquid Level 3 investments as of December 31, 2025. In accordance with our investment strategy, we typically do not hold equity securities or other instruments that are actively traded on an exchange (Level 1). If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value and incur significant realized losses on our invested capital.
Off-Balance Sheet Arrangements
OFS Advisor and its affiliates have incurred organizational and offering costs, and Contractual Issuer Expenses related to us, of which $520,063 and $875,049 were unreimbursed as of December 31, 2025 and 2024, respectively. We remain conditionally liable for organization and offering costs incurred by OFS Advisor and its affiliates on our behalf. See “Item 8— Financial Statements—Note 3. Related Party Transactions.”
As of December 31, 2024, OFS Advisor had provided unreimbursed operating expense support of $144,315. Pursuant to the ESA Termination Agreement, effective January 1, 2025, OFS Advisor waived its right to payment of any unreimbursed expense support and was no longer conditionally obligated to reimburse OFS Advisor for previously provided operating support of $144,315. See “Item 8—Financial Statements—Note 3. Related Party Transactions.”
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
Our Board maintains a variable dividend policy with the objective of distribution amounts of not less than 90% of our quarterly taxable income or potential annual income for a particular year. In addition, during the year, we may pay a special dividend, such that we may make additional, non-recurring, distributions of accumulated taxable income, while maintaining the option to spill over our excess taxable income to a following year. We may choose to retain a portion of our taxable income in any year and pay the 4% U.S. federal excise tax on the retained amounts. For the years ended December 31, 2025, 2024 and 2023, we recognized U.S. federal excise taxes of $0, $9,723, and $0, respectively.

The following table reflects the cash distributions per share that we declared on our common stock during the years ended December 31, 2025, 2024, and 2023. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Per Share Amount	Cash Distribution
Year ended December 31, 2025
January 29, 2025	January 29, 2025	April 15, 2025	$0.06000	$99,846
February 26, 2025	February 26, 2025	April 15, 2025	0.06000	99,846
March 27, 2025	March 27, 2025	April 15, 2025	0.06000	97,206
April 26, 2025	April 28, 2025	July 15, 2025	0.06000	97,206
May 28, 2025	May 28, 2025	July 15, 2025	0.06000	97,205
June 26, 2025	June 26, 2025	July 15, 2025	0.06000	94,617
July 29, 2025	July 29, 2025	October 15, 2025	0.06000	94,617
August 27, 2025	August 27, 2025	October 15, 2025	0.06000	94,617
September 26, 2025	September 26, 2025	October 15, 2025	0.06000	92,098
October 29, 2025	October 29, 2025	January 15, 2026	0.04375	67,154
November 25, 2025	November 25, 2025	January 15, 2026	0.04375	67,154
December 29, 2025	December 29, 2025	January 15, 2026	0.04375	65,900
			$0.67125	$1,067,466
Year ended December 31, 2024
January 27, 2024	January 29, 2024	February 5, 2024	$0.0846	$155,292
February 27, 2024	February 27, 2024	March 5, 2024	0.0846	155,292
March 27, 2024	March 27, 2024	April 5, 2024	0.0846	151,178
April 26, 2024	April 26, 2024	May 6, 2024	0.0846	151,178
May 29, 2024	May 29, 2024	June 5, 2024	0.0846	151,178
June 26, 2024	June 26, 2024	July 5, 2024	0.0846	147,168
July 27, 2024	July 29, 2024	August 5, 2024	0.0846	147,168
August 28, 2024	August 28, 2024	September 5, 2024	0.0846	147,168
September 26, 2024	September 26, 2024	October 7, 2024	0.0846	143,238
October 29, 2024	October 29, 2024	November 5, 2024	0.0846	143,238
November 26, 2024	November 26, 2024	December 5, 2024	0.0846	143,238
December 27, 2024	December 27, 2024	January 6, 2025	0.0846	140,785
			$1.0152	$1,776,121
Year ended December 31, 2023
January 27, 2023	January 27, 2023	February 6, 2023	$0.0846	$167,313
February 24, 2023	February 24, 2023	March 6, 2023	0.0846	167,595
March 29, 2023	March 29, 2023	April 5, 2023	0.0846	166,868
April 25, 2023	April 26, 2023	May 5, 2023	0.0846	166,868
May 26, 2023	May 26, 2023	June 5, 2023	0.0846	166,868
June 28, 2023	June 28, 2023	July 5, 2023	0.0846	162,632
July 27, 2023	July 27, 2023	August 7, 2023	0.0846	163,701
August 28, 2023	August 29, 2023	September 5, 2023	0.0846	163,701
September 26, 2023	September 27, 2023	October 5, 2023	0.0846	159,478
October 27, 2023	October 27, 2023	November 6, 2023	0.0846	159,478
November 27, 2023	November 28, 2023	December 5, 2023	0.0846	159,477
December 27, 2023	December 27, 2023	January 5, 2024	0.0846	155,292
			$1.0152	$1,959,271

Distributions of current year or accumulated prior years ICTI will be characterized as distributions of ordinary income. Distributions in excess of our current and accumulated ICTI will be treated first as a return of capital to the extent of a stockholder’s tax basis, and any remaining distributions will be treated as a capital gain. For the year ended December 31, 2025, we estimated distributions paid to stockholders were comprised of ordinary income of 85.1% and a tax return of capital of 14.9%. For the years ended December 31, 2024 and 2023, we estimated distributions paid to stockholders were comprised of 100% ordinary income. The determination of the tax attributes of our distributions is made annually as of the end of its fiscal year based upon our estimated ICTI and distributions paid for the full year. Each year, if required, a statement on Form 1099-DIV identifying the source of the distribution is mailed to our stockholders. The calculation of 2025 U.S. federal taxable income is based on certain estimated amounts, including information received from third parties and, as a result, actual 2025 U.S. federal taxable income will not be finally determined until our 2025 U.S. federal tax return is filed in 2026.
Repurchase of common stock
Since November 2018, the Board has approved quarterly tender offers to purchase shares of our outstanding common stock. Since November 2019, we have conducted quarterly tender offers to purchase, in each case, 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period. Commencing with the tender offer in March 2026, the Board expects to approve offers to purchase approximately 4.0% of the weighted average number of outstanding shares of our common stock in any 12-month period, subject to a 1.0% limit in each quarter. The offer to repurchase shares allow our stockholders to sell their shares back to us at a price equal to the most recently determined NAV per share of our common stock immediately prior to the date of repurchase. Any decision to repurchase shares is evaluated by our board of directors based on a variety of factors, including available liquidity, leverage considerations and investment opportunities.
The following table summarizes the common stock repurchases by us for the years ended December 31, 2025, 2024 and 2023:

	Number of Shares	Amount
Year ended December 31, 2025
January 1, 2025 through March 31, 2025	44,045	$448,381
April 1, 2025 through June 30, 2025	43,116	425,120
July 1, 2025 through September 30, 2025	42,020	391,622
October 1, 2025 through December 31, 2025	28,641	253,479
Total	157,822	$1,518,602
Year ended December 31, 2024
January 1, 2024 through March 31, 2024	48,625	$514,943
April 1, 2024 through June 30, 2024	47,393	495,729
July 1, 2024 through September 30, 2024	46,460	472,034
October 1, 2024 through December 31, 2024	28,998	294,331
Total	171,476	$1,777,037
Year ended December 31, 2023
January 1, 2023 through March 31, 2023	50,225	$564,529
April 1, 2023 through June 30, 2023	50,083	535,888
July 1, 2023 through September 30, 2023	49,926	542,188
October 1, 2023 through December 31, 2023	49,479	525,963
Total	199,713	$2,168,568
All repurchased shares were retired upon acquisition.
Recent Developments
Banc of California Amendment
On January 9, 2026, we amended the Banc of California Credit Facility to extend the maturity date from February 28, 2026 to February 28, 2028.
Declaration of January 2026 Distribution
On January 28, 2026, our Board declared a distribution of $0.0167 per common share, which represented a 2.3% annualized distribution yield based on our common stock offering price as of January 29, 2026, which will be paid on April 15, 2026 to stockholders of record on January 28, 2026.

Declaration of February 2026 Distribution
On February 25, 2026, our Board declared a distribution of $0.0167 per common share, which represented a 2.4% annualized distribution yield based on our common stock offering price as of February 26, 2026, which will be paid on April 15, 2026 to stockholders of record on February 25, 2026.
First Quarter 2026 Tender Offer
On March 3, 2026, we commenced a tender offer pursuant to which we are offering to purchase up to 15,966 shares of our issued and outstanding common stock at a price equal to our net asset value per share on March 28, 2026.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, activity in South America, interest rate and inflation rate changes, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, instability in the U.S. and international banking systems and the risk of recession and the impact of the prolonged shutdown of U.S. government services has introduced significant volatility in the financial markets, and the effects of this volatility has impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I—1A. Risk Factors”.
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of most portfolio investments without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate significantly from period-to-period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to “Item 8. Consolidated Financial Statements” for the year ended December 31, 2025 for more information relating to our investment valuation.
Interest Rate Risk
As of December 31, 2025, 96% of our total debt investments at fair value bore interest at floating interest rates and contained interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. The aggregate 175 basis point reductions in the U.S. Federal Reserve target federal funds rate from September 2024 through December 2025 has resulted in our variable rate debt investments generating less interest income. Changes in interest rates, including potential additional interest rate reductions approved by the U.S. Federal Reserve, may impact our results of operations, cost of funding and the valuation of our investments. Additional reductions in interest rates would reduce our interest income, which could in turn decrease our net investment income if such decreases in base interest rates are not offset by other factors, such as increases in the spread over such base interest rates or decreases in our operating expenses.
Our outstanding Unsecured Note bears interest at a fixed rate, which may result in net interest margin compression in a period of falling rates. Our Banc of California Credit Facility has a floating interest rate provision based on the Prime Rate, which resulted in a stated interest rate of 7.00% as of December 31, 2025.
Interest rate sensitivity refers to the change in interest income and interest expense that may result from changes in the level of interest rates. As of December 31, 2025, 1-month and 3-month SOFR were 3.69% and 3.65%, respectively. Assuming that the consolidated balance sheet as of December 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical changes in reference rates:

Basis point increase	Interest income	Interest expense	Net change
25	$46,428	$(6,625)	$39,803
50	109,306	(13,250)	96,056
75	172,185	(19,875)	152,310
100	235,063	(26,500)	208,563
125	297,942	(33,125)	264,817

Basis point decrease	Interest income	Interest expense	Net change
25	$(79,329)	$6,625	$(72,704)
50	(142,208)	13,250	(128,958)
75	(204,312)	19,875	(184,437)
100	(265,224)	26,500	(238,724)
125	(326,135)	33,125	(293,010)
Although we believe that the foregoing analysis is illustrative of our net investment income sensitivity to interest rate changes as of December 31, 2025, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facilities, that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Hancock Park Corporate Income, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Hancock Park Corporate Income, Inc. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodians, agent banks, portfolio companies, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.
Chicago, Illinois
March 13, 2026

Hancock Park Corporate Income, Inc.
Consolidated Statements of Assets and Liabilities

	December 31,
	2025	2024
Assets:
Non-control/non-affiliate investments, at fair value (amortized cost of $36,287,372 and $39,509,053 respectively)	$29,768,535	$36,054,042
Cash and cash equivalents	493,834	980,084
Receivable for investment sold	—	1,501,861
Interest receivable	105,708	163,585
Prepaid expenses and other assets	45,995	84,137
Total assets	30,414,072	38,783,709

Liabilities:
Revolving line of credit	2,650,000	5,265,000
Unsecured note (net of deferred debt issuance costs of $66,630 and $139,317, respectively)	14,933,370	14,860,683
Payable for investment purchased	—	257,393
Due to adviser and affiliates (see Note 3)	388,139	507,133
Payable for repurchase of common stock	253,479	294,331
Distributions payable	200,208	140,785
Interest payable	78,680	81,861
Other liabilities	391,183	385,519
Total liabilities	18,895,059	21,792,705

Commitments and contingencies (Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized, 1,506,301 and 1,664,123 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1,506	1,664
Paid-in capital in excess of par	20,525,979	22,203,936
Total accumulated losses	(9,008,472)	(5,214,596)
Total net assets	11,519,013	16,991,004

Total liabilities and net assets	$30,414,072	$38,783,709

Number of shares outstanding	1,506,301	1,664,123
Net asset value per share	$7.65	$10.21

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024	2023
Investment income
Interest income	$4,227,457	$5,658,165	$7,332,911
PIK interest income	234,074	246,442	171,677
Dividend income	4,319	4,262	6,442
Fee income	52,383	71,523	39,547
Total investment income	4,518,233	5,980,392	7,550,577

Operating expenses
Interest expense	1,255,172	1,561,498	2,144,934
Base management fees	425,729	496,994	619,862
Incentive fees	149,884	427,806	552,332
Administrative fees	661,394	672,185	818,502
Professional fees	666,127	667,245	730,348
Transfer agent expenses	154,778	235,080	209,750
Other expenses	197,523	198,636	254,873
Excise tax	—	9,723	—
Contractual Issuer Expenses (see Notes 2 and 3)	12,595	96,413	366,413
Amortization of deferred offering costs	7,390	19,932	20,055
Total operating expenses	3,530,592	4,385,512	5,717,069
Less: Net expense limitations under agreements with the adviser (see Notes 2 and 3)	(19,985)	(116,345)	(375,818)
Net operating expenses	3,510,607	4,269,167	5,341,251

Net investment income	1,007,626	1,711,225	2,209,326

Net realized and unrealized gain (loss) on investments
Net realized loss on investments	(809,620)	(922,604)	(474,579)
Income tax expense on net realized investment gains	—	(7,089)	(13,001)
Net unrealized appreciation (depreciation) on investments	(3,063,826)	564,544	(985,437)
Deferred tax expense on net unrealized appreciation	(20,103)	(49,400)	(40,931)
Net loss on investments	(3,893,549)	(414,549)	(1,513,948)

Net increase (decrease) in net assets resulting from operations	$(2,885,923)	$1,296,676	$695,378

Net investment income per common share - basic and diluted	$0.63	$0.97	$1.14
Net increase (decrease) in net assets resulting from operations per common share - basic and diluted	$(1.81)	$0.74	$0.36
Distributions declared per common share	$0.67	$1.02	$1.02
Basic and diluted weighted average common shares outstanding and subscribed	1,596,607	1,761,216	1,944,621

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Changes in Net Assets

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (losses)	Total net assets
Balances at December 31, 2022	1,977,694	$1,977	$25,885,923	$(3,869,953)	$22,017,947
Net increase in net assets resulting from operations:
Net investment income	—	—	—	2,209,326	2,209,326
Net realized loss on investments, net of taxes	—	—	—	(487,580)	(487,580)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	(1,026,368)	(1,026,368)
Tax reclassifications of permanent differences	—	—	(388,972)	388,972	—
Common stock issued	57,618	58	661,942	—	662,000
Repurchases of common stock	(199,713)	(200)	(2,168,368)	—	(2,168,568)
Distributions from net investment income	—	—	—	(1,959,271)	(1,959,271)
Net decrease for the year ended December 31, 2023	(142,095)	(142)	(1,895,398)	(874,921)	(2,770,461)
Balances at December 31, 2023	1,835,599	$1,835	$23,990,525	$(4,744,874)	$19,247,486

Net increase in net assets resulting from operations:
Net investment income	—	—	—	1,711,225	1,711,225
Net realized loss on investments, net of taxes	—	—	—	(929,693)	(929,693)
Net unrealized appreciation on investments, net of deferred taxes	—	—	—	515,144	515,144
Tax reclassifications of permanent differences	—	—	(9,723)	9,723	—
Repurchases of common stock	(171,476)	(171)	(1,776,866)	—	(1,777,037)
Distributions from net investment income	—	—	—	(1,776,121)	(1,776,121)
Net decrease for the year ended December 31, 2024	(171,476)	(171)	(1,786,589)	(469,722)	(2,256,482)
Balances at December 31, 2024	1,664,123	$1,664	$22,203,936	$(5,214,596)	$16,991,004

Net decrease in net assets resulting from operations:
Net investment income	—	—	—	1,007,626	1,007,626
Net realized loss on investments	—	—	—	(809,620)	(809,620)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	(3,083,929)	(3,083,929)
Repurchases of common stock	(157,822)	(158)	(1,518,444)	—	(1,518,602)
Distributions to stockholders:
Distributions from net investment income	—	—	—	(907,953)	(907,953)
Distributions from tax return of capital	—	—	(159,513)	—	(159,513)
Net decrease for the year ended December 31, 2025	(157,822)	(158)	(1,677,957)	(3,793,876)	(5,471,991)
Balances at December 31, 2025	1,506,301	$1,506	$20,525,979	$(9,008,472)	$11,519,013
See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(2,885,923)	$1,296,676	$695,378
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net unrealized (appreciation) depreciation on investments, net of deferred taxes	3,083,929	(515,144)	1,026,368
Net realized loss on investments, net of taxes	809,620	929,693	487,580
Amortization of Net Loan Fees	(263,532)	(381,364)	(430,346)
Amendment fees received	5,993	25,619	30,298
Amortization of deferred debt issuance costs	154,386	170,610	79,090
Payment-in-kind interest	(234,074)	(246,442)	(176,882)
Accretion of interest income on Structured Finance Securities	(915,354)	(1,130,283)	(1,479,366)
Purchase of portfolio investments	(3,505,972)	(9,861,071)	(4,801,354)
Proceeds from principal payments on portfolio investments	4,334,185	12,992,943	9,243,487
Proceeds from the sale or redemption of portfolio investments	1,671,477	2,959,261	4,413,511
Distributions received from portfolio investments	1,319,298	1,705,305	1,539,438
Changes in other operating assets and liabilities:
Interest receivable	57,877	78,301	(57,540)
Receivable for investments sold	1,501,861	(1,501,861)	—
Due to advisor and affiliates	(118,994)	(408,905)	199,289
Payable for investments purchased	(257,393)	257,393	—
Interest payable	(3,181)	3,741	(4,061)
Other assets and liabilities	(57,956)	(2,922)	(110,952)
Net cash provided by operating activities	4,696,247	6,371,550	10,653,938

Cash flows from financing activities
Net proceeds from the issuance of common stock	—	—	868,080
Distributions paid to stockholders	(1,008,043)	(1,790,628)	(1,969,788)
Repurchases of common stock	(1,559,454)	(2,008,669)	(2,217,546)
Borrowings under revolving line of credit	4,350,000	3,100,000	6,985,000
Repayments under revolving line of credit	(6,965,000)	(5,500,000)	(14,485,000)
Net cash used in financing activities	(5,182,497)	(6,199,297)	(10,819,254)
Net increase (decrease) in cash and cash equivalents	(486,250)	172,253	(165,316)
Cash and cash equivalents — beginning of year	980,084	807,831	973,147
Cash and cash equivalents — end of year	$493,834	$980,084	$807,831

Supplemental disclosure of cash flow information:
Offering costs and Contractual Issuer Expenses paid by investment adviser and its affiliates (see Notes 2 and 3)	$20,838	$103,239	$395,985
Amortization of deferred offering costs limited by investment adviser (see Notes 2 and 3)	7,390	19,932	20,055
Cash paid for interest	1,103,967	1,387,147	2,069,905
Cash paid for taxes	6,373	30,951	1,398
See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2025

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
12 Interactive, LLC (D/B/A PerkSpot)	Software Publishers
First Lien Debt		9.42%	SOFR+	5.75%	9/5/2025	9/5/2030	$776,100	$771,574	$776,100	6.8%
First Lien Debt		9.42%	SOFR+	5.75%	9/5/2025	3/5/2027	598,500	595,978	598,500	5.2
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	5.75%	9/5/2025	9/5/2030	—	(561)	(561)	—
							1,374,600	1,366,991	1,374,039	12.0
AIDC IntermediateCo 2, LLC	Computer Systems Design Services
First Lien Debt		8.97%	SOFR+	5.25%	7/22/2022	7/22/2027	485,000	481,228	484,515	4.2
First Lien Debt		8.97%	SOFR+	5.25%	7/31/2023	7/22/2027	11,344	11,225	11,333	0.1
							496,344	492,453	495,848	4.3
Allen Media, LLC	Cable and Other Subscription Programming
First Lien Debt		9.32%	SOFR+	5.50%	9/15/2022	2/10/2027	1,205,228	1,171,094	944,532	8.2

Associated Springs, LLC	Spring Manufacturing
First Lien Debt		8.59%	SOFR+	4.75%	12/10/2024	4/4/2030	554,741	545,859	553,077	4.8
First Lien Debt (Delayed Draw) (12)		8.57%	SOFR+	4.75%	12/10/2024	4/4/2030	59,591	57,607	58,300	0.5
							614,332	603,466	611,377	5.3
Asurion, LLC (9)	Communication Equipment Repair and Maintenance
Second Lien Debt		9.08%	SOFR+	5.25%	8/20/2024	1/31/2028	1,500,000	1,443,871	1,497,428	13.1

BayMark Health Services, Inc. (17)	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		14.43%	SOFR+	10.50%	6/10/2021	6/11/2028	1,325,758	1,317,356	66,288	0.6
Second Lien Debt		14.70%	SOFR+	10.50%	6/10/2021	6/11/2028	357,657	355,369	17,883	0.2
							1,683,415	1,672,725	84,171	0.8
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings) (9)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		11.08%	SOFR+	7.25%	2/2/2022	6/8/2029	1,272,109	1,202,299	1,258,058	10.9

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2025

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets

Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt		10.59%	SOFR+	6.50%	2/25/2022	2/25/2027	$901,774	$898,234	$901,774	7.8%
First Lien Debt (Revolver) (12)		10.59%	SOFR+	6.50%	2/25/2022	2/25/2027	22,581	22,221	22,581	0.2
Common Equity (129 Class A units) (7)					2/25/2022			129,032	76,779	0.7
Preferred Equity (345 Class A units) 12.0% cash / 2.0% PIK					3/3/2023			34,464	36,265	0.3
							924,355	1,083,951	1,037,399	9.0
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt		10.57%	SOFR+	6.75%	11/3/2023	12/30/2027	1,342,819	1,322,465	1,272,992	11.0
First Lien Debt (Revolver) (12)		10.57%	SOFR+	6.75%	11/3/2023	12/30/2027	47,893	45,983	41,339	0.4
							1,390,712	1,368,448	1,314,331	11.4
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 Common shares) (7)					3/27/2020			46,403	2,168	—

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)					3/8/2018			115,154	270,668	2.3

Excelin Home Health, LLC (17)	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	10/1/2026	1,674,991	1,591,668	959,770	8.3

GoTo Group (F/K/A LogMeIn, Inc.) (9)	Data Processing, Hosting, and Related Services
First Lien Debt		8.79%	SOFR+	4.75%	9/28/2022	4/28/2028	604,944	604,943	237,655	2.1
First Lien Debt		8.79%	SOFR+	4.75%	9/28/2022	4/28/2028	438,063	438,063	390,605	3.4
							1,043,007	1,043,006	628,260	5.5
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets) (9)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		10.52%	SOFR+	6.75%	7/20/2022	8/1/2029	1,768,934	1,714,578	1,385,385	12.0

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2025

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Honor HN Buyer Inc	Services for the Elderly and Persons with Disabilities
First Lien Debt		9.57%	SOFR+	5.75%	10/15/2021	10/15/2027	$826,208	$821,344	$826,208	7.3%
First Lien Debt		9.57%	SOFR+	5.75%	10/15/2021	10/15/2027	522,524	518,873	522,524	4.5
First Lien Debt		9.57%	SOFR+	5.75%	4/28/2023	10/15/2027	581,410	578,549	581,410	5.0
First Lien Debt (Revolver) (12)		11.50%	Prime+	4.75%	10/15/2021	10/15/2027	12,376	11,787	12,376	0.1
							1,942,518	1,930,553	1,942,518	16.9
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		10.75%	SOFR+	6.75%	1/27/2022	3/2/2029	670,732	670,732	625,122	5.4

Inergex Holdings, LLC	Other Computer Related Services
First Lien Debt		10.82%	SOFR+	7.00%	10/1/2018	10/1/2026	974,407	970,823	974,407	8.5
First Lien Debt (Revolver)		10.82%	SOFR+	7.00%	10/1/2018	10/1/2026	156,250	156,250	156,250	1.4
							1,130,657	1,127,073	1,130,657	9.9
Medrina LLC	All Other Outpatient Care Centers
First Lien Debt		9.69%	SOFR+	6.00%	10/20/2023	10/20/2029	729,787	718,235	729,787	6.3
First Lien Debt		10.22%	SOFR+	6.00%	10/20/2023	10/20/2029	122,479	121,243	122,479	1.1
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.00%	10/20/2023	10/20/2029	—	(1,684)	—	—
							852,266	837,794	852,266	7.4
Metasource, LLC	All Other Business Support Services
First Lien Debt		10.18% Cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	681,689	676,935	661,239	5.7

One GI LLC	Offices of Other Holding Companies
First Lien Debt		10.57%	SOFR+	6.75%	12/13/2021	12/22/2025 (18)	840,000	840,000	763,560	6.6
First Lien Debt		10.57%	SOFR+	6.75%	12/13/2021	12/22/2025 (18)	442,758	442,758	402,467	3.5
First Lien Debt (Revolver)		10.57%	SOFR+	6.75%	12/13/2021	12/22/2025 (18)	166,667	166,667	151,500	1.3
							1,449,425	1,449,425	1,317,527	11.4
PSB Group, LLC	Lessors of Nonfinancial Intangible Assets (except Copyrighted Works)
First Lien Debt		10.47%	SOFR+	6.75%	4/17/2025	4/17/2030	875,735	871,978	875,349	7.6
First Lien Debt (Revolver) (12)		10.47%	SOFR+	6.75%	4/17/2025	4/17/2030	45,098	44,593	45,046	0.4
							920,833	916,571	920,395	8.0

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2025

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
RideNow Group, Inc. (F/K/A RumbleOn, Inc.) (11)	Other Industrial Machinery Manufacturing
First Lien Debt (2)		10.85% Cash / 1.00% PIK	SOFR+	7.75%	8/31/2021	9/30/2027	$596,121	$590,390	$574,661	5.0%
First Lien Debt (2)		10.85% Cash / 1.00% PIK	SOFR+	7.75%	8/31/2021	9/30/2027	179,901	178,598	173,425	1.5
Warrants (warrants to purchase up to $18,000 in common stock) (7)					8/31/2021	8/10/2030 (6)		50,082	17,102	0.1
							776,022	819,070	765,188	6.6
RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 Class A units) (7) (13)					1/17/2018			—	258,014	2.2

SS Acquisition, LLC	Sports and Recreation Instruction
First Lien Debt		9.42%	SOFR+	5.75%	12/20/2024	12/20/2029	1,343,571	1,338,241	1,346,259	11.7
First Lien Debt (Revolver) (12)		9.42%	SOFR+	5.75%	12/20/2024	12/20/2029	40,000	39,433	40,000	0.3
							1,383,571	1,377,674	1,386,259	12.0
Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt		9.82%Cash / 1.25% PIK	SOFR+	6.00%	10/14/2021	10/14/2027	1,237,969	1,232,836	900,003	7.8
First Lien Debt (Revolver) (12)		9.82%	SOFR+	6.00%	10/14/2021	10/14/2027	48,529	48,229	12,397	0.1
							1,286,498	1,281,065	912,400	7.9
TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		12.60%	SOFR+	8.50%	5/13/2021	11/2/2028	1,500,000	1,517,919	1,372,500	11.9

Wellful Inc. (F/K/A KNS Acquisition Corp.) (2)	Electronic Shopping and Mail-Order Houses
First Lien Debt		8.33% cash / 1.75% PIK	SOFR+	6.25%	7/26/2021	10/19/2030	623,028	623,028	533,935	4.6

Total Debt and Equity Investments							$28,165,266	$28,143,946	$24,541,454	213.1%

Structured Finance Securities (11)
Apex Credit CLO 2020 Ltd.
Subordinated Notes (14) (15)		9.87%	N/A		11/16/2020	4/20/2035	$3,650,000	$3,022,011	$1,862,079	16.2%

Apex Credit CLO 2021 Ltd.
Subordinated Notes (14) (15)		6.51%	N/A		5/28/2021	7/18/2034	1,480,000	957,838	543,682	4.7

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2025

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Apex Credit CLO 2022-1 Ltd.
Subordinated Notes (14) (15)		20.68%	N/A	4/28/2022	10/22/2038	$3,013,067	$1,730,620	$1,399,238	12.1%

CLO other (10) (16)		0.00%	N/A				4,023	15,076	0.1

Elevation CLO 2021-14, Ltd.
Subordinated Notes (14) (15)		11.66%	N/A	9/21/2021	1/20/2038	2,894,659	1,668,762	1,087,586	9.4

Elevation CLO 2021-15, Ltd.
Subordinated Notes (14) (15) (16)		0.00%	N/A	12/6/2021	1/25/2035	1,250,000	760,172	319,420	2.8

Total Structured Finance Securities						$12,287,726	$8,143,426	$5,227,081	45.3%

Total Investments						$40,452,992	$36,287,372	$29,768,535	258.4%

Cash Equivalents (19)

First American Treasury Obligations Fund Class Z		3.66%	N/A			$251,256	$251,256	$251,256	2.2%

Total Cash Equivalents						$251,256	$251,256	$251,256	2.2%

Total Investments and Cash Equivalents						$40,704,248	$36,538,628	$30,019,791	260.6%
(1)    The Company’s investments are generally classified as “restricted securities” as such term is defined under Rule 6-03(f) of Regulation S-X or Rule 144 of the Securities Act. Equity ownership may be held in shares or units of companies affiliated with the portfolio company.
(2)    The interest rate on this investment contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for this investment. The following table provides additional details on this PIK investment, including the maximum PIK interest rate allowed as of December 31, 2025:

Portfolio Company	Investment Type	Maximum PIK Rate Allowed	Range of PIK Option	Range of Cash Option
RideNow Group, Inc. (F/K/A RumbleOn, Inc.)	First Lien Debt	1.00%	0% to 1.00%	10.85% to 11.85%
RideNow Group, Inc. (F/K/A RumbleOn, Inc.)	First Lien Debt	1.00%	0% to 1.00%	10.85% to 11.85%
Wellful Inc. (F/K/A KNS Acquisition Corp.)	First Lien Debt	1.75%	0% to 1.75%	8.33% to 10.08%

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2025

(3)    A majority of the Company’s debt investments and mezzanine debt investments bear interest at rates determined by reference to SOFR or Prime, and reset monthly, quarterly, or semi-annually. For each variable-rate investment, the Company has provided the spread over the reference rate and current interest rate in effect at December 31, 2025.
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
(11)    Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company’s assets immediately following the acquisition of any additional non-qualifying assets. As of December 31, 2025, approximately 80% of the Company's assets were qualifying assets.
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
(16)    As of December 31, 2025, the effective accretable yield was estimated to be 0%, as the aggregate amount of projected distributions, including projected distributions related to liquidation of the underlying portfolio upon the security’s anticipated optional redemption, was less than current amortized cost. Projected distributions are periodically monitored and re-evaluated. All actual distributions were recognized as reductions to amortized cost until such time, if and when occurring, a future aggregate amount of then-projected distributions exceeds the security’s then-current amortized cost.
(17)    Investment was on non-accrual status as of December 31, 2025, meaning the Company suspended recognition of all or a portion of income on the investment. See Note 2 for further details.
(18)    These investments became contractually due on December 22, 2025. The lending group has entered into a forbearance agreement extending the maturity date of the investments. During this period, the Company continues to accrue interest and receive principal amortization payments on the investments.
(19)    Represents cash equivalents held in a money market fund as of December 31, 2025. The Company also had cash deposits of $242,578 as of December 31, 2025.

See Notes to Consolidated Financial Statements.

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments
December 31, 2024

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Non-control/Non-affiliate Investments
AIDC IntermediateCo 2, LLC	Computer Systems Design Services
First Lien Debt		9.59%	SOFR+	5.25%	7/22/2022	7/22/2027	$490,000	$483,744	$490,000	2.9%
First Lien Debt		9.61%	SOFR+	5.25%	7/31/2023	7/22/2027	11,460	11,262	11,460	0.1
							501,460	495,006	501,460	3.0
Allen Media, LLC (9)	Cable and Other Subscription Programming
First Lien Debt		9.98%	SOFR+	5.50%	9/15/2022	2/10/2027	1,218,026	1,152,440	856,740	5.0

Associated Springs, LLC	Spring Manufacturing
First Lien Debt		10.33%	SOFR+	5.75%	12/10/2024	4/4/2030	568,966	557,715	557,715	3.3
First Lien Debt (Delayed Draw) (12)		n/m (5)	SOFR+	5.75%	12/10/2024	4/4/2030	—	(2,131)	(2,131)	—
							568,966	555,584	555,584	3.3
Asurion, LLC (9)	Communication Equipment Repair and Maintenance
Second Lien Debt		9.72%	SOFR+	5.25%	8/20/2024	1/31/2028	1,500,000	1,416,914	1,469,468	8.6

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		13.09%	SOFR+	8.50%	6/10/2021	6/11/2028	1,325,758	1,315,943	1,240,909	7.3
Second Lien Debt		13.12%	SOFR+	8.50%	6/10/2021	6/11/2028	357,657	354,984	334,767	2.0
							1,683,415	1,670,927	1,575,676	9.3
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		11.72%	SOFR+	7.25%	2/2/2022	6/8/2029	1,833,333	1,703,488	1,772,833	10.4

Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt		10.96%	SOFR+	6.50%	2/25/2022	2/25/2027	962,742	956,678	956,003	5.6
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(555)	(903)	—
Common Equity (129 Class A units) (7)					2/25/2022			129,032	67,915	0.4
Preferred Equity (345 Class A units) 12.0% cash / 2.0% PIK					3/3/2023			34,464	35,763	0.2
							962,742	1,119,619	1,058,778	6.2
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt		11.23%	SOFR+	6.75%	11/3/2023	12/30/2027	1,356,662	1,327,357	1,339,026	7.9
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.75%	11/3/2023	12/30/2027	—	(2,722)	(1,638)	—
							1,356,662	1,324,635	1,337,388	7.9

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2024

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 Common shares) (7)					3/27/2020			$46,403	$4,026	—%

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Second Lien Debt		11.22%	SOFR+	6.75%	9/28/2018	3/30/2029	$2,068,608	2,038,513	2,068,608	12.2

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)					3/8/2018			115,154	121,000	0.7

Excelin Home Health, LLC	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	10/1/2026	1,401,228	1,379,829	1,156,013	6.8

First Brands Group, LLC (9)	Other Motor Vehicle Parts Manufacturing
First Lien Debt		9.85%	SOFR+	5.00%	8/23/2024	3/30/2027	735,523	726,035	692,620	4.1
First Lien Debt		9.85%	SOFR+	5.00%	8/26/2024	3/30/2027	358,961	354,976	337,201	2.0
							1,094,484	1,081,011	1,029,821	6.1
GoTo Group (F/K/A LogMeIn, Inc.) (9)	Data Processing, Hosting, and Related Services
First Lien Debt		9.30%	SOFR+	4.75%	9/28/2022	4/28/2028	611,101	611,101	280,801	1.7
First Lien Debt		9.30%	SOFR+	4.75%	9/28/2022	4/28/2028	442,521	442,521	404,354	2.4
							1,053,622	1,053,622	685,155	4.1
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets) (9)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		11.18%	SOFR+	6.75%	7/20/2022	8/1/2029	1,787,218	1,716,975	1,706,051	10.0

Honor HN Buyer Inc	Services for the Elderly and Persons with Disabilities
First Lien Debt		10.23%	SOFR+	5.75%	10/15/2021	10/15/2027	834,815	827,106	834,815	4.9
First Lien Debt		10.23%	SOFR+	5.75%	10/15/2021	10/15/2027	527,928	522,205	527,928	3.1
First Lien Debt		10.23%	SOFR+	5.75%	4/28/2023	10/15/2027	587,350	582,888	587,350	3.5
First Lien Debt (Revolver) (12)		12.25%	Prime+	4.75%	10/15/2021	10/15/2027	12,376	11,457	12,376	0.1
							1,962,469	1,943,656	1,962,469	11.6

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2024

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		11.47%	SOFR+	6.75%	1/27/2022	3/2/2029	$670,732	$670,732	$670,732	3.9%

Inergex Holdings, LLC (2)	Other Computer Related Services
First Lien Debt		11.47% Cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	985,595	977,219	985,595	5.8
First Lien Debt (Revolver)		11.74% Cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	156,250	156,250	156,250	0.9
							1,141,845	1,133,469	1,141,845	6.7
Medrina LLC	All Other Outpatient Care Centers
First Lien Debt		10.44%	SOFR+	6.00%	10/20/2023	10/20/2029	737,234	722,494	744,606	4.4
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.00%	10/20/2023	10/20/2029	—	(2,127)	—	—
First Lien Debt (Delayed Draw) (12)		n/m (5)	SOFR+	6.00%	10/20/2023	10/20/2029	—	(370)	1,489	—
							737,234	719,997	746,095	4.4
Metasource, LLC	All Other Business Support Services
First Lien Debt		10.84% Cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	685,222	676,976	648,220	3.8

One GI LLC	Offices of Other Holding Companies
First Lien Debt		11.21%	SOFR+	6.75%	12/13/2021	12/22/2025	848,750	844,595	824,136	4.9
First Lien Debt		11.21%	SOFR+	6.75%	12/13/2021	12/22/2025	447,310	445,005	434,338	2.6
First Lien Debt (Revolver)		11.25%	SOFR+	6.75%	12/13/2021	12/22/2025	166,667	165,862	161,833	1.0
							1,462,727	1,455,462	1,420,307	8.5
Redstone Holdco 2 LP (F/K/A RSA Security)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		12.60%	SOFR+	7.75%	4/16/2021	4/27/2029	1,000,000	992,942	576,000	3.3

RideNow Group, Inc. (F/K/A RumbleOn, Inc.) (11)	Other Industrial Machinery Manufacturing
First Lien Debt (2)		12.10% Cash / 1.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	652,202	637,164	618,940	3.6
First Lien Debt (2)		12.10% Cash / 1.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	196,825	194,387	186,787	1.1
Warrants (warrants to purchase up to $55,000 in common stock) (7)					8/31/2021	8/14/2028 (6)		50,082	8,521	0.1
							849,027	881,633	814,248	4.8

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2024

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 Class A units) (7) (13)					1/17/2018			$—	$331,221	1.9%

SS Acquisition, LLC	Sports and Recreation Instruction
First Lien Debt		10.35%	SOFR+	6.00%	12/20/2024	12/20/2029	$1,357,143	1,350,402	1,350,402	7.9
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.00%	12/20/2024	12/20/2029	—	(710)	(710)	—
							1,357,143	1,349,692	1,349,692	7.9
Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt		10.46% Cash / 1.00% PIK	SOFR+	6.00%	10/14/2021	10/14/2026	1,311,608	1,306,942	1,239,469	7.3
First Lien Debt (Revolver) (12)		10.55%	SOFR+	6.00%	10/14/2021	10/14/2026	88,235	87,764	80,956	0.5
							1,399,843	1,394,706	1,320,425	7.8
TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		13.35%	SOFR+	8.50%	5/13/2021	11/2/2028	1,500,000	1,524,232	1,431,000	8.4

Wellful Inc. (F/K/A KNS Acquisition Corp.)	Electronic Shopping and Mail-Order Houses
First Lien Debt		10.72%	SOFR+	6.25%	7/26/2021	10/19/2030	621,955	621,955	621,955	3.7
First Lien Debt		9.48%	SOFR+	5.00%	12/19/2024	4/19/2030	406,334	406,334	406,334	2.4
							1,028,289	1,028,289	1,028,289	6.1

Total Debt and Equity Investments							$30,824,295	$30,641,906	$29,339,144	172.7%

Structured Finance Securities (11)
Apex Credit CLO 2020 Ltd.
Subordinated Notes (14) (15)		18.21%			11/16/2020	4/20/2035	$3,650,000	$3,092,684	$2,542,284	15.0%

Apex Credit CLO 2021 Ltd.
Subordinated Notes (14) (15)		18.66%			5/28/2021	7/18/2034	1,480,000	1,097,629	905,908	5.3

Apex Credit CLO 2022-1 Ltd.
Subordinated Notes (14) (15)		13.26%			4/28/2022	4/22/2033	1,892,824	1,517,260	1,096,334	6.5

CLO other (10)		4.84%						10,348	18,975	0.1

Hancock Park Corporate Income, Inc.
Consolidated Schedule of Investments - Continued
December 31, 2024

Portfolio Company (1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Elevation CLO 2021-14, Ltd.
Subordinated Notes (14) (15)		4.77%			9/21/2021	10/20/2034	$1,750,000	$1,337,887	$705,025	4.1%

Elevation CLO 2021-15, Ltd.
Subordinated Notes (14) (15)		4.84%			12/6/2021	1/5/2035	1,250,000	833,762	446,404	2.6

Monroe Capital MML CLO X, LTD.
Mezzanine Debt - Class E-R		13.27%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000,000	977,577	999,968	5.9

Total Structured Finance Securities							$11,022,824	$8,867,147	$6,714,898	39.5%

Total Investments							$41,847,119	$39,509,053	$36,054,042	212.2%
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
(11)    Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company’s assets immediately following the acquisition of any additional non-qualifying assets. As of December 31, 2024, approximately 80% of the Company's assets were qualifying assets.
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
Under normal market conditions, the Company will invest at least 80% of its assets (net assets plus the amount of any borrowings for investment purposes) in “corporate income-related investments.” “Corporate income-related investments” are defined as loans, bonds and securities, such as subordinated debt and stock, where the counterparty is a corporate entity and the investment is expected to provide the Company with income over time. The Company intends for “corporate income related investments” to consist of investments in: (i) floating and fixed rate senior secured loans, which are comprised of first lien, second lien and unitranche loans of United States middle-market companies; (ii) broadly syndicated senior secured corporate loans; (iii) unsecured loans; (iv) collateralized loan obligation debt, subordinated debt, income notes and loan accumulation facility positions; (v) opportunistic credit investments, including stressed and distressed credit situations and long/short credit investments; and (vi) warrants and other equity securities of United States middle-market companies.
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
Investment classification: The Company classifies its investments in accordance with the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in those companies in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of board representation. “Affiliate Investments” are defined as investments in those companies in which the Company owns between 5% and 25% of the voting securities and “Non-Control/Non-Affiliate Investments” are those that neither qualify as Control Investments nor Affiliate Investments. As of December 31, 2025 and 2024, the Company did not have any investments classified as Affiliate Investments or Control Investments.
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
Cash and cash equivalents: Cash represents cash deposits held at U.S. Bank Trust Company, National Association and cash equivalents consist of highly liquid money market funds. Cash equivalents are classified as Level 1 assets and are carried at amortized cost which approximates fair value. The Company’s cash and cash equivalents are maintained with a member bank of the Federal Deposit Insurance Corporation (“FDIC”), and, such balances generally exceed the FDIC insurance limits. The Company does not believe its cash and cash equivalent balances are exposed to any significant credit risk.
The Company had the following cash and cash equivalents as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Cash	$242,578	$878,456
Cash equivalents	251,256	101,628
Total cash and cash equivalents	$493,834	$980,084
Offering costs: Offering costs include legal, accounting, printing and other expenses pertaining to the preparation of the Offering, the related dealer manager agreement, and other underwriting expenses, which include permissible due diligence

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
Interest income - Structured Finance Securities: Structured Finance Securities include CLO mezzanine debt, CLO subordinated notes and loan accumulation facility positions. Interest income from investments in CLO subordinated notes and CLO equity-related securities is recognized on the basis of the estimated effective yield to expected redemption utilizing assumed cash flows in accordance with ASC Subtopic 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the estimated cash flows from its CLO subordinated notes, and the accretable yields are generally established at purchase, and re-evaluated upon the receipt of the initial distribution and each subsequent quarter thereafter. Expected cash flows inherent in the Company’s estimates of accretable yields are based on expectations of defaults and loss-on-default severity, prepayment timing, reinvestment parameters, as well as other loan-performance assumptions, impacting the loans in the underlying CLO portfolios, as well as the estimated timing of redemption and the associated liquidation price of the terminal principal payment upon redemption. These assumed cash flows represent significant estimates and are subject to a reasonable possibility of near-term change due to economic and credit market conditions, and the effect of these changes could be material. The Company ultimately may not realize income accreted on CLO subordinated note securities.
Further, the Company may receive other CLO equity-related securities in connection with the Company’s acquisition of, subsequent amendment to, or restructuring of, CLO equity investments. The Company determines the cost basis of the security based on its fair value and the fair value of the CLO equity investment and other securities or consideration received.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
Investment transactions and net realized and unrealized gain or loss on investments: Investment transactions are reported on a trade-date basis. Unsettled trades as of the statement of assets and liabilities date are included in receivable for investments sold and payable for investments purchased, as applicable. Primary market new issue trades are recorded on the closing and issuance of the security. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of the investment on a specific-identification basis. Investments are reported at fair value in accordance with ASC 820 as determined in good faith by OFS Advisor, as the valuation designee, under the active supervision of the Board. The Company reports changes in the fair value of investments, relative to the amortized cost of investments, as net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
Non-accrual loans: Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. PIK income that has been contractually capitalized to the principal balance of the investment prior to the non-accrual designation date is not reserved against interest or dividend income, but rather is assessed through the valuation of the investment with corresponding adjustments to unrealized appreciation/depreciation, as applicable. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as interest income or applied as a reduction to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments or until a restructuring occurs and, in the judgment of management, it is probable that the Company will collect all principal and interest from the investment. See the Company’s consolidated schedule of investments and Note 4 for further information on loans on non-accrual status as of December 31, 2025 and December 31, 2024.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The Company may utilize HPCI-MB when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC. For U.S. federal income tax purposes, HPCI-MB is not consolidated with the RIC and is taxed as a C-Corporation. See Note 8 for further information.
The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater and undistributed ICTI, income and excise tax expense, and, if involving multiple years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions as of December 31, 2025 and 2024. The current and prior three tax years generally remain subject to examination by U.S. federal and most state tax authorities.
In December 2023, the Financial Accounting Standards Board issued Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 amended Topic 740 to, among other things, require on an annual basis, the disclosure of additional income tax information related to the Company’s effective tax rate reconciliation and income taxes paid. The Company has adopted ASU 2023-09 on a prospective basis for its fiscal year ending December 31, 2025. See Note 8 for further information.
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
Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred debt issuance costs are presented as a direct reduction of the related debt liability on the consolidated statements of assets and liabilities except for deferred debt issuance costs associated with the Company's revolving line of credit, which are included in prepaid expenses and other assets on the consolidated statements of assets and liabilities. Unamortized debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2025 and 2024 were $44,995 and $82,425, respectively. Deferred debt issuance costs are amortized to interest expense on a straight-line basis over the term of the related debt.
Interest expense: Contractual interest expense on the Company’s borrowings is recognized as interest expense on the consolidated statements of operations. Interest expense is recognized on an accrual basis as incurred.
Concentration of credit risk: Aside from the Company’s investments, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company exceeds the federally insured limits. The Company places cash deposits only with high credit quality institutions which OFS Advisor believes will mitigate the risk of loss due to credit risk. If borrowers completely fail to perform according to the terms of the contracts, the amount of loss due to credit risk from the Company’s investments is equal to the sum of the Company’s recorded investment and, if applicable, the unfunded commitments disclosed in Note 6.
New Accounting Pronouncements and Rule Issuances
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
Note 3. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to the investment advisory and management agreement between the Company and OFS Advisor, dated July 15, 2016 (“Investment Advisory Agreement”), which became effective on August 30,

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
The incentive fee has two parts. The first part of the incentive fee ("Income Incentive Fee") is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, syndication and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below) and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as OID, debt instruments with PIK interest, equity investments with accruing or PIK dividend and zero coupon securities), accrued income that the Company has not yet received in cash.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
Administration Agreement: OFS Capital Services, LLC (“OFS Services”), a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor, furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to an administration agreement between the Company and OFS Services, dated July 15, 2016 (“Administration Agreement”). The Board most recently approved the continuation of the Administration Agreement on April 3, 2025. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services. Amounts charged under the Administration Agreement exclude Contractual Issuer Expenses.
Equity Ownership: As of December 31, 2025, affiliates of OFS Advisor held 74,084 shares of common stock, which is approximately 4.9% of the Company’s outstanding shares of common stock.
Expenses recognized under agreements with OFS Advisor, CCO and OFS Services and distributions paid to affiliates for the years ended December 31, 2025, 2024 and 2023 are presented below:

	Year Ended December 31,
	2025	2024	2023
Base management fees	$425,729	$496,994	$619,862
Incentive fees(1)	149,884	427,806	552,332
Administrative fees	661,394	672,185	818,502
Dealer manager fees	—	—	7,100
Reimbursements of offering and Contractual Issuer Expenses	—	—	10,650
Distributions paid to affiliates	49,729	75,210	75,210
(1) During the years ended December 31, 2025, 2024 and 2023, incentives fees were comprised of Income Incentive Fees.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Expense Limitation Agreements
Expenses Limited under the Investment Advisory Agreement
The Investment Advisory Agreement provides expense support in regard to offering-related expenses, including Contractual Issuer Expenses and the amortization of deferred offering costs. OFS Advisor’s obligation to provide expense support to the Company under the Investment Advisory Agreement can be terminated at any time.
Expense limitation provided under the Investment Advisory Agreement for the years ended December 31, 2025, 2024 and 2023, are presented below:

	Year Ended December 31,
	2025	2024	2023
Net offering costs and Contractual Issuer Expenses limitations	$19,985	$116,345	$375,818
Offering costs and Contractual Issuer Expense limitations: The Company received aggregate expenses limited under the Investment Advisory Agreement of $2,877,759 through December 31, 2025, and OFS Advisor expects to continue to incur offering costs and Contractual Issuer Expenses on behalf of the Company throughout the Offering. Under the terms of the Investment Advisory Agreement, the Company is conditionally liable for these costs, which are eligible for reimbursement for three years from the date incurred. The Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all amounts eligible for reimbursement have been recovered. The Company reimbursed OFS Advisor organization and offering costs of $0, $0 and $10,650 for the years ended December 31, 2025, 2024 and 2023, respectively.
Unreimbursed organization and offering costs, and Contractual Issuer Expenses as of December 31, 2025 are summarized below based on the period in which the costs were incurred:

Period incurred	Unreimbursed Total	Expiration of reimbursement eligibility(1)
Three months ended March 31, 2023	$76,750	March 31, 2026
Three months ended June 30, 2023	88,206	June 30, 2026
Three months ended September 30, 2023	137,721	September 30, 2026
Three months ended December 31, 2023	93,308	December 31, 2026
Year ended December 31, 2024	103,240	December 31, 2027
Year ended December 31, 2025	20,838	December 31, 2028
Total unreimbursed offering costs and Contractual Issuer Expenses	$520,063
(1)    Expenses are pooled monthly for the determination of their reimbursement expiration date and are summarized into quarterly and yearly pools for presentation purposes. Expiration of reimbursement eligibility for portions of each pool occurs at each month-end within the periods presented above.
Expenses Limited under the Second Amended Expense Support Agreement
The Second Amended and Restated Expense Support and Conditional Reimbursement Agreement dated February 2, 2022, between the Company and OFS Advisor, agreed to and accepted by CIM Capital IC Management, LLC, an affiliate of OFS Advisor (the “Second Amended Expense Support Agreement”), provided expense support for all other operating expenses not supported under the Investment Advisory Agreement through December 31, 2024.
On November 26, 2024, the Company and OFS Advisor entered into an agreement to terminate the Second Amended Expense Support Agreement (the “ESA Termination Agreement”). Pursuant to the ESA Termination Agreement, the Company and OFS Advisor agreed, effective January 1, 2025, to: (i) terminate the expense support provided by OFS Advisor; and (ii) waive payment by the Company to OFS Advisor for any accrued and unpaid reimbursement payments (other than any reimbursement payments with respect to the quarter ending December 31, 2024, for which there were none).
During the years ended December 31, 2024 and 2023, all other operating expenses, not separately limited under the Investment Advisory Agreement, were limited under the Second Amended Expense Support Agreement such that no distribution by the Company was deemed to be a return of capital contributed by its stockholders. OFS Advisor was required to provide expense support payments to the Company when its distributable taxable income is less than its aggregate distributions declared during the year. During the years ended December 31, 2024 and 2023, no expense support was provided to the Company under the Second Amended Expense Support Agreement.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

At December 31, 2025 and 2024, the Company is conditionally obligated to reimburse OFS Advisor for aggregate expense support provided since inception, as presented below:

	December 31,
	2025	2024
Unreimbursed offering costs and Contractual Issuer Expenses under the Investment Advisory Agreement	$520,063	$875,049
Unreimbursed operating expense limitations under the Second Amended Expense Support Agreement(1)	—	144,315
Total conditional reimbursement obligation under expense limitation agreements	$520,063	$1,019,364
(1) In accordance with the ESA Termination Agreement, effective January 1, 2025, the Company is no longer conditionally obligated to reimburse OFS Advisor for previously provided operating support of $144,315.
Note 4. Investments
As of December 31, 2025, the Company had loans to 24 portfolio companies, of which 76% were first lien loans and 24% were second lien loans, at fair value, respectively. The Company also had equity investments in five portfolio companies and five investments in Structured Finance Securities.
As of December 31, 2025, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$19,669,597	54.3%	170.7%	$18,083,409	60.7%	157.1%
Second lien debt investments	8,099,214	22.3	70.3	5,797,049	19.5	50.3
Preferred equity investments	34,464	0.1	0.3	36,265	0.1	0.3
Common equity and warrant investments	340,671	0.9	3.0	624,731	2.1	5.4
Total debt and equity investments	28,143,946	77.6	244.3	24,541,454	82.4	213.1
Structured Finance Securities	8,143,426	22.4	70.7	5,227,081	17.6	45.3
Total investments	$36,287,372	100.0%	315.0%	$29,768,535	100.0%	258.4%
(1) Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $14,373,479 and $13,551,279, respectively. Unitranche loans generally provide leverage levels comparable to a combination of first lien and second lien or subordinated loans. Investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal and interest.
As of December 31, 2025, the Company had loans on non-accrual status with an aggregate amortized cost and fair value of $3,264,393 and $1,043,941, respectively.
As of December 31, 2025, all of the Company’s debt and equity investments were domiciled in the United States, while its Structured Finance Securities were domiciled in the Cayman Islands. These CLO investments generally hold underlying portfolios of debt investments of companies domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company.
As of December 31, 2025, the industry composition of the Company’s portfolio consisted of the following:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$2,194,854	6.1%	19.1%	$2,033,739	6.8%	17.7%
Education Services	1,377,674	3.8	12.0	1,386,259	4.7	12.0
Finance and Insurance	1,368,448	3.8	11.9	1,314,331	4.4	11.4
Health Care and Social Assistance	7,116,691	19.6	61.7	4,876,124	16.4	42.3
Information	3,696,245	10.2	32.1	3,475,513	11.7	30.2
Management of Companies and Enterprises	1,449,425	4.0	12.6	1,317,527	4.4	11.4
Manufacturing	3,905,900	10.8	33.8	3,547,023	11.9	30.9

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Other Services (except Public Administration)	$1,443,871	4.0%	12.5%	$1,497,428	5.0%	13.0%
Professional, Scientific, and Technical Services	1,619,526	4.5	14.1	1,626,505	5.5	14.1
Public Administration	46,403	0.1	0.4	2,168	—	—
Retail Trade	2,337,606	6.4	20.3	1,919,320	6.4	16.7
Real Estate and Rental and Leasing	916,571	2.5	8.0	920,395	3.1	8.0
Wholesale Trade	670,732	1.8	5.8	625,122	2.1	5.4
Total debt and equity investments	$28,143,946	77.6%	244.3%	$24,541,454	82.4%	213.1%
Structured Finance Securities	8,143,426	22.4	70.7	5,227,081	17.6	45.3
Total investments	$36,287,372	100.0%	315.0%	$29,768,535	100.0%	258.4%
As of December 31, 2024, the Company had loans to 25 portfolio companies, of which 63% were first lien loans, 37% were second lien loans at fair value, respectively. The Company also had equity investments in five portfolio companies and six investments in Structured Finance Securities.
At December 31, 2024, the Company’s investments consisted of the following:

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
(1) Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $12,118,634 and $12,008,672, respectively. Unitranche loans generally provide leverage levels comparable to a combination of first lien and second lien or subordinated loans. Investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal and interest.
As of December 31, 2024, the Company had no loans on non-accrual status with respect to interest and Net Loan Fee amortization.
At December 31, 2024, all of the Company’s debt and equity investments were domiciled in the United States, while its Structured Finance Securities were domiciled in the Cayman Islands. These CLO investments generally hold underlying portfolios of debt investments of companies domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company.

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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Portfolio Concentration: The following table presents the Company’s issuers based on fair value that comprise greater than 10% of the Company’s total net assets as of December 31, 2025.

					Percentage of Total
Portfolio Company	Investment Type	Industry	Amortized Cost	Fair Value	Fair Value	Net Assets
Honor HN Buyer, Inc.(1)	First Lien Debt	Health Care and Social Assistance	$1,930,553	$1,942,518	6.5%	16.9%
Apex Credit CLO 2020 Ltd.(2)	Subordinated Note	Structured Finance Securities	3,022,011	1,862,079	6.3	16.2
Asurion, LLC	Second Lien Debt	Other Services (except Public Administration)	1,443,871	1,497,428	5.0	13.1
Apex Credit CLO 2022-1 Ltd.(2)	Subordinated Note	Structured Finance Securities	1,730,620	1,399,238	4.7	12.1
SS Acquisition, LLC(1)	First Lien Debt	Education Services	1,377,674	1,386,259	4.7	12.0
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets)	First Lien Debt	Retail Trade	1,714,578	1,385,385	4.7	12.0
12 Interactive, LLC (D/B/A PerkSpot)(1)	First Lien Debt	Information	1,366,991	1,374,039	4.6	12.0
TruGreen Limited Partnership	Second Lien Debt	Administrative and Support and Waste Management and Remediation Services	1,517,919	1,372,500	4.6	11.9
One GI LLC	First Lien Debt	Management of Companies and Enterprises	1,449,425	1,317,527	4.4	11.4
Clevertech Bidco, LLC(1)	First Lien Debt	Finance and Insurance	1,368,448	1,314,331	4.4	11.4
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Second Lien Debt	Manufacturing	1,202,299	1,258,058	4.2	10.9
Total			$18,124,389	$16,109,362	54.1%	139.9%
(1) As of December 31, 2025, the Company had aggregate outstanding commitments of $387,632 to fund the portfolio companies’ undrawn revolver facilities.
(2) As of December 31, 2025, approximately 12.8% and 33.0% of the Company’s total portfolio at fair value and its net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser based on fair value.
A deterioration in the operating performance of these portfolio investments, or other factors underlying the valuation of these investments, could have a material impact on the Company’s NAV.
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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 debt investments for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Transfers from Level 2 to Level 3	$—	$856,740
Transfers from Level 3 to Level 2	1,258,058	1,706,051
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
In addition, each quarter, the Company assesses whether an arm’s length transaction occurred in the same security, including the Company’s new investments during the quarter, the cost of which (“Transaction Prices”), may be considered a reasonable indication of fair value generally up to three months after the transaction date. First lien and second lien debt investments with an aggregate fair value of $4,689,057 and $1,905,276 were valued at their Transaction Prices at December 31, 2025 and December 31, 2024, respectively.
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
The fair value of Structured Finance Securities are also estimated primarily by discounted cash flow techniques. In valuing such investments, the Company considers underlying CLO performance metrics, including prepayment rates, default rates, loss-on-default and recovery rates, and estimated market yields as a primary source for discounted cash flow fair value estimates, supplemented by actual trades executed in the market at or around period-end, as well as the Indicative Prices provided by broker-dealers in its estimate of the fair value of such investments. The Company also considers operating metrics, typically included in the governing documents of CLO vehicles, including collateralization tests, concentration limits, defaults, restructuring activity and prepayment rates on the underlying loans, if applicable.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

companies, if any. The Company may also utilize other portfolio-company earnings metrics to determine enterprise value, such as forecast EBITDA or revenue, or a weighting of multiple factors. At times, the Company may also use a discounted cash flow technique to value its equity securities. Application of these valuation methodologies involves a significant degree of judgment by management.
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded and incur a realized capital loss. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from interest rate and inflation rate changes, the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, activity in South America, instability in the U.S. and international banking systems, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, the risk of recession and the impact of the prolonged shutdown of U.S. government services, and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company’s investments. The Company’s investments are also subject to interest rate risk. Changes in interest rates, including any further potential interest rate reductions approved by the U.S. Federal Reserve, may impact both its cost of funding and the valuation of its investment portfolio.
The following tables present the Company’s investment portfolio measured at fair value on a recurring basis as of December 31, 2025 and 2024, respectively.

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2025
Debt investments	$—	$4,769,131	$19,111,327	$23,880,458
Equity investments	—	—	660,996	660,996
Structured Finance Securities	—	—	5,227,081	5,227,081
	$—	$4,769,131	$24,999,404	$29,768,535

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2024
Debt investments	$—	$4,890,495	$23,880,203	$28,770,698
Equity investments	—	—	568,446	568,446
Structured Finance Securities	—	—	6,714,898	6,714,898
	$—	$4,890,495	$31,163,547	$36,054,042

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The following tables provide the primary quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of December 31, 2025 and December 31, 2024. The Company may make changes to the valuation techniques, among techniques otherwise commonly used in accordance with its valuation policies, and/or the weighting of techniques used for particular investments based on changes in facts-and-circumstances and depending on the availability of, or changes in, information in order to produce the best estimate of fair value as of the measurement date. In addition to the techniques and unobservable inputs noted in the tables below and in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets. The tables are not intended to be all-inclusive and only present the most significant unobservable input(s) relevant to the valuation designee’s determination of fair value.

	Fair Value at December 31, 2025	Valuation techniques	Unobservable inputs	Range (Weighted average)(1)
Debt investments:
First lien	$11,840,807	Discounted cash flow	Discount rates	8.61% - 37.50% (13.90%)
	912,400	Market approach	EBITDA multiples	7.50x - 7.50x - (7.50x)
	3,316,557	Market approach	Transaction Price
Second lien	625,122	Discounted cash flow	Discount rates	13.70% - 13.70% (13.70%)
	84,171	Market approach	EBITDA multiples	9.00x - 9.00x (9.00x)
	959,770	Market approach	Revenue multiples	0.90x - 0.90x (0.90x)
	1,372,500	Market approach	Transaction Price

Structured Finance Securities:(2)
Subordinated notes and other CLO equity related investments	5,227,081	Discounted cash flow	Discount rates	9.94% - 32.50% (19.45%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	36,265	Market approach	EBITDA multiples	7.25x - 7.25x (7.25x)
Common equity and warrants	624,731	Market approach	EBITDA multiples	6.25x - 14.75x (9.97x)
	$24,999,404
(1)    Weighted average is calculated based on the fair value of investments.
(2)    The cash flows utilized in the discounted cash flow calculations assume: (i) liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices; and (ii) redeployment of proceeds at the issuing CLO’s assumed reinvestment rate.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

	Fair Value at December 31, 2024	Valuation techniques	Unobservable inputs	Range (Weighted average)(1)
Debt investments:
First lien	$12,724,065	Discounted cash flow	Discount rates	9.01% - 32.50% (13.75%)
	1,905,276	Market approach	Transaction Price
Second lien	8,094,849	Discounted cash flow	Discount rates	10.84% - 33.45% (14.56%)
	1,156,013	Market approach	EBITDA multiples	8.04x - 8.04x (8.04x)

Structured Finance Securities:(2)
Subordinated notes and other CLO equity related investments	5,714,930	Discounted cash flow	Discount rates	9.94% - 32.00% (25.81%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)
Mezzanine debt	999,968	Discounted cash flow	Discount margin	8.75% - 8.75% (8.75%)
			Constant default rate	3.00% - 3.00% (3.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	35,763	Market approach	EBITDA multiples	7.00x - 7.00x (7.00x)
Common equity and warrants	532,683	Market approach	EBITDA multiples	5.85x - 15.75x (12.27x)
	$31,163,547
(1)    Weighted average is calculated based on the fair value of investments.
(2)    The cash flows utilized in the discounted cash flow calculations assume: (i) liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices; and (ii) redeployment of proceeds at the issuing CLO’s assumed reinvestment rate.
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The following tables present changes in the investments measured at fair value using Level 3 inputs for the years ended December 31, 2025 and 2024:

	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2024	$14,629,341	$9,250,862	$35,763	$532,683	$6,714,898	$31,163,547
Net unrealized appreciation (depreciation) on investments	(454,045)	(1,625,921)	502	92,048	(764,094)	(2,751,510)
Net realized loss on investments	(3,688)	(774,074)	—	—	—	(777,762)
Amortization of Net Loan Fees	97,165	98,485	—	—	22,423	218,073
Capitalized PIK interest	33,972	200,102	—	—	—	234,074
Accretion of interest income on Structured Finance Securities	—	—	—	—	915,354	915,354
Purchase of portfolio investments	2,848,174	—	—	—	657,798	3,505,972
Proceeds from principal payments on portfolio investments	(672,378)	(2,629,833)	—	—	(1,000,000)	(4,302,211)
Sale or redemption of portfolio investments	(402,784)	(220,000)	—	—	—	(622,784)
Distributions received from portfolio investments	—	—	—	—	(1,319,298)	(1,319,298)
Amendment fees received	(5,993)	—	—	—	—	(5,993)
Transfers from Level 3 to Level 2	—	(1,258,058)	—	—	—	(1,258,058)
Level 3 assets, December 31, 2025	$16,069,764	$3,041,563	$36,265	$624,731	$5,227,081	$24,999,404

	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2023	$19,960,500	$11,486,832	$34,410	$356,733	$7,096,541	$38,935,016
Net unrealized appreciation on investments	44,661	665,137	1,353	175,950	177,096	1,064,197
Net realized loss on investments	(151,578)	(797,032)	—	—	—	(948,610)
Amortization of Net Loan Fees	143,417	121,983	—	—	16,283	281,683
Capitalized PIK interest	19,037	227,405	—	—	—	246,442
Accretion of interest income on Structured Finance Securities	—	—	—	—	1,130,283	1,130,283
Purchase of portfolio investments	3,959,876	860,000	—	—	—	4,819,876
Proceeds from principal payments on portfolio investments	(8,161,218)	(3,245,211)	—	—	—	(11,406,429)
Sale or redemption of portfolio investments	(310,424)	(68,252)	—	—	—	(378,676)
Distributions received from portfolio investments	—	—	—	—	(1,705,305)	(1,705,305)
Amendment fees received	(25,619)	—	—	—	—	(25,619)
Transfers from Level 2 to Level 3	856,740	—	—	—	—	856,740
Transfers from Level 3 to Level 2	(1,706,051)	—	—	—	—	(1,706,051)
Level 3 assets, December 31, 2024	$14,629,341	$9,250,862	$35,763	$532,683	$6,714,898	$31,163,547

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the years ended December 31, 2025 and 2024, attributable to the Company’s Level 3 assets still held at each respective year end was as follows:

	Year Ended December 31,
	2025	2024
Debt investments	$(2,453,186)	$(204,920)
Equity investments	92,550	177,303
Structured Finance Securities	(741,706)	177,096
Net unrealized appreciation (depreciation) on investments held	$(3,102,342)	$149,479
Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash, cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such financial instruments. The senior secured revolving credit facility between the Company and Banc of California (formally known as Pacific Western Bank), as lender (“Banc of California Credit Facility”), is a variable rate instrument and fair value approximates book value as of December 31, 2025 and December 31, 2024.
The following tables present the fair value measurements of the Company’s debt and the level within the fair value hierarchy of the significant unobservable inputs used to determine such fair values as of December 31, 2025 and 2024:

	December 31, 2025
Description	Level 1	Level 2	Level 3(1)	Total
Banc of California Credit Facility	$—	$—	$2,650,000	$2,650,000
Unsecured Note	—	—	14,811,558	14,811,558
Total debt, at fair value	$—	$—	$17,461,558	$17,461,558

	December 31, 2024
Description	Level 1	Level 2	Level 3(1)	Total
Banc of California Credit Facility	$—	$—	$5,265,000	$5,265,000
Unsecured Note	—	—	14,386,806	14,386,806
Total debt, at fair value	$—	$—	$19,651,806	$19,651,806
(1) For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.
The following are the carrying values and fair values of the Company’s debt as of December 31, 2025 and 2024:

	As of December 31, 2025		As of December 31, 2024
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Banc of California Credit Facility	$2,650,000	$2,650,000	$5,265,000	$5,265,000
Unsecured Note	14,933,370	14,811,558	14,860,683	14,386,806
Total debt	$17,583,370	$17,461,558	$20,125,683	$19,651,806
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

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 6. Commitments and Contingencies
The following table shows the Company’s outstanding commitments to fund investments in portfolio companies as of December 31, 2025:

Portfolio Company	Investment Type	Commitment
12 Interactive, LLC (D/B/A PerkSpot)	First Lien Debt (Revolver)	$120,000
Associated Springs, LLC	First Lien Debt (Delayed Draw)	370,690
Boca Home Care Holdings, Inc.	First Lien Debt (Revolver)	106,451
Clevertech Bidco, LLC	First Lien Debt (Revolver)	78,141
Honor HN Buyer Inc.	First Lien Debt (Revolver)	86,634
Medrina LLC	First Lien Debt (Revolver)	106,383
PSB Group, LLC	First Lien Debt (Revolver)	72,549
SS Acquisition, LLC	First Lien Debt (Revolver)	102,857
Tolemar Acquisition, Inc.	First Lien Debt (Revolver)	83,823
		$1,127,528
In accordance with ASC 820, the Company considers undrawn amounts in the determination of fair value on its revolving lines of credit and delayed draw term loans. As of December 31, 2025, the Company had cash and cash equivalents of $493,834 and an unused commitment of $4,850,000 under the Banc of California Credit Facility, subject to the terms of the borrowing base, to fund these outstanding commitments to portfolio companies.
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
		$1,215,028
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2025.
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
Note 7. Borrowings
Banc of California Credit Facility: The Company is party to a business loan agreement (“BLA”) with Banc of California, as lender, to provide the Company with a $7,500,000 senior secured revolving credit facility. The Banc of California Credit Facility is available for general corporate purposes including investment funding. The Banc of California Credit Facility is guaranteed by HPCI-MB and secured by all of our current and future assets of the Company. The maximum availability of the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

the borrowing base, which typically excludes Structured Finance Securities, revolving loans, and non-performing loans, and as otherwise specified in the BLA.
The Banc of California Credit Facility bears interest at a variable rate of the Prime Rate plus a 0.25% margin, with a 5.00% floor, and includes an annual commitment fee of 0.50% of the maximum commitment amount of $7,500,000.
As of December 31, 2025 and 2024, the Company had $2,650,000 and $5,265,000 outstanding debt under the Banc of California Credit Facility, respectively, and $4,850,000 and $9,735,000 of unused commitments, respectively, subject to the terms of the borrowing base. As of December 31, 2025, the stated interest rate on the Banc of California Credit Facility was 7.00%. At December 31, 2025, the Banc of California Credit Facility’s effective interest rate, including deferred financing cost amortization and commitment fees, was 8.53%.
Unamortized deferred financing costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2025 and 2024, were $44,995 and $82,424, respectively.
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
On December 29, 2025, the Company amended the Banc of California Credit Facility to, among other things: (i) decrease the maximum commitment amount from $15,000,000 to $7,500,000; (ii) decrease the minimum tangible net asset value covenant from $12,000,000 to $7,500,000; and (iii) decrease the covenant requiring minimum quarterly net investment income after management/incentive fee from $200,000 to $150,000.
On January 9, 2026, the Company amended the Banc of California Credit Facility to extend the maturity date from February 28, 2026 to February 28, 2028.
Fees and legal costs incurred in connection with the Banc of California Credit Facility are amortized over the life of the facility. The annual commitment fee is deferred and amortized over the related one-year period.
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
For the years ended December 31, 2025, 2024 and 2023, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the Banc of California Credit Facility were as follows:

	Year Ended December 31,
	2025	2024	2023
Stated interest expense(1)	$275,786	$565,888	$1,240,844
Amortization of debt issuance costs(1)	81,699	97,923	6,403
Total interest and debt financing costs	$357,485	$663,811	$1,247,247
Cash paid for interest expense	$278,967	$562,147	$1,244,905
Effective interest rate	10.02%	10.27%	9.16%
Average outstanding balance	$3,568,836	$6,461,448	$13,620,959
(1) For the year ended December 31, 2023, stated interest expense includes unused fees. Effective December 15, 2023, the 0.50% unused line fee was replaced with an annual commitment fee of 0.50%, which is included in amortization of debt issuance costs for the years ended December 31, 2025 and 2024.
Unsecured Note: On November 27, 2019, the Company entered into an agreement with a qualified institutional investor (“Note Purchase Agreement”) in which the Company sold in a private placement an unsecured note in an aggregate principal amount of $15,000,000 (the “Unsecured Note”). The purchase price of the Unsecured Note was $14,690,655 after deducting the

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

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
For the years ended December 31, 2025, 2024 and 2023, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the Unsecured Note were as follows:

	Year Ended December 31,
	2025	2024	2023
Stated interest expense	$825,000	$825,000	$825,000
Amortization of debt issuance costs	72,687	72,687	72,687
Total interest and debt financing costs	$897,687	$897,687	$897,687
Cash paid for interest expense	$825,000	$825,000	$825,000
Effective interest rate	5.98%	5.98%	5.98%
Average outstanding balance	$15,000,000	$15,000,000	$15,000,000
The average dollar borrowings and average interest rate for all Company debt in the years ended December 31, 2025, 2024, and 2023, were as follows:

Year ended	Average Dollar Borrowings	Weighted Average Interest Rate
December 31, 2025	$18,568,836	6.76%
December 31, 2024	21,461,448	7.28
December 31, 2023	28,620,959	7.49
The following table shows the scheduled maturities of the principal balances of the Company’s outstanding borrowings as of December 31, 2025:

	Principal Due by Year
Debt liabilities	Total	2026	2027	2028	2029	2030
Banc of California Credit Facility(1)	$2,650,000	$2,650,000	$—	$—	$—	$—
Unsecured Note	15,000,000	15,000,000	—	—	—	—
Total	$17,650,000	$17,650,000	$—	$—	$—	$—
(1) On January 9, 2026, the Company amended the Banc of California Credit Facility to extend the maturity date from February 28, 2026 to February 28, 2028.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 8. U.S. Federal Income Tax
The Company has elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain its status as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its ICTI, as defined by the Code. Additionally, to avoid a 4% U.S. federal excise tax on undistributed earnings the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year, (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no U.S. federal income tax. Maintenance of the Company's RIC status also requires adherence to certain source of income and asset diversification requirements. As of December 31, 2025, the Company has met the source of income and asset diversification requirements, and intends to continue to meet these requirements. During the years ended December 31, 2025, 2024 and 2023, the Company recognized excise tax expense of $0, $9,723 and $0, respectively, related to the undistributed income in connection with its most recently filed excise tax return.
HPCI-MB, an entity taxed as a corporation under Subchapter C of the Code, is consolidated in the Company’s GAAP financial statements but is not included in the determination of ICTI or the RIC compliance requirements of the Company. The income of HPCI-MB, net of applicable income taxes, is not included in the Company’s ICTI until distributed by HPCI-MB, which may result in timing and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses. During the years ended December 31, 2025, 2024 and 2023, HPCI-MB distributed earnings and profits of $0, $0 and $50,000 to the Company.
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
The distributions paid to stockholders are reported as ordinary income, long-term capital gains and returns of capital. The tax character of distributions paid were as follows:

	Year Ended December 31,
	2025(1)	2024	2023
Ordinary taxable income	$907,953	$1,776,121	$1,959,271
Long-term capital gain	—	—	—
Return of capital	159,513	—	—
Total distributions to stockholders	$1,067,466	$1,776,121	$1,959,271
(1)    The calculation of 2025 U.S. federal taxable income is based on certain estimated amounts, including information received from third parties and, as a result, actual 2025 U.S. federal taxable income will not be finally determined until the Company’s 2025 U.S. federal tax return is filed in 2026 (and, therefore, such estimate is subject to change).
Tax-basis components of distributable earnings (accumulated losses) as of December 31, 2025 and 2024, were as follows:

	December 31,
	2025	2024
Ordinary income (RIC)	$—	$423,230
Undistributed earnings and profits (HPCI-MB, a C-Corporation)	15,857	2,023
Net operating loss carryforward (HPCI-MB, a C-Corporation)	(2,319)	(775)
Capital loss carryforwards:
RIC – short-term, non-expiring	(136,760)	(112,656)
RIC – long-term, non-expiring	(3,516,491)	(2,742,546)
The Company records reclassifications to its capital accounts related to permanent differences between GAAP and tax treatment of excise taxes and other permanent differences. The Company recorded reclassifications to decrease additional paid-in capital against total distributable earnings (accumulated losses) of $0, $9,723, and $388,972 for the years ended December 31, 2025, 2024 and 2023, respectively. These reclassifications have no effect on the Company’s GAAP-basis or tax-basis earnings, total net assets or net asset value per common share.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

The estimated tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of December 31, 2025 and 2024, were as follows:

	December 31,
	2025	2024
Tax-basis amortized cost of investments	$35,568,078	$39,346,353
Tax-basis gross unrealized appreciation on investments	667,048	570,192
Tax-basis gross unrealized depreciation on investments	(6,466,591)	(3,862,503)
Tax-basis net unrealized depreciation on investments	(5,799,543)	(3,292,311)
Fair value of investments	$29,768,535	$36,054,042
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
The tax-basis unrealized appreciation (depreciation) of investments by tax entity inherent in the fair value of investments as of December 31, 2025 and 2024, were as follows:

	December 31,
	2025	2024
Total tax-basis net unrealized depreciation on investments held by RIC entities	$(6,186,963)	$(3,609,206)
Total tax-basis net unrealized appreciation on investments held by HPCI-MB (C-Corp)	387,420	316,895
Total tax-basis net unrealized depreciation on investments	$(5,799,543)	$(3,292,311)
Deferred assets and liabilities as of December 31, 2025 and 2024, were as follows:

	December 31,
	2025	2024
Total deferred tax assets	$—	$—
Total deferred tax liabilities	(110,434)	(90,331)
Valuation allowance on net deferred tax assets	—	—
Deferred tax liabilities and assets with tax basis unrealized gains and losses differs from the amount that would have resulted from applying the federal rate of 21% to unrealized gains and losses because of state income taxes, net of the associated federal tax benefit.
The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and has included the following table as a result of its adoption, which presents income taxes paid (net of refunds received) for the years ended December 31, 2025, 2024 and 2023, were as follows:

	December 31,
	2025	2024	2023
U.S. federal income taxes	$3,229	$20,811	$—
U.S. state and local income taxes	3,144	10,140	1,398
Total cash paid for income taxes	$6,373	$30,951	$1,398

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 9. Financial Highlights
The following is a schedule of financial highlights for each year in the five-year period ended December 31, 2025:

	Year Ended December 31,
	2025	2024	2023	2022	2021
Per share operating performance:
Net asset value per share at beginning of year	$10.21	$10.49	$11.13	$12.99	$12.59
Net investment income(1)	0.63	0.97	1.14	0.76	1.06
Net realized loss on investments, net of taxes(1)	(0.51)	(0.53)	(0.25)	(0.01)	(0.22)
Net unrealized appreciation (depreciation) on investments, net of deferred taxes(1)	(1.93)	0.30	(0.53)	(1.61)	0.56
Total income (loss) from operations	(1.81)	0.74	0.36	(0.86)	1.40
Distributions declared:
Distributions from net investment income	(0.57)	(1.02)	(1.02)	(1.02)	(1.02)
Distributions from tax return of capital	(0.10)	—	—	—	—
Issuance/repurchase of common stock(2)	(0.08)	—	0.02	0.02	0.02
Net asset value per share at end of year	$7.65	$10.21	$10.49	$11.13	$12.99

Total return based on net asset value(3)	(19.3)%	7.3%	3.5%	(6.7)%	11.5%
Shares outstanding and subscribed at end of year	1,506,301	1,664,123	1,835,599	1,977,694	2,020,361
Weighted-average shares outstanding or subscribed	1,596,607	1,761,216	1,944,621	2,008,980	2,128,179
Ratio/Supplemental Data
Average net asset value(4)	$14,660,082	$18,061,850	$20,693,167	$24,069,808	$27,090,918
Net assets at end of year	$11,519,013	$16,991,004	$19,247,486	$22,017,947	$26,244,423
Net investment income	$1,007,626	$1,711,225	$2,209,326	$1,525,913	$2,247,035
Ratio of total net operating expenses to average net assets	23.9%	23.6%	25.8%	16.8%	10.4%
Ratio of net investment income to average net assets	6.9%	9.5%	10.7%	6.3%	8.3%
Portfolio turnover(5)	10.5%	25.1%	9.9%	21.8%	67.2%
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
(5)Portfolio turnover rate is calculated using the lesser of year-to-date sales, Structured Finance Security distributions and principal payments or year-to-date purchases over the average of total investments at fair value at the beginning of the indicated period and the end of each calendar quarter within the period indicated.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 10. Capital Transactions
Common stock transactions
Below is a summary of transactions with respect to shares of the Company’s common stock issued in the Offering during the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds from the Offering	—	$—	—	$—	57,618	$710,000
Commissions and dealer manager fees	—	—	—	—	—	(48,000)
Net proceeds to the Company	—	$—	—	$—	57,618	$662,000
Repurchase of common stock transactions
The following table summarizes the common stock repurchases by the Company during the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount
Repurchases of common stock	157,822	$1,518,602	171,476	$1,777,037	199,713	$2,168,568
All repurchased shares were retired upon acquisition.
Distributions
The Company intends to make monthly distributions to stockholders that represent, over time, substantially all of its net investment income. The Company may be limited in its ability to make distributions to stockholders due to the BDC asset coverage requirements of the 1940 Act.
The following tables reflect the cash distributions per share that the Company declared on its common stock during the years ended December 31, 2025, 2024 and 2023, respectively. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Date	Payment Date	Per Share Amount	Cash Distribution
Year ended December 31, 2025
January 29, 2025	January 29, 2025	April 15, 2025	$0.06000	$99,846
February 26, 2025	February 26, 2025	April 15, 2025	0.06000	99,846
March 27, 2025	March 27, 2025	April 15, 2025	0.06000	97,206
April 26, 2025	April 28, 2025	July 15, 2025	0.06000	97,206
May 28, 2025	May 28, 2025	July 15, 2025	0.06000	97,205
June 26, 2025	June 26, 2025	July 15, 2025	0.06000	94,617
July 29, 2025	July 29, 2025	October 15, 2025	0.06000	94,617
August 27, 2025	August 27, 2025	October 15, 2025	0.06000	94,617
September 26, 2025	September 26, 2025	October 15, 2025	0.06000	92,098
October 29, 2025	October 29, 2025	January 15, 2026	0.04375	67,154
November 25, 2025	November 25, 2025	January 15, 2026	0.04375	67,154
December 29, 2025	December 29, 2025	January 15, 2026	0.04375	65,900
			$0.67125	$1,067,466

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Date Declared	Record Date	Payment Date	Per Share Amount	Cash Distribution
Year ended December 31, 2024
January 27, 2024	January 29, 2024	February 5, 2024	$0.0846	$155,292
February 27, 2024	February 27, 2024	March 5, 2024	0.0846	155,292
March 27, 2024	March 27, 2024	April 5, 2024	0.0846	151,178
April 26, 2024	April 26, 2024	May 6, 2024	0.0846	151,178
May 29, 2024	May 29, 2024	June 5, 2024	0.0846	151,178
June 26, 2024	June 26, 2024	July 5, 2024	0.0846	147,168
July 27, 2024	July 29, 2024	August 5, 2024	0.0846	147,168
August 28, 2024	August 28, 2024	September 5, 2024	0.0846	147,168
September 26, 2024	September 26, 2024	October 7, 2024	0.0846	143,238
October 29, 2024	October 29, 2024	November 5, 2024	0.0846	143,238
November 26, 2024	November 26, 2024	December 5, 2024	0.0846	143,238
December 27, 2024	December 27, 2024	January 6, 2025	0.0846	140,785
			$1.0152	$1,776,121

Date Declared	Record Date	Payment Date	Per Share Amount	Cash Distribution
Year ended December 31, 2023
January 27, 2023	January 27, 2023	February 6, 2023	$0.0846	$167,313
February 24, 2023	February 24, 2023	March 6, 2023	0.0846	167,595
March 29, 2023	March 29, 2023	April 5, 2023	0.0846	166,868
April 25, 2023	April 26, 2023	May 5, 2023	0.0846	166,868
May 26, 2023	May 26, 2023	June 5, 2023	0.0846	166,868
June 28, 2023	June 28, 2023	July 5, 2023	0.0846	162,632
July 27, 2023	July 27, 2023	August 7, 2023	0.0846	163,701
August 28, 2023	August 29, 2023	September 5, 2023	0.0846	163,701
September 26, 2023	September 27, 2023	October 5, 2023	0.0846	159,478
October 27, 2023	October 27, 2023	November 6, 2023	0.0846	159,478
November 27, 2023	November 28, 2023	December 5, 2023	0.0846	159,477
December 27, 2023	December 27, 2023	January 5, 2024	0.0846	155,292
			$1.0152	$1,959,271
Distributions of current year or accumulated prior years ICTI will be characterized as distributions of ordinary income. Distributions in excess of the Company’s current and accumulated ICTI will be treated first as a return of capital to the extent of a stockholder’s tax basis, and any remaining distributions will be treated as a capital gain. For the year ended December 31, 2025, the Company’s estimated distributions paid to stockholders were comprised of ordinary income of 85.1% and a tax return of capital of 14.9%. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its estimated ICTI and distributions paid for the full year. Each year, if required, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s stockholders. The calculation of 2025 U.S. federal taxable income is based on certain estimated amounts, including information received from third parties and, as a result, actual 2025 U.S. federal taxable income will not be finally determined until the Company’s 2025 U.S. federal tax return is filed in 2026.

Hancock Park Corporate Income, Inc.
Notes to Consolidated Financial Statements

Note 11. Subsequent Events
On January 9, 2026, the Company amended the Banc of California Credit Facility to extend the maturity date from February 28, 2026 to February 28, 2028.
On January 28, 2026, the Company’s Board declared a distribution of $0.0167 per common share, which represented a 2.3% annualized distribution yield based on the Company’s common stock offering price as of January 29, 2026, will be paid on April 15, 2026 to stockholders of record on January 28, 2026.
On February 25, 2026, the Company’s Board declared a distribution of $0.0167 per common share, which represented a 2.4% annualized distribution yield based on the Company’s common stock offering price as of February 26, 2026, which will be paid on April 15, 2026 to stockholders of record on February 25, 2026.
On March 3, 2026, the Company commenced a tender offer pursuant to which it is offering to purchase up to 15,966 shares of its issued and outstanding common stock at a price equal to its net asset value per share on March 28, 2026.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management (with the supervision and participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Information regarding our board of directors is as follows:

Name	Age	Position	Director Since	Expiration of Term
Interested Director:
Bilal Rashid	55	Director, Chairman, President and Chief Executive Officer	2014	2027
Independent Directors:
Ashwin Ranganathan	56	Director	2022	2026
Elaine Healy	63	Director	2021	2028
Executive Officers
Our executive officers hold their office until their successors are chosen and qualified, or until the earlier of the resignation or removal. Information regarding the Company’s executive officers who are not directors is as follows:

Name	Age	Position	Officer Since
Kyle Spina(1)	39	Chief Financial Officer and Treasurer	2023
Mukya S. Porter	51	Chief Compliance Officer	2017
Tod K. Reichert	64	Corporate Secretary	2017
(1)    On January 28, 2025, Jeffrey A. Cerny notified our Board of his intention to retire. Mr. Cerny’s resignation as Chief Financial Officer and Treasurer was effective on March 31, 2025. The resignation was not in any way related to a disagreement with us on any matter relating to our operations, policies, practices or otherwise. On January 28, 2025, our Board voted to appoint Kyle Spina as Chief Financial Officer and Treasurer of the Company, effective as of March 31, 2025, to fill the vacancy created by the resignation of Mr. Cerny. Mr. Spina had previously served as the Company's Chief Accounting Officer since 2023.
Biographical Information
The following is information concerning the business experience of our board of directors and executive officers. The directors have been divided into two groups—interested directors and independent directors. Interested directors are “interested persons” as defined in the 1940 Act.
Interested Director
Bilal Rashid has served as Chairman of our board of directors, President and Chief Executive Officer since 2014. He is also Chairman of the board of directors, President and Chief Executive Officer of OCCI, Chairman of the board of directors and Chief Executive Officer of OFS Capital, a member of the board of trustees of CIM Real Assets and Credit Fund (“RACR”), an affiliate of the Company which is sub-advised by OFS Advisor, President and a Senior Managing Director of Orchard First Source Capital, Inc. (“OFSC”) and OFS Advisor, President and Chief Executive Officer of OFSAM Holdings and a member of OFSAM Holdings’s executive committee. He also serves on various investment committees of OFS Advisor and its affiliates.

Mr. Rashid has more than 25 years of experience in investment banking, debt capital markets and investing. Prior to joining OFSC in 2008, Mr. Rashid was a managing director in the global markets and investment banking division at Merrill Lynch. Before joining Merrill Lynch in 2005, he was a vice president at Natixis Capital Markets, which he joined from Canadian Imperial Bank of Commerce (“CIBC”). Prior to CIBC, he worked as an investment analyst in the project finance area at the International Finance Corporation, which is part of the World Bank. Prior to that, Mr. Rashid was a financial analyst at Lehman Brothers. Mr. Rashid has a B.S. in Electrical Engineering from Carnegie Mellon University and an MBA from Columbia University. Through his years of work in investment banking and capital markets and in sourcing, leading and managing investments, Mr. Rashid has developed expertise and skills that are relevant to understanding the risks and opportunities that the Company faces and which are critical to implementing our strategic goals and evaluating our operational performance.
Independent Directors
Elaine E. Healy currently serves on the board of directors of the Company, and on the board of directors of OFS Capital and Consensus Cloud Solutions. Ms. Healy is a co-founder and the Chief Executive Officer of NexGen Venture Partners, LLC, dba Aura Wireless, a provider of wireless infrastructure technology (“NexGen”). Prior to co-founding NexGen, Ms. Healy was a co-founder, president and chief operating officer of Accel Networks, LLC, a fixed cellular wireless broadband service provider founded in November 2002 and acquired in June 2015. She is a senior executive with a broad investment background investing in operating companies ranging from start-ups to emerging growth to publicly traded entities and serving as a director of companies in a wide range of industries prior to becoming an entrepreneur. Throughout her career, she has participated in, or been responsible for, the periodic valuation of both debt and equity portfolios. Ms. Healy graduated from The Florida State University in 1984 with a Bachelor of Science in Finance. Ms. Healy, the chair of our Audit Committee, has vast experience in the financial and operational aspects of complex businesses, and her skills gained through service as a chief executive officer, president and chief operating officer are essential to our board of directors. She brings to our board of directors a unique perspective on a wide range of investment vehicles, including closed-end funds, SBICs, business development companies and both limited and general partnerships. Ms. Healy’s background has enabled her to cultivate an enhanced understanding of operations and strategy with an added layer of risk management experience that is an important aspect of the composition of our board of directors.
Ashwin Ranganathan currently serves on the board of directors of the Company. Mr. Ranganathan also serves on the board of directors of OFS Capital and RACR, an affiliate of the Company, which is sub-advised by OFS Advisor. Mr. Ranganathan is the founder and CEO of Sikander Capital, a multi-asset family office focused on equity, venture capital and real estate, which he founded in 2013. Prior to that, from 2005 until 2013, he was a partner and managing director at Tudor Capital, a $13 billion global multi-strategy hedge fund where he managed a $500 million Asia Pacific long/short equity portfolio, was co-portfolio manager of Tudor Capital’s emerging markets fund and a member of the board of directors of Tudor Capital Singapore. From 2001 to 2005, Mr. Ranganathan was a senior vice president and an equity partner at Oaktree Capital Management, a global asset management firm specializing in alternative investment strategies, where he served as head of the global emerging markets group. Mr. Ranganathan began his career at Goldman Sachs Asset Management in 1994, where he worked as a portfolio manager in the firm’s Hong Kong and New York offices. Mr. Ranganathan graduated from St. Stephens College, Delhi University in 1991 with a Bachelor in English Literature and Exeter College, Oxford University in 1994 with a Master in Philosophy, Politics and Economics. Mr. Ranganathan, the chair of our Nominating and Corporate Governance Committee, has vast experience in asset management and expertise in investments that qualifies him for service on our board of directors. Mr. Ranganathan’s background in managerial positions in investment management and financial services gives our board of directors valuable industry-specific knowledge and expertise on these and other matters.
Executive Officers Who Are Not Directors
Mukya S. Porter currently serves as the Chief Compliance Officer of the Company, OFS Capital, OCCI, OFSC, OFSAM Holdings and OFS Advisor, in which capacity she oversees the compliance and risk management functions. Ms. Porter has approximately 20 years of experience advising investment advisers, broker-dealers and other financial institutions. Prior to joining OFSC, Ms. Porter served as a Senior Vice President of Compliance at Oaktree Capital Management, an alternative investment adviser, from 2012 to 2016, where she was responsible for oversight of the firm’s code of ethics program and the day-to-day management of an affiliated limited-purpose broker-dealer. Prior to Oaktree, Ms. Porter held the position of Vice President and Senior Compliance Officer at Pacific Investment Management Company from 2010 to 2012 and prior to that, from 2004 to 2010, worked, first, as a Vice President in the Legal department at Morgan Stanley Global Wealth Management and, subsequently, as a Vice President of Compliance at Morgan Stanley Investment Management. Ms. Porter received a Bachelor of Science degree, magna cum laude, in Biology from Howard University in 1996 and a J.D. from the University of California, Berkeley School of Law in 2001.
Kyle Spina currently serves as the Chief Financial Officer and Treasurer of the Company, OFS Capital and OCCI. Mr. Spina also serves as Director, Chief Financial Officer of OFS Advisor, the Chief Financial Officer and Treasurer of OFSC, and Vice President and Chief Financial Officer of OFSAM and OFSAM Holdings. Mr. Spina previously served as the Chief Accounting Officer of the Company, OFS Capital and OCCI from 2023 to 2025. Mr. Spina more than 15 years of experience in public and private accounting. Prior to joining OFSC in April 2021, Mr. Spina held multiple controllership roles, serving as Assistant Controller of Credit Funds for Thoma Bravo, LP from 2020 to 2021 and Controller and Accounting Manager for Fidus Investment Corporation (Nasdaq: FDUS) and affiliates from 2016 to 2020. Mr. Spina began his career in public accounting from 2009 to 2016, including serving as an Audit Manager at BDO from 2014 to 2016, focusing on audits of public companies. Mr. Spina graduated from Purdue University with a Bachelor of Science degree in Accounting and Management and has been an active Certified Public Accountant since 2010.
Tod K. Reichert currently serves as Corporate Secretary of the Company, OFS Capital and OCCI, as General Counsel and Corporate Secretary of OFSAM Holdings and OFSAM, and as Managing Director, Chief Administrative Officer, General Counsel and Secretary of OFS Advisor and OFSC, in which capacity he oversees the legal and operational functions of the firm. Mr. Reichert has over 25 years of experience as a strategic business partner, providing advice on general corporate governance and transactional matters, with a focus on securities laws, compliance, corporate finance, debt and equity investments, and mergers and acquisitions. Prior to joining OFSC, Mr. Reichert served as General Counsel, Chief Compliance Officer and Corporate Secretary of MCG Capital Corporation (Nasdaq: MCGC), managing the legal and compliance departments, overseeing complex litigation, and providing securities law, disclosure and transactional advice to the Board of Directors and senior management team, while serving as a member of the MCG credit committee and SBIC investment committee. Prior to joining MCG, Mr. Reichert worked as an attorney in private practice in New York, Princeton and Boston at WilmerHale LLP. Mr. Reichert received his J.D. from the Rutgers University School of Law - Newark and his BFA from the University of North Carolina. Mr. Reichert is NACD (National Association of Corporate Directors) Directorship Certified™ and has received a CERT Certificate in Cyber Oversight through the NACD’s Cyber Oversight Program.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to such persons were timely filed.
Committees of the Board of Directors
Our board of directors currently has two committees: an Audit Committee and a Nominating and Corporate Governance Committee.
Audit Committee. The Audit Committee operates pursuant to a charter approved by our board of directors. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist our board of directors in selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefor), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The Audit Committee is composed of Ms. Healy and Mr. Ranganathan, both of whom are considered independent for purposes of the 1940 Act. Ms. Healy serves as the chair of the Audit Committee. Ms. Healy qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the Audit Committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of OFS Advisor as defined in Section 2(a) (19) of the 1940 Act. The Audit Committee met 11 times in 2025.

A charter of the Audit Committee is available in print to any stockholder who requests it and it is also available on the Company’s website.
Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates pursuant to a charter approved by our board of directors. The charter sets forth the responsibilities of the Nominating and Corporate Governance Committee, including making nominations for the appointment or election of independent directors. The Nominating and Corporate Governance Committee consists of Mr. Ranganathan and Ms. Healy, both of whom are considered independent for purposes of the 1940 Act. Mr. Ranganathan serves as the chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee met four times in 2025.
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
The Board met 6 times in 2025. Each director attended at least 75% of the total number of meetings of the Board and committee on which the director served that were held while the director was a member.
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
The purpose of the Middle-Market Investment Committee is to evaluate and approve our prospective investments, subject at all times to the oversight of our board of directors. The Middle-Market Investment Committee, comprised of Richard Ressler (Chairman), Bilal Rashid and Kyde Sharp is responsible for the evaluation and approval of all debt and equity investments made by us.
The Broadly Syndicated Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid and Kenneth A. Brown, assists with the review and evaluation of potential investments in Broadly Syndicated Loans made by us.
The Structured Credit Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid, Brown and Glen Ostrander, assists with the review and evaluation of potential investments in Structured Finance Security investments made by us.
The Pre-Allocation Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid, Ostrander, Tod K. Reichert and Manish Rajguru, is responsible for determining whether a prospective investment is appropriate for allocation to one or more clients managed by registered investment advisor subsidiaries of OFSAM, including OFS Advisor, and the allocation of such investment among groups of advisory clients.
The Broadly Syndicated Investment Committee, Structured Credit Investment Committee and Pre-Allocation Investment Committee are not responsible for the Middle Market Investment Committee's investment approval or ultimate asset allocation decisions for our investments.
On January 28, 2025, Jeffrey A. Cerny notified our board of directors of his intention to retire. Mr. Cerny’s resignation as Chief Financial Officer and Treasurer was effective on March 31, 2025. As of March 31, 2025, Mr. Cerny was no longer a member of the Middle-Market Investment Committee, Broadly Syndicated Investment Committee, Structured Credit Investment Committee, or Pre-Allocation Investment Committee.
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
Information regarding the Middle-Market Investment Committee is as follows:

Name	Age	Position
Richard S. Ressler	67	Chairman of OFSAM Holdings, Chairman of the Advisor Investment Committees
Bilal Rashid	55	Senior Managing Director of OFS Advisor
Kyde Sharp	49	Managing Director of OFS Advisor
Biographical information regarding members of the Middle-Market Investment Committee who are not directors or executive officers of the Company is as follows:
Richard S. Ressler is the founder and president of Orchard Capital Corporation (“Orchard Capital”), a firm that provides consulting and advisory services to companies in which Orchard Capital or its affiliates invest. Through his affiliation with Orchard Capital, Mr. Ressler serves in various senior capacities with, among others, CIM Group, L.P. (together with its controlled affiliates, “CIM”), a community-focused real estate and infrastructure owner, operator, lender and developer, OFSAM Holdings, a holding company consisting of asset management businesses, including, OFS Advisor, a registered investment adviser focusing primarily on investments in middle market and broadly syndicated loans, debt and equity positions in collateralized loan obligations and other structured credit investments and other registered investment advisers focusing primarily on investments in broadly syndicated loans, and OCV Management, LLC (“OCV”), an investor, owner and operator of technology companies. Mr. Ressler also serves as a board member for various public and private companies in which Orchard Capital or its affiliates invest. Mr. Ressler served as non-executive chairman of the board of Ziff Davis, Inc. (Nasdaq: ZD), formerly known as j2Global, Inc., from 1997 until May 2022 and as its chief executive officer from 1997 to 2000. In addition, he has also served as the chief executive officer and president and as a director of CIM Real Estate Finance Trust, Inc. (“CMFT”), a non-listed REIT operated by an affiliate of CIM that invests in net lease core real estate assets as well as real estate loans and other credit investments, since February 2018, and has served as chairman of its board of directors since August 2018. Mr. Ressler has served as the chairman of the investment risk management committee of CMFT since April 2022 and served as a member of the nominating and corporate governance committee from August 2018 to March 2022. Mr. Ressler has served as chairman of the board of Creative Media & Trust Corporation (Nasdaq: CMCT), a real estate investment trust that owns, operates and develops premier multifamily and creative office assets in vibrant communities throughout the United States, since 2014. Mr. Ressler served as the chief executive officer, president and a director of CIM Income NAV, Inc. (“CIM Income NAV”) from February 2018 to December 2021 and as chairman of the board of directors of CIM Income NAV from August 2018 to December 2021 until CIM Income NAV’s merger with and into CMFT in December 2021. Mr. Ressler served as the chief executive officer and president and as a director of Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) from February 2018 and as chairman of its board of directors from August 2018 until CCIT III’s merger with and into CMFT in December 2020. Mr. Ressler also served as a director of Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) from January 2019 until CCIT II’s merger with Peakstone Realty Trust (f/k/a Griffin Realty Trust, Inc. (“GRT”)) in March 2021 and as a director of Cole Credit Property Trust V, Inc. (“CCPT V”) from January 2019 to October 2019.
Mr. Ressler co-founded CIM Group, L.P. in 1994 and serves as the executive chairman of CIM and as an officer of various affiliates of CIM. Mr. Ressler co-founded the predecessor of OFSAM Holdings in 2001 and chairs its executive committee. Mr. Ressler co-founded OCV in 2016 and chairs its executive committee. Prior to founding Orchard Capital, from 1988 until 1994, Mr. Ressler served as vice chairman of Brooke Group Limited, the predecessor of Vector Group, Ltd. (NYSE: VGR) and served in various executive capacities at VGR and its subsidiaries. Prior to VGR, Mr. Ressler was with Drexel Burnham Lambert, Inc., where he focused on merger and acquisition transactions and the financing needs of middle-market companies. Mr. Ressler began his career in 1983 with Cravath, Swaine and Moore LLP, working on public offerings, private placements, and merger and acquisition transactions. Mr. Ressler holds a B.A. from Brown University, and J.D. and M.B.A. degrees from Columbia University.
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
Item 11.    Executive Compensation
Compensation of Executive Officers
None of our officers receive direct compensation from us. Our officers, including our chief executive officer, chief financial officer, chief compliance officer and corporate secretary are paid by OFSC, subject to reimbursement by us, pursuant to the Administration Agreement, for an allocable portion of such compensation for services rendered by such persons to us. To the extent that OFS Services outsources any of its functions under the Administration Agreement, we pay the fees associated with such functions on a direct basis without profit to OFS Services. See “Item 1. Business—Administration Agreement.”
Compensation of Directors
Our independent directors are entitled to receive annual cash retainer fees, determined based on our net assets as of the end of each fiscal quarter. In addition, our independent directors receive an additional annual fee for serving on one or more committees of our board of directors. Amounts payable under this arrangement are determined and paid quarterly in arrears as follows:

Net Asset Value	Annual Cash Retainer	Annual Committee Retainer (regardless of the number of committees the independent director serves on)
$0 to $50 million	$10,000	$2,500
$50 million to $100 million	$20,000	$2,500
Greater than $100 million	$30,000	$2,500
Compensation paid to our directors for the year ended December 31, 2025 was as follows:

Name	Fees Earned or Paid in Cash by Hancock Park Corporate Income, Inc.	Stock Awards	Total Compensation from Hancock Park Corporate Income, Inc.	Total Compensation from Fund Complex(2)
Elaine Healy	$12,500	$—	$12,500	$112,500
Ashwin Ranganathan	$12,500	$—	$12,500	$112,500
Bilal Rashid (1)	$—	$—	$—	$—
Total	$25,000	$—	$25,000	$225,000
(1) No compensation is paid to directors who are “interested persons.”
(2) The “Fund Complex” includes the Company, OFS Capital and OCCI.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The following table sets forth, as of March 9, 2026, the beneficial ownership of the nominee for director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 1,506,301 shares of common stock outstanding as of March 9, 2026.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon information furnished by the Company’s transfer agent and other information obtained from such persons, if available.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percentage of Class	Dollar Range of Equity Securities in the Fund Complex Beneficially Owned by Directors
Interested Director
Bilal Rashid	None	None	Over $100,000
Independent Directors
Ashwin Ranganathan — Class I director, nominee to be elected at the 2026 Annual Meeting of Stockholders (if elected, term to expire in 2029)	None	None	$0
Elaine E. Healy	None	None	$50,000 - $100,000
Officers Who Are Not Directors
Kyle Spina	None	None	N/A
Mukya S. Porter	None	None	N/A
Tod K. Reichert	None	None	N/A
Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. The Company’s directors are divided into two groups—interested directors and independent directors. Interested directors are “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act. Unless otherwise indicated, the address of all executive officers and directors is c/o Hancock Park Corporate Income, Inc., 222 W. Adams Street, Suite 1850, Chicago, Illinois 60606; and the address for the other investors is their registered investment advisor or broker-dealer.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons, Promoters and Certain Control Persons
Investment Advisory Agreement; Administration Agreement
We entered into the Investment Advisory Agreement with OFS Advisor on July 15, 2016, pursuant to which we pay base management fees and incentive fees to OFS Advisor. See “Item 1. Business—Investment Advisory Agreement,” and “Item 1. Business—Administration Agreement.” The Investment Advisory Agreement was approved by our Board on July 15, 2016, and became effective on August 30, 2016, when we satisfied the Minimum Offering Requirement. The Administration Agreement was approved by our board of directors on March 31, 2016, and became effective of July 15. 2016. The Board most recently approved the continuation of the Investment Advisory Agreement and the Administration Agreement on April 3, 2025. Unless earlier terminated, the Investment Advisory Agreement and the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of our board of directors, including a majority of independent directors, or by the holders of a majority of our outstanding voting securities.
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
In addition, we have submitted a new application for exemptive relief that, if granted, would supersede our existing Order and permit us to co-invest pursuant to a different set of conditions than those in our existing Order. However, there is no guarantee that the SEC will grant such application. See “Item 1A. Risk Factors—Risks Related to our Business and Structure

—Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.”
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
Historically, we have entered into agreements with OFS Advisor and its affiliates, pursuant to which OFS Advisor or its affiliates, paid to us a portion of our operating expenses for each quarter in which we declare a distribution to our stockholders. On November 26, 2024, we entered into the ESA Termination Agreement. Pursuant to the ESA Termination Agreement, we and OFS Advisor agreed, to: (i) terminate the expense support provided by OFS Advisor effective January 1, 2025; and (ii) waive payment by us to OFS Advisor for any accrued and unpaid reimbursement payments (other than any reimbursement payments with respect to the quarter ending December 31, 2024, for which there were none).
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
Item 14.    Principal Accountant Fees and Services
The following table presents fees incurred by the Company for the years ended December 31, 2025 and 2024 for professional services rendered by the Company’s principal accounting firm, KPMG LLP (“KPMG”).

	Year ended December 31,
	2025	2024
Audit Fees	$361,190	$347,190
Audit-Related Fees	—	—
Tax Fees	58,000	60,000
All Other Fees	—	—
Total Fees	$419,190	$407,190
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
Audit Committee's Pre-Approval Policies and Procedures. The Company’s Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent auditors for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment adviser and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which KPMG billed or has yet to bill the Company for the fiscal year ended December 31, 2025, were pre-approved by the Audit Committee.

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
		8-K (814-001185)	February 2, 2022

10.6	Termination Agreement between OFS Capital Management, LLC and Hancock Park Corporate Income, Inc. dated November 26, 2024.	8-K (814-001185)	November 29, 2024

10.7	Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated September 12, 2018	8-K (814-001185)	September 13, 2018

10.8	Promissory Note between Hancock Park Corporate Income, Inc. and Banc of California dated September 12, 2018	8-K (814-001185)	September 13, 2018

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
10.9	Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated September 9, 2019	8-K (814-001185)	September 11, 2019

10.10	Change in Terms to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated September 9, 2019	8-K (814-001185)	September 11, 2019

10.11	Commercial Security Agreement among Hancock Park Corporate Income, Inc. and Banc of California dated September 9, 2019	8-K (814-001185)	September 11, 2019

10.12	Amendment One to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated February 17, 2021	8-K (814-001185)	February 19, 2021

10.13	Change in Terms to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated February 17, 2021	8-K (814-001185)	February 19, 2021

10.14	Change in Terms to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated November 15, 2021	8-K (814-001185)	November 18, 2021

10.15	Amendment Number One to Change in Terms Agreement between Hancock Park Corporate Income, Inc. and Banc of California date November 23, 2021	10-K (814-001185)	March 18, 2022

10.16	Amendment Two to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated September 7, 2022	8-K (814-001185)	September 7, 2022

10.17	Amendment Three to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated December 15, 2023	8-K (814-001185)	December 15, 2023

10.18	Amendment Four to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated December 17, 2024	8-K (814-001185)	December 17, 2024

10.19	Amendment Five to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated December 29, 2025	8-K (814-001185)	December 29, 2025

10.20	Amendment Six to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated January 9, 2026	8-K (814-001185)	January 9, 2026

10.21	Note Purchase Agreement dated November 27, 2019 by and between Hancock Park Corporate Income, Inc. and the Purchaser party thereto	8-K (814-001185)	December 2, 2019

10.22	Amendment to the Note Purchase Agreement by and between Hancock Park Corporate Income, Inc. and the Purchaser party thereto, dated September 23, 2021	8-K (814-001185)	September 24, 2021

11.1	Computation of earnings per share			+

14.1	Joint Code of Ethics of Hancock Park Corporate Income, Inc. and OFS Advisor	10-Q (814-001185)	November 8, 2024

14.2	Hancock Park Corporate Income, Inc. Code of Business Conduct	10-Q (814-01185)	November 13, 2017

19.1	HPCI Insider Trading Policy and Procedures	10-K (814-001185)	March 18, 2024

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K

21.1	List of Subsidiaries			*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended			*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended			*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†

*	Filed herewith.
+	Included in statement of operations contained in this report
†	Furnished herewith.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK PARK CORPORATE INCOME, INC.

Date: March 13, 2026	/s/ Bilal Rashid
Bilal Rashid Chief Executive Officer, President and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 13, 2026	/s/ Bilal Rashid
Bilal Rashid, President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 13, 2026	/s/ Kyle Spina
Kyle Spina, Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)

Date: March 13, 2026	/s/ Ashwin Ranganathan
Ashwin Ranganathan, Director

Date: March 13, 2026	/s/ Elaine E. Healy
Elaine E. Healy, Director