Form 10-Q
period 2026-03-31
Hancock Park Corporate Income, Inc.
filed 2026-05-08
CIK 1661306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Yes ☐ No ☒

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 4, 2026 was 1,490,202.

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

ASC	Accounting Standards Codification, as issued by the FASB
ASC Topic 820	ASC Topic 820, Fair Value Measurements and Disclosures
ASC Topic 946	ASC Topic 946, Financial Services-Investment Companies
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
•
our ability to replicate historical results;
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
•
our ability to incur additional leverage pursuant to Section 61(a)(2) of the 1940 Act and the impact of such leverage on our net investment income and results of operations;
•
competition for investment opportunities;
•
the belief that the seniority of our debt investments in a borrower’s capital structure may provide greater downside protection against adverse economic changes, including those caused by the impacts of interest rate and inflation rate changes, the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, activity in South America, instability in the U.S. and international banking systems, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, the risk of recession or the impact of the prolonged shutdown of U.S. government services, and related market volatility on our business, our portfolio companies, our industry and the global economy;
•
the percentage of investments that bear interest on a floating rate or fixed rate basis;
•
our ability to raise debt or equity capital as a BDC;
•
the success of our current borrowings, and issuances of senior securities or future borrowings to fund the growth of our investment portfolio;
•
the timing, form and amount of any distributions from our portfolio companies;
•
the timing or amount of distribution payments to our stockholders;
•
the holding period of our investments;
•
the impact of alternative reference rates on our business, including potential additional interest rate changes approved by the U.S. Federal Reserve, which may impact our investment income, cost of funding and the valuation of our investments;
•
the general economy and its impact on the industries in which we invest;
•
the impact of current political, economic and industry conditions, including changes in the interest rate environment, inflation, significant market volatility, supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, resource shortages and other conditions affecting the financial and capital markets, which, in turn, impacts our business prospects and the prospects of our portfolio companies;

•
the general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the Middle East, the European Union, South America and China;
•
our ability to consummate credit facilities in the future on commercially reasonable terms, if at all;
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, cybersecurity attacks and the increasing use of artificial intelligence and machine learning technology;
•
our ability to generate cash from: (i) the net proceeds of the Offering; (ii) cash flows from our operations; (iii) the Banc of California Credit Facility and any other financing arrangements we may enter into in the future; (iv) investment repayments or dispositions; and (v) any future offerings of our equity or debt securities;
•
the belief that we have sufficient levels of liquidity to meet our commitments to existing portfolio companies;
•
the belief that our cash and cash equivalent balances are not exposed to any significant credit risk;
•
the impact that environmental, social and governance matters could have on our brand and reputation and our portfolio companies;
•
the fluctuation of the fair value of our investments due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value; and
•
the effect of new or modified laws or regulations, including accounting pronouncements and rule issuances, governing our operations.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 13, 2026. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Hancock Park Corporate Income, Inc.

Consolidated Statements of Assets and Liabilities (unaudited)

	March 31, 2026	December 31, 2025
Assets:
Non-control/non-affiliate investments, at fair value (amortized cost of $32,911,675 and $36,287,372, respectively)	$24,826,470	$29,768,535
Cash and cash equivalents	2,354,065	493,834
Interest receivable	124,905	105,708
Prepaid expenses and other assets	33,823	45,995
Total assets	$27,339,263	$30,414,072

Liabilities:
Revolving line of credit	$1,650,000	$2,650,000
Unsecured note (net of discount and deferred debt issuance costs of $48,458 and $66,630, respectively)	14,951,542	14,933,370
Due to adviser and affiliates (Note 3)	229,020	388,139
Payable for repurchases of common stock	115,425	253,479
Distributions payable	75,466	200,208
Interest payable	79,205	78,680
Other liabilities	360,021	391,183
Total liabilities	17,460,679	18,895,059

Commitments and contingencies (Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized, 1,490,202 and 1,506,301 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,490	1,506
Paid-in capital in excess of par	20,410,570	20,525,979
Total accumulated losses	(10,533,476)	(9,008,472)
Total net assets	9,878,584	11,519,013

Total liabilities and net assets	$27,339,263	$30,414,072

Number of common shares outstanding	1,490,202	1,506,301
Net asset value per share	$6.63	$7.65

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.

Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2026	2025
Investment income
Interest income	$874,830	$1,147,733
PIK interest income	6,753	73,205
Dividend income	1,070	1,072
Fee income	1,960	2,170
Total investment income	884,613	1,224,180

Operating expenses
Interest expense	267,194	334,244
Base management fees	85,790	115,524
Incentive fees	—	40,651
Administrative fees	118,825	170,422
Professional fees	181,229	183,263
Transfer agent expenses	40,723	38,177
Other expenses	38,955	43,283
Contractual Issuer Expenses (credits) (Note 3)	4,730	5,711
Amortization of deferred offering costs	2,033	1,683
Total operating expenses	739,479	932,958
Net expense limitations under agreement with the adviser (Note 3)	(6,763)	(7,394)
Net operating expenses	732,716	925,564

Net investment income	151,897	298,616

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on investments	6,171	(267)
Net unrealized depreciation on investments	(1,566,369)	(645,883)
Deferred tax (expense) benefit on net unrealized appreciation (depreciation)	(41,237)	27,316
Net loss on investments	(1,601,435)	(618,834)

Net decrease in net assets resulting from operations	$(1,449,538)	$(320,218)

Net investment income per common share – basic and diluted	$0.10	$0.18
Net decrease in net assets resulting from operations per common share – basic and diluted	$(0.96)	$(0.19)
Distributions declared per common share	$0.05	$0.18
Basic and diluted weighted-average common shares outstanding	1,505,943	1,661,676

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.

Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total accumulated losses	Total net assets
Balances at December 31, 2024	1,664,123	$1,664	$22,203,936	$(5,214,596)	$16,991,004
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	298,616	298,616
Net realized loss on investments, net of taxes	—	—	—	(267)	(267)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	(618,567)	(618,567)
Repurchases of common stock	(44,045)	(44)	(448,337)	—	(448,381)
Distributions to stockholders	—	—	—	(296,898)	(296,898)
Net decrease for the three month period ended March 31, 2025	(44,045)	(44)	(448,337)	(617,116)	(1,065,497)
Balances at March 31, 2025	1,620,078	$1,620	$21,755,599	$(5,831,712)	$15,925,507

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total accumulated losses	Total net assets
Balances at December 31, 2025	1,506,301	$1,506	$20,525,979	$(9,008,472)	$11,519,013
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	151,897	151,897
Net realized gain on investments	—	—	—	6,171	6,171
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	(1,607,606)	(1,607,606)
Repurchases of common stock	(16,099)	(16)	(115,409)	—	(115,425)
Distributions to stockholders	—	—	—	(75,466)	(75,466)
Net decrease for the three month period ended March 31, 2026	(16,099)	(16)	(115,409)	(1,525,004)	(1,640,429)
Balances at March 31, 2026	1,490,202	$1,490	$20,410,570	$(10,533,476)	$9,878,584

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(1,449,538)	$(320,218)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net unrealized depreciation on investments, net of deferred taxes	1,607,606	618,567
Net realized (gain) loss on investments	(6,171)	267
Amortization of Net Loan Fees on investments	(88,102)	(56,617)
Amendment fees received	1,127	4,640
Amortization of deferred debt issuance costs	29,344	38,396
Accretion of interest income on Structured Finance Securities	(179,799)	(229,409)
Paid-in-kind interest income	(6,753)	(73,205)
Purchase of portfolio investments	(91,798)	(657,392)
Proceeds from principal payments on portfolio investments	1,545,958	224,070
Proceeds from sale or redemption of portfolio investments	1,942,519	—
Proceeds from distributions received from portfolio investments	258,650	366,863
Changes in operating assets and liabilities:
Interest receivable	(19,197)	(57,240)
Receivable for investment sold	—	1,501,861
Interest payable	525	(2,982)
Due to adviser and affiliates	(159,119)	(164,265)
Payable for investments purchased	—	(257,393)
Other assets and liabilities	(71,334)	(116,455)
Net cash provided by operating activities	3,313,918	819,488

Cash flows from financing activities
Distributions paid to common stockholders	(200,208)	(140,785)
Borrowings under revolving line of credit	450,000	500,000
Repayments under revolving line of credit	(1,450,000)	(1,500,000)
Repurchases of common stock	(253,479)	(294,331)
Net cash used in financing activities	(1,453,687)	(1,435,116)
Net increase (decrease) in cash and cash equivalents	1,860,231	(615,628)
Cash and cash equivalents
Beginning of period	493,834	980,084
End of period	$2,354,065	$364,456

Supplemental disclosure of cash flow information:
Cash paid for interest	$237,326	$298,830
Amortization of deferred offering costs limited by investment advisor (see Note 3)	2,033	1,683

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.

Consolidated Schedule of Investments (unaudited)

March 31, 2026

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Non-control/Non-affiliate Investment
Debt and Equity Investments
12 Interactive, LLC (D/B/A PerkSpot)	Software Publishers
First Lien Debt		9.45%	SOFR+	5.75%	9/5/2025	9/5/2030	$774,150	$769,903	$764,086	7.7%
First Lien Debt		9.45%	SOFR+	5.75%	9/5/2025	3/5/2027	597,000	595,011	589,239	6.0%
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	5.75%	9/5/2025	9/5/2030	—	(532)	(1,560)	—%
							1,371,150	1,364,382	1,351,765	13.7%
AIDC IntermediateCo 2, LLC	Computer Systems Design Services
First Lien Debt		8.92%	SOFR+	5.25%	7/22/2022	7/22/2027	483,750	480,586	483,266	4.8%
First Lien Debt		8.92%	SOFR+	5.25%	7/31/2023	7/22/2027	11,315	11,215	11,304	0.1%
							495,065	491,801	494,570	4.9%
Allen Media, LLC	Cable and Other Subscription Programming
First Lien Debt		9.35%	SOFR+	5.50%	9/15/2022	2/10/2027	1,202,027	1,175,549	906,328	9.2%

Associated Springs, LLC	Spring Manufacturing
First Lien Debt		8.53%	SOFR+	4.75%	12/10/2024	4/4/2030	551,185	542,871	549,532	5.6%
First Lien Debt (Delayed Draw) (12)		8.52%	SOFR+	4.75%	12/10/2024	4/4/2030	110,937	108,817	109,648	1.1%
							662,122	651,688	659,180	6.7%
BayMark Health Services, Inc. (16)	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		14.46%	SOFR+	10.50%	6/10/2021	6/11/2028	1,325,757	1,317,356	6,690	0.1%
Second Lien Debt		14.46%	SOFR+	10.50%	6/10/2021	6/11/2028	357,657	355,369	1,805	—%
							1,683,414	1,672,725	8,495	0.1%
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		11.03%	SOFR+	7.25%	2/2/2022	6/8/2029	1,272,109	1,207,301	1,268,929	12.8%

Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt		10.42%	SOFR+	6.50%	2/25/2022	2/25/2027	894,597	891,831	894,596	9.1%
First Lien Debt (Revolver) (12)		10.42%	SOFR+	6.50%	2/25/2022	2/25/2027	22,581	22,298	22,581	0.2%
Common Equity (129 Class A units) (7)					2/25/2022			129,032	87,760	0.9%
Preferred Equity (345 Class A units) 12.0% cash / 2.0% PIK					3/3/2023			34,464	36,230	0.4%
							917,178	1,077,625	1,041,167	10.6%
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt		10.60%	SOFR+	6.75%	11/03/23	12/30/2027	1,339,358	1,321,564	1,271,051	12.9%
First Lien Debt (Revolver) (12)		10.60%	SOFR+	6.75%	11/03/23	12/30/2027	47,893	46,219	41,465	0.4%
							1,387,251	1,367,783	1,312,516	13.3%

Hancock Park Corporate Income, Inc.

Consolidated Schedule of Investments - Continued (unaudited)

March 31, 2026

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 units) (7)					3/27/2020			46,403	2,416	—%

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)					3/8/2018			115,154	379,040	3.8%

Excelin Home Health, LLC (16)	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	10/1/2026	1,750,366	1,591,668	421,838	4.3%

GoTo Group (F/K/A LogMeIn, Inc.) (9)	Data Processing, Hosting, and Related Services
First Lien Debt		8.57%	SOFR+	4.75%	9/28/2022	4/28/2028	603,404	603,404	184,497	1.9%
First Lien Debt		8.57%	SOFR+	4.75%	9/28/2022	4/28/2028	436,948	436,948	360,346	3.6%
							1,040,352	1,040,352	544,843	5.5%
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets) (9)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		10.55%	SOFR+	6.75%	7/20/2022	8/1/2029	1,764,363	1,713,878	1,366,102	13.8%

Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		10.56%	SOFR+	6.75%	1/27/2022	3/2/2029	670,732	670,732	507,744	5.1%

Inergex Holdings, LLC	Other Computer Related Services
First Lien Debt		10.85% cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	971,611	969,208	971,611	9.8%
First Lien Debt (Revolver) (12)		10.85% cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	187,500	187,500	187,500	1.9%
							1,159,111	1,156,708	1,159,111	11.7%
Medrina LLC	All Other Outpatient Care Centers
First Lien Debt		9.69%	SOFR+	6.00%	10/20/23	10/20/2029	727,926	717,150	727,926	7.4%
First Lien Debt		9.63%	SOFR+	6.00%	10/20/23	10/20/2029	122,170	121,014	122,170	1.2%
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.00%	10/20/23	10/20/2029	—	(1,575)	—	—%
							850,096	836,589	850,096	8.6%

Hancock Park Corporate Income, Inc.

Consolidated Schedule of Investments - Continued (unaudited)

March 31, 2026

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Metasource, LLC	All Other Business Support Services
First Lien Debt		10.21% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	680,791	676,028	659,006	6.7%

One GI LLC	Offices of Other Holding Companies
First Lien Debt		10.52%	SOFR+	6.75%	12/13/2021	12/22/2025 (18)	837,813	837,813	729,734	7.4%
First Lien Debt		10.52%	SOFR+	6.75%	12/13/2021	12/22/2025 (18)	441,619	441,619	384,651	3.9%
First Lien Debt (Revolver) (12)		10.52%	SOFR+	6.75%	12/13/2021	12/22/2025 (18)	166,667	166,667	145,167	1.5%
							1,446,099	1,446,099	1,259,552	12.8%
PSB Group, LLC	Lessors of Nonfinancial Intangible Assets (except Copyrighted Works)
First Lien Debt		10.42%	SOFR+	6.75%	4/17/2025	4/17/2030	873,529	869,997	882,265	8.9%
First Lien Debt (Revolver) (12)		10.42%	SOFR+	6.75%	4/17/2025	4/17/2030	45,098	44,622	45,098	0.5%
							918,627	914,619	927,363	9.4%
RideNow Group, Inc. (F/K/A RumbleOn, Inc.) (11)	Other Industrial Machinery Manufacturing
First Lien Debt (6)		9.68% cash / 1.00% PIK	SOFR+	6.75%	8/31/2021	9/30/2027	597,630	592,708	583,287	5.9%
First Lien Debt (6)		9.68% cash / 1.00% PIK	SOFR+	6.75%	8/31/2021	9/30/2027	180,356	179,095	176,028	1.8%
Warrants (warrants to purchase up to $18,000 in stock) (7)					8/31/2021	8/10/2030 (15)		50,082	18,000	0.2%
							777,986	821,885	777,315	7.9%
RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 units) (7) (13)					1/17/2018			—	294,307	3.0%

SS Acquisition, LLC	Sports and Recreation Instruction
First Lien Debt		9.45%	SOFR+	5.75%	12/20/2024	12/20/2029	1,340,179	1,335,191	1,353,580	13.7%
First Lien Debt (Revolver) (12)		9.45%	SOFR+	5.75%	12/20/2024	12/20/2029	40,000	39,468	40,000	0.4%
							1,380,179	1,374,659	1,393,580	14.1%
Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt		9.77% cash / 1.25% PIK	SOFR+	6.00%	10/14/2021	10/14/2027	1,241,842	1,237,559	812,164	8.2%
First Lien Debt (Revolver) (12)		9.77%	SOFR+	6.00%	10/14/2021	10/14/2027	57,353	57,113	11,559	0.1%
							1,299,195	1,294,672	823,723	8.3%

Hancock Park Corporate Income, Inc.

Consolidated Schedule of Investments - Continued (unaudited)

March 31, 2026

Portfolio Company(1)(8) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		12.43%	SOFR+	8.50%	5/13/2021	11/2/2028	1,500,000	1,516,362	1,468,500	14.9%

Wellful Inc. (F/K/A KNS Acquisition Corp.)	Electronic Shopping and Mail-Order Houses
First Lien Debt (6)		8.46% cash / 1.75% PIK	SOFR+	6.25%	07/26/2021	10/19/2030	622,438	622,438	558,638	5.7%

Total Debt and Equity Investments							$24,850,651	$24,847,100	$20,436,124	206.9%

Structured Finance Securities (11)

Apex Credit CLO 2020 Ltd.
Subordinated Notes (2) (14)		6.25%	N/A		11/16/2020	4/20/2035	$3,650,000	$2,979,714	$1,578,823	16.0%

Apex Credit CLO 2021 Ltd.
Subordinated Notes (2) (14)		0.81%	N/A		5/28/2021	7/18/2034	1,480,000	899,595	361,643	3.7%

Apex Credit CLO 2022-1 Ltd.
Subordinated Notes (2) (14)		17.49%	N/A		4/28/2022	10/22/2038	3,013,067	1,799,130	1,194,420	12.1%

CLO other (10) (17)		0.00%	N/A					2,426	13,885	0.1%

Elevation CLO 2021-14, Ltd.
Subordinated Notes (2) (14)		11.56%	N/A		9/21/2021	1/20/2038	2,894,659	1,654,353	981,956	9.9%

Elevation CLO 2021-15, Ltd.
Subordinated Notes (2) (14) (17)		0.00%	N/A		12/6/2021	1/25/2035	1,250,000	729,357	259,619	2.6%

Total Structured Finance Securities							$12,287,726	$8,064,575	$4,390,346	44.4%

Total Investments							$37,138,377	$32,911,675	$24,826,470	251.3%

Cash Equivalents (19)

First American Treasury Obligations Fund Class Z		3.56%	N/A				$339,247	$339,247	$339,247	3.4%

Total Cash Equivalents							$339,247	$339,247	$339,247	3.4%

Total Investments and Cash Equivalents							$37,477,624	$33,250,922	$25,165,717	254.7%

Hancock Park Corporate Income, Inc.

Consolidated Schedule of Investments - Continued (unaudited)

March 31, 2026

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
(3)
A majority of the Company’s debt investments bear interest at rates determined by reference to SOFR or Prime, and reset monthly, quarterly, or semi-annually. For all variable-rate investments, the schedule presents the spread over SOFR or Prime and the interest rate as of March 31, 2026. Unless otherwise noted with footnote 6, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
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
(6)
The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum PIK interest rate allowed as of March 31, 2026:

Portfolio Company	Investment Type	Maximum PIK Rate Allowed	Range of PIK Option	Range of Cash Option
Inergex Holdings, LLC	First Lien Debt	2.00%	0% to 2.00%	10.85% to 12.85%
Inergex Holdings, LLC	First Lien Debt (Revolver)	2.00%	0% to 2.00%	10.85% to 12.85%
RideNow Group, Inc. (F/K/A RumbleOn, Inc.)	First Lien Debt	1.00%	0% to 1.00%	9.68% to 10.68%
RideNow Group, Inc. (F/K/A RumbleOn, Inc.)	First Lien Debt	1.00%	0% to 1.00%	9.68% to 10.68%
Wellful Inc. (F/K/A KNS Acquisition Corp.)	First Lien Debt	1.75%	0% to 1.75%	8.46% to 10.21%

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
(11)
Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of March 31, 2026, approximately 81% of the Company's assets were qualifying assets.
(12)
Subject to unfunded commitments. The Company considers undrawn amounts in the determination of fair value on revolving lines of credit and delayed draw term loans. See Note 6.
(13)
Investment held by HPCI-MB.
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

Hancock Park Corporate Income, Inc.

Consolidated Schedule of Investments - Continued (unaudited)

March 31, 2026

(16)
Investment was on non-accrual status as of March 31, 2026. See Note 4 for further details.
(17)
As of March 31, 2026, the effective accretable yield was estimated to be 0%, as the aggregate amount of projected distributions, including projected distributions related to liquidation of the underlying portfolio upon the security’s anticipated optional redemption, was less than current amortized cost. Projected distributions are periodically monitored and re-evaluated. All actual distributions are recognized as reductions to amortized cost unless and until the aggregate amount of projected distributions exceeds the security’s then-current amortized cost.
(18)
These investments became contractually due on December 22, 2025. The lending group has entered into a series of forbearance agreements extending the maturity date of the investments. During the forbearance period, the Company continues to accrue interest income on the investments.
(19)
Represents cash equivalents held in a money market fund as of March 31, 2026. The Company also held cash deposits of $2,014,818 as of March 31, 2026.

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.

Consolidated Schedule of Investments

December 31, 2025

	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
12 Interactive, LLC (D/B/A PerkSpot)	Software Publishers
First Lien Debt		9.42%	SOFR+	5.75%	9/5/2025	9/5/2030	$776,100	$771,574	$776,100	6.8%
First Lien Debt		9.42%	SOFR+	5.75%	9/5/2025	3/5/2027	598,500	595,978	598,500	5.2%
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	5.75%	9/5/2025	9/5/2030	—	(561)	(561)	—%
							1,374,600	1,366,991	1,374,039	12.0%
AIDC IntermediateCo 2, LLC	Computer Systems Design Services
First Lien Debt		8.97%	SOFR+	5.25%	7/22/2022	7/22/2027	485,000	481,228	484,515	4.2%
First Lien Debt		8.97%	SOFR+	5.25%	7/31/2023	7/22/2027	11,344	11,225	11,333	0.1%
							496,344	492,453	495,848	4.3%
Allen Media, LLC	Cable and Other Subscription Programming
First Lien Debt		9.32%	SOFR+	5.50%	9/15/2022	2/10/2027	1,205,228	1,171,094	944,532	8.2%

Associated Springs, LLC	Spring Manufacturing
First Lien Debt		8.59%	SOFR+	4.75%	12/10/2024	4/4/2030	554,741	545,859	553,077	4.8%
First Lien Debt (Delayed Draw) (12)		0.085661	SOFR+	4.75%	12/10/2024	4/4/2030	59,591	57,607	58,300	0.5%
							614,332	603,466	611,377	5.3%
Asurion, LLC (9)	Communication Equipment Repair and Maintenance
Second Lien Debt		9.08%	SOFR+	5.25%	8/20/2024	1/31/2028	1,500,000	1,443,871	1,497,428	13.1%

BayMark Health Services, Inc. (17)	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		14.43%	SOFR+	10.50%	6/10/2021	6/11/2028	1,325,758	1,317,356	66,288	0.6%
Second Lien Debt		14.70%	SOFR+	10.50%	6/10/2021	6/11/2028	357,657	355,369	17,883	0.2%
							1,683,415	1,672,725	84,171	0.8%
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings) (9)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		11.08%	SOFR+	7.25%	2/2/2022	6/8/2029	1,272,109	1,202,299	1,258,058	10.9%

Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt		10.59%	SOFR+	6.50%	2/25/2022	2/25/2027	901,774	898,234	901,774	7.8%
First Lien Debt (Revolver) (12)		0.1059038	SOFR+	6.50%	2/25/2022	2/25/2027	22,581	22,221	22,581	0.2%
Common Equity (129 Class A units) (7)					2/25/2022			129,032	76,779	0.7%
Preferred Equity (345 Class A units) 12.0% cash / 2.0% PIK					3/3/2023			34,464	36,265	0.3%

Hancock Park Corporate Income, Inc.

Consolidated Schedule of Investments

December 31, 2025

	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
							924,355	1,083,951	1,037,399	9.0%
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt		10.57%	SOFR+	6.75%	11/3/2023	12/30/2027	1,342,819	1,322,465	1,272,992	11.0%
First Lien Debt (Revolver) (12)		0.1057194	SOFR+	6.75%	11/3/2023	12/30/2027	47,893	45,983	41,339	0.4%
							1,390,712	1,368,448	1,314,331	11.4%
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 Common shares) (7)					3/27/2020			46,403	2,168	—%

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)					3/8/2018			115,154	270,668	2.3%

Excelin Home Health, LLC (17)	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	10/1/2026	1,674,991	1,591,668	959,770	8.3%

GoTo Group (F/K/A LogMeIn, Inc.) (9)	Data Processing, Hosting, and Related Services
First Lien Debt		8.79%	SOFR+	4.75%	9/28/2022	4/28/2028	604,944	604,943	237,655	2.1%
First Lien Debt		8.79%	SOFR+	4.75%	9/28/2022	4/28/2028	438,063	438,063	390,605	3.4%
							1,043,007	1,043,006	628,260	5.5%
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets) (9)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		10.52%	SOFR+	6.75%	7/20/2022	8/1/2029	1,768,934	1,714,578	1,385,385	12.0%

Honor HN Buyer, Inc	Services for the Elderly and Persons with Disabilities
First Lien Debt		9.57%	SOFR+	5.75%	10/15/2021	10/15/2027	826,208	821,344	826,208	7.3%
First Lien Debt		9.57%	SOFR+	5.75%	10/15/2021	10/15/2027	522,524	518,873	522,524	4.5%
First Lien Debt		9.57%	SOFR+	5.75%	4/28/2023	10/15/2027	581,410	578,549	581,410	5.0%
First Lien Debt (Revolver) (12)		11.50%	Prime+	4.75%	10/15/2021	10/15/2027	12,376	11,787	12,376	0.1%
							1,942,518	1,930,553	1,942,518	16.9%
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		10.75%	SOFR+	6.75%	1/27/2022	3/2/2029	670,732	670,732	625,122	5.4%

Hancock Park Corporate Income, Inc.

Consolidated Schedule of Investments

December 31, 2025

	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Inergex Holdings, LLC	Other Computer Related Services
First Lien Debt		10.82%	SOFR+	7.00%	10/1/2018	10/1/2026	974,407	970,823	974,407	8.5%
First Lien Debt (Revolver)		10.82%	SOFR+	7.00%	10/1/2018	10/1/2026	156,250	156,250	156,250	1.4%
							1,130,657	1,127,073	1,130,657	9.9%
Medrina LLC	All Other Outpatient Care Centers
First Lien Debt		9.69%	SOFR+	6.00%	10/20/2023	10/20/2029	729,787	718,235	729,787	6.3%
First Lien Debt		10.22%	SOFR+	6.00%	10/20/2023	10/20/2029	122,479	121,243	122,479	1.1%
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.00%	10/20/2023	10/20/2029	—	(1,684)	—	—%
							852,266	837,794	852,266	7.4%
Metasource, LLC	All Other Business Support Services
First Lien Debt		10.18% Cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	681,689	676,935	661,239	5.7%

One GI LLC	Offices of Other Holding Companies
First Lien Debt		10.57%	SOFR+	6.75%	12/13/2021	12/22/2025 (18)	840,000	840,000	763,560	6.6%
First Lien Debt		10.57%	SOFR+	6.75%	12/13/2021	12/22/2025 (18)	442,758	442,758	402,467	3.5%
First Lien Debt (Revolver)		10.57%	SOFR+	6.75%	12/13/2021	12/22/2025 (18)	166,667	166,667	151,500	1.3%
							1,449,425	1,449,425	1,317,527	11.4%
PSB Group, LLC	Lessors of Nonfinancial Intangible Assets (except Copyrighted Works)
First Lien Debt		10.47%	SOFR+	6.75%	4/17/2025	4/17/2030	875,735	871,978	875,349	7.6%
First Lien Debt (Revolver) (12)		10.47%	SOFR+	6.75%	4/17/2025	4/17/2030	45,098	44,593	45,046	0.4%
							920,833	916,571	920,395	8.0%
RideNow Group, Inc. (F/K/A RumbleOn, Inc.) (11)	Other Industrial Machinery Manufacturing
First Lien Debt (2)		10.85% Cash / 1.00% PIK	SOFR+	7.75%	8/31/2021	9/30/2027	596,121	590,390	574,661	5.0%
First Lien Debt (2)		10.85% Cash / 1.00% PIK	SOFR+	7.75%	8/31/2021	9/30/2027	179,901	178,598	173,425	1.5%
Warrants (warrants to purchase up to $18,000 in common stock) (7)					8/31/2021	8/10/2030 (6)		50,082	17,102	0.1%
							776,022	819,070	765,188	6.6%
RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 Class A units) (7) (13)					1/17/2018			—	258,014	2.2%

Hancock Park Corporate Income, Inc.

Consolidated Schedule of Investments

December 31, 2025

	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
SS Acquisition, LLC	Sports and Recreation Instruction
First Lien Debt		9.42%	SOFR+	5.75%	12/20/2024	12/20/2029	1,343,571	1,338,241	1,346,259	11.7%
First Lien Debt (Revolver) (12)		0.0942194	SOFR+	5.75%	12/20/2024	12/20/2029	40,000	39,433	40,000	0.3%
							1,383,571	1,377,674	1,386,259	12.0%
Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt		9.82%Cash / 1.25% PIK	SOFR+	6.00%	10/14/2021	10/14/2027	1,237,969	1,232,836	900,003	7.8%
First Lien Debt (Revolver) (12)		9.82%	SOFR+	6.00%	10/14/2021	10/14/2027	48,529	48,229	12,397	0.1%
							1,286,498	1,281,065	912,400	7.9%
TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		12.60%	SOFR+	8.50%	5/13/2021	11/2/2028	1,500,000	1,517,919	1,372,500	11.9%

Wellful Inc. (F/K/A KNS Acquisition Corp.) (2)	Electronic Shopping and Mail-Order Houses
First Lien Debt		8.33% cash / 1.75% PIK	SOFR+	6.25%	7/26/2021	10/19/2030	623,028	623,028	533,935	4.6%

Total Debt and Equity Investments							$28,165,266	$28,143,946	$24,541,454	213.1%

Structured Finance Securities (11)
Apex Credit CLO 2020 Ltd.
Subordinated Notes (14) (15)		9.87%	N/A		11/16/2020	4/20/2035	$3,650,000	$3,022,011	$1,862,079	16.2%

Apex Credit CLO 2021 Ltd.
Subordinated Notes (14) (15)		6.51%	N/A		5/28/2021	7/18/2034	1,480,000	957,838	543,682	4.7%

Apex Credit CLO 2022-1 Ltd.
Subordinated Notes (14) (15)		20.68%	N/A		4/28/2022	10/22/2038	3,013,067	1,730,620	1,399,238	12.1%

CLO other (10) (16)		0.00%	N/A					4,023	15,076	0.1%

Elevation CLO 2021-14, Ltd.
Subordinated Notes (14) (15)		11.66%	N/A		9/21/2021	1/20/2038	2,894,659	1,668,762	1,087,586	9.4%

Elevation CLO 2021-15, Ltd.
Subordinated Notes (14) (15) (16)		0.00%	N/A		12/6/2021	1/25/2035	1,250,000	760,172	319,420	2.8%

Total Structured Finance Securities							$12,287,726	$8,143,426	$5,227,081	45.3%

Total Investments							$40,452,992	$36,287,372	$29,768,535	258.4%

Hancock Park Corporate Income, Inc.

Consolidated Schedule of Investments

December 31, 2025

	Industry	Interest Rate(3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Cash Equivalents (19)

First American Treasury Obligations Fund Class Z		3.66%	N/A			$251,256	$251,256	$251,256	2.2%

Total Cash Equivalents						$251,256	$251,256	$251,256	2.2%

Total Investments and Cash Equivalents						$40,704,248	$36,538,628	$30,019,791	260.6%

(1)
The Company's investments are generally classified as “restricted securities” as such term is defined under Rule 6-03(f) of Regulation S-X or Rule 144 of the Securities Act. Equity ownership may be held in shares or units of companies affiliated with the portfolio company.
(2)
The interest rate on this investment contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for this investment. The following table provides additional details on this PIK investment, including the maximum annual PIK interest rate allowed as of December 31, 2025:

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

Hancock Park Corporate Income, Inc.

Consolidated Schedule of Investments

December 31, 2025

(13)
Investment held by HPCI-MB.
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
(16)
As of December 31, 2025, the effective accretable yield was estimated to be 0%, as the aggregate amount of projected distributions, including projected distributions related to liquidation of the underlying portfolio upon the security’s anticipated optional redemption, was less than current amortized cost. Projected distributions are periodically monitored and re-evaluated. All actual distributions are recognized as reductions to amortized cost unless and until the aggregate amount of projected distributions exceeds the security’s then-current amortized cost.
(17)
Investment was on non-accrual status as of December 31, 2025, meaning the Company suspended recognition of all or a portion of income on the investment. See Note 2 for further details.
(18)
These investments became contractually due on December 22, 2025. The lending group has entered into a forbearance agreement extending the maturity date of the investments. During the forbearance period, the Company continues to accrue interest and receive principal amortization payments on the investments.
(19)
Represents cash equivalents held in a money market fund as of December 31, 2025. The Company also held cash deposits of $242,578 as of December 31, 2025.

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

The Company intends to raise up to $200,000,000 by offering shares of its common stock to investors in a continuous offering in reliance on exemptions from the registration requirements of the Securities Act. Since August 3, 2020, CCO has served as the dealer manager in the Offering. From time to time, the Company may enter into agreements with placement agents to sell, distribute and market shares of its common stock in the Offering. The Company may pay certain placement or “finder’s” fees to placement agents engaged by the Company in connection with the Offering. In addition, investors who are purchasing shares through a placement agent may be required to pay a fee or commission directly to the placement agent. However, the Company has not sold any shares of common stock since June 2023, and it is currently unknown if or when the Company will raise additional equity proceeds.

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

Note 2. Summary of Significant Accounting Policies

Basis of presentation: The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with GAAP in the United States of America for interim financial information and pursuant to ASC Topic 946, Financial Services–Investment Companies, the requirements for reporting on Form 10-Q, and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation as of, and for, the periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10 K for the year ended December 31, 2025, filed on March 13, 2026. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

Significant Accounting Policies: The following information supplements the description of significant accounting policies contained in Note 2 to the Company's financial statements included in the Company's Annual Report on Form 10 K for the year ended December 31, 2025.

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

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

Cash and cash equivalents: Cash consists of cash deposits held at U.S. Bank Trust Company, National Association and cash equivalents consist of highly liquid money market funds. Cash equivalents are classified as Level 1 assets under ASC 820 and are carried at amortized cost, which approximates fair value. The Company’s cash and cash equivalents are maintained with a member bank of the FDIC, and, such balances generally exceed the FDIC insurance limits. The Company does not believe it is exposed to any significant credit risk related to its cash and cash equivalent balances.

The Company had the following cash and cash equivalents as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Cash	$2,014,818	$242,578
Cash equivalents	339,247	251,256
Total cash and cash equivalents	$2,354,065	$493,834

Concentration of credit risk: Aside from the Company’s investments, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company exceeds the federally insured limit. The Company places cash deposits only with high credit quality institutions that it believes will mitigate the risk of loss due to credit risk. If borrowers completely fail to perform according to the terms of the contracts, the amount of loss due to credit risk from the Company’s investments is equal to the sum of the Company’s recorded investments and, if applicable, the unfunded commitments disclosed in Note 6.

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

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and will equal 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis through the end of each calendar year, computed net of all realized capital losses, income taxes from realized capital gains and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the Capital Gains Fee. Since inception through March 31, 2026, the Company has not made a Capital Gains Fee payment.

The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gains Fee relating to net unrealized appreciation is deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gains Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). As of March 31, 2026 and December 31, 2025, there were no accrued Capital Gains Fees.

The Investment Advisory Agreement will remain in effect from year-to-year upon annual approval by the Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the Company’s directors who are not “interested persons” as defined in the 1940 Act. The Board most recently approved the continuation of the Investment Advisory Agreement on April 2, 2026. The Investment Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act, and may be terminated by the Company or OFS Advisor without penalty upon not less than 60 days written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon not less than 60 days written notice.

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

Administration Agreement: OFS Services furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to the Administration Agreement. The Board most recently approved the continuation of the Administration Agreement on April 2, 2026. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services. Amounts charged under the Administration Agreement exclude Contractual Issuer Expenses.

Equity Ownership: As of March 31, 2026, affiliates of OFS Advisor held 74,084 shares of common stock, which is approximately 5.0% of the Company’s outstanding shares of common stock.

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

Expenses recognized under agreements with OFS Advisor and OFS Services and distributions paid to affiliates for the three months ended March 31, 2026 and 2025 are presented below:

	Three Months Ended March 31,
	2026	2025
Base management fees	$85,790	$115,524
Incentive fees(1)	—	40,651
Administrative fees	118,825	170,422
Distributions paid to affiliates	3,712	13,335

(1)
During the three months ended March 31, 2025, incentives fees were comprised of Income Incentive Fees.

Expense Limitation Agreement:

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

Expense limitation provided under the Investment Advisory Agreement for the three months ended March 31, 2026 and 2025, is presented below:

	Three Months Ended March 31,
	2026	2025
Net offering costs and Contractual Issuer Expenses limitations	$6,763	$7,394

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

As of March 31, 2026 and December 31, 2025, the Company is conditionally obligated under the Investment Advisory Agreement to reimburse OFS Advisor for expense support as follows:

	March 31, 2026	December 31, 2025
Unreimbursed offering costs and Contractual Issuer Expenses	$448,043	$520,063

Unreimbursed offering costs and Contractual Issuer Expenses subject to conditional reimbursement as of March 31, 2026, are summarized below based on the period in which the costs were incurred:

Period Incurred	Unreimbursed Total	Expiration of Reimbursement Eligibility(1)
Three months ended June 30, 2023	$88,206	June 30, 2026
Three months ended September 30, 2023	137,721	September 30, 2026
Three months ended December 31, 2023	93,308	December 31, 2026
Year ended December 31, 2024	103,240	December 31, 2027
Year ended December 31, 2025	20,838	December 31, 2028
Three months ended March 31, 2026	4,730	March 31, 2029
Total unreimbursed offering costs and Contractual Issuer Expenses	$448,043

(1)
Expenses are pooled monthly for the determination of their reimbursement expiration date and are summarized into quarterly and yearly pools for presentation purposes. Expiration of reimbursement eligibility for portions of each pool occurs at each month-end within the periods presented above.

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 4. Investments

As of March 31, 2026, the Company had loans to 22 portfolio companies, of which 81% were first lien loans and 19% were second lien loans, at fair value, respectively. The Company also had equity investments in five portfolio companies and investments in five Structured Finance Securities.

As of March 31, 2026, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$17,813,177	54.2%	180.4%	$15,942,865	64.3%	161.4%
Second lien debt investments	6,658,788	20.2%	67.4%	3,675,506	14.8%	37.2%
Preferred equity investments	34,464	0.1%	0.3%	36,230	0.1%	0.4%
Common equity and warrant investments	340,671	1.0%	3.4%	781,523	3.1%	7.9%
Total debt and equity investments	24,847,100	75.5%	251.5%	20,436,124	82.3%	206.9%
Structured Finance Securities	8,064,575	24.5%	81.6%	4,390,346	17.7%	44.4%
Total investments	$32,911,675	100.0%	333.1%	$24,826,470	100.0%	251.3%

(1)
Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $12,441,353 and $11,452,192, respectively. Unitranche loans generally provide leverage levels comparable to a combination of first lien and second lien or subordinated loans. Investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal and interest.

As of March 31, 2026, all of the Company’s debt and equity investments were domiciled in the United States, while its Structured Finance Securities were domiciled in the Cayman Islands. These CLO investments generally hold underlying portfolios of debt investments of companies domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company.

The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$2,192,390	6.7%	22.2%	$2,127,506	8.6%	21.5%
Education Services	1,374,659	4.2%	13.9%	1,393,580	5.6%	14.1%
Finance and Insurance	1,367,783	4.2%	13.8%	1,312,516	5.3%	13.3%
Health Care and Social Assistance	5,178,607	15.7%	52.4%	2,321,596	9.3%	23.6%
Information	3,695,437	11.2%	37.4%	3,476,283	14.0%	35.2%
Management of Companies and Enterprises	1,446,099	4.4%	14.6%	1,259,552	5.1%	12.8%
Manufacturing	3,975,546	12.1%	40.2%	3,529,147	14.2%	35.7%
Professional, Scientific, and Technical Services	1,648,509	5.0%	16.7%	1,653,681	6.7%	16.7%
Public Administration	46,403	0.1%	0.5%	2,416	—%	—%
Real Estate and Rental and Leasing	914,619	2.8%	9.3%	927,363	3.7%	9.4%
Retail Trade	2,336,316	7.1%	23.7%	1,924,740	7.8%	19.5%
Wholesale Trade	670,732	2.0%	6.8%	507,744	2.0%	5.1%
Total debt and equity investments	24,847,100	75.5%	251.5%	20,436,124	82.3%	206.9%
Structured Finance Securities	8,064,575	24.5%	81.6%	4,390,346	17.7%	44.4%
Total investments	$32,911,675	100.0%	333.1%	$24,826,470	100.0%	251.3%

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

As of December 31, 2025, the Company had loans to 24 portfolio companies, of which 76% were first lien loans and 24% were second lien loans, at fair value, respectively. The Company also had equity investments in five portfolio companies and five investments in Structured Finance Securities.

As of December 31, 2025, the Company's investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$19,669,597	54.3%	170.7%	$18,083,409	60.7%	157.1%
Second lien debt investments	8,099,214	22.3%	70.3%	5,797,049	19.5%	50.3%
Preferred equity investments	34,464	0.1%	0.3%	36,265	0.1%	0.3%
Common equity and warrant investments	340,671	0.9%	3.0%	624,731	2.1%	5.4%
Total debt and equity investments	28,143,946	77.6%	244.3%	24,541,454	82.4%	213.1%
Structured Finance Securities	8,143,426	22.4%	70.7%	5,227,081	17.6%	45.3%
Total investments	$36,287,372	100.0%	315.0%	$29,768,535	100.0%	258.4%

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

The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$2,194,854	6.1%	19.1%	$2,033,739	6.8%	17.7%
Education Services	1,377,674	3.8%	12.0%	1,386,259	4.7%	12.0%
Finance and Insurance	1,368,448	3.8%	11.9%	1,314,331	4.4%	11.4%
Health Care and Social Assistance	7,116,691	19.6%	61.7%	4,876,124	16.4%	42.3%
Information	3,696,245	10.2%	32.1%	3,475,513	11.7%	30.2%
Management of Companies and Enterprises	1,449,425	4.0%	12.6%	1,317,527	4.4%	11.4%
Manufacturing	3,905,900	10.8%	33.8%	3,547,023	11.9%	30.9%
Other Services (except Public Administration)	1,443,871	4.0%	12.5%	1,497,428	5.0%	13.0%
Professional, Scientific, and Technical Services	1,619,526	4.5%	14.1%	1,626,505	5.5%	14.1%
Public Administration	46,403	0.1%	0.4%	2,168	—%	—%
Retail Trade	2,337,606	6.4%	0.4%	1,919,320	6.4%	16.7%
Real Estate and Rental and Leasing	916,571	2.5%	8.0%	920,395	3.1%	8.0%
Wholesale Trade	670,732	1.8%	5.8%	625,122	2.1%	5.4%
Total debt and equity investments	28,143,946	77.6%	244.3%	24,541,454	82.4%	213.1%
Structured Finance Securities	8,143,426	22.4%	70.7%	5,227,081	17.6%	45.3%
Total investments	$36,287,372	100.0%	315.0%	$29,768,535	100.0%	258.4%

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

For the three months ended March 31, 2026, no loans were placed on non-accrual status. The aggregate amortized cost and fair value of loans on non-accrual status as of March 31, 2026 was $3,264,393 and $430,333, respectively. As of December 31, 2025, the Company had loans on non-accrual status with an aggregate amortized cost and fair value of $3,264,393 and $1,043,941, respectively.

Portfolio Concentration: The following table presents the Company’s issuers based on fair value that comprise greater than 10% of the Company’s total net assets as of March 31, 2026.

					Percentage of Total
Portfolio Company	Investment Type	Industry	Amortized Cost	Fair Value	Fair Value	Net Assets
Apex Credit CLO 2020 Ltd.(1)	Subordinated Note	Structured Finance Securities	$2,979,714	$1,578,823	6.4%	16.0%
TruGreen Limited Partnership	Second Lien Debt	Administrative and Support and Waste Management and Remediation Services	1,516,362	1,468,500	5.9%	14.9%
SS Acquisition, LLC(2)	First Lien Debt	Education Services	1,374,659	1,393,580	5.6%	14.1%
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets)	First Lien Debt	Retail Trade	1,713,878	1,366,102	5.5%	13.8%
12 Interactive, LLC (D/B/A PerkSpot)(2)	First Lien Debt	Information	1,364,382	1,351,765	5.4%	13.7%
Clevertech Bidco, LLC(2)	First Lien Debt	Finance and Insurance	1,367,783	1,312,516	5.3%	13.3%
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Second Lien Debt	Manufacturing	1,207,301	1,268,929	5.1%	12.8%
One GI LLC	First Lien Debt	Management of Companies and Enterprises	1,446,099	1,259,552	5.1%	12.8%
Apex Credit CLO 2022-1 Ltd.(1)	Subordinated Note	Structured Finance Securities	1,799,130	1,194,420	4.8%	12.1%
Inergex Holdings, LLC	First Lien Debt	Professional, Scientific, and Technical Services	1,156,708	1,159,111	4.7%	11.7%
Boca Home Care Holdings, Inc.(2)	First Lien Debt, Common and Preferred Equity	Health Care and Social Assistance	1,077,625	1,041,167	4.2%	10.6%
Total			$17,003,641	$14,394,465	58.0%	145.8%

(1)
As of March 31, 2026, approximately 13% and 32% of the Company’s total portfolio at fair value and its net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
(2)
As of March 31, 2026, the Company had aggregate outstanding commitments of $407,450 to fund the portfolio companies’ undrawn revolver facilities.

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 debt investments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Transfers from Level 2 to Level 3	$1,268,929	$—
Transfers from Level 3 to Level 2	—	—

Transfers between levels occur when the availability of reliable Indicative Prices changes during the period. The Company classifies loan investments as Level 2 when sufficient Indicative Prices are available, and the depth of the market is sufficient, in management's judgment, to transact at those prices in amounts approximating the Company’s investment position at the measurement date.

Due to the inherent uncertainty of determining the fair value of Level 3 investments, including the use of significant unobservable inputs, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled.

Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company may realize significantly less than the value at which such investment had previously been recorded and incur a realized capital loss. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from impacts of interest rate and inflation rate changes, the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, activity in South America, instability in the U.S. and international banking systems, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, the risk of recession or the impact of the prolonged shutdown of U.S. government services, and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company’s investments. The Company’s investments are also subject to interest rate risk. Changes in interest rates enacted by the U.S. Federal Reserve may impact the Company’s investment income, cost of funding and the valuation of its investment portfolio.

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present the Company’s investment portfolio measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, respectively:

Security	Level 1	Level 2	Level 3	Fair Value as of March 31, 2026
Debt investments	$—	$1,910,945	$17,707,426	$19,618,371
Equity investments	—	—	817,753	817,753
Structured Finance Securities	—	—	4,390,346	4,390,346
	$—	$1,910,945	$22,915,525	$24,826,470

Security	Level 1	Level 2	Level 3	Fair Value as of December 31, 2025
Debt investments	$—	$4,769,131	$19,111,327	$23,880,458
Equity investments	—	—	660,996	660,996
Structured Finance Securities	—	—	5,227,081	5,227,081
	$—	$4,769,131	$24,999,404	$29,768,535

The following tables provide the primary quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of March 31, 2026 and December 31, 2025. The Company may make changes to the valuation techniques, among techniques otherwise commonly utilized in accordance with its valuation policies, and/or the weighting of techniques used for particular investments based on changes in facts-and-circumstances and depending on the availability of, or changes in, information in order to produce the best estimate of fair value as of the measurement date. In addition to the techniques and unobservable inputs noted in the tables below and in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets. The tables are not intended to be all-inclusive and only present the most significant unobservable input(s) relevant to the valuation designee’s determination of fair value.

	Fair Value as of March 31, 2026	Valuation techniques	Unobservable input	Range (Weighted average)(1)
Debt investments:
First Lien	$12,649,559	Discounted cash flow	Discount rates	8.60% - 37.50% (14.27%)
	823,723	Market approach	EBITDA multiples	7.50x - 7.50x (7.50x)
	558,638	Market approach	Transaction Price
Second Lien	1,976,244	Discounted cash flow	Discount rates	14.40% - 23.90% (16.84%)
	8,495	Market approach	EBITDA multiples	6.25x - 6.25x (6.25x)
	421,838	Market approach	Revenue multiples	0.88x - 0.88x (0.88x)
	1,268,929	Market approach	Transaction Price

Structured Finance Securities(2):
Subordinated notes and other CLO equity related investments	4,390,346	Discounted cash flow	Discount rates	9.94% - 40.00% (24.77%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	36,230	Market approach	EBITDA multiples	7.50x - 7.50x (7.50x)
Common equity and warrants	781,523	Market approach	EBITDA multiples	6.00x - 13.75x (9.14x)
	$22,915,525

(1)
Weighted average is calculated based on the fair value of investments.
(2)
The cash flows utilized in the discounted cash flow calculations assume: (i) liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices; and (ii) redeployment of proceeds at the issuing CLO’s assumed reinvestment rate.

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Fair Value as of December 31, 2025	Valuation techniques	Unobservable inputs	Range (Weighted average)(1)
Debt investments:
First lien	$11,840,807	Discounted cash flow	Discount rates	8.61% - 37.50% (13.90%)
	912,400	Market approach	EBITDA multiples	7.50x - 7.50x (7.50x)
	3,316,557	Market approach	Transaction Price
Second lien	625,122	Discounted cash flow	Discount rates	13.70% - 13.70% (13.70%)
	84,171	Market approach	EBITDA multiples	9.00x - 9.00x (9.00x)
	959,770	Market approach	Revenue multiples	0.90x - 0.90x (0.90x)
	1,372,500	Market approach	Transaction Price

Structured Finance Securities(2):
Subordinated notes and other CLO equity related investments	5,227,081	Discounted cash flow	Discount rates	9.94% - 32.50% (19.45%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	36,265	Market approach	EBITDA multiples	7.25x - 7.25x (7.25x)
Common equity and warrants	624,731	Market approach	EBITDA multiples	6.25x - 14.75x (9.97x)
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

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present changes in the investments measured at fair value using Level 3 inputs for the three months ended March 31, 2026 and 2025, respectively:

	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2025	$16,069,764	$3,041,563	$36,265	$624,731	$5,227,081	$24,999,404
Net realized gain on investments	6,171	—	—	—	—	6,171
Net unrealized appreciation (depreciation) on investments	(184,843)	(633,429)	(35)	156,792	(757,884)	(1,419,399)
Amortization of Net Loan Fees	24,656	(1,557)	—	—	—	23,099
Capitalized PIK interest	6,753	—	—	—	—	6,753
Accretion of interest income on Structured Finance Securities	—	—	—	—	179,799	179,799
Purchase of portfolio investments	91,798	—	—	—	—	91,798
Proceeds from principal payments on portfolio investments	(38,733)	—	—	—	—	(38,733)
Sale or redemption of portfolio investments	(1,942,519)	—	—	—	—	(1,942,519)
Proceeds from distributions received from portfolio investments	—	—	—	—	(258,650)	(258,650)
Amendment fees received	(1,127)	—	—	—	—	(1,127)
Transfers from Level 2 to Level 3	—	1,268,929	—	—	—	1,268,929
Level 3 assets, March 31, 2026	$14,031,920	$3,675,506	$36,230	$781,523	$4,390,346	$22,915,525

	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Notes	Total
Level 3 assets, December 31, 2024	$14,629,341	$9,250,862	$35,763	$532,683	$6,714,898	$31,163,547
Net realized loss on investments	(267)	—	—	—	—	(267)
Net unrealized appreciation (depreciation) on investments	(183,043)	(242,184)	177	(100,940)	92,547	(433,443)
Amortization of Net Loan Fees	23,799	16,705	—	—	4,005	44,509
Capitalized PIK interest	10,150	63,055	—	—	—	73,205
Accretion of interest income on Structured Finance Securities	—	—	—	—	229,409	229,409
Purchase of portfolio investments	279,655	—	—	—	377,737	657,392
Proceeds from principal payments on portfolio investments	(214,087)	—	—	—	—	(214,087)
Proceeds from distributions received from portfolio investments	—	—	—	—	(366,863)	(366,863)
Amendment fees received	(4,640)	—	—	—	—	(4,640)
Level 3 assets, March 31, 2025	$14,540,908	$9,088,438	$35,940	$431,743	$7,051,733	$31,148,762

The net unrealized depreciation reported in the Company’s consolidated statements of operations for the three months ended March 31, 2026 and 2025, attributable to the Company’s Level 3 assets still held at those respective period ends, was as follows:

	Three Months Ended March 31,
	2026	2025
Debt investments	$(800,374)	$(425,196)
Equity investments	156,757	(100,763)
Structured Finance Securities	(757,884)	92,547
Net unrealized depreciation on investments held	$(1,401,501)	$(433,412)

Other Financial Assets and Liabilities

GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such values. The Company believes that the carrying amounts of its other financial instruments, such as cash, cash equivalents, receivables and payables, approximate the fair value of such items due to the short maturity of such financial instruments. The Banc of California Credit Facility is a variable rate instrument and fair value approximates book value as of March 31, 2026 and December 31, 2025.

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present the fair value measurements of the Company’s debt and the level within the fair value hierarchy of the significant unobservable inputs used to determine such fair values as of March 31, 2026 and December 31, 2025:

	March 31, 2026
Description	Level 1	Level 2	Level 3(1)	Total
Banc of California Credit Facility	$—	$—	$1,650,000	$1,650,000
Unsecured Note	—	—	14,809,120	14,809,120
Total debt, at fair value	$—	$—	$16,459,120	$16,459,120

	December 31, 2025
Description	Level 1	Level 2	Level 3(1)	Total
Banc of California Credit Facility	$—	$—	$2,650,000	$2,650,000
Unsecured Note	—	—	14,811,558	14,811,558
Total debt, at fair value	$—	$—	$17,461,558	$17,461,558

(1)
For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

The following table sets forth the carrying values and fair values of the Company’s debt as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Banc of California Credit Facility	$1,650,000	$1,650,000	$2,650,000	$2,650,000
Unsecured Note	14,951,542	14,809,120	14,933,370	14,811,558
Total debt	$16,601,542	$16,459,120	$17,583,370	$17,461,558

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

Note 6. Commitments and Contingencies

The following table presents the Company’s outstanding commitments to fund investments to portfolio companies as of March 31, 2026:

Portfolio Company	Investment Type	Commitment
12 Interactive, LLC (D/B/A PerkSpot)	First Lien Debt (Revolver)	$120,000
Associated Springs, LLC	First Lien Debt (Delayed Draw)	318,965
Boca Home Care Holdings, Inc.	First Lien Debt (Revolver)	106,452
Clevertech Bidco, LLC	First Lien Debt (Revolver)	78,141
Medrina LLC	First Lien Debt (Revolver)	106,383
PSB Group, LLC	First Lien Debt (Revolver)	72,549
SS Acquisition, LLC	First Lien Debt (Revolver)	102,857
Tolemar Acquisition, Inc.	First Lien Debt (Revolver)	75,000
		$980,347

In accordance with ASC 820, the Company considers undrawn amounts in the determination of fair value on its revolving lines of credit and delayed draw term loans. As of March 31, 2026, the Company had cash and cash equivalents of $2,354,065 and an unused commitment of $5,850,000 under the Banc of California Credit Facility, which is subject to the terms of the borrowing base, to fund these outstanding commitments to portfolio companies.

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table shows the Company’s outstanding commitments to fund investments to portfolio companies as of December 31, 2025:

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
		$1,127,528

Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2026.

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

Note 7. Borrowings

Banc of California Credit Facility: On September 12, 2018, the Company entered into the Banc of California Credit Facility. The Banc of California Credit Facility currently bears interest at a variable rate of the Prime Rate plus a 0.25% margin, with a 5.00% floor, and includes an annual commitment fee of 0.50% (based upon the current maximum principal amount of the facility). The Banc of California Credit Facility is scheduled to mature on February 28, 2028.

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

As of March 31, 2026 and December 31, 2025, the Company had outstanding debt under the Banc of California Credit Facility of $1,650,000 and $2,650,000, respectively. As of March 31, 2026, the unused commitment under the Banc of California Credit Facility was $5,850,000, subject to the terms of the borrowing base and other covenants, and the stated interest rate was 7.00%.

The maximum availability of the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which typically excludes Structured Finance Securities, foreign loans, revolving loans, and non-performing loans, and as otherwise specified in the BLA, subject to an overall maximum principal amount of $7,500,000. The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

For the three months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Banc of California Credit Facility were as follows:

	Three Months Ended March 31,
	2026	2025
Stated interest expense	$31,600	$89,598
Amortization of debt issuance costs	11,172	20,224
Total interest and debt financing costs	$42,772	$109,822
Cash paid for interest expense	$31,076	$92,580
Effective interest rate	9.44%	9.46%
Average outstanding balance	$1,838,333	$4,709,444

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

On each of March 31, 2026 and December 31, 2025, the Company’s Unsecured Note had an aggregate outstanding principal of $15,000,000.

For the three months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Note were as follows:

	Three Months Ended March 31,
	2026	2025
Stated interest expense	$206,250	$206,250
Amortization of debt issuance costs	18,172	18,172
Total interest and debt financing costs	$224,422	$224,422
Cash paid for interest expense	$206,250	$206,250
Effective interest rate	5.98%	5.98%
Average outstanding balance	$15,000,000	$15,000,000

For the three months ended March 31, 2026 and 2025, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended March 31,
	2026	2025
Average dollar borrowings	$16,838,333	$19,709,444
Weighted average effective interest rate	6.44%	6.88%

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Per Share Operating Performance:
Net asset value per share at beginning of period	$7.65	$10.21
Net investment income(1)	0.10	0.18
Net realized gain (loss), net of taxes(1)(9)	—	—
Net unrealized depreciation on investments, net of deferred taxes(1)	(1.06)	(0.37)
Total net loss from operations(1)	(0.96)	(0.19)
Distributions(2)	(0.05)	(0.18)
Repurchase of common stock(1)(3)	(0.01)	(0.01)
Net asset value per share at end of period	$6.63	$9.83
Total return based on net asset value(4)(5)	(12.7)%	(2.0)%
Shares outstanding at end of period	1,490,202	1,620,078
Weighted average shares outstanding	1,505,943	1,661,676
Ratio/Supplemental Data
Average net asset value(6)	$10,698,799	$16,458,256
Net asset value at end of period	$9,878,584	$15,925,507
Net investment income	$151,897	$298,616
Ratio of net operating expenses to average net assets(7)	27.4%	22.5%
Ratio of net investment income to average net assets(7)	5.7%	7.3%
Portfolio turnover(8)	0.3%	1.6%

(1)
Calculated on the average share method.
(2)
The per share data for distributions is the actual amount of distributions declared per share during the period. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its estimated ICTI for the full year and distributions paid for the full year.
(3)
The repurchase of common stock on a per share basis reflects the incremental net asset value change as a result of the retirement of shares from the Company’s repurchases of common stock, the dilutive or anti-dilutive impact from significant changes in weighted-average shares outstanding during the period, and the difference between the per share amount distributed to common stockholders of record and the per share amount distributed based on the weighted-average shares of common stock outstanding during the applicable period.
(4)
Calculated as ending net asset value less beginning net asset value, adjusting for cumulative monthly distributions reinvested at the Company’s quarter-end net asset value.
(5)
Not annualized.
(6)
Based on the average of the net asset value at the beginning and end of the indicated period and, if applicable, the preceding calendar quarters.
(7)
Annualized.
(8)
Portfolio turnover rate is calculated using the lesser of period-to-date sales, portfolio investment distributions and principal payments or period-to-date purchases over the average of the total investments at fair value.
(9)
For the three months ended March 31, 2026 and 2025, net realized gain (loss), net of taxes, rounds to less than $0.01 or $(0.01) per common share.

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 9. Capital Transactions

Common Stock Transactions

During the three months ended March 31, 2026 and 2025, the Company did not sell or issue any shares of common stock in the Offering.

Repurchases of Shares

During the three months ended March 31, 2026 and 2025, the Board approved an offer to purchase 1.0% and 2.5%, respectively, of the weighted average number of outstanding shares of the Company’s common stock for the respective trailing 12-month periods.

The following table summarizes the common stock repurchases by the Company for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
Repurchase of common stock	16,099	$115,425	44,045	$448,381

All repurchased shares were retired upon acquisition.

Distributions

The following table reflects the cash distributions per share that the Company declared on its common stock during the three months ended March 31, 2026 and 2025. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Per Share Amount	Cash Distribution
Three Months Ended March 31, 2026
January 28, 2026	January 28, 2026	April 15, 2026	$0.0167	$25,156
February 25, 2026	February 25, 2026	April 15, 2026	0.0167	25,155
March 27, 2026	March 27, 2026	April 15, 2026	0.0167	25,155
Total			$0.0501	$75,466

Three Months Ended March 31, 2025
January 29, 2025	January 29, 2025	April 15, 2025	$0.0600	$99,846
February 26, 2025	February 26, 2025	April 15, 2025	0.0600	99,846
March 27, 2025	March 27, 2025	April 15, 2025	0.0600	97,206
Total			$0.1800	$296,898

Distributions in excess of the Company’s current and accumulated ICTI will be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions will be treated as a capital gain. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its estimated ICTI for the full year and distributions paid for the full year. Each year, a statement on Form 1099-DIV identifying the tax character of distributions is mailed to the Company’s stockholders.

Note 10. Subsequent Events Not Disclosed Elsewhere

On April 28, 2026, the Board declared a distribution of $0.01 per common share, which represented a 1.6% annualized distribution yield based on the Company’s common stock offering price as of April 29, 2026, which will be paid on July 15, 2026 to stockholders of record on April 28, 2026.

On May 5, 2026, the Board approved a tender offer, commencing on June 1, 2026, to purchase 1.0% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ended March 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. For additional overview information on the Company, see “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 13, 2026.

Overview

Key performance metrics per common share are presented below:

	March 31, 2026	December 31, 2025
Net asset value	$6.63	$7.65

	Three Months Ended
	March 31, 2026	December 31, 2025
Net investment income	$0.10	$0.10
Net decrease in net assets resulting from operations	(0.96)	(1.11)
Distributions declared	0.05	0.13

Our NAV per common share decreased from $7.65 at December 31, 2025 to $6.63 at March 31, 2026, primarily due to a net loss on investments of $1.06 per common share, partially offset by our quarterly net investment income of $0.10 per common share exceeding aggregate distributions declared of $0.05 per common share.

For the three months ended March 31, 2026, total investment income decreased $45,393 compared to the prior quarter, primarily due to a smaller average investment portfolio, at cost, and a decline in the effective yields on our Structured Finance Securities attributable to the ongoing impact of underlying loan spread compression. See “—Results of Operations” for additional information.

For the three months ended March 31, 2026, we recognized a net loss on investments of $1,601,435 due to net unrealized depreciation of $1,607,606, net of taxes, and partially offset by a net realized gain of $6,171. For the three months ended March 31, 2026, our net unrealized depreciation of $1,607,606, net of taxes, was primarily attributable to net unrealized depreciation of $965,243 on our loan portfolio and $757,883 on our Structured Finance Securities.

As of March 31, 2026, we had non-accrual loans with an aggregate fair value of $430,333, or 1.7% of our total investments at fair value. See “—Portfolio Composition and Investment Activity” for additional information.

Our total outstanding debt decreased from $17,650,000 at December 31, 2025 to $16,650,000 at March 31, 2026. For the three months ended March 31, 2026, our weighted-average debt interest costs decreased to 6.4%, compared to 6.6% during the prior quarter, primarily due to a decrease in the outstanding balance on our higher cost Banc of California Credit Facility. As of March 31, 2026, 90% of our total outstanding debt was fixed rate and contractually matures November 27, 2026. See “—Liquidity and Capital Resources” for additional information.

As of March 31, 2026, the aggregate amount outstanding of the senior securities issued by us was $16,650,000, for which our asset coverage was 159%, exceeding our minimum asset coverage requirement of 150% under the 1940 Act. As of March 31, 2026, we remained in compliance with all applicable covenants under our outstanding debt obligations. As of March 31, 2026, we had an unused commitment of $5,850,000 under our Banc of California Credit Facility, subject to the terms of the borrowing base and other covenants. As of March 31, 2026, we had unfunded commitments of $980,347 to fund various undrawn revolvers and other portfolio investments. We continue to believe that we have sufficient levels of liquidity to meet our commitments to existing portfolio companies. See “—Liquidity and Capital Resources” for additional information.

On April 28, 2026, the Board declared a distribution of $0.01 per common share, which represents a 1.6% annualized distribution yield based on the Company’s common stock offering price as of April 29, 2026, which will be paid on July 15, 2026 to stockholders of record on April 28, 2026.

On May 5, 2026, the Board approved a tender offer, commencing on June 1, 2026, to purchase 1.0% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ended March 31, 2026.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
The Investment Advisory Agreement with OFS Advisor to manage our operating and investment activities. Under the Investment Advisory Agreement, we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents, but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. See “Item 1. Financial Statements––Notes to Consolidated Financial Statements— Note 3.”
•
The Dealer Manager Agreement with CCO, an affiliate of OFS Advisor, to provide sales, promotional and marketing services to us in connection with the Offering. See “Item 1. Financial Statements––Notes to Consolidated Financial Statements— Note 3.”
•
The Administration Agreement with OFS Services, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3.”
•
Expense Limitation Agreement: OFS Advisor limits certain of our incurred expenses under the Investment Advisory Agreement which contains provisions limiting organization and offering costs and Contractual Issuer Expenses. The agreement contains conditions pursuant to which we may become obligated to reimburse OFS Advisor for expense limitation provided thereunder. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3.

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

In addition, we have submitted a new application for exemptive relief that, if granted, will supersede our existing Order and permit us to co-invest pursuant to a different set of conditions than those in our existing Order. However, there is no guarantee that the SEC will grant such application.

Conflicts may arise when an account managed by OFS Advisor makes an investment in conjunction with an investment being made by an Affiliated Account, or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Potential conflicts arise when addressing, among other things, questions as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced. For additional information see “Item 1. Business—Regulation—Conflicts of Interest” and “Item 1A. Risk Factors—Risks Related to OFS Advisor and its Affiliates—We have potential conflicts of interest related to obligations that OFS Advisor or its affiliates may have to other clients” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 13, 2026.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those relating to revenue recognition, expense limitation agreements and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board. For descriptions of our revenue recognition and fair value policies, see “Item 8. Financial Statements—Notes to Consolidated Financial Statements—Note 2” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 13, 2026.

The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments as of March 31, 2026:

		Range of Fair Value(1)
Investment Type	Fair Value as of March 31, 2026	Low-end	High-end
Debt investments:
First lien	$15,942,865	$15,684,959	$16,252,276
Second lien	3,675,506	3,534,578	3,867,874

Structured Finance Securities:
Subordinated notes and other CLO equity related investments	4,390,346	4,064,716	4,715,974

Equity investments:
Preferred equity	36,230	36,230	36,230
Common equity and warrants	781,523	698,457	859,666
	$24,826,470	$24,018,940	$25,732,020

(1)
A majority of our investments are classified as Level 3 under ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and assumptions about how market participants would price the asset in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment and estimation.

Portfolio Composition and Investment Activity

Portfolio Composition

The following table summarizes the composition of our investment portfolio as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt investments(1)	$17,813,177	$15,942,865	$19,669,597	$18,083,409
Second lien debt investments	6,658,788	3,675,506	8,099,214	5,797,049
Preferred equity investments	34,464	36,230	34,464	36,265
Common equity and warrant investments	340,671	781,523	340,671	624,731
Total Portfolio Company Investments	24,847,100	20,436,124	28,143,946	24,541,454
Structured Finance Securities	8,064,575	4,390,346	8,143,426	5,227,081
Total Investments	$32,911,675	$24,826,470	$36,287,372	$29,768,535
Total number of Portfolio Companies and Structured Finance Securities	30	30	32	32

(1)
As of March 31, 2026 and December 31, 2025, first lien debt investments include unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $12,441,353 and $11,452,192, respectively, and $14,373,479 and $13,551,279, respectively. Unitranche loans generally provide leverage levels comparable to a combination of first lien and second lien or subordinated loans. Investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal and interest.

As of March 31, 2026, 100% and 79% of our loan portfolio and total portfolio consisted of first lien and second lien debt investments, respectively, based on fair value.

As of March 31, 2026, the three largest industries of our Portfolio Company Investments by fair value, were: (1) Manufacturing of 17.3%; (2) Information of 17.0%; and (3) Health Care and Social Assistance of 11.4%, totaling an aggregate of approximately

45.7% of our debt and equity investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1. Financial Statements—Note 4.”

The following table presents our ten largest investments by issuer based on fair value as of March 31, 2026:

Issuer Name	Investment Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value	% of Net Assets, at Fair Value
Apex Credit CLO 2020 Ltd.	Structured Finance Security(1)	$2,979,714	$1,578,823	6.4%	16.0%
TruGreen Limited Partnership	Debt	1,516,362	1,468,500	5.9%	14.9%
SS Acquisition, LLC	Debt	1,374,659	1,393,580	5.6%	14.1%
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets)	Debt	1,713,878	1,366,102	5.5%	13.8%
12 Interactive, LLC (D/B/A PerkSpot)	Debt	1,364,382	1,351,765	5.4%	13.7%
Clevertech Bidco, LLC	Debt	1,367,783	1,312,516	5.3%	13.3%
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Debt	1,207,301	1,268,929	5.1%	12.8%
One GI LLC	Debt	1,446,099	1,259,552	5.1%	12.8%
Apex Credit CLO 2022-1 Ltd.	Structured Finance Security(1)	1,799,130	1,194,420	4.8%	12.1%
Inergex Holdings, LLC	Debt	1,156,708	1,159,111	4.7%	11.7%
Total		$15,926,016	$13,353,298	53.8%	135.2%

(1)
As of March 31, 2026, approximately 12.6% and 31.7% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.

A deterioration in the operating performance of these portfolio investments, or other factors underlying the valuation of these investments, could have a material impact on our NAV.

Structured Finance Securities

The following table summarizes the composition of our Structured Finance Securities as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes and other CLO equity related investments	$8,064,575	$4,390,346	$8,143,426	$5,227,081
Total Structured Finance Securities	$8,064,575	$4,390,346	$8,143,426	$5,227,081
Number of Structured Finance Security Issuers	5	5	5	5

Non-performing Structured Finance Securities are securities that have not been optionally redeemed and have an effective yield of 0.0%, as remaining residual distributions are anticipated to be recognized as a return of capital. As of March 31, 2026 and December 31, 2025, the aggregate amortized cost and fair value of non-performing Structured Finance Securities were $731,783 and $273,504, respectively, and $764,195 and $334,496, respectively.

Portfolio Yields

The following table presents weighted-average yield metrics for our investment portfolio for the three months ended March 31, 2026 and December 31, 2025:

	For the Three Months Ended
	March 31, 2026	December 31, 2025
Weighted-average performing income yield(1):
Debt investments	12.3%	11.1%
Structured Finance Securities	9.8%	11.7%
Interest-bearing investments	11.7%	11.3%

Weighted-average realized yield(2):
Interest-bearing investments	10.3%	10.4%

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

For the three months ended March 31, 2026, the weighted average performing income yield on interest-bearing investments increased to 11.7% from 11.3% during the prior quarter. This increase in the performing income yield was primarily due to the acceleration of non-recurring Net Loan Fees earned on the repayment of a debt investment, partially offset by a decline in the effective yields on our Structured Finance Securities.

Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels. As of March 31, 2026, 98% of our total loan portfolio, at fair value, consisted of variable rate investments, generally indexed to SOFR. See additional information under “Item 3. Quantitative and Qualitative Disclosures About Market Risk”.

Investment Activity

The following is a summary of our investment activity for the three months ended March 31, 2026 and March 31, 2025:

	For the Three Months Ended
	March 31, 2026	March 31, 2025

Investments in debt and equity securities	$91,798	$279,655
Investments in Structured Finance Securities	—	377,737
Total investment purchases and originations	$91,798	$657,392

Proceeds from principal payments on portfolio investments	$1,545,958	$224,070
Proceeds from sale or redemption of portfolio investments	1,942,519	—
Proceeds from distributions received from portfolio investments	258,650	366,863
Total proceeds from principal payments and distributions received from portfolio investments	$3,747,127	$590,933

We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2025. The following table shows the classification of our debt securities, excluding Structured Finance Securities, by credit risk rating as of March 31, 2026 and December 31, 2025:

Debt Investments
	March 31, 2026			December 31, 2025
Risk Category	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value
1 (Low Risk)	$—	$—	—%	$—	$—	—%
2 (Below Average Risk)	—	—	—%	—	—	—%
3 (Average)	17,020,971	16,254,138	82.9%	19,709,290	19,156,151	80.2%
4 (Special Mention)	7,450,994	3,364,233	17.1%	8,059,521	4,724,307	19.8%
5 (Substandard)	—	—	—%	—	—	—%
6 (Doubtful)	—	—	—%	—	—	—%
7 (Loss)	—	—	—%	—	—	—%
	$24,471,965	$19,618,371	100.0%	$27,768,811	$23,880,458	100.0%

Non-Accrual Loans

Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. PIK income that has been contractually capitalized to the principal balance of the investment prior to the non-accrual designation date is not reserved against interest or dividend income, but rather is assessed through the valuation of the investment with corresponding adjustments to unrealized appreciation (depreciation), as applicable. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as interest income or applied as a reduction to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments or until a restructuring occurs and, in the judgment of management, it is probable that we will collect all principal and interest from the investment.

As of March 31, 2026

The following table shows the classification of our debt investments on non-accrual status:

	March 31, 2026
	Amortized Cost	Fair Value
First lien debt	$—	$—
Second lien debt	3,264,393	430,333
Total	$3,264,393	$430,333

For the three months ended March 31, 2026, no loans were placed on non-accrual status.

As of December 31, 2025

The following table shows the classification of our debt investments on non-accrual status as of December 31, 2025:

	December 31, 2025
	Amortized Cost	Fair Value
First lien debt	$—	$—
Second lien debt	3,264,393	1,043,941
Total	$3,264,393	$1,043,941

For the three months ended December 31, 2025, a second lien loan to a portfolio company, with an amortized cost and fair value of $1,591,668 and $959,770, respectively, was placed on non-accrual status.

Results of Operations

Our key financial measures are described in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Key Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 13, 2026. The following is a discussion of the key financial measures that management uses in reviewing the performance of our operations.

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

The following analysis compares our quarterly results of operations to the preceding quarter, as well as our year-to-date results of operations to the corresponding period in the prior year. We believe a comparison of our current quarterly results to the preceding quarter is more meaningful and transparent than a comparison to the corresponding prior-year quarter as our results of operations are not influenced by seasonal factors that the latter comparison is designed to elicit and highlight.

Comparison of the three months ended March 31, 2026 and December 31, 2025, and comparison of the three months ended March 31, 2026 and 2025

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Interest income	$874,830	$913,648	$1,147,733
PIK interest income	6,753	6,869	73,205
Dividend income	1,070	1,088	1,072
Fee income	1,960	8,401	2,170
Total investment income	884,613	930,006	1,224,180
Total operating expenses	739,479	775,196	932,958
Net expense (limitation)	(6,763)	2,580	(7,394)
Net investment income	151,897	152,230	298,616
Net loss on investments	(1,601,435)	(1,849,170)	(618,834)
Net decrease in net assets resulting from operations	$(1,449,538)	$(1,696,940)	$(320,218)

Investment Income

For the three months ended March 31, 2026 and December 31, 2025

For the three months ended March 31, 2026, interest income decreased $38,818 compared to the prior quarter, primarily due to a smaller average investment portfolio, at cost, and a decline in the effective yields on our Structured Finance Securities attributable to the ongoing impact of underlying loan spread compression.

For the three months ended March 31, 2026 and 2025

Total investment income for the three months ended March 31, 2026 decreased $339,567 compared to the corresponding period in the prior year, primarily due to a smaller average investment portfolio, at cost, and an increase in non-accrual debt investments.

For the three months ended March 31, 2026, PIK interest income decreased $66,452 compared to the corresponding period in the prior year, primarily due to the placement of a second lien debt investment with an all-PIK interest rate of 18.00% on non-accrual status during the fourth quarter of 2025.

Operating Expenses

Total operating expenses for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025 are presented below:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Expenses subject to limitation under the Investment Advisory Agreement:
Contractual Issuer Expenses (credits)	$4,730	$(4,658)	$5,711
Amortization of deferred offering costs	2,033	2,078	1,683
Total expenses (credits) subject to limitation under the Investment Advisor Agreement	6,763	(2,580)	7,394

Other operating expenses:
Interest expense	267,194	286,089	334,244
Base management fees	85,790	95,383	115,524
Incentive fees	—	—	40,651
Administrative fees	118,825	166,050	170,422
Professional fees	181,229	151,756	183,263
Transfer agent expenses	40,723	26,033	38,177
Other expenses	38,955	52,465	43,283
Total other operating expenses	732,716	777,776	925,564
Total operating expenses	$739,479	$775,196	$932,958

Expenses Limited under the Investment Advisory Agreement

During the three months ended March 31, 2026, December 31, 2025 and March 31, 2025, OFS Advisor did not incur offering expenses on our behalf.

Contractual Issuer Expenses and amortization of deferred offering costs remained stable during the three months ended March 31, 2026, December 31, 2025 and March 31, 2025.

We are conditionally obligated to pay OFS Advisor up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid by OFS Advisor and their affiliates have been recovered.

During the three months ended March 31, 2026 and December 31, 2025, we did not reimburse OFS Advisor for any offering costs and Contractual Issuer Expenses because there were no sales of common stock under the Offering. As of March 31, 2026, reimbursable offering costs and Contractual Issuer Expenses totaled $448,043 in the aggregate. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3” for additional information.

Other Operating Expenses

For the three months ended March 31, 2026 and December 31, 2025

For the three months ended March 31, 2026, total other operating expenses decreased $45,060 compared to the prior quarter, primarily due to a decrease in administrative fees.

For the three months ended March 31, 2026 and 2025

For the three months ended March 31, 2026, total other operating expenses decreased $192,848 compared to the corresponding period in the prior year, primarily due to an aggregate decrease of $121,982 in expenses payable to OFS Advisor and affiliates (base management fees, incentive fees and administrative fees) and a decrease of $67,050 in interest expense related to the reduction in our average outstanding debt balance on our Banc of California Credit Facility.

Net realized and unrealized gain (loss) on investments

Net gain (loss) on investments for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025

For the three months ended March 31, 2026, we recognized a net loss on investments of $1,601,435 due to net unrealized depreciation of $1,607,606, net of taxes, and partially offset by a net realized gain of $6,171. For the three months ended March 31, 2026, our net unrealized depreciation of $1,607,606, net of taxes, was primarily attributable to net unrealized depreciation of $613,608 on our non-accrual debt investments and $757,883 on our Structured Finance Securities.

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

Liquidity and Capital Resources

As of March 31, 2026, we held cash and cash equivalents of $2,354,065 and had an unused commitment of $5,850,000 under our Banc of California Credit Facility, subject to the terms of the borrowing base and other covenants.

As of March 31, 2026, we had unfunded commitments of $980,347 to fund various undrawn revolvers and other portfolio investments. We continue to believe that we have sufficient levels of liquidity to meet our commitments to existing portfolio companies.

At March 31, 2026, the aggregate amount outstanding of the senior securities issued by us was $16,650,000, for which our asset coverage was 159%, exceeding our minimum asset coverage requirement of 150% under the 1940 Act. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

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

	Three Months Ended March 31,
	2026	2025
Cash from net investment income(1)	$(161,612)	$(129,112)
Net repayments of portfolio investments(1)	3,475,530	948,600
Net cash provided by operating activities	3,313,918	819,488

Distributions paid to common stockholders(2)	(200,208)	(140,785)
Net repayments under revolving line of credit	(1,000,000)	(1,000,000)
Repurchases of common stock	(253,479)	(294,331)
Net cash used in financing activities	(1,453,687)	(1,435,116)
Net change in cash and cash equivalents	$1,860,231	$(615,628)

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
(2)
The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year.

Our operating activities provided $3,313,918 and $819,488 in cash for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the principal source of operating liquidity was the sale and repayment of portfolio investments. Net cash provided by operating activities benefited from the positive cash flow impact of expense limitation under the Investment Advisory Agreement of $6,763 and $7,394 for the three months ended March 31, 2026 and 2025, respectively, which reduced the net amount paid to OFS Advisor. Expense support and limitation under the Investment Advisory Agreement is cancelable at any time.

Net purchases and origination of portfolio investments relates to the investment activity of our portfolio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Composition and Investment Activity.”

During the three months ended March 31, 2026 and 2025, we paid $253,479 and $294,331, respectively, in connection with our tender offers to repurchase shares of our common stock. Subsequent to March 31, 2026, we paid $115,425 in connection with our first quarter 2026 tender offer to repurchase shares of our common stock.

During the three months ended March 31, 2026, we paid $200,208 in dividends to common stockholders and, subsequent to March 31, 2026, we paid $75,466 in dividends to our common stockholders.

Borrowings

Banc of California Credit Facility. The Banc of California Credit Facility is available for general corporate purposes, including investment funding, and is scheduled to mature on February 28, 2028. The maximum amount available to borrow under the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which typically excludes Structured Finance Securities, foreign loans, revolving loans, and non-performing loans, and as otherwise specified in the BLA, subject to a maximum principal amount of $7,500,000.

The Banc of California Credit Facility currently bears interest at a variable Prime Rate plus a 0.25% margin, with a 5.00% floor, and includes an annual commitment fee equal to 0.50% of the maximum principal amount of the facility. As of March 31, 2026, the stated interest rate on the Banc of California Credit Facility was 7.00%. As of March 31, 2026, the Banc of California Credit Facility bore an effective interest rate of 9.46%, inclusive of interest on the outstanding balance, deferred financing cost amortization and commitment fees.

As of March 31, 2026, we had $1,650,000 outstanding and an unused commitment of $5,850,000 under the Banc of California Credit Facility, subject to the terms of the borrowing base and other covenants. As of March 31, 2026, we were in compliance in all material respects with the applicable covenants under the Banc of California Credit Facility.

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

The Note Purchase Agreement contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a business development company within the meaning of the 1940 Act and a minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, certain judgments and orders, and certain events of bankruptcy. As of March 31, 2026, we were in compliance in all material respects with the applicable covenants under the Note Purchase Agreement.

As of March 31, 2026, the Unsecured Note had the following terms and balances:

	Principal	Unamortized Deferred Debt Issuance Costs	Stated Interest Rate	Effective Interest Rate(1)	Maturity
Unsecured Note	$15,000,000	$48,458	5.50%	5.98%	11/27/2026

(1)
The effective interest rate on the Unsecured Note includes deferred debt issuance cost amortization.

Other Liquidity Matters

We expect to fund the growth of our investment portfolio through the private placement of our common shares and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act. We cannot assure stockholders that our plans to raise capital will be successful. In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the ability to fund new investments or make additional investments in our portfolio companies. The illiquidity of certain of our portfolio investments, in particular, equity investments, may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their current fair value and incur significant realized losses on our invested capital.

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

As of March 31, 2026, the aggregate amount outstanding of the senior securities issued by us was $16,650,000, for which our asset coverage was 159%, exceeding our minimum asset coverage requirement of 150% under the 1940 Act. The asset coverage ratio for a class of senior securities representing indebtedness is calculated by aggregating our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

In addition, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have made, and may continue to make, opportunistic investments in Structured Finance Securities and other non-qualifying assets, consistent with our investment strategy. Investments in Structured Finance Securities are generally made in non-U.S. entities and are not operating companies and, therefore, are generally deemed to be non-qualifying. As of March 31, 2026, approximately 81% of our investments were qualifying assets.

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

As of March 31, 2026, we had $2,354,065 of cash and cash equivalents and an unused commitment of $5,850,000 under our Banc of California Credit Facility, subject to the terms of the borrowing base and other covenants, to meet our short-term contractual obligations, such as $980,347 in outstanding commitments to fund investments under various undrawn revolvers and other portfolio company credit facilities.

Our Unsecured Note is scheduled to mature in November 2026 and had an outstanding principal balance of $15,000,000 as of March 31, 2026. If we are unable to, or determine not to, extend or refinance the Unsecured Note, we will need to generate significant cash flows from operations or dispose of portfolio investments in order to repay the outstanding principal balance on or prior to the maturity date. Given the ongoing lack of new equity proceeds from the Offering, we may determine it is in our best interest to repay the Unsecured Note, rather than attempting to refinance it. The outstanding principal of the Unsecured Note could be repaid by selling portfolio investments that had a fair value of $24,826,470 as of March 31, 2026. There are no assurances we will be able to refinance or amend and extend the maturity date of the Unsecured Note, or that we will be able to sell portfolio investments upon terms acceptable to us and in sufficient amounts in the future in order to repay the Unsecured Note.

All of our investments, carried at fair value, are classified as either Level 2 or Level 3 under ASC 820, with 92% of our investments classified as illiquid Level 3 investments as of March 31, 2026. In accordance with our investment strategy, we typically do not hold equity securities or other instruments that are actively traded on an exchange (Level 1). If we were required to liquidate portfolio investments in a forced or liquidation sale, we could realize significantly less than their current fair value and incur significant realized losses on our invested capital.

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

Off-Balance Sheet Arrangements

Amounts Conditionally Reimbursable to OFS Advisor. OFS Advisor and affiliates have incurred offering costs and Contractual Issuer Expenses, of which $448,043 and $520,063 were unreimbursed as of March 31, 2026 and December 31, 2025, respectively. We remain conditionally liable to OFS Advisor for organization and offering costs incurred on our behalf. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3.”

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

Our Board maintains a variable dividend policy with the objective of declaring twelve monthly distributions in an amount not less than 90% of our annual taxable income for a particular year. In addition, during the year, we may pay a special dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year. We may choose to retain a portion of our taxable income in any year and pay the 4% U.S. federal excise tax on the retained amounts. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s stockholders.

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

Share Repurchases

Since November 2018, the Board has approved quarterly tender offers to purchase shares of our outstanding common stock. For the period from November 2019 through December 31, 2025, we conducted quarterly tender offers to purchase, in each case, 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period. Commencing with the tender offer in March 2026, the Board expects to approve offers to purchase approximately 4.0% of the weighted average number of outstanding shares of our common stock in any 12-month period, subject to a 1.0% limit in each quarter. The offer to repurchase shares allows our stockholders to sell their shares back to us at a price equal to the most recently determined NAV per share of our common stock immediately prior to the date of repurchase. Any future decision to repurchase shares will be evaluated by our board of directors based on a variety of factors, including available liquidity, leverage considerations and investment opportunities. Our Board has the right to modify, suspend or terminate the share repurchase program at any time in its discretion if it determines that doing so is in our best interests.

During the three months ended March 31, 2026, the Board approved an offer to purchase approximately 1.0% of the weighted average number of outstanding shares of our common stock. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 9” for details on share repurchases.

Recent Developments

On April 28, 2026, the Board declared a distribution of $0.01 per common share, which represents a 1.6% annualized distribution yield based on the Company’s common stock offering price as of April 29, 2026, which will be paid on July 15, 2026 to stockholders of record on April 28, 2026.

On May 5, 2026, the Board approved a tender offer, commencing on June 1, 2026, to purchase 1.0% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period ended March 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, activity in South America, interest rate and inflation rate changes, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, instability in the U.S. and international banking systems and the risk of recession and the impact of the prolonged shutdown of U.S. government services has introduced significant volatility in the financial markets, and the effects of this volatility have impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on March 13, 2026.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of most portfolio investments without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate significantly from period-to-period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the three months ended March 31, 2026 for more information relating to our investment valuation.

Interest Rate Risk

As of March 31, 2026, 98% of our total debt investments at fair value bore interest at floating interest rates and contained interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. The aggregate 175 basis point reductions in the U.S. Federal Reserve target federal funds rate enacted from September 2024 through December 2025 have resulted in our variable rate debt investments generating less interest income. Changes in interest rates, including potential additional interest rate reductions approved by the U.S. Federal Reserve, may impact our results of operations, cost of funding and the valuation of our investments. Additional reductions in interest rates would reduce our interest income, which could in turn decrease our net investment income if such decreases in base interest rates are not offset by other factors, such as increases in the spread over such base interest rates or decreases in our operating expenses.

As of March 31, 2026, our outstanding Unsecured Note comprised 90% of our outstanding debt. Our Unsecured Note bears interest at a fixed rate, which may result in net interest margin compression in a period of falling interest rates. Our Banc of California Credit Facility has a floating interest rate provision based on the Prime Rate, which resulted in a stated interest rate of 7.00% as of March 31, 2026.

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates as of March 31, 2026. As of March 31, 2026, 1-month and 3-month SOFR were 3.66% and 3.68%, respectively. Assuming that the interim, unaudited Statement of Assets and Liabilities as of March 31, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase	Interest income	Interest expense	Net change
25	$53,282	$(4,125)	$49,157
50	107,567	(8,250)	99,317
75	161,853	(12,375)	149,478
100	216,139	(16,500)	199,639
125	270,425	(20,625)	249,800

Basis point decrease	Interest income	Interest expense	Net change
25	$(55,290)	$4,125	$(51,165)
50	(109,576)	8,250	(101,326)
75	(163,327)	12,375	(150,952)
100	(215,641)	16,500	(199,141)
125	(267,955)	20,625	(247,330)

Although we believe that the foregoing analysis is indicative of our net interest margin sensitivity to interest rate changes as of March 31, 2026, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facilities, that could affect net increase (decrease) in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the table above.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We, OFS Advisor and OFS Services, are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us as of March 31, 2026. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in “Part I— Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on March 13, 2026 (the “Annual Report on Form 10-K”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

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

During the three months ended March 31, 2026, we did not sell any shares of our common stock.

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

Issuer Purchases of Equity Securities

Since November 2018, the Board has approved quarterly tender offers to purchase shares of our outstanding common stock. For the period from November 2019 through December 31, 2025, we conducted quarterly tender offers to purchase, in each case, 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period. Commencing with the tender offer in March 2026, the Board expects to approve offers to purchase approximately 4.0% of the weighted average number of outstanding shares of our common stock in any 12-month period, subject to a 1.0% limit in each quarter. The offer to repurchase shares allows our stockholders to sell their shares back to us at a price equal to the most recently determined NAV per share of our common stock immediately prior to the date of repurchase. Any future decision to repurchase shares will be evaluated by the Board based on a variety of factors, including available liquidity, leverage considerations and investment opportunities. Our Board has the right to modify, suspend or terminate the share repurchase program at any time in its discretion if it determines that doing so is in our best interests.

During the three months ended March 31, 2026, the Board approved an offer to purchase approximately 1.0% of the weighted average number of outstanding shares of our common stock. The following table summarizes the common stock repurchases by us for the three months ended March 31, 2026:

Three Months Ended March 31, 2026	Number of Shares	Amount
January 1, 2026 through January 31, 2026	—	$—
February 1, 2026 through February 28, 2026	—	—
March 1, 2026 through March 31, 2026	16,099	115,425

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
Not applicable.
(b)
Not applicable.
(c)
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q

3.1	Certificate of Incorporation of Hancock Park Corporate Income, Inc.	Form 10-12G (000-55552)	December 21, 2015
3.2	Form of Articles of Amendment and Restatement of Hancock Park Corporate Income, Inc.	Form 10-12G/A (000-55552)	February 8, 2016
3.3	First Amended and Restated Bylaws of Hancock Park Corporate Income, Inc.	8-K (814-01185)	August 24, 2017
10.1	Amendment Six to the Business Loan Agreement between Hancock Park Corporate Income, Inc. and Banc of California dated January 9, 2026	8-K (814-001185)	January 9, 2026
14.1	Joint Code of Ethics of Hancock Park Corporate Income and OFS Advisor			*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act			*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act			*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document			*
101.SCH	Cover Page Interactive Data File (embedded within the Inline XBRL document)			*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			*

* Filed herewith.

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 8, 2026	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Kyle Spina
	Name:	Kyle Spina
	Title:	Chief Financial Officer