Form 10-Q
period 2026-06-30
Hancock Park Corporate Income, Inc.
filed 2026-08-07
CIK 1661306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Yes ☐ No ☒

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 3, 2026 was 1,474,525.

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
Banc of California Credit Facility

A senior secured revolving credit facility, as amended, with Banc of California (formerly known as Pacific Western Bank), as lender, that provided for borrowings to the Company in an aggregate principal amount up to $7,500,000 through June 29, 2026

BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Banc of California, as lender, which provided the Company with a senior secured revolving credit facility, and was terminated on June 29, 2026
Board	The Company’s board of directors
CCO	CCO Capital, LLC, a Delaware limited liability company, an affiliate of OFS Advisor and the Company’s former dealer manager
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Company	Hancock Park Corporate Income, Inc. and its consolidated subsidiaries
Contractual Issuer Expenses	Salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in offering and other contractually-defined activities
Dealer Manager Agreement

Broker-dealer management agreement dated August 3, 2020 by and among the Company, OFS Advisor, International Assets Advisory, LLC and CCO, amended and restated on February 2, 2022, and which was terminated on July 23, 2026

EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Accounting principles generally accepted in the United States
HPCI-MB	HPCI-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor, dated July 15, 2016
NAV	Net asset value. NAV is calculated as consolidated total assets less consolidated total liabilities, and can be expressed in the aggregate or on a per share basis
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
Note Purchase Agreement	The Note Purchase Agreement between the Company and a qualified institutional investor dated November 27, 2019, as amended, in which the Company sold in a private placement the Unsecured Note
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company, for which OFS Advisor serves as investment adviser
Offering	The continuous offering of up to $200,000,000 of shares of the Company’s common stock that was conducted from August 30, 2016 through July 23, 2026

Term	Explanation or Definition
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
•
our ability to wind down the Company pursuant to the Plan of Sale and Dissolution (as defined below);
•
our dependence on key personnel;
•
our ability to replicate historical results;
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
•
our ability to generate cash from: (i) investment portfolio repayments and sales and (ii) interest income from portfolio investments;
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 13, 2026 and “Part II—Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Hancock Park Corporate Income, Inc.

Consolidated Statements of Assets and Liabilities (unaudited)

	June 30, 2026	December 31, 2025
Assets:
Non-control/non-affiliate investments, at fair value (amortized cost of $28,969,386 and $36,287,372, respectively)	$19,858,407	$29,768,535
Cash and cash equivalents	3,937,891	493,834
Interest receivable	97,948	105,708
Receivable for investments sold	132,410	—
Prepaid expenses and other assets	4,000	45,995
Total assets	$24,030,656	$30,414,072

Liabilities:
Revolving line of credit	$—	$2,650,000
Unsecured note (net of discount and deferred debt issuance costs of $30,286 and $66,630, respectively)	14,969,714	14,933,370
Due to adviser and affiliates (Note 3)	271,603	388,139
Payable for repurchases of common stock	98,298	253,479
Distributions payable	44,706	200,208
Interest payable	77,960	78,680
Other liabilities	554,681	391,183
Total liabilities	16,016,962	18,895,059

Commitments and contingencies (Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized, 1,474,525 and 1,506,301 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,474	1,506
Paid-in capital in excess of par	20,312,288	20,525,979
Total accumulated losses	(12,300,068)	(9,008,472)
Total net assets	8,013,694	11,519,013

Total liabilities and net assets	$24,030,656	$30,414,072

Number of common shares outstanding	1,474,525	1,506,301
Net asset value per share	$5.43	$7.65

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.

Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income
Interest income	$672,882	$1,164,790	$1,547,712	$2,312,523
PIK interest income	6,734	74,763	13,487	147,968
Dividend income	1,099	1,077	2,169	2,149
Fee income	1,650	15,565	3,610	17,735
Total investment income	682,365	1,256,195	1,566,978	2,480,375

Operating expenses
Interest expense	234,744	344,141	501,938	678,385
Base management fees	70,434	111,323	156,224	226,847
Incentive fees	—	72,492	—	113,143
Administrative fees	167,975	175,468	286,800	345,890
Professional fees	259,257	167,351	440,486	350,614
Transfer agent expenses	34,420	45,409	75,143	83,586
Other expenses	42,694	50,043	81,649	93,326
Contractual Issuer Expenses (Note 3)	4,852	8,671	9,582	14,382
Amortization of deferred offering costs	1,644	1,551	3,677	3,234
Total operating expenses	816,020	976,449	1,555,499	1,909,407
Net expense limitations under agreement with the adviser (Note 3)	(6,496)	(10,222)	(13,259)	(17,616)
Net operating expenses	809,524	966,227	1,542,240	1,891,791

Net investment income (loss)	(127,159)	289,968	24,738	588,584

Net realized and unrealized gain (loss) on investments
Net realized loss on investments	(536,105)	(35,408)	(529,934)	(35,675)
Net unrealized depreciation on investments	(1,025,773)	(265,868)	(2,592,142)	(911,751)
Deferred tax (expense) benefit on net unrealized appreciation (depreciation)	(7,027)	(4,810)	(48,264)	22,506
Net loss on investments	(1,568,905)	(306,086)	(3,170,340)	(924,920)
Loss on extinguishment of debt	(25,822)	—	(25,822)	—
Net decrease in net assets resulting from operations	$(1,721,886)	$(16,118)	$(3,171,424)	$(336,336)
Loss per common share – basic and diluted	$(1.16)	$(0.01)	$(2.12)	$(0.21)
Basic and diluted weighted-average common shares outstanding	1,489,857	1,617,709	1,497,856	1,639,571

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.

Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total accumulated losses	Total net assets
Balances at December 31, 2024	1,664,123	$1,664	$22,203,936	$(5,214,596)	$16,991,004
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	588,584	588,584
Net realized loss on investments, net of taxes	—	—	—	(35,675)	(35,675)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	(889,245)	(889,245)
Repurchases of common stock	(87,161)	(87)	(873,414)	—	(873,501)
Distributions to stockholders	—	—	—	(585,925)	(585,925)
Net decrease for the six month period ended June 30, 2025	(87,161)	(87)	(873,414)	(922,261)	(1,795,762)
Balances at June 30, 2025	1,576,962	$1,577	$21,330,522	$(6,136,857)	$15,195,242

Balances at March 31, 2025	1,620,078	$1,620	$21,755,599	$(5,831,712)	$15,925,507
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	289,968	289,968
Net realized loss on investments, net of taxes	—	—	—	(35,408)	(35,408)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	(270,678)	(270,678)
Repurchase of common stock	(43,116)	(43)	(425,077)	—	(425,120)
Distributions to stockholders	—	—	—	(289,027)	(289,027)
Net decrease for the three month period ended June 30, 2025	(43,116)	(43)	(425,077)	(305,145)	(730,265)
Balances at June 30, 2025	1,576,962	$1,577	$21,330,522	$(6,136,857)	$15,195,242

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total accumulated losses	Total net assets
Balances at December 31, 2025	1,506,301	$1,506	$20,525,979	$(9,008,472)	$11,519,013
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	24,738	24,738
Net realized loss on investments, net of taxes	—	—	—	(529,934)	(529,934)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	(2,640,406)	(2,640,406)
Loss on extinguishment of debt	—	—	—	(25,822)	(25,822)
Repurchases of common stock	(31,776)	(32)	(213,691)	—	(213,723)
Distributions to stockholders	—	—	—	(120,172)	(120,172)
Net decrease for the six month period ended June 30, 2026	(31,776)	(32)	(213,691)	(3,291,596)	(3,505,319)
Balances at June 30, 2026	1,474,525	$1,474	$20,312,288	$(12,300,068)	$8,013,694

Balances at March 31, 2026	1,490,202	$1,490	$20,410,570	$(10,533,476)	$9,878,584
Net decrease in net assets resulting from operations:
Net investment loss	—	—	—	(127,159)	(127,159)
Net realized loss on investments, net of taxes	—	—	—	(536,105)	(536,105)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	(1,032,800)	(1,032,800)
Loss on extinguishment of debt	—	—	—	(25,822)	(25,822)
Repurchase of common stock	(15,677)	(16)	(98,282)	—	(98,298)
Distributions to stockholders	—	—	—	(44,706)	(44,706)
Net decrease for the three month period ended June 30, 2026	(15,677)	(16)	(98,282)	(1,766,592)	(1,864,890)
Balances at June 30, 2026	1,474,525	$1,474	$20,312,288	$(12,300,068)	$8,013,694

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(3,171,424)	$(336,336)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net unrealized depreciation on investments, net of deferred taxes	2,640,406	889,245
Net realized loss on investments	529,934	35,675
Loss on extinguishment of debt	25,822	—
Amortization of Net Loan Fees on investments	(117,037)	(120,766)
Amendment fees received	3,363	5,993
Amortization of deferred debt issuance costs	57,517	76,804
Accretion of interest income on Structured Finance Securities	(329,530)	(465,548)
Paid-in-kind interest income	(13,487)	(147,968)
Purchase of portfolio investments	(163,640)	(1,664,137)
Proceeds from principal payments on portfolio investments	1,623,953	1,464,128
Proceeds from sale or redemption of portfolio investments	5,334,537	1,451,477
Proceeds from distributions received from portfolio investments	449,828	714,819
Changes in operating assets and liabilities:
Interest receivable	7,760	(23,791)
Receivable for investment sold	(132,410)	501,861
Interest payable	(720)	(3,639)
Due to adviser and affiliates	(116,536)	(57,635)
Payable for investments purchased	—	(257,393)
Other assets and liabilities	110,299	(24,409)
Net cash provided by operating activities	6,738,635	2,038,380

Cash flows from financing activities
Distributions paid to common stockholders	(275,674)	(437,683)
Borrowings under revolving line of credit	450,000	2,100,000
Repayments under revolving line of credit	(3,100,000)	(3,350,000)
Repurchases of common stock	(368,904)	(742,712)
Net cash used in financing activities	(3,294,578)	(2,430,395)
Net increase (decrease) in cash and cash equivalents	3,444,057	(392,015)
Cash and cash equivalents
Beginning of period	493,834	980,084
End of period	$3,937,891	$588,069

Supplemental disclosure of cash flow information:
Cash paid for interest	$445,142	$605,220
Amortization of deferred offering costs limited by investment advisor (see Note 3)	3,677	3,234

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.

Consolidated Schedule of Investments (unaudited)

June 30, 2026

Portfolio Company(1) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Non-control/Non-affiliate Investment
Debt and Equity Investments
AIDC IntermediateCo 2, LLC	Computer Systems Design Services
First Lien Debt		9.14%	SOFR+	5.50%	7/22/2022	7/22/2027	$482,500	$479,945	$479,605	6.0%
First Lien Debt		9.14%	SOFR+	5.50%	7/31/2023	7/22/2027	11,286	11,205	11,219	0.1%
							493,786	491,150	490,824	6.1%
Allen Media, LLC	Cable and Other Subscription Programming
First Lien Debt		9.38%	SOFR+	5.50%	9/15/2022	2/10/2027	1,198,826	1,180,047	866,751	10.8%

BayMark Health Services, Inc. (16)	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		14.49%	SOFR+	10.50%	6/10/2021	6/11/2028	1,325,758	1,317,356	7,550	0.1%
Second Lien Debt		14.49%	SOFR+	10.50%	6/10/2021	6/11/2028	357,657	355,369	2,037	—%
							1,683,415	1,672,725	9,587	0.1%
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		11.01%	SOFR+	7.25%	2/2/2022	6/8/2029	1,272,109	1,212,359	1,272,109	15.9%

Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt		10.41%	SOFR+	6.50%	2/25/2022	2/25/2029	887,419	883,640	887,419	11.1%
First Lien Debt (Revolver) (12)		10.41%	SOFR+	6.50%	2/25/2022	2/25/2029	22,578	22,387	22,580	0.3%
Common Equity (129 Class A units) (7)					2/25/2022			129,032	73,370	0.9%
Preferred Equity (345 Class A units) 12.0% cash / 2.0% PIK					3/3/2023			34,464	36,830	0.5%
							909,997	1,069,523	1,020,199	12.8%
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt		10.63%	SOFR+	6.75%	11/03/23	12/30/2027	1,335,897	1,320,678	1,267,766	15.8%
First Lien Debt (Revolver) (12)		12.50%	Prime+	5.75%	11/03/23	12/30/2027	93,265	91,830	86,837	1.1%
							1,429,162	1,412,508	1,354,603	16.9%
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 units) (7)					3/27/2020			46,403	1,177	—%

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)					3/8/2018			115,154	364,000	4.5%

Hancock Park Corporate Income, Inc.

Consolidated Schedule of Investments - Continued (unaudited)

June 30, 2026

Portfolio Company(1) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Excelin Home Health, LLC (16)	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	10/1/2026	1,830,007	1,591,668	466,652	5.8%

Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets) (9)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		10.58%	SOFR+	6.75%	7/20/2022	8/1/2029	1,759,792	1,713,200	1,129,866	14.1%

Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		10.56%	SOFR+	6.75%	1/27/2022	3/2/2029	670,732	670,732	477,561	6.0%

Inergex Holdings, LLC	Other Computer Related Services
First Lien Debt (6)		12.88%	SOFR+	7.00%	10/1/2018	10/1/2026	968,814	967,606	968,814	12.1%
First Lien Debt (Revolver) (6) (12)		12.88%	SOFR+	7.00%	10/1/2018	10/1/2026	187,500	187,500	187,500	2.3%
							1,156,314	1,155,106	1,156,314	14.4%
Medrina LLC	All Other Outpatient Care Centers
First Lien Debt		9.66%	SOFR+	6.00%	10/20/23	10/20/2029	726,064	716,069	726,064	9.1%
First Lien Debt		9.63%	SOFR+	6.00%	10/20/23	10/20/2029	121,862	120,787	121,862	1.5%
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.00%	10/20/23	10/20/2029	—	(1,465)	—	—%
							847,926	835,391	847,926	10.6%

Metasource, LLC	All Other Business Support Services
First Lien Debt		10.24% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	679,902	676,194	669,023	8.3%

One GI LLC (16)	Offices of Other Holding Companies
First Lien Debt (6)		10.48% PIK	SOFR+	6.75%	12/13/2021	8/31/2026	874,819	837,813	692,856	8.6%
First Lien Debt (6)		10.48% PIK	SOFR+	6.75%	12/13/2021	8/31/2026	461,125	441,619	365,211	4.6%
First Lien Debt (Revolver) (6)		10.48% PIK	SOFR+	6.75%	12/13/2021	8/31/2026	174,021	166,667	137,824	1.7%
							1,509,965	1,446,099	1,195,891	14.9%

Hancock Park Corporate Income, Inc.

Consolidated Schedule of Investments - Continued (unaudited)

June 30, 2026

Portfolio Company(1) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
RideNow Group, Inc. (F/K/A RumbleOn, Inc.) (11)	Other Industrial Machinery Manufacturing
First Lien Debt (6)		10.68% cash / 1.00% PIK	SOFR+	7.75%	8/31/2021	9/30/2027	599,124	595,021	599,124	7.5%
First Lien Debt (6)		10.68% cash / 1.00% PIK	SOFR+	7.75%	8/31/2021	9/30/2027	180,807	179,588	180,807	2.3%
Warrants (warrants to purchase up to $18,000 in stock) (7)					8/31/2021	8/10/2030 (15)		50,082	25,090	0.3%
							779,931	824,691	805,021	10.1%
RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 units) (7) (13)					1/17/2018			—	334,000	4.2%

SS Acquisition, LLC	Sports and Recreation Instruction
First Lien Debt		9.48%	SOFR+	5.75%	12/20/2024	12/20/2029	1,336,786	1,332,144	1,350,154	16.8%
First Lien Debt (Revolver) (12)		9.48%	SOFR+	5.75%	12/20/2024	12/20/2029	40,000	39,504	40,000	0.5%
							1,376,786	1,371,648	1,390,154	17.3%
Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt		9.74% cash / 1.25% PIK	SOFR+	6.00%	10/14/2021	10/14/2027	1,245,770	1,242,348	757,428	9.5%
First Lien Debt (Revolver) (12)		9.74%	SOFR+	6.00%	10/14/2021	10/14/2027	83,824	83,644	31,941	0.4%
							1,329,594	1,325,992	789,369	9.9%

TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		12.43%	SOFR+	8.50%	5/13/2021	11/2/2028	1,500,000	1,514,788	1,440,000	18.0%

Wellful Inc. (F/K/A KNS Acquisition Corp.)	Electronic Shopping and Mail-Order Houses
First Lien Debt (6)		10.24%	SOFR+	6.25%	07/26/2021	10/19/2030	620,880	620,880	520,297	6.5%

Total Debt and Equity Investments							$21,049,124	$20,946,258	$16,601,324	207.2%

Structured Finance Securities (11)

Apex Credit CLO 2020 Ltd.
Subordinated Notes (2) (14)		5.31%	N/A		11/16/2020	4/20/2035	$3,650,000	$3,018,849	$1,157,892	14.4%

Apex Credit CLO 2021 Ltd.
Subordinated Notes (2) (14) (17)		0.00%	N/A		5/28/2021	7/18/2034	1,480,000	844,861	195,295	2.4%

Apex Credit CLO 2022-1 Ltd.
Subordinated Notes (2) (14)		13.93%	N/A		4/28/2022	10/22/2038	3,013,067	1,815,329	890,715	11.1%

Hancock Park Corporate Income, Inc.

Consolidated Schedule of Investments - Continued (unaudited)

June 30, 2026

Portfolio Company(1) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
CLO other (10) (17)		0.00%	N/A				833	12,694	0.2%

Elevation CLO 2021-14, Ltd.
Subordinated Notes (2) (14)		11.56%	N/A	9/21/2021	1/20/2038	2,894,659	1,649,042	786,287	9.8%

Elevation CLO 2021-15, Ltd.
Subordinated Notes (2) (14) (17)		0.00%	N/A	12/6/2021	1/25/2035	1,250,000	694,214	214,200	2.7%

Total Structured Finance Securities						$12,287,726	$8,023,128	$3,257,083	40.6%

Total Investments						$33,336,850	$28,969,386	$19,858,407	247.8%

Cash Equivalents (8)

First American Treasury Obligations Fund Class Z		3.55%	N/A			$3,754,576	$3,754,576	$3,754,576	46.9%

Total Cash Equivalents						$3,754,576	$3,754,576	$3,754,576	46.9%

Total Investments and Cash Equivalents						$37,091,426	$32,723,962	$23,612,983	294.7%

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
(3)
A majority of the Company’s debt investments bear interest at rates determined by reference to SOFR or Prime, and reset monthly, quarterly, or semi-annually. For all variable-rate investments, the schedule presents the spread over SOFR or Prime and the interest rate as of June 30, 2026. Unless otherwise noted with footnote 6, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
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

Hancock Park Corporate Income, Inc.

Consolidated Schedule of Investments - Continued (unaudited)

June 30, 2026

(6)
The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum PIK interest rate allowed as of June 30, 2026:

Portfolio Company	Investment Type	Maximum PIK Rate Allowed	Range of PIK Option	Range of Cash Option
Inergex Holdings, LLC	First Lien Debt	2.00%	0% to 2.00%	10.88% to 12.88%
Inergex Holdings, LLC	First Lien Debt (Revolver)	2.00%	0% to 2.00%	10.88% to 12.88%
One GI LLC	First Lien Debt	10.48%	0% to 10.48%	0% to 10.48%
One GI LLC	First Lien Debt	10.48%	0% to 10.48%	0% to 10.48%
One GI LLC	First Lien Debt (Revolver)	10.48%	0% to 10.48%	0% to 10.48%
RideNow Group, Inc. (F/K/A RumbleOn, Inc.)	First Lien Debt	1.00%	0% to 1.00%	10.68% to 11.68%
RideNow Group, Inc. (F/K/A RumbleOn, Inc.)	First Lien Debt	1.00%	0% to 1.00%	10.68% to 11.68%
Wellful Inc. (F/K/A KNS Acquisition Corp.)	First Lien Debt	1.75%	0% to 1.75%	8.49% to 10.24%

(7)
Non-income producing. The Company has not recognized income on the security during the prior twelve-month period preceding the period-end date.
(8)
Represents cash equivalents held in a money market fund as of June 30, 2026. The Company also held cash deposits of $183,315 as of June 30, 2026.
(9)
Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.
(10)
Fair value represents discounted cash flows associated with fees earned from CLO equity-related investments.
(11)
Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of June 30, 2026, approximately 83% of the Company's assets were qualifying assets.
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
(16)
Investment was on non-accrual status as of June 30, 2026. See Note 4 for further details.
(17)
As of June 30, 2026, the effective accretable yield was estimated to be 0%, as the aggregate amount of projected distributions, including projected distributions related to liquidation of the underlying portfolio upon the security’s anticipated optional redemption, was less than current amortized cost. Projected distributions are periodically monitored and re-evaluated. All actual distributions are recognized as reductions to amortized cost unless and until the aggregate amount of projected distributions exceeds the security’s then-current amortized cost.

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.

Consolidated Schedule of Investments

December 31, 2025

Portfolio Company(1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
12 Interactive, LLC (D/B/A PerkSpot)	Software Publishers
First Lien Debt		9.42%	SOFR+	5.75%	9/5/2025	9/5/2030	$776,100	$771,574	$776,100	6.8%
First Lien Debt		9.42%	SOFR+	5.75%	9/5/2025	3/5/2027	598,500	595,978	598,500	5.2%
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	5.75%	9/5/2025	9/5/2030	—	(561)	(561)	—%
							1,374,600	1,366,991	1,374,039	12.0%
AIDC IntermediateCo 2, LLC	Computer Systems Design Services
First Lien Debt		8.97%	SOFR+	5.25%	7/22/2022	7/22/2027	485,000	481,228	484,515	4.2%
First Lien Debt		8.97%	SOFR+	5.25%	7/31/2023	7/22/2027	11,344	11,225	11,333	0.1%
							496,344	492,453	495,848	4.3%
Allen Media, LLC	Cable and Other Subscription Programming
First Lien Debt		9.32%	SOFR+	5.50%	9/15/2022	2/10/2027	1,205,228	1,171,094	944,532	8.2%

Associated Springs, LLC	Spring Manufacturing
First Lien Debt		8.59%	SOFR+	4.75%	12/10/2024	4/4/2030	554,741	545,859	553,077	4.8%
First Lien Debt (Delayed Draw) (12)		8.57%	SOFR+	4.75%	12/10/2024	4/4/2030	59,591	57,607	58,300	0.5%
							614,332	603,466	611,377	5.3%
Asurion, LLC (9)	Communication Equipment Repair and Maintenance
Second Lien Debt		9.08%	SOFR+	5.25%	8/20/2024	1/31/2028	1,500,000	1,443,871	1,497,428	13.1%

BayMark Health Services, Inc. (17)	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		14.43%	SOFR+	10.50%	6/10/2021	6/11/2028	1,325,758	1,317,356	66,288	0.6%
Second Lien Debt		14.70%	SOFR+	10.50%	6/10/2021	6/11/2028	357,657	355,369	17,883	0.2%
							1,683,415	1,672,725	84,171	0.8%
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings) (9)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		11.08%	SOFR+	7.25%	2/2/2022	6/8/2029	1,272,109	1,202,299	1,258,058	10.9%

Hancock Park Corporate Income, Inc.

Consolidated Schedule of Investments

December 31, 2025

Portfolio Company(1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt		10.59%	SOFR+	6.50%	2/25/2022	2/25/2027	901,774	898,234	901,774	7.8%
First Lien Debt (Revolver) (12)		10.59%	SOFR+	6.50%	2/25/2022	2/25/2027	22,581	22,221	22,581	0.2%
Common Equity (129 Class A units) (7)					2/25/2022			129,032	76,779	0.7%
Preferred Equity (345 Class A units) 12.0% cash / 2.0% PIK					3/3/2023			34,464	36,265	0.3%
							924,355	1,083,951	1,037,399	9.0%
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt		10.57%	SOFR+	6.75%	11/3/2023	12/30/2027	1,342,819	1,322,465	1,272,992	11.0%
First Lien Debt (Revolver) (12)		10.57%	SOFR+	6.75%	11/3/2023	12/30/2027	47,893	45,983	41,339	0.4%
							1,390,712	1,368,448	1,314,331	11.4%
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 Common shares) (7)					3/27/2020			46,403	2,168	—%

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)					3/8/2018			115,154	270,668	2.3%

Excelin Home Health, LLC (17)	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	10/1/2026	1,674,991	1,591,668	959,770	8.3%

GoTo Group (F/K/A LogMeIn, Inc.) (9)	Data Processing, Hosting, and Related Services
First Lien Debt		8.79%	SOFR+	4.75%	9/28/2022	4/28/2028	604,944	604,943	237,655	2.1%
First Lien Debt		8.79%	SOFR+	4.75%	9/28/2022	4/28/2028	438,063	438,063	390,605	3.4%
							1,043,007	1,043,006	628,260	5.5%
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets) (9)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		10.52%	SOFR+	6.75%	7/20/2022	8/1/2029	1,768,934	1,714,578	1,385,385	12.0%

Hancock Park Corporate Income, Inc.

Consolidated Schedule of Investments

December 31, 2025

Portfolio Company(1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Honor HN Buyer, Inc	Services for the Elderly and Persons with Disabilities
First Lien Debt		9.57%	SOFR+	5.75%	10/15/2021	10/15/2027	826,208	821,344	826,208	7.3%
First Lien Debt		9.57%	SOFR+	5.75%	10/15/2021	10/15/2027	522,524	518,873	522,524	4.5%
First Lien Debt		9.57%	SOFR+	5.75%	4/28/2023	10/15/2027	581,410	578,549	581,410	5.0%
First Lien Debt (Revolver) (12)		11.50%	Prime+	4.75%	10/15/2021	10/15/2027	12,376	11,787	12,376	0.1%
							1,942,518	1,930,553	1,942,518	16.9%
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		10.75%	SOFR+	6.75%	1/27/2022	3/2/2029	670,732	670,732	625,122	5.4%

Inergex Holdings, LLC	Other Computer Related Services
First Lien Debt		10.82%	SOFR+	7.00%	10/1/2018	10/1/2026	974,407	970,823	974,407	8.5%
First Lien Debt (Revolver)		10.82%	SOFR+	7.00%	10/1/2018	10/1/2026	156,250	156,250	156,250	1.4%
							1,130,657	1,127,073	1,130,657	9.9%
Medrina LLC	All Other Outpatient Care Centers
First Lien Debt		9.69%	SOFR+	6.00%	10/20/2023	10/20/2029	729,787	718,235	729,787	6.3%
First Lien Debt		10.22%	SOFR+	6.00%	10/20/2023	10/20/2029	122,479	121,243	122,479	1.1%
First Lien Debt (Revolver) (12)		n/m (5)	SOFR+	6.00%	10/20/2023	10/20/2029	—	(1,684)	—	—%
							852,266	837,794	852,266	7.4%
Metasource, LLC	All Other Business Support Services
First Lien Debt		10.18% Cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	681,689	676,935	661,239	5.7%

One GI LLC	Offices of Other Holding Companies
First Lien Debt		10.57%	SOFR+	6.75%	12/13/2021	12/22/2025 (18)	840,000	840,000	763,560	6.6%
First Lien Debt		10.57%	SOFR+	6.75%	12/13/2021	12/22/2025 (18)	442,758	442,758	402,467	3.5%
First Lien Debt (Revolver)		10.57%	SOFR+	6.75%	12/13/2021	12/22/2025 (18)	166,667	166,667	151,500	1.3%
							1,449,425	1,449,425	1,317,527	11.4%
PSB Group, LLC	Lessors of Nonfinancial Intangible Assets (except Copyrighted Works)
First Lien Debt		10.47%	SOFR+	6.75%	4/17/2025	4/17/2030	875,735	871,978	875,349	7.6%
First Lien Debt (Revolver) (12)		10.47%	SOFR+	6.75%	4/17/2025	4/17/2030	45,098	44,593	45,046	0.4%

Hancock Park Corporate Income, Inc.

Consolidated Schedule of Investments

December 31, 2025

Portfolio Company(1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
							920,833	916,571	920,395	8.0%
RideNow Group, Inc. (F/K/A RumbleOn, Inc.) (11)	Other Industrial Machinery Manufacturing
First Lien Debt (2)		10.85% Cash / 1.00% PIK	SOFR+	7.75%	8/31/2021	9/30/2027	596,121	590,390	574,661	5.0%
First Lien Debt (2)		10.85% Cash / 1.00% PIK	SOFR+	7.75%	8/31/2021	9/30/2027	179,901	178,598	173,425	1.5%
Warrants (warrants to purchase up to $18,000 in common stock) (7)					8/31/2021	8/10/2030 (6)		50,082	17,102	0.1%
							776,022	819,070	765,188	6.6%
RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 Class A units) (7) (13)					1/17/2018			—	258,014	2.2%

SS Acquisition, LLC	Sports and Recreation Instruction
First Lien Debt		9.42%	SOFR+	5.75%	12/20/2024	12/20/2029	1,343,571	1,338,241	1,346,259	11.7%
First Lien Debt (Revolver) (12)		9.42%	SOFR+	5.75%	12/20/2024	12/20/2029	40,000	39,433	40,000	0.3%
							1,383,571	1,377,674	1,386,259	12.0%
Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt		9.82%Cash / 1.25% PIK	SOFR+	6.00%	10/14/2021	10/14/2027	1,237,969	1,232,836	900,003	7.8%
First Lien Debt (Revolver) (12)		9.82%	SOFR+	6.00%	10/14/2021	10/14/2027	48,529	48,229	12,397	0.1%
							1,286,498	1,281,065	912,400	7.9%
TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		12.60%	SOFR+	8.50%	5/13/2021	11/2/2028	1,500,000	1,517,919	1,372,500	11.9%

Wellful Inc. (F/K/A KNS Acquisition Corp.) (2)	Electronic Shopping and Mail-Order Houses
First Lien Debt		8.33% cash / 1.75% PIK	SOFR+	6.25%	7/26/2021	10/19/2030	623,028	623,028	533,935	4.6%

Total Debt and Equity Investments							$28,165,266	$28,143,946	$24,541,454	213.1%

Structured Finance Securities (11)
Apex Credit CLO 2020 Ltd.
Subordinated Notes (14) (15)		9.87%	N/A		11/16/2020	4/20/2035	$3,650,000	$3,022,011	$1,862,079	16.2%

Apex Credit CLO 2021 Ltd.
Subordinated Notes (14) (15)		6.51%	N/A		5/28/2021	7/18/2034	1,480,000	957,838	543,682	4.7%

Apex Credit CLO 2022-1 Ltd.
Subordinated Notes (14) (15)		20.68%	N/A		4/28/2022	10/22/2038	3,013,067	1,730,620	1,399,238	12.1%

Hancock Park Corporate Income, Inc.

Consolidated Schedule of Investments

December 31, 2025

Portfolio Company(1) (8) Investment Type	Industry	Interest Rate(3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets

CLO other (10) (16)		0.00%	N/A				4,023	15,076	0.1%

Elevation CLO 2021-14, Ltd.
Subordinated Notes (14) (15)		11.66%	N/A	9/21/2021	1/20/2038	2,894,659	1,668,762	1,087,586	9.4%

Elevation CLO 2021-15, Ltd.
Subordinated Notes (14) (15) (16)		0.00%	N/A	12/6/2021	1/25/2035	1,250,000	760,172	319,420	2.8%

Total Structured Finance Securities						$12,287,726	$8,143,426	$5,227,081	45.3%

Total Investments						$40,452,992	$36,287,372	$29,768,535	258.4%

Cash Equivalents (19)

First American Treasury Obligations Fund Class Z		3.66%	N/A			$251,256	$251,256	$251,256	2.2%

Total Cash Equivalents						$251,256	$251,256	$251,256	2.2%

Total Investments and Cash Equivalents						$40,704,248	$36,538,628	$30,019,791	260.6%

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

December 31, 2025

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
(18)
These investments became contractually due on December 22, 2025. The lending group has entered into a forbearance agreement extending the maturity date of the investments to August 31, 2026.
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

On July 23, 2026, the Board approved and adopted a plan of sale and dissolution (the “Plan of Sale and Dissolution”) and determined to submit the Plan of Sale and Dissolution to the Company’s stockholders for approval at the Company’s 2026 annual meeting of stockholders. On July 23, 2026, the Board also approved the termination of the Offering and determined that continuation of the Offering was not consistent with the Plan of Sale and Dissolution. From August 30, 2016 through July 23, 2026, the Company offered shares of its common stock to investors through the Offering in reliance on exemptions from the registration requirements of the Securities Act. The Company has not sold any shares of common stock since June 2023. See “Note 10—Subsequent Events—Approval of Plan of Sale and Dissolution” for additional information.

As of June 30, 2026, the Company’s objective was to provide stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments, primarily in middle-market companies located principally in the United States. In addition, the Company made investments in Structured Finance Securities. In connection with the approval of the Plan of Sale and Dissolution, the Board approved a change in the Company’s investment objective. The Company’s new investment objective is to maximize value for stockholders through the orderly management, monetization and disposition of its existing investment portfolio, repayment of liabilities and preservation of assets pending distribution to stockholders. See “Note 10—Subsequent Events—Change in Investment Objective” for additional information.

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

Consistent with the Plan of Sale and Dissolution, the Company may make investments through HPCI-MB, a wholly owned and consolidated subsidiary taxed under subchapter C of the Code that generally holds the Company’s equity investments in portfolio companies that are taxed as pass-through entities. Under normal market conditions, the Company will invest at least 80% of its assets (net assets plus the amount of any borrowings for investment purposes) in “corporate income-related investments.” “Corporate income-related investments” are defined as loans, bonds and securities, such as subordinated debt and stock, where the counterparty is a corporate entity and the investment is expected to provide the Company with income over time. The Company intends for “corporate income related investments” to consist of investments in: (i) floating and fixed rate senior secured loans, which are comprised of first lien, second lien and unitranche loans of United States middle-market companies; (ii) broadly syndicated senior secured corporate loans; (iii) unsecured loans; (iv) collateralized loan obligation debt, subordinated debt, income notes and loan accumulation facility positions; (v) opportunistic credit investments, including stressed and distressed credit situations and long/short credit investments; and (vi) warrants and other equity securities of United States middle-market companies.

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

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

The Company had the following cash and cash equivalents as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Cash	$183,315	$242,578
Cash equivalents	3,754,576	251,256
Total cash and cash equivalents	$3,937,891	$493,834

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

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and will equal 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis through the end of each calendar year, computed net of all realized capital losses, income taxes from realized capital gains and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the Capital Gains Fee. Since inception through June 30, 2026, the Company has not made a Capital Gains Fee payment.

The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gains Fee relating to net unrealized appreciation is deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gains Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). As of June 30, 2026 and December 31, 2025, there were no accrued Capital Gains Fees.

If the Plan of Sale and Dissolution is approved by the stockholders, the Investment Advisory Agreement is expected to be terminated in connection with the dissolution and liquidation of the Company. Effective as of July 1, 2026, OFS Advisor has agreed to reduce its annual base management fee rate from 1.25% to 0.75% and has agreed to waive any Income Incentive Fee or Capital Gains Fee until the liquidation or dissolution of the Company. OFS Advisor is not entitled to recoup the amount of the reduced or waived fees. See “Note 10—Subsequent Events” for additional information.

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

Dealer Manager Agreement: In connection with the Company’s Plan of Sale and Dissolution, the Dealer Manager Agreement automatically terminated upon termination of the Offering by the Board on July 23, 2026. From August 3, 2020 through July 23, 2026, CCO served as the dealer manager in the Offering. Pursuant to the Dealer Manager Agreement, CCO provided certain sales, promotional and marketing services to the Company in connection with the Offering. The Company paid CCO an aggregate dealer manager fee of an amount up to 3.0% of the gross proceeds from sales of the Offering. See “Note 10—Subsequent Events” for additional information.

Administration Agreement: OFS Services furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to the Administration Agreement. The Board most recently approved the continuation of the Administration Agreement on April 2, 2026. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to,

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services. Amounts charged under the Administration Agreement exclude Contractual Issuer Expenses. If the Plan of Sale and Dissolution is approved by the stockholders, the Administration Agreement is expected to be terminated in connection with the dissolution and liquidation of the Company.

Equity Ownership: As of June 30, 2026, affiliates of OFS Advisor held 74,084 shares of common stock, which is approximately 5.0% of the Company’s outstanding shares of common stock.

Expenses recognized under agreements with OFS Advisor and OFS Services and distributions paid to affiliates for the three and six months ended June 30, 2026 and 2025 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Base management fees	$70,434	$111,323	$156,224	$226,847
Incentive fees(1)	—	72,492	—	113,143
Administrative fees	167,975	175,468	286,800	345,890
Distributions paid to affiliates	2,223	13,335	5,934	26,670

(1)
During the three and six months ended June 30, 2025, incentive fees were comprised of Income Incentive Fees.

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

Expense limitation provided under the Investment Advisory Agreement for the three and six months ended June 30, 2026 and 2025, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net offering costs and Contractual Issuer Expenses limitations	$6,496	$10,222	$13,259	$17,616

The Company is conditionally liable for offering costs and Contractual Issuer Expenses that OFS Advisor and affiliates have incurred on its behalf throughout the Offering. The Investment Advisory Agreement entitles OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid have been recovered.

As of June 30, 2026 and December 31, 2025, the Company is conditionally obligated under the Investment Advisory Agreement to reimburse OFS Advisor for expense support as follows:

	June 30, 2026	December 31, 2025
Unreimbursed offering costs and Contractual Issuer Expenses(1)	$364,690	$520,063

(1)
On July 23, 2026, the Board approved the termination of the Offering. In connection with the termination of the Offering, the Company is no longer conditionally liable for offering costs and Contractual Issuer Expenses of $364,690 that OFS Advisor and affiliates incurred on its behalf throughout the Offering.

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 4. Investments

As of June 30, 2026, the Company had loans to 18 portfolio companies, of which 77% were first lien loans and 23% were second lien loans, at fair value, respectively. The Company also had equity investments in five portfolio companies and investments in five Structured Finance Securities.

As of June 30, 2026, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$13,908,851	48.0%	173.6%	$12,100,948	60.9%	151.0%
Second lien debt investments	6,662,272	23.0%	83.1%	3,665,909	18.5%	45.7%
Preferred equity investments	34,464	0.1%	0.4%	36,830	0.2%	0.5%
Common equity and warrant investments	340,671	1.2%	4.3%	797,637	4.0%	10.0%
Total debt and equity investments	20,946,258	72.3%	261.4%	16,601,324	83.6%	207.2%
Structured Finance Securities	8,023,128	27.7%	100.1%	3,257,083	16.4%	40.6%
Total investments	$28,969,386	100.0%	361.5%	$19,858,407	100.0%	247.8%

(1)
Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $10,201,640 and $8,885,636, respectively. Unitranche loans generally provide leverage levels comparable to a combination of first lien and second lien or subordinated loans. Investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal and interest.

As of June 30, 2026, all of the Company’s debt and equity investments were domiciled in the United States, while its Structured Finance Securities were domiciled in the Cayman Islands. These CLO investments generally hold underlying portfolios of debt investments of companies domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company.

The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$2,190,982	7.6%	27.3%	$2,109,023	10.7%	26.3%
Education Services	1,371,648	4.7%	17.1%	1,390,154	7.0%	17.3%
Finance and Insurance	1,412,508	4.9%	17.6%	1,354,603	6.8%	16.9%
Health Care and Social Assistance	5,169,307	17.8%	64.5%	2,344,364	11.8%	29.3%
Information	1,295,201	4.5%	16.2%	1,564,751	7.9%	19.5%
Management of Companies and Enterprises	1,446,099	5.0%	18.0%	1,195,891	6.0%	14.9%
Manufacturing	3,363,042	11.6%	42.0%	2,866,499	14.4%	35.8%
Professional, Scientific, and Technical Services	1,646,256	5.7%	20.5%	1,647,138	8.3%	20.6%
Public Administration	46,403	0.2%	0.6%	1,177	—%	—%
Retail Trade	2,334,080	8.0%	29.2%	1,650,163	8.3%	20.6%
Wholesale Trade	670,732	2.3%	8.4%	477,561	2.4%	6.0%
Total debt and equity investments	20,946,258	72.3%	261.4%	16,601,324	83.6%	207.2%
Structured Finance Securities	8,023,128	27.7%	100.1%	3,257,083	16.4%	40.6%
Total investments	$28,969,386	100.0%	361.5%	$19,858,407	100.0%	247.8%

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

The industry compositions of the Company’s portfolio were as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$2,194,854	6.1%	19.1%	$2,033,739	6.8%	17.7%
Education Services	1,377,674	3.8%	12.0%	1,386,259	4.7%	12.0%
Finance and Insurance	1,368,448	3.8%	11.9%	1,314,331	4.4%	11.4%
Health Care and Social Assistance	7,116,691	19.6%	61.7%	4,876,124	16.4%	42.3%
Information	3,696,245	10.2%	32.1%	3,475,513	11.7%	30.2%
Management of Companies and Enterprises	1,449,425	4.0%	12.6%	1,317,527	4.4%	11.4%
Manufacturing	3,905,900	10.8%	33.8%	3,547,023	11.9%	30.9%
Other Services (except Public Administration)	1,443,871	4.0%	12.5%	1,497,428	5.0%	13.0%
Professional, Scientific, and Technical Services	1,619,526	4.5%	14.1%	1,626,505	5.5%	14.1%
Public Administration	46,403	0.1%	0.4%	2,168	—%	—%
Retail Trade	2,337,606	6.4%	20.3%	1,919,320	6.4%	16.7%
Real Estate and Rental and Leasing	916,571	2.5%	8.0%	920,395	3.1%	8.0%
Wholesale Trade	670,732	1.8%	5.8%	625,122	2.1%	5.4%
Total debt and equity investments	28,143,946	77.6%	244.3%	24,541,454	82.4%	213.1%
Structured Finance Securities	8,143,426	22.4%	70.7%	5,227,081	17.6%	45.3%
Total investments	$36,287,372	100.0%	315.0%	$29,768,535	100.0%	258.4%

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

For the three months ended June 30, 2026, loans to a portfolio company with an aggregate amortized cost and fair value of $1,446,099 and $1,195,891, respectively, were placed on non-accrual status. The aggregate amortized cost and fair value of loans on non-accrual status as of June 30, 2026 was $4,710,492 and $1,672,130, respectively. As of December 31, 2025, the Company had loans on non-accrual status with an aggregate amortized cost and fair value of $3,264,393 and $1,043,941, respectively.

Portfolio Concentration: The following table presents the Company’s borrowers based on fair value that comprise greater than 10% of the Company’s total net assets as of June 30, 2026.

					Percentage of Total
Portfolio Company	Investment Type	Industry	Amortized Cost	Fair Value	Fair Value	Net Assets
TruGreen Limited Partnership	Second Lien Debt	Administrative and Support and Waste Management and Remediation Services	$1,514,788	$1,440,000	7.3%	18.0%
SS Acquisition, LLC(2)	First Lien Debt	Education Services	1,371,648	1,390,154	7.0%	17.3%
Clevertech Bidco, LLC(2)	First Lien Debt	Finance and Insurance	1,412,508	1,354,603	6.8%	16.9%
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Second Lien Debt	Manufacturing	1,212,359	1,272,109	6.4%	15.9%
One GI LLC	First Lien Debt	Management of Companies and Enterprises	1,446,099	1,195,891	6.0%	14.9%
Apex Credit CLO 2020 Ltd.(1)	Subordinated Note	Structured Finance Securities	3,018,849	1,157,892	5.8%	14.4%
Inergex Holdings, LLC	First Lien Debt	Professional, Scientific, and Technical Services	1,155,106	1,156,314	5.8%	14.4%
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets)	First Lien Debt	Retail Trade	1,713,200	1,129,866	5.7%	14.1%
Boca Home Care Holdings, Inc.(2)	First Lien Debt, Common and Preferred Equity	Health Care and Social Assistance	1,069,523	1,020,199	5.1%	12.8%
Apex Credit CLO 2022-1 Ltd.(1)	Subordinated Note	Structured Finance Securities	1,815,329	890,715	4.5%	11.1%
Allen Media, LLC	First Lien Debt	Information	1,180,047	866,751	4.4%	10.8%
Medrina LLC(2)	First Lien Debt	Health Care and Social Assistance	835,391	847,926	4.3%	10.6%
RideNow Group, Inc. (F/K/A RumbleOn, Inc.)	First Lien Debt and Warrants	Manufacturing	824,691	805,021	4.1%	10.1%
Total			$18,569,538	$14,527,441	73.2%	181.3%

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

(1)
As of June 30, 2026, approximately 11% and 28% of the Company’s total portfolio at fair value and its net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
(2)
As of June 30, 2026, the Company had aggregate outstanding commitments of $348,461 to fund the portfolio companies’ undrawn revolver facilities.

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 debt investments for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Transfers from Level 2 to Level 3	$—	$—	$1,272,109	$—
Transfers from Level 3 to Level 2	—	1,802,781	—	1,802,781

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

The following tables present the Company’s investment portfolio measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, respectively:

Security	Level 1	Level 2	Level 3	Fair Value as of June 30, 2026
Debt investments	$—	$1,129,866	$14,636,991	$15,766,857
Equity investments	—	—	834,467	834,467
Structured Finance Securities	—	—	3,257,083	3,257,083
	$—	$1,129,866	$18,728,541	$19,858,407

Security	Level 1	Level 2	Level 3	Fair Value as of December 31, 2025
Debt investments	$—	$4,769,131	$19,111,327	$23,880,458
Equity investments	—	—	660,996	660,996
Structured Finance Securities	—	—	5,227,081	5,227,081
	$—	$4,769,131	$24,999,404	$29,768,535

The following tables provide the primary quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of June 30, 2026 and December 31, 2025. The Company may make changes to the valuation techniques, among techniques otherwise commonly utilized in accordance with its valuation policies, and/or the weighting of techniques used for particular investments based on changes in facts-and-circumstances and depending on the availability of, or changes in, information in order to produce the best estimate of fair value as of the measurement date. In addition to the techniques and unobservable inputs noted in the tables below and in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets. The tables are not intended to be all-inclusive and only present the most significant unobservable input(s) relevant to the valuation designee’s determination of fair value.

	Fair Value as of June 30, 2026	Valuation techniques	Unobservable input	Range (Weighted average)(1)
Debt investments:
First Lien	$6,815,737	Discounted cash flow	Discount rates	9.45% - 42.50% (16.19%)
	2,765,191	Market approach	EBITDA multiples	7.00x - 9.23x (7.77x)
	1,390,154	Market approach	Transaction Price
Second Lien	3,189,670	Discounted cash flow	Discount rates	11.72% - 28.97% (16.26%)
	9,587	Market approach	EBITDA multiples	6.25x - 6.25x (6.25x)
	466,652	Market approach	Revenue multiples	0.93x - 0.93x (0.93x)

Structured Finance Securities(2):
Subordinated notes and other CLO equity related investments	3,257,083	Discounted cash flow	Discount rates	9.94% - 65.00% (42.67%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	36,830	Market approach	EBITDA multiples	7.25x - 7.25x (7.25x)
Common equity and warrants	797,637	Market approach	EBITDA multiples	6.00x - 13.75x (9.47x)
	$18,728,541

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

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present changes in the investments measured at fair value using Level 3 inputs for the six months ended June 30, 2026 and 2025, respectively:

	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2025	$16,069,764	$3,041,563	$36,265	$624,731	$5,227,081	$24,999,404
Net realized gain on investments	13,802	—	—	—	—	13,802
Net unrealized appreciation (depreciation) on investments	(382,384)	(644,632)	565	172,906	(1,849,700)	(2,703,245)
Amortization of Net Loan Fees	46,214	(3,131)	—	—	—	43,083
Capitalized PIK interest	13,487	—	—	—	—	13,487
Accretion of interest income on Structured Finance Securities	—	—	—	—	329,530	329,530
Purchase of portfolio investments	163,640	—	—	—	—	163,640
Proceeds from principal payments on portfolio investments	(110,618)	—	—	—	—	(110,618)
Sale or redemption of portfolio investments	(4,839,460)	—	—	—	—	(4,839,460)
Proceeds from distributions received from portfolio investments	—	—	—	—	(449,828)	(449,828)
Amendment fees received	(3,363)	—	—	—	—	(3,363)
Transfers from Level 2 to Level 3	—	1,272,109	—	—	—	1,272,109
Level 3 assets, June 30, 2026	$10,971,082	$3,665,909	$36,830	$797,637	$3,257,083	$18,728,541

	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2024	$14,629,341	$9,250,862	$35,763	$532,683	$6,714,898	$31,163,547
Net realized loss on investments	(3,817)	—	—	—	—	(3,817)
Net unrealized appreciation (depreciation) on investments	(219,443)	(411,619)	317	(78,090)	(70,761)	(779,596)
Amortization of Net Loan Fees	47,085	27,355	—	—	22,423	96,863
Capitalized PIK interest	18,288	129,680	—	—	—	147,968
Accretion of interest income on Structured Finance Securities	—	—	—	—	465,548	465,548
Purchase of portfolio investments	1,286,400	—	—	—	377,737	1,664,137
Proceeds from principal payments on portfolio investments	(446,604)	—	—	—	(1,000,000)	(1,446,604)
Sale or redemption of portfolio investments	(402,784)	—	—	—	—	(402,784)
Proceeds from distributions received from portfolio investments	—	—	—	—	(714,819)	(714,819)
Amendment fees received	(5,993)	—	—	—	—	(5,993)
Transfers from Level 3 to Level 2	—	(1,802,781)	—	—	—	(1,802,781)
Level 3 assets, June 30, 2025	$14,902,473	$7,193,497	$36,080	$454,593	$5,795,026	$28,381,669

The net unrealized depreciation reported in the Company’s consolidated statements of operations for the six months ended June 30, 2026 and 2025, attributable to the Company’s Level 3 assets still held at those respective period ends, was as follows:

	Six Months Ended June 30,
	2026	2025
Debt investments	$(992,212)	$(646,472)
Equity investments	173,471	(77,773)
Structured Finance Securities	(1,849,700)	(48,371)
Net unrealized depreciation on investments held	$(2,668,441)	$(772,616)

Other Financial Assets and Liabilities

GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such values. The Company believes that the carrying amounts of its other financial instruments, such as cash, cash equivalents, receivables and payables, approximate the fair value of such items due to the short maturity of such financial instruments. The Banc of California Credit

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

Facility, which was terminated on June 29, 2026, was a variable rate instrument and fair value approximated book value as of December 31, 2025.

The following tables present the fair value measurements of the Company’s debt and the level within the fair value hierarchy of the significant unobservable inputs used to determine such fair values as of June 30, 2026 and December 31, 2025:

	June 30, 2026
Description	Level 1	Level 2	Level 3(1)	Total
Unsecured Note	$—	$—	$14,869,178	$14,869,178
Total debt, at fair value	$—	$—	$14,869,178	$14,869,178

	December 31, 2025
Description	Level 1	Level 2	Level 3(1)	Total
Banc of California Credit Facility	$—	$—	$2,650,000	$2,650,000
Unsecured Note	—	—	14,811,558	14,811,558
Total debt, at fair value	$—	$—	$17,461,558	$17,461,558

(1)
For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

The following table sets forth the carrying values and fair values of the Company’s debt as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Banc of California Credit Facility(2)	$—	$—	$2,650,000	$2,650,000
Unsecured Note	14,969,714	14,869,178	14,933,370	14,811,558
Total debt	$14,969,714	$14,869,178	$17,583,370	$17,461,558

(1)
Carrying value of the Unsecured Note is calculated as the outstanding principal amount less unamortized deferred debt issuance costs.
(2)
On June 29, 2026, the Company terminated the Banc of California Credit Facility.

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

Note 6. Commitments and Contingencies

The following table presents the Company’s outstanding commitments to fund investments to portfolio companies as of June 30, 2026:

Portfolio Company	Investment Type	Commitment
Boca Home Care Holdings, Inc.	First Lien Debt (Revolver)	$106,452
Clevertech Bidco, LLC	First Lien Debt (Revolver)	32,769
Medrina LLC	First Lien Debt (Revolver)	106,383
SS Acquisition, LLC	First Lien Debt (Revolver)	102,857
Tolemar Acquisition, Inc.	First Lien Debt (Revolver)	48,529
		$396,990

In accordance with ASC 820, the Company considers undrawn amounts in the determination of fair value on its revolving lines of credit and delayed draw term loans. As of June 30, 2026, the Company had cash and cash equivalents of $3,937,891 to fund these outstanding commitments to portfolio companies.

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
		$1,127,528

Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2026.

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

Note 7. Borrowings

Banc of California Credit Facility: On September 12, 2018, the Company entered into the Banc of California Credit Facility. The Banc of California Credit Facility, as amended, bore interest at a variable rate of the Prime Rate plus a 0.25% margin, with a 5.00% floor, and included an annual commitment fee of 0.50%.

On June 29, 2026, the Company terminated the Business Loan Agreement with Banc of California, which provided the Company with the Banc of California Credit Facility, that provided for borrowings to the Company in an aggregate principal amount up to $7,500,000. In connection with the termination of the facility, the Company recognized a loss on extinguishment of debt of $25,822 related to the acceleration and write-off of deferred financing costs.

For the three and six months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Banc of California Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stated interest expense	$321	$99,483	$31,921	$189,081
Amortization of debt issuance costs	10,001	20,236	21,173	40,460
Total interest and debt financing costs	$10,322	$119,719	$53,094	$229,541
Cash paid for interest expense	$1,566	$100,140	$32,642	$192,720
Effective interest rate(1)	n/m	9.46%	11.60%	9.46%
Average outstanding balance	$18,132	$5,078,187	$923,204	$4,894,834

(1) Not meaningful due to a minimal average outstanding balance relative to the size of the total commitment and the amount of commitment fees incurred during the period.

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

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

On July 22, 2026, the Company entered into an amendment (the “NPA Amendment”) to the Note Purchase Agreement. The NPA Amendment modified certain provisions of the Note Purchase Agreement in connection with the Company’s Plan of Sale and Dissolution. The NPA Amendment, among other things, restricts the Company from repurchasing shares of its common stock and increasing its current monthly distribution rate above $0.01 per common share until the Unsecured Note is fully repaid and terminated. See “Note 10—Subsequent Events—Amendment to Note Purchase Agreement” for additional information.

On July 28, 2026, the Company caused a notice to be issued to the holder of the Unsecured Note regarding the exercise of its option to partially redeem $4,000,000 of the outstanding Unsecured Note on August 10, 2026.

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

The Note Purchase Agreement, as amended, contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants, such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act and a minimum asset coverage ratio. The Note Purchase Agreement, as amended, also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, certain judgments and orders and certain events of bankruptcy.

On each of June 30, 2026 and December 31, 2025, the Company’s Unsecured Note had an aggregate outstanding principal of $15,000,000.

For the three and six months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Note were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stated interest expense	$206,250	$206,250	$412,500	$412,500
Amortization of debt issuance costs	18,172	18,172	36,344	36,344
Total interest and debt financing costs	$224,422	$224,422	$448,844	$448,844
Cash paid for interest expense	$206,250	$206,250	$412,500	$412,500
Effective interest rate	5.98%	5.98%	5.98%	5.98%
Average outstanding balance	$15,000,000	$15,000,000	$15,000,000	$15,000,000

For the three and six months ended June 30, 2026 and 2025, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Average dollar borrowings	$15,018,132	$20,078,187	$15,923,204	$19,894,834
Weighted average effective interest rate	6.27%	6.87%	6.36%	6.88%

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Per Share Operating Performance:
Net asset value per share at beginning of period	$6.63	$9.83	$7.65	$10.21
Net investment income (loss)(1)	(0.09)	0.18	0.02	0.36
Net realized loss, net of taxes(1)	(0.36)	(0.02)	(0.35)	(0.02)
Net unrealized depreciation on investments, net of deferred taxes(1)	(0.69)	(0.17)	(1.77)	(0.55)
Loss on extinguishment of debt(1)	(0.02)	—	(0.02)	—
Total net loss from operations(1)	(1.16)	(0.01)	(2.12)	(0.21)
Distributions(2)	(0.03)	(0.18)	(0.08)	(0.36)
Repurchase of common stock(1)(3)	(0.01)	—	(0.02)	—
Net asset value per share at end of period	$5.43	$9.64	$5.43	$9.64
Total return based on net asset value(4)(5)	(17.6)%	(0.1)%	(28.1)%	(2.1)%
Shares outstanding at end of period	1,474,525	1,576,962	1,474,525	1,576,962
Weighted average shares outstanding	1,489,857	1,617,709	1,497,856	1,639,571
Ratio/Supplemental Data
Average net asset value(6)	$8,946,139	$15,560,375	$9,803,764	$16,037,251
Net asset value at end of period	$8,013,694	$15,195,242	$8,013,694	$15,195,242
Net investment income (loss)	$(127,159)	$289,968	$24,738	$588,584
Ratio of net operating expenses to average net assets(7)	36.2%	24.8%	31.5%	23.6%
Ratio of net operating expenses and loss on extinguishment of debt to average net assets(9)	36.5%	24.8%	31.7%	23.6%
Ratio of net investment income (loss) to average net assets(7)	(5.7)%	7.5%	0.5%	7.3%
Ratio of loss on extinguishment of debt to average net assets(5)	0.3%	0.0%	0.3%	0.0%
Portfolio turnover(8)	0.3%	2.9%	0.7%	4.7%

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
(9)
Calculated as total expenses (annualized) plus the loss on extinguishment of debt, divided by average net assets.

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 9. Capital Transactions

Common Stock Transactions

During the three and six months ended June 30, 2026 and 2025, the Company did not sell or issue any shares of common stock in the Offering. On July 23, 2026, the Offering was terminated; the Company did not sell or issue any shares of common stock in the Offering between June 30, 2026 and the termination of the Offering on July 23, 2026.

Repurchases of Shares

During the three months ended March 31, 2026 and June 30, 2026, the Board approved offers to purchase 1.0% of the weighted average number of outstanding shares of the Company’s common stock for the respective trailing 12-month periods.

During the three months ended March 31, 2025 and June 30, 2025, the Board approved offers to purchase 2.5% of the weighted average number of outstanding shares of the Company’s common stock for the respective trailing 12-month periods.

The following table summarizes the common stock repurchases by the Company for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Repurchase of common stock	15,677	$98,298	43,116	$425,120	31,776	$213,723	87,161	$873,501

All repurchased shares were retired upon acquisition.

The NPA Amendment precludes the Company from repurchasing shares of its common stock prior to the full repayment and termination of the Unsecured Note.

Distributions

The following table reflects the cash distributions per share that the Company declared on its common stock during the six months ended June 30, 2026 and 2025. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Per Share Amount	Cash Distribution
Six Months Ended June 30, 2026
January 28, 2026	January 28, 2026	April 15, 2026	$0.0167	$25,156
February 25, 2026	February 25, 2026	April 15, 2026	0.0167	25,155
March 27, 2026	March 27, 2026	April 15, 2026	0.0167	25,155
April 28, 2026	April 28, 2026	July 15, 2026	0.0100	14,902
May 27, 2026	May 27, 2026	July 15, 2026	0.0100	14,902
June 26, 2026	June 26, 2026	July 15, 2026	0.0100	14,902
Total			$0.0801	$120,172

Six Months Ended June 30, 2025
January 29, 2025	January 29, 2025	April 15, 2025	$0.0600	$99,846
February 26, 2025	February 26, 2025	April 15, 2025	0.0600	99,846
March 27, 2025	March 27, 2025	April 15, 2025	0.0600	97,206
April 26, 2025	April 28, 2025	July 15, 2025	0.0600	97,205
May 28, 2025	May 28, 2025	July 15, 2025	0.0600	97,205
June 26, 2025	June 26, 2025	July 15, 2025	0.0600	94,617
Total			$0.3600	$585,925

Distributions in excess of the Company’s current and accumulated ICTI will be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions will be treated as a capital gain. The Company currently estimates that a portion of its distributions for the year ending December 31, 2026 will be characterized as a tax return of capital. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its estimated ICTI for the full year and distributions paid for the full year. Each year, a statement on Form 1099-DIV identifying the tax character of distributions is mailed to the Company’s stockholders.

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

The NPA Amendment precludes the Company from increasing its current monthly distribution rate above $0.01 per common share until the Unsecured Note is fully repaid and terminated.

Note 10. Subsequent Events

Amendment to Note Purchase Agreement

On July 22, 2026, the Company entered into the NPA Amendment to the Note Purchase Agreement. The NPA Amendment modified certain provisions of the Note Purchase Agreement in connection with the Company’s Plan of Sale and Dissolution, including provisions relating to: (i) financial reporting; (ii) change of control; (iii) corporate existence; (iv) BDC and regulated investment company status; (v) investment policies; (vi) restricted payments; (vii) line of business; (viii) asset coverage; and (ix) events of default. The Amendment also permits the Company to prepare its financial statements on a liquidation basis of accounting following deregistration of the Company’s common stock under the Exchange Act.

Approval of Plan of Sale and Dissolution

On July 23, 2026, the Board approved and adopted the Plan of Sale and Dissolution and determined to submit the Plan of Sale and Dissolution to the Company’s stockholders for approval at the Company’s 2026 annual meeting of stockholders. If approved by the Company’s stockholders, the Plan of Sale and Dissolution authorizes the Company to sell, convey, transfer or otherwise dispose of all or substantially all of the Company’s assets, in one or more transactions, in accordance with Section 3-105 of the Maryland General Corporation Law (the “MGCL”) and to wind down its business and affairs and dissolve in accordance with Section 3-403 and related provisions of the MGCL. The Plan of Sale and Dissolution contemplates the satisfaction of the Company’s outstanding liabilities and obligations, including the Unsecured Note, the making of one or more liquidating distributions to stockholders and the ultimate dissolution of the Company. The Plan of Sale and Dissolution also authorizes the Company to establish one or more liquidating trusts if determined by the Board to be advisable in connection with the orderly completion of the liquidation process.

ASC Topic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting (“ASC-205-30”), provides a scope exception for investment companies regulated under the 1940 Act. Accordingly, while the Company is regulated under the 1940 Act, as a BDC or otherwise, it will not be subject to the general provisions of ASC 205-30 and will continue to prepare its consolidated financial statements in accordance with ASC Topic 946, Financial Services—Investment Companies. However, despite this scope exception, SEC guidance may require the Company to record liquidation expenses when it is probable that a liability has been incurred and the amount can be reasonably estimated, which may require the recognition of expenses sooner than it would have historically.

Termination of Offering

On July 23, 2026, the Board approved the termination of the Offering. The Board determined that continuation of the Offering was not consistent with the Plan of Sale and Dissolution.

Termination of Dealer Manager Agreement

Pursuant to Section 11.1 of the Dealer Manager Agreement, the Dealer Manager Agreement automatically terminated upon termination of the Offering. The Company did not incur any material early termination penalties in connection with the termination of the Dealer Manager Agreement.

Change in Investment Objective

In connection with the approval of the Plan of Sale and Dissolution, the Board approved a change in the Company’s investment objective. The Company’s new investment objective is to maximize value for stockholders through the orderly management, monetization and disposition of its existing investment portfolio, repayment of liabilities and preservation of assets pending distribution to stockholders. The Company does not expect to make additional portfolio investments during the wind down process, other than as may be required to fulfill existing commitments.

Waiver of Advisory Fees

If the Plan of Sale and Dissolution is approved by the stockholders, the Investment Advisory Agreement is expected to be terminated in connection with the dissolution and liquidation of the Company. Effective as of July 1, 2026, OFS Advisor has agreed to reduce its annual base management fee rate from 1.25% to 0.75% and has agreed to waive any Income Incentive Fee or Capital Gains Fee until the liquidation or dissolution of the Company. OFS Advisor is not entitled to recoup the amount of the reduced or waived fees.

Partial Redemption of the Unsecured Note

On July 28, 2026, the Company caused a notice to be issued to the holder of the Unsecured Note regarding the exercise of its option to partially redeem $4,000,000 of the outstanding Unsecured Note on August 10, 2026.

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

Declaration of Distribution

On July 29, 2026, the Board declared a distribution of $0.01 per common share, which will be paid on October 15, 2026 to stockholders of record on July 29, 2026.

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

On July 23, 2026, our Board approved, subject to stockholder approval, the Plan of Sale and Dissolution. See “—Portfolio Composition and Investment Activity”, “—Results of Operations” and “—Liquidity and Capital Resources” for additional information.

Overview

Key performance metrics per common share are presented below:

	June 30, 2026	March 31, 2026
Net asset value	$5.43	$6.63

	Three Months Ended		Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Net investment income (loss)	$(0.09)	$0.10	$0.02	$0.36
Net decrease in net assets resulting from operations	(1.16)	(0.96)	(2.12)	(0.21)
Distributions declared	0.03	0.05	0.08	0.36

Our NAV per common share decreased from $6.63 at March 31, 2026 to $5.43 at June 30, 2026, primarily due to a net loss on investments of $1.05 per common share, a net investment loss of $0.09 per common share and aggregate distributions declared of $0.03 per common share.

For the three months ended June 30, 2026, net investment income (loss) decreased $279,056 compared to the prior quarter, primarily due to a smaller average investment portfolio, at cost, the reversal of previously accrued interest income on debt investments to one portfolio company placed on non-accrual status during the quarter and the accrual of professional fees related to the evaluation and drafting of the Plan of Sale and Dissolution . See “—Results of Operations” for additional information.

For the three months ended June 30, 2026, we recognized a net loss on investments of $1,568,905 due to net unrealized depreciation of $1,032,800, net of taxes, and a net realized loss of $536,105. For the three months ended June 30, 2026, our net unrealized depreciation of $1,032,800, net of taxes, was primarily attributable to net unrealized depreciation of $1,091,816 on our Structured Finance Securities.

As of June 30, 2026, we had non-accrual loans with an aggregate fair value of $1,672,130, or 8.4% of our total investments at fair value. See “—Portfolio Composition and Investment Activity” for additional information.

Our total outstanding debt decreased from $16,650,000 at March 31, 2026 to $15,000,000 at June 30, 2026. During the three months ended June 30, 2026, we repaid $1,650,000 on our Banc of California Credit Facility, and on June 29, 2026, we terminated the Banc of California Credit Facility that provided for borrowings to us in an aggregate principal amount up to $7,500,000. For the three months ended June 30, 2026, our weighted-average debt interest costs decreased to 6.3%, compared to 6.4% during the prior quarter, primarily due to a decrease in the outstanding balance on our higher cost Banc of California Credit Facility. As of June 30, 2026, 100% of our total outstanding debt was fixed rate and contractually matures November 27, 2026. See “—Liquidity and Capital Resources” for additional information.

As of June 30, 2026, the aggregate amount outstanding of the senior securities issued by us was $15,000,000, for which our asset coverage was 153%, exceeding our minimum asset coverage requirement of 150% under the 1940 Act. As of June 30, 2026, we had cash and cash equivalents of $3,937,891 to fund $396,990 of unfunded commitments related to undrawn revolvers and other portfolio investments. We continue to believe that we have sufficient levels of liquidity to meet our commitments to existing portfolio companies. See “—Liquidity and Capital Resources” for additional information.

On July 29, 2026, the Board declared a distribution of $0.01 per common share, which will be paid on October 15, 2026 to stockholders of record on July 29, 2026.

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
•
The Dealer Manager Agreement with CCO, an affiliate of OFS Advisor, to provide sales, promotional and marketing services to us in connection with the Offering, which was terminated on July 23, 2026. See “Item 1. Financial Statements––Notes to Consolidated Financial Statements— Note 3.”
•
The Administration Agreement with OFS Services, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3.”
•
Expense Limitation Agreement: During the Offering that was conducted from August 30, 2016 through July 23, 2026, OFS Advisor limited our incurred organization and offering costs and Contractual Issuer Expenses under the Investment Advisory Agreement. In connection with the termination of the Offering on July 23, 2026, we are no longer conditionally liable for organization and offering costs and Contractual Issuer Expenses of $364,690 that OFS Advisor and affiliates incurred on our behalf throughout the Offering. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3.

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

The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments as of June 30, 2026:

		Range of Fair Value(1)
Investment Type	Fair Value as of June 30, 2026	Low-end	High-end
Debt investments:
First lien	$12,100,948	$11,832,834	$12,411,967
Second lien	3,665,909	3,131,256	4,258,406

Structured Finance Securities:
Subordinated notes and other CLO equity related investments	3,257,083	2,980,814	3,533,352

Equity investments:
Preferred equity	36,830	36,830	36,830
Common equity and warrants	797,637	715,054	875,866
	$19,858,407	$18,696,788	$21,116,421

(1)
A majority of our investments are classified as Level 3 under ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and assumptions about how market participants would price the asset in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment and estimation.

Portfolio Composition and Investment Activity

Portfolio Composition

The following table summarizes the composition of our investment portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt investments(1)	$13,908,851	$12,100,948	$19,669,597	$18,083,409
Second lien debt investments	6,662,272	3,665,909	8,099,214	5,797,049
Preferred equity investments	34,464	36,830	34,464	36,265
Common equity and warrant investments	340,671	797,637	340,671	624,731
Total Portfolio Company Investments	20,946,258	16,601,324	28,143,946	24,541,454
Structured Finance Securities	8,023,128	3,257,083	8,143,426	5,227,081
Total Investments	$28,969,386	$19,858,407	$36,287,372	$29,768,535
Total number of Portfolio Companies and Structured Finance Securities	26	26	32	32

(1)
As of June 30, 2026 and December 31, 2025, first lien debt investments include unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $10,201,640 and $8,885,636, respectively, and $14,373,479 and $13,551,279, respectively. Unitranche loans generally provide leverage levels comparable to a combination of first lien and second lien or subordinated loans. Investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal and interest.

As of June 30, 2026, 100% and 79% of our loan portfolio and total portfolio, respectively, consisted of first lien and second lien debt investments, respectively, based on fair value.

As of June 30, 2026, the three largest industries of our Portfolio Company Investments by fair value, were: (1) Manufacturing of 17.3%; (2) Health Care and Social Assistance of 14.1%; and (3) Administrative and Support and Waste Management and Remediation

Services of 12.7%, totaling an aggregate of approximately 44.1% of our debt and equity investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1. Financial Statements—Note 4.”

The following table presents our ten largest investments by issuer based on fair value as of June 30, 2026:

Issuer Name	Investment Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value	% of Net Assets, at Fair Value
TruGreen Limited Partnership	Debt	$1,514,788	$1,440,000	7.3%	18.0%
SS Acquisition, LLC	Debt	1,371,648	1,390,154	7.0%	17.3%
Clevertech Bidco, LLC	Debt	1,412,508	1,354,603	6.8%	16.9%
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Debt	1,212,359	1,272,109	6.4%	15.9%
One GI LLC	Debt	1,446,099	1,195,891	6.0%	14.9%
Apex Credit CLO 2020 Ltd.	Structured Finance Security(1)	3,018,849	1,157,892	5.8%	14.4%
Inergex Holdings, LLC	Debt	1,155,106	1,156,314	5.8%	14.4%
Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets)	Debt	1,713,200	1,129,866	5.7%	14.1%
Boca Home Care Holdings, Inc.	Debt and Equity	1,069,523	1,020,199	5.1%	12.8%
Apex Credit CLO 2022-1 Ltd.	Structured Finance Security(1)	1,815,329	890,715	4.5%	11.1%
Total		$15,729,409	$12,007,743	60.4%	149.8%

(1)
As of June 30, 2026, approximately 11.3% and 27.9% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.

A deterioration in the operating performance of these portfolio investments, or other factors underlying the valuation of these investments, could have a material impact on our NAV.

If the Plan of Sale and Dissolution is approved by stockholders, we expect our portfolio concentration risk to increase during the wind-down process. As portfolio investments are realized, the remaining investment portfolio is expected to consist of a smaller number of investments, causing individual portfolio companies and industry exposures to represent a larger percentage of our total investments and net assets. As a result, changes in the operating performance, credit quality or valuation of any individual portfolio company may have a more significant effect on our NAV, liquidity and operating results than in prior periods.

Structured Finance Securities

The following table summarizes the composition of our Structured Finance Securities as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes and other CLO equity related investments	$8,023,128	$3,257,083	$8,143,426	$5,227,081
Total Structured Finance Securities	$8,023,128	$3,257,083	$8,143,426	$5,227,081
Number of Structured Finance Security Issuers	5	5	5	5

Non-performing Structured Finance Securities are securities that have not been optionally redeemed and have an effective yield of 0.0%, as remaining residual distributions are anticipated to be recognized as a return of capital. As of June 30, 2026 and December 31, 2025, the aggregate amortized cost and fair value of non-performing Structured Finance Securities were $1,539,908 and $422,189, respectively, and $764,195 and $334,496, respectively.

Portfolio Yields

The following table presents weighted-average yield metrics for our investment portfolio for the three months ended June 30, 2026 and March 31, 2026:

	For the Three Months Ended
	June 30, 2026	March 31, 2026
Weighted-average performing income yield(1):
Debt investments	11.4%	12.3%
Structured Finance Securities	8.7%	9.8%
Interest-bearing investments	10.6%	11.7%

Weighted-average realized yield(2):
Interest-bearing investments	8.8%	10.3%

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

For the three months ended June 30, 2026, the weighted average performing income yield on interest-bearing investments decreased to 10.6% from 11.7% during the prior quarter. This decrease in the performing income yield was primarily due to the impact of one new non-accrual investment during the quarter and a decrease in the effective yields of our Structured Finance Securities.

Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels. As of June 30, 2026, 97% of our total loan portfolio, at fair value, consisted of variable rate investments, generally indexed to SOFR. See additional information under “Item 3. Quantitative and Qualitative Disclosures About Market Risk”.

Investment Activity

The following is a summary of our investment activity for the three months ended June 30, 2026 and March 31, 2026, and comparison of the six months ended June 30, 2026 and June 30, 2025:

	For the Three Months Ended		For the Six months ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025

Investments in debt and equity securities	$71,842	$91,798	$163,640	$1,286,400
Investments in Structured Finance Securities	—	—	—	377,737
Total investment purchases and originations	$71,842	$91,798	$163,640	$1,664,137

Proceeds from principal payments on portfolio investments	$77,995	$1,545,958	$1,623,953	$1,464,128
Proceeds from sale or redemption of portfolio investments	3,392,018	1,942,519	5,334,537	1,451,477
Proceeds from distributions received from portfolio investments	191,178	258,650	449,828	714,819
Total proceeds from principal payments and distributions received from portfolio investments	$3,661,191	$3,747,127	$7,408,318	$3,630,424

If the Plan of Sale and Dissolution is approved by stockholders, our future investment activity will significantly change due to our objective to maximize value for stockholders through the orderly management, monetization and disposition of our existing investment portfolio. We do not expect to make additional portfolio investments other than as may be required to fulfill existing commitments and will focus primarily on maximizing the value of our existing investment portfolio. As a result, the size of our investment portfolio is expected to decline as investments are repaid, sold, restructured, or otherwise realized, and we do not expect such assets to be replaced with new investments.

We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2025. The following table shows the classification of our debt securities, excluding Structured Finance Securities, by credit risk rating as of June 30, 2026 and December 31, 2025:

Debt Investments
	June 30, 2026			December 31, 2025
Risk Category	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value
1 (Low Risk)	$—	$—	—%	$—	$—	—%
2 (Below Average Risk)	—	—	—%	—	—	—%
3 (Average)	14,124,497	12,965,475	82.2%	19,709,290	19,156,151	80.2%
4 (Special Mention)	6,446,626	2,801,382	17.8%	8,059,521	4,724,307	19.8%
5 (Substandard)	—	—	—%	—	—	—%
6 (Doubtful)	—	—	—%	—	—	—%
7 (Loss)	—	—	—%	—	—	—%
	$20,571,123	$15,766,857	100.0%	$27,768,811	$23,880,458	100.0%

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

As of June 30, 2026

The following table shows the classification of our debt investments on non-accrual status:

	June 30, 2026
	Amortized Cost	Fair Value
First lien debt	$1,446,099	$1,195,891
Second lien debt	3,264,393	476,239
Total	$4,710,492	$1,672,130

For the three months ended June 30, 2026, our first lien debt investments in One GI LLC with an aggregate amortized cost and fair value of $1,446,099 and $1,195,891, respectively, were placed on non-accrual status.

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

If the Plan of Sale and Dissolution is approved by stockholders, it will authorize us to sell, convey, transfer or otherwise dispose of all or substantially all of our assets, in one or more transactions. Based on the Plan of Sale and Dissolution and our new investment objective, we expect to operate in a wind down posture and to undertake, over time, the orderly management, monetization and disposition of our investment portfolio, the satisfaction of our outstanding liabilities and obligations, the making of one or more liquidating distributions to stockholders and the filing of articles of dissolution with the State Department of Assessments and Taxation of Maryland. The timing and manner of these actions will depend on market conditions, portfolio considerations and other factors deemed relevant by us and the Board.

We expect our operations and financial results to change materially over time as we liquidate and monetize our investment portfolio. As the investment portfolio is realized and decreases in size, we expect recurring interest income to decrease over time as income-producing assets are monetized and cash balances are utilized for repaying the Unsecured Note, operating expenses and distributions to stockholders. We also expect total assets and net assets to decline as proceeds are used to repay the Unsecured Note and fund liquidating distributions. Our future operating results and liquidity will become heavily dependent on the timing and value of investment portfolio realizations rather than ongoing investment activity and operations.

Accordingly, we do not believe that our historical operating performance is necessarily indicative of our future results of operations.

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

Comparison of the three months ended June 30, 2026 and March 31, 2026, and comparison of the six months ended June 30, 2026 and 2025

	Three Months Ended		Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Interest income	$672,882	$874,830	$1,547,712	$2,312,523
PIK interest income	6,734	6,753	13,487	147,968
Dividend income	1,099	1,070	2,169	2,149
Fee income	1,650	1,960	3,610	17,735
Total investment income	682,365	884,613	1,566,978	2,480,375
Total operating expenses	816,020	739,479	1,555,499	1,909,407
Net expense (limitation)	(6,496)	(6,763)	(13,259)	(17,616)
Net investment income (loss)	(127,159)	151,897	24,738	588,584
Net loss on investments	(1,568,905)	(1,601,435)	(3,170,340)	(924,920)
Loss on extinguishment of debt	(25,822)	—	(25,822)	—
Net decrease in net assets resulting from operations	$(1,721,886)	$(1,449,538)	$(3,171,424)	$(336,336)

Investment Income

For the three months ended June 30, 2026 and March 31, 2026

For the three months ended June 30, 2026, interest income decreased $201,948 compared to the prior quarter, primarily due to a smaller average debt investment portfolio, at cost, the placement of loans to a portfolio company on non-accrual status and a decrease in the effective yields on our Structured Finance Securities.

For the six months ended June 30, 2026 and 2025

Total investment income for the six months ended June 30, 2026 decreased $913,397 compared to the corresponding period in the prior year, primarily due to a smaller average investment portfolio, at cost, and an increase in non-accrual debt investments.

For the six months ended June 30, 2026, PIK interest income decreased $134,481 compared to the corresponding period in the prior year, primarily due to the placement of a second lien debt investment with an all-PIK interest rate of 18.00% on non-accrual status during the fourth quarter of 2025.

Operating Expenses

Total operating expenses for the three months ended June 30, 2026 and March 31, 2026, and six months ended June 30, 2026 and 2025 are presented below:

	Three Months Ended		Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Expenses subject to limitation under the Investment Advisory Agreement:
Contractual Issuer Expenses	$4,852	$4,730	$9,582	$14,382
Amortization of deferred offering costs	1,644	2,033	3,677	3,234
Total expenses subject to limitation under the Investment Advisory Agreement	6,496	6,763	13,259	17,616

Other operating expenses:
Interest expense	234,744	267,194	501,938	678,385
Base management fees	70,434	85,790	156,224	226,847
Incentive fees	—	—	—	113,143
Administrative fees	167,975	118,825	286,800	345,890
Professional fees	259,257	181,229	440,486	350,614
Transfer agent expenses	34,420	40,723	75,143	83,586
Other expenses	42,694	38,955	81,649	93,326
Total other operating expenses	809,524	732,716	1,542,240	1,891,791
Total operating expenses	$816,020	$739,479	$1,555,499	$1,909,407

Expenses Limited under the Investment Advisory Agreement

During the six months ended June 30, 2026 and June 30, 2025, OFS Advisor incurred offering expenses on our behalf of $0 and $8,243, respectively.

During the three months ended June 30, 2026 and March 31, 2026, and the six months ended June 30, 2026 and 2025, Contractual Issuer Expenses and amortization of deferred offering costs remained stable.

As of June 30, 2026, we were conditionally obligated to pay OFS Advisor up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid by OFS Advisor and their affiliates have been recovered. During the six months ended June 30, 2026 and 2025, we did not reimburse OFS Advisor for any offering costs and Contractual Issuer Expenses because there were no sales of common stock under the Offering. As of June 30, 2026, reimbursable offering costs and Contractual Issuer Expenses totaled $364,690 in the aggregate.

On July 23, 2026, the Board approved the termination of the Offering. In connection with the termination of the Offering, we are no longer conditionally liable for offering costs and Contractual Issuer Expenses of $364,690 that OFS Advisor and affiliates incurred on our behalf throughout the Offering. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3 and Note 10” for additional information.

Other Operating Expenses

For the three months ended June 30, 2026 and March 31, 2026

For the three months ended June 30, 2026, total other operating expenses increased $76,808 compared to the prior quarter, primarily due to an increase in professional fees and administrative fees related to evaluation and drafting of the Plan of Sale and Dissolution.

For the six months ended June 30, 2026 and 2025

For the six months ended June 30, 2026, total other operating expenses decreased $349,551 compared to the corresponding period in the prior year, primarily due to an aggregate decrease of $242,856 in expenses payable to OFS Advisor and affiliates (base management fees, incentive fees and administrative fees) and a decrease of $176,447 in interest expense related to the reduction in our average outstanding debt balance on our Banc of California Credit Facility.

Net realized and unrealized gain (loss) on investments

Net loss on investments for the three months ended June 30, 2026 and March 31, 2026

For the three months ended June 30, 2026, we recognized a net loss on investments of $1,568,905 due to net unrealized depreciation of $1,032,800, net of taxes, and a net realized loss of $536,105. For the three months ended June 30, 2026, our net unrealized depreciation of $1,032,800, net of taxes, was primarily attributable to net unrealized depreciation of $1,091,816 on our Structured Finance Securities.

For the three months ended March 31, 2026, we recognized a net loss on investments of $1,601,435, primarily attributable to net unrealized depreciation of $613,608 on our non-accrual debt investments and $757,883 on our Structured Finance Securities.

Net loss on investments for the six months ended June 30, 2026 and 2025

For the six months ended June 30, 2026, net loss on investments of $3,170,340 was primarily due to net unrealized depreciation, net of taxes, of $2,640,406. The net unrealized depreciation, net of taxes, was primarily comprised of net unrealized depreciation of $1,849,700 on our Structured Finance Securities and net unrealized depreciation of $742,444 on our debt and equity investments.

For the six months ended June 30, 2025, net loss on investments of $924,920 was due to net unrealized depreciation of $889,245, net of taxes, and a net realized loss of $35,675. The net unrealized depreciation was primarily comprised of net unrealized depreciation of $763,216 on our debt investments and $77,773 on our equity investments.

Loss on extinguishment of debt

During the three months ended June 30, 2026, we terminated the Banc of California Credit Facility, and, as a result, we recognized a loss on extinguishment of debt of $25,822 related to the acceleration and write-off of deferred financing costs.

Liquidity and Capital Resources

As of June 30, 2026, we held cash and cash equivalents of $3,937,891.

On June 29, 2026, we terminated the Banc of California Credit Facility, which provided for borrowings to us in an aggregate principal amount up to $7,500,000. Following the termination of the facility, we no longer have access to a revolving source of liquidity. Our primary sources of liquidity will consist of cash on hand, cash generated from investment portfolio repayments and sales, and recurring interest income from our investment portfolio.

As of June 30, 2026, we had unfunded commitments of $396,990 to fund various undrawn revolvers and other portfolio investments. We continue to believe that we have sufficient levels of liquidity to meet our commitments to existing portfolio companies.

At June 30, 2026, the aggregate amount outstanding of the senior securities issued by us was $15,000,000, for which our asset coverage was 153%, exceeding our minimum asset coverage requirement of 150% under the 1940 Act. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Sources and Uses of Cash

We expect to generate cash primarily from (i) investment portfolio repayments and sales and (ii) interest income from portfolio investments. Our primary use of cash will be for: (i) fulfilling existing commitments to current portfolio companies; (ii) the cost of operations (including paying OFS Advisor and OFS Services); (iii) debt service of the Unsecured Note; and (iv) cash distributions to the stockholders. These principal sources and uses of cash and liquidity are presented below:

	Six Months Ended June 30,
	2026	2025
Cash from net investment income (loss)(1)	$(44,103)	$293,173
Net repayments of portfolio investments(1)	6,782,738	1,745,207
Net cash provided by operating activities	6,738,635	2,038,380

Distributions paid to common stockholders(2)	(275,674)	(437,683)
Net repayments under revolving line of credit	(2,650,000)	(1,250,000)
Repurchases of common stock	(368,904)	(742,712)
Net cash used in financing activities	(3,294,578)	(2,430,395)
Net change in cash and cash equivalents	$3,444,057	$(392,015)

(1)
Cash from net investment income (loss) includes all other cash flows from operating activities reported in our statements of cash flows. Net purchases and originations/repayments and sales of portfolio investments includes the purchase and origination of portfolio investments, proceeds from principal payments on portfolio investments, proceeds from sale or redemption of portfolio investments, changes in receivables for investments sold, payable from investments purchased as reported in our statements of cash flows, as well as the excess of proceeds from distributions received from Structured Finance Securities over accretion of interest income on Structured Finance Securities.
(2)
The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year.

Our operating activities provided $6,738,635 and $2,038,380 in cash for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 and June 30, 2025, the principal source of operating liquidity was the sale and repayment of portfolio investments. Net cash provided by operating activities benefited from the positive cash flow impact of expense limitation under the Investment Advisory Agreement of $13,259 and $17,616 for the six months ended June 30, 2026 and 2025, respectively, which reduced the net amount paid to OFS Advisor. Expense support and limitation under the Investment Advisory Agreement is cancelable at any time.

Net purchases and origination of portfolio investments relates to the investment activity of our portfolio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Composition and Investment Activity.”

During the six months ended June 30, 2026 and 2025, we paid $368,904 and $742,712, respectively, in connection with our tender offers to repurchase shares of our common stock. Subsequent to June 30, 2026, we paid $98,298 in connection with our second quarter 2026 tender offer to repurchase shares of our common stock.

During the six months ended June 30, 2026, we paid $275,674 in dividends to common stockholders and, subsequent to June 30, 2026, we paid $44,706 in dividends to our common stockholders.

Borrowings

Banc of California Credit Facility. The Banc of California Credit Facility was available for general corporate purposes, including investment funding, and was scheduled to mature on February 28, 2028. The Banc of California Credit Facility bore interest at a variable Prime Rate plus a 0.25% margin, with a 5.00% floor, and included an annual commitment fee equal to 0.50% of the maximum principal amount of the facility.

On June 29, 2026, we terminated the Banc of California Credit Facility that provided for borrowings to us in an aggregate principal amount up to $7,500,000. In connection with the termination of the facility, we recognized a loss on extinguishment of debt of $25,822 related to the acceleration of deferred financing costs.

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

On July 22, 2026, we entered into the NPA Amendment to the Note Purchase Agreement. The NPA Amendment modified certain provisions of the Note Purchase Agreement in connection with the Company’s Plan of Sale and Dissolution. See “—Recent Developments—Amendment to Note Purchase Agreement” for additional information.

On July 28, 2026, the Company caused a notice to be issued to the holder of the Unsecured Note regarding the exercise of its option to partially redeem $4,000,000 of the outstanding Unsecured Note on August 10, 2026.

As of June 30, 2026, we were in compliance in all material respects with the applicable covenants under the Note Purchase Agreement.

As of June 30, 2026, the Unsecured Note had the following terms and balances:

	Principal	Unamortized Deferred Debt Issuance Costs	Stated Interest Rate	Effective Interest Rate(1)	Maturity
Unsecured Note	$15,000,000	$30,286	5.50%	5.98%	11/27/2026

(1)
The effective interest rate on the Unsecured Note includes deferred debt issuance cost amortization.

Other Liquidity Matters

We intend to distribute to our stockholders substantially all of our taxable income as return of capital in connection with the Plan of Sale and Dissolution and in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we do not expect to have the ability to fund new investments or make additional investments in our portfolio companies. The illiquidity of certain of our portfolio investments, in particular, equity investments, may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their current fair value and incur significant realized losses on our invested capital.

BDCs are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities. Our required asset coverage ratio of 150% limits the amount that we may borrow. As of June 30, 2026, the aggregate amount outstanding of the senior securities issued by us was $15,000,000, for which our asset coverage was 153%, exceeding our minimum asset coverage requirement of 150% under the 1940 Act. The asset coverage ratio for a class of senior securities representing indebtedness is calculated by aggregating our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

In addition, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have made, and may continue to make, opportunistic investments in Structured Finance Securities and other non-qualifying assets, consistent with our investment strategy. Investments in Structured Finance Securities are generally made in non-U.S. entities and are not operating companies and, therefore, are generally deemed to be non-qualifying. As of June 30, 2026, approximately 83% of our investments were qualifying assets.

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

Contractual Obligations

We, with approval of our Board, entered into the Investment Advisory Agreement, the Dealer Manager Agreement and the Administration Agreement. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 1 and Note 3.”

As of June 30, 2026, we had $3,937,891 of cash and cash equivalents to meet our short-term contractual obligations, such as $396,990 in outstanding commitments to fund investments under various undrawn revolvers and other portfolio company credit facilities.

Our Unsecured Note is scheduled to mature in November 2026 and had an outstanding principal balance of $15,000,000 as of June 30, 2026. We will need to generate significant cash flows from the disposal of portfolio investments in order to repay the outstanding principal balance on the Unsecured Note on or prior to the maturity date. Given our current financial position, we have determined it is in our best interest to repay the Unsecured Note, rather than attempting to refinance it. The outstanding principal of the Unsecured Note could be repaid by using cash and cash equivalents of $3,937,891 and selling portfolio investments that had a fair value of $19,858,407 as of June 30, 2026. There are no assurances we will be able to sell portfolio investments upon terms acceptable to us and in sufficient amounts in the future in order to repay the Unsecured Note.

All of our investments, carried at fair value, are classified as either Level 2 or Level 3 under ASC 820, with 94% of our investments classified as illiquid Level 3 investments as of June 30, 2026. In accordance with our investment strategy, we typically do not hold equity securities or other instruments that are actively traded on an exchange (Level 1). If we were required to liquidate portfolio investments in a forced or liquidation sale, we could realize significantly less than their current fair value and incur significant realized losses on our invested capital.

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

Off-Balance Sheet Arrangements

Amounts Conditionally Reimbursable to OFS Advisor. OFS Advisor and affiliates have incurred offering costs and Contractual Issuer Expenses, of which $364,690 and $520,063 were unreimbursed as of June 30, 2026 and December 31, 2025, respectively.

On July 23, 2026 the Board approved the termination of the Offering. In connection with the termination of the Offering, we are no longer conditionally liable for offering costs and Contractual Issuer Expenses of $364,690 that OFS Advisor and affiliates incurred on our behalf throughout the Offering. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3.”

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

Our Board maintains a variable dividend policy with the objective of declaring distributions in an amount not less than 90% of our annual taxable income for a particular year. In addition, during the year, we may pay a special dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year. We may choose to retain a portion of our taxable income in any year and pay the 4% U.S. federal excise tax on the retained amounts. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to our stockholders. Following stockholder approval of the Plan of Sale and Dissolution, the sale of our assets and payment of, or provision for, all liabilities, we expect to cease paying regular distributions and begin issuing one or more liquidating distributions to stockholders.

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

Share Repurchases

Since November 2018, the Board has approved quarterly tender offers to purchase shares of our outstanding common stock. For the period from November 2019 through December 31, 2025, we conducted quarterly tender offers to purchase, in each case, 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period. Commencing with the tender offer in March 2026, the Board approved offers to purchase approximately 4.0% of the weighted average number of outstanding shares of our common stock in any 12-month period, subject to a 1.0% limit in each quarter. The offer to repurchase shares allowed our stockholders to sell their shares back to us at a price equal to the most recently determined NAV per share of our common stock immediately prior to the date of repurchase.

The NPA Amendment precludes us from repurchasing shares of our common stock prior to the full repayment and termination of the Unsecured Note. The Board may determine to conduct one or more tender offers prior to our dissolution and may take other actions it deems appropriate in connection with the deregistration of our common stock under the Exchange Act. Any future decision to repurchase shares will be evaluated by our Board based on a variety of factors, including available liquidity and leverage considerations.

During the three months ended March 31, 2026 and June 30, 2026, the Board approved offers to purchase approximately 1.0% of the weighted average number of outstanding shares of our common stock. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 9” for details on share repurchases.

Recent Developments

Amendment to Note Purchase Agreement

On July 22, 2026, we entered into the NPA Amendment to the Note Purchase Agreement. The NPA Amendment modified certain provisions of the Note Purchase Agreement in connection with our Plan of Sale and Dissolution, including provisions relating to: (i) financial reporting; (ii) change of control; (iii) corporate existence; (iv) BDC and regulated investment company status; (v) investment policies; (vi) restricted payments; (vii) line of business; (viii) asset coverage; and (ix) events of default. The Amendment also permits us to prepare our financial statements on a liquidation basis of accounting following deregistration of our common stock under the Exchange Act.

Approval of Plan of Sale and Dissolution

On July 23, 2026, the Board approved and adopted the Plan of Sale and Dissolution and determined to submit the Plan of Sale and Dissolution to our stockholders for approval at our 2026 annual meeting of stockholders. If approved by our stockholders, the Plan of Sale and Dissolution authorizes us to sell, convey, transfer or otherwise dispose of all or substantially all of our assets, in one or more transactions, in accordance with Section 3-105 of the MGCL and to wind down our business and affairs and dissolve in accordance with Section 3-403 and related provisions of the MGCL. The Plan of Sale and Dissolution contemplates the satisfaction of our outstanding liabilities and obligations, the making of one or more liquidating distributions to stockholders and the ultimate dissolution of the Company. The Plan of Sale and Dissolution also authorizes us to establish one or more liquidating trusts if determined by the Board to be advisable in connection with the orderly completion of the liquidation process.

Change in Investment Objective

In connection with the approval of the Plan of Sale and Dissolution, the Board approved a change in our investment objective. Our new investment objective is to maximize value for stockholders through the orderly management, monetization and disposition of our existing investment portfolio, repayment of liabilities and preservation of assets pending distribution to stockholders. We do not expect to make additional portfolio investments during the wind down process, other than as may be required to fulfill existing commitments.

Termination of Dealer Manager Agreement

In connection with our Plan of Sale and Dissolution, the Dealer Manager Agreement automatically terminated upon termination of the Offering by the Board on July 23, 2026. From August 3, 2020 through July 23, 2026, CCO served as the dealer manager in the Offering. Pursuant to the Dealer Manager Agreement, CCO provided certain sales, promotional and marketing services to us in connection with the Offering. We paid CCO an aggregate dealer manager fee of an amount up to 3.0% of the gross proceeds from sales of the Offering.

Waiver of Advisory Fees

If the Plan of Sale and Dissolution is approved by the stockholders, the Investment Advisory Agreement is expected to be terminated in connection with the dissolution and liquidation of the Company. Effective as of July 1, 2026, OFS Advisor has agreed to reduce its annual base management fee rate from 1.25% to 0.75% and has agreed to waive any Income Incentive Fee or Capital Gains Fee until the liquidation or dissolution of the Company. OFS Advisor is not entitled to recoup the amount of the reduced or waived fees.

Partial Redemption of the Unsecured Note

On July 28, 2026, we caused a notice to be issued to the holder of the Unsecured Note regarding the exercise of our option to partially redeem $4,000,000 of the outstanding Unsecured Note on August 10, 2026.

Declaration of Distribution

On July 29, 2026, the Board declared a distribution of $0.01 per common share, which will be paid on October 15, 2026 to stockholders of record on July 29, 2026.

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

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of most portfolio investments without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate significantly from period-to-period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the six months ended June 30, 2026 for more information relating to our investment valuation.

Interest Rate Risk

As of June 30, 2026, 97% of our total debt investments at fair value bore interest at floating interest rates and contained interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. The aggregate 175 basis point reductions in the U.S. Federal Reserve target federal funds rate enacted from September 2024 through December 2025 have resulted in our variable rate debt investments generating less interest income. Changes in interest rates, including potential additional interest rate reductions approved by the U.S. Federal Reserve, may impact our results of operations, cost of funding and the valuation of our investments. Additional reductions in interest rates would reduce our interest income, which could in turn decrease our net investment income if such decreases in base interest rates are not offset by other factors, such as increases in the spread over such base interest rates or decreases in our operating expenses.

As of June 30, 2026, our outstanding Unsecured Note comprised 100% of our outstanding debt. Our Unsecured Note bears interest at a fixed rate, which may result in net interest margin compression in a period of falling interest rates.

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates as of June 30, 2026. As of June 30, 2026, 1-month and 3-month SOFR were 3.65% and 3.73%, respectively. Assuming that the interim, unaudited Statement of Assets and Liabilities as of June 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase	Interest income	Interest expense	Net change
25	$46,123	$—	$46,123
50	88,270	—	88,270
75	130,416	—	130,416
100	172,563	—	172,563
125	214,709	—	214,709

Basis point decrease	Interest income	Interest expense	Net change
25	$(38,169)	$—	$(38,169)
50	(80,316)	—	(80,316)
75	(122,333)	—	(122,333)
100	(162,503)	—	(162,503)
125	(202,672)	—	(202,672)

Although we believe that the foregoing analysis is indicative of our net interest margin sensitivity to interest rate changes as of June 30, 2026, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, that could affect net increase (decrease) in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the table above.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We, OFS Advisor and OFS Services, are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us as of June 30, 2026. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

We cannot assure you of the actual amount you will receive in liquidating distributions or when you will receive them.

Our estimated range of liquidating distributions of approximately $3.50 to $4.30 per share is based on assumptions and judgments as of June 30, 2026 and does not reflect the actual amount that our stockholders will receive. The actual amount distributed will depend on the proceeds realized from the disposition of our portfolio investments, the amount of our liabilities and the costs of the wind down process, each of which may differ materially from current expectations. This estimate is based on assumptions regarding portfolio liquidation values and wind down costs and is subject to uncertainty. As a result, both the amount and timing of any liquidating distributions may differ materially from this estimate.

The actual amount distributed may also be affected by fees and expenses incurred in connection with the wind down, including ongoing administrative and operational expenses, costs associated with managing and disposing of our portfolio, legal fees, taxes, and liabilities, including those related to pending or future litigation. Adverse changes in interest rates, credit market conditions, portfolio company performance or broader economic conditions occurring after the date of our estimate may reduce the value of our investments and the proceeds we are able to realize. The amount we receive upon disposition of our assets may be reduced by, among other things:

•
the timing and potentially forced nature of asset sales in such a liquidation, which may differ materially from fair value or NAV, and may result in sales occurring at inopportune pricing;
•
deterioration in the credit quality or financial condition of our portfolio companies or underlying obligors;
•
changes in interest rates or credit spreads that may make it difficult to dispose of our debt investments at or above fair value;
•
increases in defaults or non-accrual loans among our portfolio companies;
•
reduced availability of financing for potential acquirers of our portfolio investments; and
•
broader economic downturns that reduce demand for the types of assets comprising our portfolio.

If material changes occur after the date of our estimate, we may be required to update or supplement the disclosure provided to stockholders. Actual distributions may fall outside the estimated range, and stockholders should not place undue reliance on the estimate. As a result, actual liquidating distributions may differ materially from our estimate in both amount and timing.

The illiquidity of our portfolio investments may adversely affect the amount and timing of liquidating distributions.

A substantial portion of our portfolio consists of private, illiquid debt and equity investments in middle-market companies, as well as CLO equity and debt securities, for which there is generally no established secondary market. The absence of an active market for these investments means that realizations depend on negotiated transactions with third parties, which may take longer to execute and may involve pricing concessions or other terms less favorable than those assumed in our estimates and relative to fair value.

If we liquidate all or a portion of our portfolio on an accelerated basis in connection with the Plan of Sale and Dissolution, we may realize less than the values at which we have recorded these investments. We may be unable to find buyers on acceptable terms, or at all. We may also incur costs and liabilities in connection with dispositions, including representations and warranties, transaction fees and expenses, and contingent liabilities. Any of these factors could delay or reduce the liquidating distributions available to stockholders.

If our Plan of Sale and Dissolution costs or unpaid liabilities are greater than we expect, our liquidating distributions may be delayed or reduced.

Before making final liquidating distributions, we will be required to repay all outstanding indebtedness, satisfy all known liabilities, and make provision for contingent or unknown liabilities. We will continue to incur general operating expenses during the wind down process, including management fees, administrative fees, professional fees, regulatory compliance costs and expenses associated with monitoring and disposing of our portfolio.

Our board of directors may also determine to establish reserves for contingent liabilities, including potential litigation and indemnification obligations. To the extent that these costs, liabilities or reserves exceed current estimates, the amount available for distribution to stockholders will be reduced. In addition, if the wind down process takes longer than anticipated, the aggregate amount of expenses incurred will increase, which would further reduce liquidating distributions.

Insufficient cash flows may impair our ability to service our debt obligations, including under our $15.0 million unsecured note.

Any default under the agreements governing our indebtedness, including under our $15.0 million unsecured note, that is not waived could make us unable to pay principal, premium, if any, and interest on our other debt obligations. If we do not generate sufficient cash flow from operations and portfolio realizations, we may be unable to meet required payments or comply with covenants under these agreements. If we were to default on any payment or other obligations under our unsecured note, we are subject to acceleration on-demand clauses, which could require us to sell assets at inopportune times and amounts.

As we wind down our portfolio and cease new investment activity, our net investment income will decline. At the same time, we will remain obligated to service outstanding debt. Our ability to generate sufficient cash flows will depend on the pace and proceeds of portfolio realizations and broader economic and market conditions, which are outside of our control. There can be no assurance that the wind down will generate sufficient cash flows to meet these obligations.

Our board of directors will have the authority to cause us to sell or otherwise dispose of all of our remaining assets under terms that may be less favorable than those assumed for the purpose of estimating our estimated range of liquidating distributions.

If the Plan of Sale and Dissolution is approved by stockholders, our board of directors will have broad discretion to determine the timing, method and terms of the disposition of our portfolio investments. Stockholders will not have the opportunity to vote on individual dispositions.

In exercising this authority, the board of directors may determine that it is appropriate to dispose of assets at prices below previously recorded fair values in order to complete the wind down in an orderly manner or to address liquidity needs or obligations. As a result, actual realizations may differ from the assumptions underlying our estimated range of liquidating distributions.

Our board of directors may, under certain circumstances, modify or terminate the Plan of Sale and Dissolution without stockholder approval, which may impact the timing and amount of liquidating distributions.

Notwithstanding stockholder approval, our board of directors may determine that it is in the best interests of stockholders to modify or terminate the Plan of Sale and Dissolution, until the filing of the Notice of Dissolution with the State of Maryland.

Any such action may delay distributions, reduce the amount ultimately distributed, or result in the pursuit of an alternative transaction. There can be no assurance that any alternative would provide equal or greater value than the Plan of Sale and Dissolution.

OFS Advisor’s interests in the Plan of Sale and Dissolution may not be fully aligned with the interests of our stockholders.

OFS Advisor’s base management fee is based on the value of our total assets and will continue during the wind down process. As a result, OFS Advisor may have an incentive to maintain a larger asset base for a longer period, which may not align with stockholder preferences for the timing of distributions.

The board of directors oversees these potential conflicts, but OFS Advisor will continue to play a central role in managing the wind down process, including the timing and terms of portfolio dispositions.

Our basis of accounting may change during the wind down process.

Accounting Standards Codification Topic 205-30, Presentation of Financial Statements – Liquidation Basis of Accounting, provides a scope exception for investment companies regulated under the 1940 Act. Accordingly, while we are regulated under the 1940 Act, as a BDC or otherwise, we will not be subject to the general provisions of Accounting Standards Codification Topic 205-30 and will continue to prepare our consolidated financial statements in accordance with Accounting Standards Codification Topic 946, Financial Services – Investment Companies. However, despite this scope exception, SEC guidance may require us to record liquidation expenses when it is probable that liability has been incurred and the amount can be reasonably estimated, which may require the recognition of expenses sooner than we would have historically.

During the wind down process, if we no longer meet the scope exception under Accounting Standards Codification Topic 205-30, including if we are no longer regulated as an investment company under the 1940 Act, we may be required to adopt the liquidation basis of accounting. Under this approach, assets are recorded at estimated realizable value and liabilities are recorded at estimated settlement amounts, including an estimation for expected wind down costs.

There is a risk that the adoption of the liquidation basis of accounting may result in write-downs of certain of our assets, including our portfolio investments and CLO equity securities, to values substantially less than their carrying amounts under the going-concern basis, and may require that certain of our liabilities be increased to reflect the anticipated effects of the liquidation. Any such write-downs could materially reduce our reported NAV and may not reflect the actual proceeds ultimately realized.

Stockholder litigation related to the Plan of Sale and Dissolution could result in substantial costs and delay or reduce liquidating distributions.

The Plan of Sale and Dissolution may give rise to stockholder litigation. Such litigation may result in costs, including legal expenses, indemnification obligations, and potential settlements or judgments. Such litigation may be expensive and protracted and, even if we ultimately prevail, the process of defending against such claims may divert the attention of our board of directors and OFS Advisor from implementing the Plan of Sale and Dissolution and managing our portfolio and operations. We cannot provide any assurance regarding the outcome of any claims that may arise in the future. We have also agreed to indemnify our present and former officers, directors, and OFS Advisor in connection with litigation in which they are named or threatened to be named as parties in their respective capacities, which could result in substantial costs. Any fines, judgments, or settlements that exceed our applicable insurance coverage and any indemnification costs that we are required to pay could materially and adversely affect the net proceeds available for liquidating distributions, which may be delayed or reduced as a result.

1940 Act and BDC regulatory requirements applicable to us during the wind down process may constrain our ability to dispose of our portfolio investments or make distributions in the manner we currently anticipate.

As a BDC, we remain subject to ongoing regulatory requirements that will continue to apply during the wind down process, including asset coverage requirements, restrictions on affiliated transactions, and requirements governing distributions to stockholders. The application of these requirements during the wind down process may limit our flexibility in disposing of portfolio investments, making interim distributions, and structuring the final liquidating distribution. For example, the requirement that we maintain a minimum asset coverage ratio of at least 150% with respect to our outstanding senior securities may constrain our ability to make liquidating distributions to our stockholders prior to the full repayment of our debt obligations. In addition, the 1940 Act’s restrictions on affiliated transactions may limit our ability to sell portfolio investments to OFS Advisor, its affiliates, or other affiliated accounts, which could reduce the available pool of potential buyers for certain portfolio investments during the wind down process. We cannot assure you that these regulatory requirements will not adversely affect the pace, structure, or amount of liquidating distributions to our stockholders.

There can be no assurance that our adoption of the Plan of Sale and Dissolution will result in greater distributions to you on your investment within a reasonable period of time than you would receive through other alternatives.

If our stockholders approve the Plan of Sale and Dissolution, you will not participate in any future earnings or benefit from any increases in the value of our portfolio investments after such investments are realized or otherwise disposed of. While our board of directors believes that the Plan of Sale and Dissolution will provide you with distributions that are superior to those available through other alternatives that we may pursue, it is possible that pursuing other alternatives, including a merger, business combination, or continuation of operations, could ultimately provide you with a greater return. Prior strategic initiatives we evaluated, including potential mergers and business combinations, did not result in a transaction, in part due to the size of the Company and the challenges this presents in terms of strategic attractiveness to potential counterparties. In that context, our board of directors concluded that an orderly wind down and liquidation represented the most viable path to maximizing value for stockholders. Nevertheless, there can be no assurance that the Plan of Sale and Dissolution will result in distributions that exceed the value that could have been obtained through other means.

There have been, and may continue to be, developments that adversely impact our ability to realize the estimated range of liquidating distributions, and we may be required to issue supplemental disclosure if material changes occur.

Our estimated range of liquidating distributions was determined as of June 30, 2026 and reflects assumptions as of that date. Subsequent changes in market conditions, interest rates, portfolio performance or other factors may cause realizations to differ from those assumptions. This estimate is based on assumptions regarding portfolio liquidation values and wind down costs and is subject to uncertainty. Actual amounts and timing of any liquidating distributions will depend on factors including market conditions at the time of sale and the amount of liabilities to be satisfied or reserved, and may differ materially from this estimate. The amount ultimately distributed to our stockholders could be less than our estimated amounts.

If material changes occur, we may be required to update or supplement the disclosure provided to stockholders. Actual distributions may fall outside the estimated range, and stockholders should not place undue reliance on the estimate.

We may require additional liquidity to implement the Plan of Sale and Dissolution effectively, and such liquidity may not be available on favorable terms or at all.

We have estimated the amounts necessary to implement the Plan of Sale and Dissolution, including the costs of portfolio realization, debt repayment, wind down administration and ongoing operating expenses. However, these estimates may prove to be insufficient, and we may require additional liquidity to fund our obligations and effectively complete the wind down. For example, if the realization of our portfolio investments takes longer than anticipated, we may continue to incur operating expenses, debt service costs, and administrative expenses for an extended period, which could reduce the net proceeds available for distribution to stockholders. In addition, the requirement to repay the $15.0 million unsecured note at its scheduled maturity on November 27, 2026 may create near-term liquidity demands that are not fully covered by portfolio realization proceeds available at that time. Our ability to access additional liquidity during the wind down process will be constrained by the declining asset base of the Company, the illiquid nature of our portfolio investments, and the restrictions imposed by our existing debt agreements. If we are unable to generate sufficient liquidity from the realization of our portfolio to meet our obligations, we may be required to dispose of investments at disadvantageous times or prices, which could materially reduce the amounts available for distribution to our stockholders.

If we transfer our remaining assets to a liquidating trust or convert the Company into a liquidating entity, you will receive non-transferable interests and may face reduced liquidity, limited rights and uncertainty regarding distributions.

Pursuant to the Plan of Sale and Dissolution, our board of directors may, without further stockholder approval, transfer our remaining assets to a liquidating trust or convert the Company into a liquidating entity following the disposition of our assets and the satisfaction of, or provision for, our liabilities. In that event, your shares of common stock would automatically convert into non-transferable beneficial or ownership interests.

Interests in a liquidating trust may not be traded on an established market and will generally be non-transferable. As a result, you will have limited or no ability to sell your investment and will be required to hold it until the wind down is complete.

The timing and amount of distributions will be uncertain. Distributions will depend on asset sales, the resolution of liabilities and the level of reserves established for contingent or unknown claims. Distributions may be delayed for extended periods and may be lower than expected.

Holders of beneficial interests will have limited rights compared to stockholders. Trustees designated by our board of directors will have broad authority over the management, disposition and timing of distributions, and you will have limited ability to influence these decisions. In addition, a liquidating trust will not be subject to the same reporting requirements as the Company, and you may receive less frequent or less detailed financial information.

Any of these factors could delay or reduce the distributions you ultimately receive.

The tax treatment of a liquidating trust and related distributions may be uncertain and could result in adverse tax consequences.

Although it is anticipated that we will have distributed substantially all of our net assets to stockholders as soon as practicable after the Effective Date, securities for which no market exists or securities trading at depressed prices, if any, may be placed in a liquidating trust. Securities placed in a liquidating trust may be held for an indefinite period of time, potentially several years or longer, until they can be sold or pay out all of their cash flows. During such time, the stockholders will be exposed to the risks associated with the Company and the value of their interest in the Liquidating Trust will fluctuate with the value of the Liquidating Trust’s remaining assets. Additionally, the tax treatment of the Liquidating Trust may differ from the tax treatment applicable to the Company.

Pursuing the Plan of Sale and Dissolution may cause us to lose our RIC tax treatment, which would significantly reduce the amount of our liquidating distributions.

We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code, but in pursuing the Plan of Sale and Dissolution, we may be unable to maintain our

RIC status. As a RIC, we are not subject to U.S. federal income tax imposed at corporate rates on our income and capital gains that we timely distribute, or that we are deemed to distribute, to our stockholders. To maintain RIC status under the Code, we must, among other things, meet certain source-of-income, asset diversification and distribution requirements. The source-of-income requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities or foreign currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership”. The asset diversification requirement will be satisfied if we meet certain asset composition requirements at the end of each calendar quarter. Maintaining required asset diversification requirements becomes more challenging as the portfolio size is reduced. In addition, in order to qualify as a RIC, we generally must distribute to our stockholders, for each taxable year, at least 90% of our ICTI, which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss (the “Annual Distribution Requirement”).

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

If we fail to qualify for tax treatment as a RIC for any reason, and certain cure provisions are not applicable, we would become subject to U.S. federal income tax imposed at corporate rates on all of our taxable income, including our net capital gains. The resulting taxes at corporate rates could substantially reduce our net assets, the amount of income available for distribution to stockholders, the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

As we pursue the Plan of Sale and Dissolution, liquidate assets and reduce the size of our portfolio, our remaining investments may become more concentrated in a smaller number of issuers, asset classes or positions. As a result, it may become more difficult for us to satisfy the RIC asset diversification requirements at the applicable testing dates. In order to preserve our RIC status, we may need to sell or otherwise dispose of investments at times or prices that would not otherwise be desirable, including during periods of market volatility or limited liquidity, or we may be unable to dispose of investments in a manner that allows us to satisfy those requirements.

In addition, as we liquidate our portfolio, we may recognize taxable income without receiving corresponding cash, including as a result of payment-in-kind interest, original issue discount, market discount or gains from asset dispositions. We may also be required to make distributions in order to satisfy the Annual Distribution Requirement or avoid excise tax even when our available cash is limited or when distributions are not aligned with the timing of portfolio sales. These risks may be heightened during a wind down because we may have fewer income-producing assets, less access to financing or other liquidity sources, and less flexibility to manage the composition and timing of dispositions of our remaining portfolio.

If we fail to qualify as a RIC and later seek to requalify, we may be required to recognize built-in gains, pay corporate-level tax on unrealized appreciation, make special distributions or otherwise take actions that could further reduce cash and assets available for liquidating distributions. Any loss of RIC status, or any action required to preserve or requalify for RIC status, could materially reduce the amount, timing and predictability of distributions to our stockholders under the Plan of Sale and Dissolution.

Because liquidating distributions may be made in multiple tax years, the timing and character of your taxation with respect to such distributions may be uncertain, and a change in circumstances could subject you to greater tax liability than you anticipate.

Liquidating distributions may be made over multiple tax years and may vary in timing and character. Assuming such distributions are treated as liquidating distributions for U.S. federal income tax purposes, for U.S. holders, such distributions generally would not be taxable until the aggregate amount received exceeds the stockholder’s adjusted tax basis in its shares, after which amounts generally would be treated as capital gain.

If the Plan of Sale and Dissolution is modified, suspended, abandoned or terminated after distributions have been made, the tax treatment of those distributions may be uncertain or may change. In that case, prior distributions could be recharacterized or otherwise treated differently for U.S. federal income tax purposes, including as ordinary RIC distributions, capital gain dividends, returns of capital or payments in partial redemption of shares, depending on the circumstances. This could require stockholders to recognize taxable income earlier, or in a different amount or character, than anticipated and could require stockholders to file amended tax returns and pay additional taxes. The tax consequences of liquidating distributions will depend on individual circumstances, and stockholders should consult their own tax advisors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities, Use of Proceeds

During the three months ended June 30, 2026, we did not sell any shares of our common stock.

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

Issuer Purchases of Equity Securities

Since November 2018, the Board has approved quarterly tender offers to purchase shares of our outstanding common stock. For the period from November 2019 through December 31, 2025, we conducted quarterly tender offers to purchase, in each case, 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period. Commencing with the tender offer in March 2026, the Board approved offers to purchase approximately 4.0% of the weighted average number of outstanding shares of our common stock in any 12-month period, subject to a 1.0% limit in each quarter. The offer to repurchase shares allowed our stockholders to sell their shares back to us at a price equal to the most recently determined NAV per share of our common stock immediately prior to the date of repurchase.

The NPA Amendment precludes us from repurchasing shares of our common stock prior to the full repayment and termination of the Unsecured Note. The Board may determine to conduct one or more tender offers prior to our dissolution and may take other actions it deems appropriate in connection with the deregistration of our common stock under the Exchange Act. Any future decision to repurchase shares will be evaluated by the Board based on a variety of factors, including available liquidity and leverage considerations.

During the three months ended June 30, 2026, the Board approved an offer to purchase approximately 1.0% of the weighted average number of outstanding shares of our common stock. The following table summarizes the common stock repurchases by us for the three months ended June 30, 2026:

Three Months Ended June 30, 2026	Number of Shares	Amount
April 1, 2026 through April 30, 2026	—	$—
May 1, 2026 through May 31, 2026	—	—
June 1, 2026 through June 30, 2026	15,677	98,298

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
Not applicable.
(b)
Not applicable.
(c)
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q

3.1	Certificate of Incorporation of Hancock Park Corporate Income, Inc.	Form 10-12G (000-55552)	December 21, 2015
3.2	Form of Articles of Amendment and Restatement of Hancock Park Corporate Income, Inc.	Form 10-12G/A (000-55552)	February 8, 2016
3.3	First Amended and Restated Bylaws of Hancock Park Corporate Income, Inc.	8-K (814-01185)	August 24, 2017
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document			*
101.SCH	Cover Page Interactive Data File (embedded within the Inline XBRL document)			*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			*

* Filed herewith.

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 7, 2026	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Kyle Spina
	Name:	Kyle Spina
	Title:	Chief Financial Officer