Form 10-Q
period 2026-09-30
Hancock Park Corporate Income, Inc.
filed 2026-11-06
CIK 1661306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Yes ☐ No ☒

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of November 2, 2026 was 1,474,525.

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
Banc of California Credit Facility

A senior secured revolving credit facility, as amended, with Banc of California (formerly known as Pacific Western Bank), as lender, that through June 29, 2026 provided for borrowings to the Company in an aggregate principal amount up to $7,500,000

BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Banc of California, as lender, which provided the Company with a senior secured revolving credit facility, and was terminated on June 29, 2026
Board	The Company’s board of directors
CCO	CCO Capital, LLC, a Delaware limited liability company, an affiliate of OFS Advisor and the Company’s former dealer manager
CLO	Collateralized Loan Obligation
Code	Internal Revenue Code of 1986, as amended
Company	Hancock Park Corporate Income, Inc. and, where applicable, its consolidated subsidiaries
Contractual Issuer Expenses	Salaries and direct expenses of OFS Advisor’s employees, employees of their affiliates and others while engaged in offering and other contractually-defined activities
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
OFS Advisor

OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment adviser under the Advisers Act, focusing primarily on investments in middle market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments

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
Unsecured Note

An agreement, as amended, with The HCM Master Fund Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands in which the Company sold, in a private placement, an unsecured note in an original aggregate principal amount of $15,000,000, which was partially redeemed on each of August 10, 2026, September 29, 2026, October 15, 2026 and November 6, 2026

HANCOCK PARK CORPORATE INCOME, INC.

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
•
the belief that the seniority of our debt investments in a borrower’s capital structure may provide greater downside protection against adverse economic changes, including those caused by the impacts of interest rate changes and elevated inflation rates, the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, activity in South America, instability in the U.S. and international banking systems, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, the risk of recession or the impact of the prolonged shutdown of U.S. government services, and related market volatility on our business, our portfolio companies, our industry and the global economy;
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 13, 2026, and “Part II—Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed on August 7, 2026. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Hancock Park Corporate Income, Inc.

Consolidated Statements of Assets and Liabilities (unaudited)

	September 30, 2026	December 31, 2025
Assets:
Non-control/non-affiliate investments, at fair value (amortized cost of $17,656,449 and $36,287,372, respectively)	$10,963,804	$29,768,535
Cash and cash equivalents	6,410,556	493,834
Interest receivable	52,447	105,708
Receivable for investments sold	769,370	—
Prepaid expenses and other assets	6,977	45,995
Total assets	$18,203,154	$30,414,072

Liabilities:
Revolving line of credit	$—	$2,650,000
Unsecured note (net of discount and deferred debt issuance costs of $7,576 and $66,630, respectively)	9,492,424	14,933,370
Payable for investments purchased	1,385,684	—
Due to adviser and affiliates (Note 3)	305,223	388,139
Payable for repurchases of common stock	—	253,479
Distributions payable	44,235	200,208
Interest payable	49,391	78,680
Other liabilities	424,529	391,183
Total liabilities	11,701,486	18,895,059

Commitments and contingencies (Notes 3 and 6)

Net assets:
Common stock, par value of $0.001 per share; 20,000,000 shares authorized, 1,474,525 and 1,506,301 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,474	1,506
Paid-in capital in excess of par	20,312,288	20,525,979
Total accumulated losses	(13,812,094)	(9,008,472)
Total net assets	6,501,668	11,519,013

Total liabilities and net assets	$18,203,154	$30,414,072

Number of common shares outstanding	1,474,525	1,506,301
Net asset value per share	$4.41	$7.65

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.

Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income
Interest income	$533,138	$1,001,286	$2,080,850	$3,313,809
PIK interest income	6,581	79,237	20,068	227,205
Dividend income	1,104	1,082	3,273	3,231
Fee income	21,568	26,247	25,178	43,982
Total investment income	562,391	1,107,852	2,129,369	3,588,227

Operating expenses
Interest expense	190,178	290,697	692,116	969,082
Base management fees	49,821	103,499	206,045	330,346
Incentive fees	—	36,741	—	149,884
Administrative fees	202,664	149,454	489,464	495,344
Professional fees	237,479	163,758	677,965	514,372
Transfer agent expenses	13,879	45,159	89,022	128,745
Other expenses	47,242	51,731	128,891	145,057
Contractual Issuer Expenses (Note 3)	372	2,871	9,954	17,253
Amortization of deferred offering costs	—	2,078	3,677	5,312
Total operating expenses, before waiver and limitations	741,635	845,988	2,297,134	2,755,395
Base management fee waiver (Note 3)	(19,928)	—	(19,928)	—
Net expense limitations under agreement with the adviser (Note 3)	(372)	(4,949)	(13,631)	(22,565)
Total expenses, net of waiver and limitations	721,335	841,039	2,263,575	2,732,830

Net investment income (loss)	(158,944)	266,813	(134,206)	855,397

Net realized and unrealized gain (loss) on investments
Net realized loss on investments	(3,695,225)	(773,945)	(4,225,159)	(809,620)
Net unrealized appreciation (depreciation) on investments	2,418,334	(334,049)	(173,808)	(1,245,800)
Deferred tax (expense) benefit on net unrealized appreciation (depreciation)	(24,799)	(11,465)	(73,063)	11,041
Net loss on investments	(1,301,690)	(1,119,459)	(4,472,030)	(2,044,379)
Loss on extinguishment of debt	(7,157)	—	(32,979)	—
Net decrease in net assets resulting from operations	$(1,467,791)	$(852,646)	$(4,639,215)	$(1,188,982)
Loss per common share – basic and diluted	$(0.99)	$(0.54)	$(3.11)	$(0.73)
Basic and diluted weighted-average common shares outstanding	1,474,525	1,574,678	1,489,993	1,617,702

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.

Consolidated Statements of Changes in Net Assets (unaudited)

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total accumulated losses	Total net assets
Balances at December 31, 2024	1,664,123	$1,664	$22,203,936	$(5,214,596)	$16,991,004
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	855,397	855,397
Net realized loss on investments, net of taxes	—	—	—	(809,620)	(809,620)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	(1,234,759)	(1,234,759)
Repurchases of common stock	(129,181)	(129)	(1,264,993)	—	(1,265,122)
Distributions to stockholders	—	—	—	(867,257)	(867,257)
Net decrease for the nine month period ended September 30, 2025	(129,181)	(129)	(1,264,993)	(2,056,239)	(3,321,361)
Balances at September 30, 2025	1,534,942	$1,535	$20,938,943	$(7,270,835)	$13,669,643

Balances at June 30, 2025	1,576,962	$1,577	$21,330,522	$(6,136,857)	$15,195,242
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	266,813	266,813
Net realized loss on investments, net of taxes	—	—	—	(773,945)	(773,945)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	(345,514)	(345,514)
Repurchase of common stock	(42,020)	(42)	(391,579)	—	(391,621)
Distributions to stockholders	—	—	—	(281,332)	(281,332)
Net decrease for the three month period ended September 30, 2025	(42,020)	(42)	(391,579)	(1,133,978)	(1,525,599)
Balances at September 30, 2025	1,534,942	$1,535	$20,938,943	$(7,270,835)	$13,669,643

	Common Stock
	Number of shares	Par value	Paid-in capital in excess of par	Total accumulated losses	Total net assets
Balances at December 31, 2025	1,506,301	$1,506	$20,525,979	$(9,008,472)	$11,519,013
Net decrease in net assets resulting from operations:
Net investment loss	—	—	—	(134,206)	(134,206)
Net realized loss on investments, net of taxes	—	—	—	(4,225,159)	(4,225,159)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	(246,871)	(246,871)
Loss on extinguishment of debt	—	—	—	(32,979)	(32,979)
Repurchases of common stock	(31,776)	(32)	(213,691)	—	(213,723)
Distributions to stockholders	—	—	—	(164,407)	(164,407)
Net decrease for the nine month period ended September 30, 2026	(31,776)	(32)	(213,691)	(4,803,622)	(5,017,345)
Balances at September 30, 2026	1,474,525	$1,474	$20,312,288	$(13,812,094)	$6,501,668

Balances at June 30, 2026	1,474,525	$1,474	$20,312,288	$(12,300,068)	$8,013,694
Net decrease in net assets resulting from operations:
Net investment loss	—	—	—	(158,944)	(158,944)
Net realized loss on investments, net of taxes	—	—	—	(3,695,225)	(3,695,225)
Net unrealized appreciation on investments, net of deferred taxes	—	—	—	2,393,535	2,393,535
Loss on extinguishment of debt	—	—	—	(7,157)	(7,157)
Distributions to stockholders	—	—	—	(44,235)	(44,235)
Net decrease for the three month period ended September 30, 2026	—	—	—	(1,512,026)	(1,512,026)
Balances at September 30, 2026	1,474,525	$1,474	$20,312,288	$(13,812,094)	$6,501,668

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(4,639,215)	$(1,188,982)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net unrealized depreciation on investments, net of deferred taxes	246,871	1,234,759
Net realized loss on investments	4,225,159	809,620
Loss on extinguishment of debt	32,979	—
Amortization of Net Loan Fees on investments	(149,682)	(226,599)
Amendment fees received	3,363	5,993
Amortization of deferred debt issuance costs	73,070	115,428
Accretion of interest income on Structured Finance Securities	(452,208)	(692,106)
Paid-in-kind interest income	(20,068)	(227,205)
Purchase of portfolio investments	(1,677,767)	(2,618,588)
Proceeds from principal payments on portfolio investments	3,797,100	4,258,897
Proceeds from sale or redemption of portfolio investments	12,098,101	1,671,477
Proceeds from distributions received from portfolio investments	806,255	1,086,312
Changes in operating assets and liabilities:
Interest receivable	53,261	29,981
Receivable for investments sold	(769,370)	1,281,861
Interest payable	(29,289)	(3,407)
Due to adviser and affiliates	(82,916)	(87,356)
Payable for investments purchased	1,385,684	(257,393)
Other assets and liabilities	(47,024)	(74,172)
Net cash provided by operating activities	14,854,304	5,118,520

Cash flows from financing activities
Distributions paid to common stockholders	(320,380)	(726,710)
Borrowings under revolving line of credit	450,000	3,350,000
Repayments under revolving line of credit	(3,100,000)	(6,465,000)
Redemptions of Unsecured Note	(5,500,000)	—
Repurchases of common stock	(467,202)	(1,167,831)
Net cash used in financing activities	(8,937,582)	(5,009,541)
Net increase in cash and cash equivalents	5,916,722	108,979
Cash and cash equivalents
Beginning of period	493,834	980,084
End of period	$6,410,556	$1,089,063

Supplemental disclosure of cash flow information:
Cash paid for interest	$648,336	$857,061
Amortization of deferred offering costs limited by investment advisor (see Note 3)	3,677	5,312

See Notes to Consolidated Financial Statements (unaudited).

Hancock Park Corporate Income, Inc.

Consolidated Schedule of Investments (unaudited)

September 30, 2026

Portfolio Company(1) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Non-control/Non-affiliate Investment
Debt and Equity Investments
ABG Intermediate Holdings 2, LLC	All Other Financial Investment Activities
First Lien Debt (9)		5.90%	SOFR+	2.00%	9/22/2026	10/1/2033	$690,866	$685,684	$686,873	10.6%

Allen Media, LLC	Cable and Other Subscription Programming
First Lien Debt		9.72%	SOFR+	5.50%	9/15/2022	2/10/2027	1,195,624	1,184,588	675,528	10.4%

BayMark Health Services, Inc.	Outpatient Mental Health and Substance Abuse Centers
Preferred Equity (141,466 Class A units) 11.5% PIK (7)					9/30/2026			141,466	20,112	0.3%
Common Equity (695 Class B units) (7)					9/30/2026			1,531,259	—	—
								1,672,725	20,112	0.3%
Boca Home Care Holdings, Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt		10.85%	SOFR+	6.50%	2/25/2022	2/25/2029	880,242	876,833	880,242	13.4%
First Lien Debt (Revolver) (12)		10.85%	SOFR+	6.50%	2/25/2022	2/25/2029	22,581	22,406	22,580	0.3%
Common Equity (129 Class A units) (7)					2/25/2022			129,032	73,370	1.1%
Preferred Equity (345 Class A units) 12.0% cash / 2.0% PIK					3/3/2023			34,464	36,830	0.6%
							902,823	1,062,735	1,013,022	15.4%
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt		10.97%	SOFR+	6.75%	11/3/2023	12/30/2027	1,332,436	1,319,808	1,232,504	19.0%
First Lien Debt (Revolver) (12)		12.75%	Prime+	5.75%	11/3/2023	12/30/2027	93,265	92,071	83,812	1.3%
							1,425,701	1,411,879	1,316,316	20.3%
Constellis Holdings, LLC	Other Justice, Public Order, and Safety Activities
Common Equity (1,362 Common shares) (7)					3/27/2020			46,403	1,734	—

DRS Imaging Services, LLC	Data Processing, Hosting, and Related Services
Common Equity (115 units) (7) (13)					3/8/2018			115,154	377,000	5.8%

Excelin Home Health, LLC (5)	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	10/1/2026	1,914,188	1,591,668	229,703	3.5%

Hancock Park Corporate Income, Inc.

Consolidated Schedule of Investments - Continued (unaudited)

September 30, 2026

Portfolio Company(1) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets
Inergex Holdings, LLC	Other Computer Related Services
First Lien Debt (6)		13.22%	SOFR+	9.00%	10/1/2018	6/30/2027	966,017	966,017	966,017	14.9%
First Lien Debt (Revolver) (6)		13.22%	SOFR+	9.00%	10/1/2018	6/30/2027	187,500	187,500	187,500	2.9%
							1,153,517	1,153,517	1,153,517	17.8%
One GI LLC (5)	Offices of Other Holding Companies
First Lien Debt (6)		10.75%	SOFR+	6.75%	12/13/2021	10/31/2026	900,847	839,348	714,372	11.0%
First Lien Debt (6)		10.75%	SOFR+	6.75%	12/13/2021	10/31/2026	474,830	442,414	376,540	5.8%
First Lien Debt (Revolver) (6)		10.75%	SOFR+	6.75%	12/13/2021	10/31/2026	178,740	166,537	141,740	2.2%
							1,554,417	1,448,299	1,232,652	19.0%
PetSmart, Inc.	Pet and Pet Supplies Stores
First Lien Debt (9)		7.90%	SOFR+	3.90%	9/25/2026	8/18/2032	700,000	700,000	701,750	10.8%

RideNow Group, Inc. (F/K/A RumbleOn, Inc.) (11)	Other Industrial Machinery Manufacturing
Warrants (warrants to purchase up to $18,000 in common stock) (7)					8/31/2021	8/10/2030 (15)		50,082	15,000	0.2%

RPLF Holdings, LLC	Software Publishers
Common Equity (62,365 Class A units) (7) (13)					1/17/2018			—	408,000	6.3%

Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt		10.00% cash / 1.25% PIK	SOFR+	6.00%	10/14/2021	10/14/2027	1,249,753	1,247,201	669,868	10.3%
First Lien Debt (Revolver) (12)		10.00%	SOFR+	6.00%	10/14/2021	10/14/2027	105,882	105,764	44,471	0.7%
							1,355,635	1,352,965	714,339	11.0%

TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		12.58%	SOFR+	8.50%	5/13/2021	11/2/2028	1,500,000	1,513,197	1,443,000	22.2%

Total Debt and Equity Investments							$12,392,771	$13,988,896	$9,988,546	153.6%

Structured Finance Securities (11)

Apex Credit CLO 2020 Ltd.
Subordinated Notes (2) (14)		4.34%	N/A		11/16/2020	4/20/2035	$3,650,000	$2,880,880	$803,044	12.4%

Apex Credit CLO 2021 Ltd.
Subordinated Notes (2) (7) (10) (14)		0.00%	N/A		5/28/2021	7/18/2034	1,480,000	786,673	172,214	2.6%

Total Structured Finance Securities							$5,130,000	$3,667,553	$975,258	15.0%

Hancock Park Corporate Income, Inc.

Consolidated Schedule of Investments - Continued (unaudited)

September 30, 2026

Portfolio Company(1) Investment Type	Industry	Interest Rate (3)	Spread Above Index (3)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value(4)	Percent of Net Assets

Total Investments						$17,522,771	$17,656,449	$10,963,804	168.6%

Cash Equivalents (8)

First American Treasury Obligations Fund Class Z		3.77%	N/A			$6,129,548	$6,129,548	$6,129,548	94.3%

Total Cash Equivalents						$6,129,548	$6,129,548	$6,129,548	94.3%

Total Investments and Cash Equivalents						$23,652,319	$23,785,997	$17,093,352	262.9%

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
(3)
A majority of the Company’s debt investments bear interest at rates determined by reference to SOFR or Prime, and reset monthly, quarterly, or semi-annually. For all variable-rate investments, the schedule presents the spread over SOFR or Prime and the interest rate as of September 30, 2026. Unless otherwise noted with footnote 6, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(4)
Unless otherwise noted in footnote 9, fair value was determined using significant unobservable inputs for all of the Company’s investments and are considered Level 3 under GAAP. See Note 5 for further details.
(5)
Investment was on non-accrual status as of September 30, 2026. See Note 4 for further details.
(6)
The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum PIK interest rate allowed as of September 30, 2026:

Portfolio Company	Investment Type	Maximum PIK Rate Allowed	Range of PIK Option	Range of Cash Option
Inergex Holdings, LLC	First Lien Debt	2.00%	0% to 2.00%	11.22% to 13.22%
Inergex Holdings, LLC	First Lien Debt (Revolver)	2.00%	0% to 2.00%	11.22% to 13.22%
One GI LLC	First Lien Debt	10.75%	0% to 10.75%	0% to 10.75%
One GI LLC	First Lien Debt	10.75%	0% to 10.75%	0% to 10.75%
One GI LLC	First Lien Debt (Revolver)	10.75%	0% to 10.75%	0% to 10.75%

(7)
Non-income producing. The Company has not recognized income on the security during the prior twelve-month period preceding the period-end date.
(8)
Represents cash equivalents held in a money market fund as of September 30, 2026. The Company also held cash deposits of $281,008 as of September 30, 2026.
(9)
Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.

Hancock Park Corporate Income, Inc.

Consolidated Schedule of Investments - Continued (unaudited)

September 30, 2026

(10)
As of September 30, 2026, the effective accretable yield was estimated to be 0%, as the aggregate amount of projected distributions, including projected distributions related to liquidation of the underlying portfolio upon the security’s anticipated optional redemption, was less than current amortized cost. Projected distributions are periodically monitored and re-evaluated. All actual distributions are recognized as reductions to amortized cost unless and until the aggregate amount of projected distributions exceeds the security’s then-current amortized cost.
(11)
Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of September 30, 2026, approximately 95% of the Company’s assets were qualifying assets.
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

December 31, 2025

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

On July 23, 2026, the Board approved and adopted a plan of sale and dissolution (the “Plan of Sale and Dissolution”) and determined to submit the Plan of Sale and Dissolution to the Company’s stockholders for approval at the Company’s 2026 annual meeting of stockholders (the “Annual Meeting”). The Plan of Sale and Dissolution authorizes the Company to sell, convey, transfer or otherwise dispose of all or substantially all of the Company’s assets, in one or more transactions, in accordance with Section 3-105 of the Maryland General Corporation Law (the “MGCL”) and to wind down its business and affairs and dissolve in accordance with Section 3-403 and related provisions of the MGCL. The Plan of Sale and Dissolution contemplates the satisfaction of the Company’s outstanding liabilities and obligations, including the Unsecured Note, then making of one or more liquidating distributions to stockholders and the ultimate dissolution of the Company. The Plan of Sale and Dissolution also authorizes the Company to establish one or more liquidating trusts if determined by the Board to be advisable in connection with the orderly completion of the liquidation process. On October 6, 2026, the Plan of Sale and Dissolution was approved by stockholders at the Annual Meeting.

On July 23, 2026, the Board also approved the termination of the Offering having determined that continuation of the Offering was not consistent with the Plan of Sale and Dissolution. From August 30, 2016 through July 23, 2026, the Company offered shares of its common stock to investors through the Offering in reliance on exemptions from the registration requirements of the Securities Act. The Company has not sold any shares of common stock since June 2023.

Through the approval of the Plan of Sale and Dissolution, the Company’s objective was to provide stockholders with both current income and capital appreciation primarily through debt investments and, to a lesser extent, equity investments, primarily in middle-market companies located principally in the United States. In addition, the Company made investments in Structured Finance Securities. In connection with the approval of the Plan of Sale and Dissolution, the Board approved a change in the Company’s investment objective. The Company’s new investment objective is to maximize value for stockholders through the orderly management, monetization and disposition of its existing investment portfolio, repayment of liabilities and preservation of assets pending distribution to stockholders. Following the approval of the Plan of Sale and Dissolution by stockholders in October 2026, the Company does not expect to make additional portfolio investments during the wind down process, other than as may be required to fulfill existing commitments.

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

Prior to the approval of the Plan of Sale and Dissolution by the stockholders at the Annual Meeting, under normal market conditions, the Company would invest at least 80% of its assets (net assets plus the amount of any borrowings for investment purposes) in “corporate income-related investments.” “Corporate income-related investments” are defined as loans, bonds and securities, such as subordinated debt and stock, where the counterparty is a corporate entity and the investment is expected to provide the Company with income over time. The Company intended for “corporate income-related investments” to consist of investments in: (i) floating and fixed rate senior secured loans, which are comprised of first lien, second lien and unitranche loans of United States middle-market companies; (ii) broadly syndicated senior secured corporate loans; (iii) unsecured loans; (iv) collateralized loan obligation debt, subordinated debt, income notes and loan accumulation facility positions; (v) opportunistic credit investments, including stressed and distressed credit situations and long/short credit investments; and (vi) warrants and other equity securities of United States middle-market companies. As part of the liquidation of its assets pursuant to the Plan of Sale and Dissolution, the Company is temporarily permitted under Rule 35d-1(b)(1)(iii) of the 1940 Act to operate below its 80% investment threshold for corporate income-related investments. As of September 30, 2026, corporate income-related investments represented 68% of the Company’s assets.

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

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Liquidation Basis of Accounting: ASC Topic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting (“ASC-205-30”) provides a scope exception for investment companies regulated under the 1940 Act. Accordingly, while the Company is regulated under the 1940 Act, as a BDC or otherwise, it will not be subject to the general provisions of ASC 205-30 and will continue to prepare its consolidated financial statements in accordance with ASC Topic 946, Financial Services—Investment Companies. However, despite this scope exception, SEC guidance may require the Company to record liquidation expenses in connection with the Plan of Sale and Dissolution when incurrence of a liability is probable and the amount can be reasonably estimated, which may require the recognition of expenses sooner than it would have historically. See “Note 6—Commitments and Contingencies” for additional information.

Following the withdrawal of the Company’s election to be regulated as a BDC and the termination of its status as an investment company under the 1940 Act, the Company will evaluate the appropriate basis of accounting based on the facts and circumstances then existing.

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

Cash and cash equivalents: Cash consists of cash deposits held at U.S. Bank Trust Company, National Association and cash equivalents consist of highly liquid money market funds. Cash equivalents are classified as Level 1 assets under ASC 820 and are carried at amortized cost, which approximates fair value. The Company’s cash and cash equivalents are maintained with a member bank of the FDIC and such balances generally exceed the FDIC insurance limits. The Company does not believe it is exposed to any significant credit risk related to its cash and cash equivalent balances.

The Company had the following cash and cash equivalents as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Cash	$281,008	$242,578
Cash equivalents	6,129,548	251,256
Total cash and cash equivalents	$6,410,556	$493,834

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

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and will equal 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis through the end of each calendar year, computed net of all realized capital losses, income taxes from realized capital gains and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the Capital Gains Fee. Since inception through September 30, 2026, the Company has not made a Capital Gains Fee payment.

The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gains Fee relating to net unrealized appreciation is deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gains Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). As of September 30, 2026 and December 31, 2025, there were no accrued Capital Gains Fees.

In connection with the Plan of Sale and Dissolution, the Investment Advisory Agreement is expected to be terminated in connection with the final dissolution and liquidation of the Company. Effective as of July 1, 2026, OFS Advisor agreed to reduce its annual base management fee rate from 1.25% to 0.75% and to waive any Income Incentive Fee or Capital Gains Fee until the liquidation or dissolution of the Company. OFS Advisor is not entitled to recoup the amount of the reduced or waived fees.

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Administration Agreement: OFS Services furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to the Administration Agreement. The Board most recently approved the continuation of the Administration Agreement on April 2, 2026. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services. Amounts charged under the Administration Agreement exclude Contractual Issuer Expenses. In connection with the Plan of Sale and Dissolution, the Administration Agreement is expected to be terminated in connection with the dissolution and liquidation of the Company.

Equity Ownership: As of September 30, 2026, affiliates of OFS Advisor held 74,084 shares of common stock, which is approximately 5.0% of the Company’s outstanding shares of common stock.

Expenses recognized under agreements with OFS Advisor and OFS Services and distributions paid to affiliates for the three and nine months ended September 30, 2026 and 2025 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Base management fees	$49,821	$103,499	$206,045	$330,346
Base management fees - waiver	(19,928)	—	(19,928)	—
Incentive fees(1)	—	36,741	—	149,884
Administrative fees	202,664	149,454	489,464	495,344
Distributions declared to affiliates	2,223	13,335	8,157	40,005

(1)
During the three and nine months ended September 30, 2025, incentive fees were comprised of Income Incentive Fees.

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

Expense Limitation Agreement:

Following the Board’s approval to terminate the Offering on July 23, 2026, OFS Advisor no longer provides expense support to the Company. Under the Investment Advisory Agreement, OFS Advisor provided expense support in regard to offering-related expenses, including Contractual Issuer Expenses and the amortization of deferred offering costs. Contractual Issuer Expenses were expensed as incurred and offering costs were deferred and amortized over the twelve-months following the period incurred on a straight-line basis.

Expense limitation provided under the Investment Advisory Agreement for the three and nine months ended September 30, 2026 and 2025, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net offering costs and Contractual Issuer Expenses limitations	$372	$4,949	$13,631	$22,565

In connection with the termination of the Offering, the Company is no longer conditionally liable for offering costs and Contractual Issuer Expenses that OFS Advisor and affiliates have incurred on its behalf throughout the Offering. The Investment Advisory Agreement entitled OFS Advisor to receive up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid have been recovered. In connection with the termination of the Offering, the Company is no longer conditionally liable for offering costs and Contractual Issuer Expenses of $227,340 that OFS Advisor and affiliates incurred on its behalf throughout the Offering.

Note 4. Investments

As of September 30, 2026, the Company had loans to 10 portfolio companies, of which 82% were first lien loans and 18% were second lien loans, at fair value, respectively. The Company also had equity investments in six portfolio companies and investments in two Structured Finance Securities.

As of September 30, 2026, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$8,836,171	50.0%	135.9%	$7,383,797	67.3%	113.5%
Second lien debt investments	3,104,865	17.6%	47.8%	1,672,703	15.3%	25.7%
Preferred equity investments	175,930	1.0%	2.7%	56,942	0.5%	0.9%
Common equity and warrant investments	1,871,930	10.6%	28.8%	875,104	8.0%	13.5%
Total debt and equity investments	13,988,896	79.2%	215.2%	9,988,546	91.1%	153.6%
Structured Finance Securities	3,667,553	20.8%	56.4%	975,258	8.9%	15.0%
Total investments	$17,656,449	100.0%	271.6%	$10,963,804	100.0%	168.6%

(1)
Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $4,817,675 and $3,957,338, respectively. Unitranche loans generally provide leverage levels comparable to a combination of first lien and second lien or subordinated loans. Investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal and interest.

As of September 30, 2026, all of the Company’s debt and equity investments were domiciled in the United States, while its Structured Finance Securities were domiciled in the Cayman Islands. These CLO investments generally hold underlying portfolios of debt investments of companies domiciled in the United States. Geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

As of September 30, 2026, the industry composition of the Company’s portfolio was as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$1,513,197	8.6%	23.3%	$1,443,000	13.2%	22.2%
Finance and Insurance	2,097,563	11.9%	32.3%	2,003,189	18.3%	30.8%
Health Care and Social Assistance	4,327,128	24.5%	66.6%	1,262,837	11.5%	19.4%
Information	1,299,742	7.4%	20.0%	1,460,528	13.3%	22.5%
Management of Companies and Enterprises	1,448,299	8.2%	22.3%	1,232,652	11.2%	19.0%
Manufacturing	1,403,047	7.9%	21.6%	729,339	6.7%	11.2%
Professional, Scientific, and Technical Services	1,153,517	6.5%	17.7%	1,153,517	10.5%	17.7%
Public Administration	46,403	0.3%	0.7%	1,734	—%	—%
Retail Trade	700,000	3.9%	10.7%	701,750	6.4%	10.8%
Total debt and equity investments	13,988,896	79.2%	215.2%	9,988,546	91.1%	153.6%
Structured Finance Securities	3,667,553	20.8%	56.4%	975,258	8.9%	15.0%
Total investments	$17,656,449	100.0%	271.6%	$10,963,804	100.0%	168.6%

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

As of December 31, 2025, the industry composition of the Company’s portfolio was as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$2,194,854	6.1%	19.1%	$2,033,739	6.8%	17.7%
Education Services	1,377,674	3.8%	12.0%	1,386,259	4.7%	12.0%

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

For the three months ended September 30, 2026, no loans were placed on non-accrual status. Additionally, during the three months ended September 30, 2026, loans to a portfolio company which had previously been on non-accrual status with an aggregate amortized cost and fair value of $1,672,725 and $9,587, respectively, were exchanged for new preferred and common equity investments in the portfolio company. The aggregate amortized cost and fair value of loans on non-accrual status as of September 30, 2026 was $3,039,967 and $1,462,355, respectively. As of December 31, 2025, the Company had loans on non-accrual status with an aggregate amortized cost and fair value of $3,264,393 and $1,043,941, respectively.

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

Portfolio Concentration: The following table presents the Company’s investments based on fair value that comprise greater than 10% of the Company’s total net assets as of September 30, 2026.

					Percentage of Total
Portfolio Company	Investment Type	Industry	Amortized Cost	Fair Value	Fair Value	Net Assets
TruGreen Limited Partnership	Second Lien Debt	Administrative and Support and Waste Management and Remediation Services	$1,513,197	$1,443,000	13.2%	22.2%
Clevertech Bidco, LLC(2)	First Lien Debt	Finance and Insurance	1,411,879	1,316,316	12.0%	20.3%
One GI LLC	First Lien Debt	Management of Companies and Enterprises	1,448,299	1,232,652	11.2%	19.0%
Inergex Holdings, LLC	First Lien Debt	Professional, Scientific, and Technical Services	1,153,517	1,153,517	10.5%	17.8%
Boca Home Care Holdings, Inc.(2)	First Lien Debt, Common and Preferred Equity	Health Care and Social Assistance	1,062,735	1,013,022	9.2%	15.4%
Apex Credit CLO 2020 Ltd.(1)	Subordinated Note	Structured Finance Securities	2,880,880	803,044	7.3%	12.4%
Tolemar Acquisition, Inc.(2)	First Lien Debt	Manufacturing	1,352,965	714,339	6.5%	11.0%
PetSmart, Inc.	First Lien Debt	Retail Trade	700,000	701,750	6.4%	10.8%
ABG Intermediate Holdings 2, LLC	First Lien Debt	Finance and Insurance	685,684	686,873	6.3%	10.6%
Allen Media, LLC	First Lien Debt	Information	1,184,588	675,528	6.2%	10.4%
Total			$13,393,744	$9,740,041	88.8%	149.9%

(1)
As of September 30, 2026, approximately 8.9% and 15.0% of the Company’s total portfolio at fair value and its net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
(2)
As of September 30, 2026, the Company had aggregate outstanding commitments of $165,692 to fund the portfolio companies’ undrawn revolver facilities.

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

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 debt investments for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Transfers from Level 2 to Level 3	$—	$1,259,388	$—	$—
Transfers from Level 3 to Level 2	—	564,861	—	564,861

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

Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company may realize significantly less than the value at which such investment had previously been recorded and incur a realized capital loss. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from interest rate changes and elevated inflation rates, the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, activity in South America, instability in the U.S. and international banking systems, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, the risk of recession or the impact of the prolonged shutdown of U.S. government services, and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company’s investments. The Company’s investments are also subject to interest rate risk. Changes in interest rates enacted by the U.S. Federal Reserve may impact the Company’s investment income, cost of funding and the valuation of its investment portfolio.

The following tables present the Company’s investment portfolio measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, respectively:

Security	Level 1	Level 2	Level 3	Fair Value as of September 30, 2026
Debt investments	$—	$1,388,623	$7,667,877	$9,056,500
Equity investments	—	—	932,046	932,046
Structured Finance Securities	—	—	975,258	975,258
	$—	$1,388,623	$9,575,181	$10,963,804

Security	Level 1	Level 2	Level 3	Fair Value as of December 31, 2025
Debt investments	$—	$4,769,131	$19,111,327	$23,880,458
Equity investments	—	—	660,996	660,996
Structured Finance Securities	—	—	5,227,081	5,227,081
	$—	$4,769,131	$24,999,404	$29,768,535

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables provide the primary quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of September 30, 2026 and December 31, 2025. The Company may make changes to the valuation techniques, among techniques otherwise commonly utilized in accordance with its valuation policies, and/or the weighting of techniques used for particular investments based on changes in facts-and-circumstances and depending on the availability of, or changes in, information in order to produce the best estimate of fair value as of the measurement date. In addition to the techniques and unobservable inputs noted in the tables below and in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets. The tables are not intended to be all-inclusive and only present the most significant unobservable input(s) relevant to the valuation designee’s determination of fair value.

	Fair Value as of September 30, 2026	Valuation techniques	Unobservable input	Range (Weighted average)(1)
Debt investments:
First Lien	$3,145,360	Discounted cash flow	Discount rates	9.94% - 36.00% (19.12%)
	1,946,991	Market approach	EBITDA multiples	6.00x - 7.00x (6.37x)
	902,823	Market approach	Transaction Price
Second Lien	1,443,000	Discounted cash flow	Discount rates	16.22% - 16.22% (16.22%)
	229,703	Market approach	EBITDA multiples	9.00x - 9.00x (9.00x)

Structured Finance Securities(2):
Subordinated notes	975,258	Discounted cash flow	Discount rates	70.00% - 70.00% (70.00%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	20,112	Market approach	EBITDA multiples	6.75x - 6.75x (6.75x)
	36,830	Market approach	Transaction Price
Common equity and warrants	801,734	Market approach	EBITDA multiples	6.00x - 14.00x (10.11x)
	73,370	Market approach	Transaction Price
	$9,575,181

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

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present changes in the investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2026 and 2025, respectively:

	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2025	$16,069,764	$3,041,563	$36,265	$624,731	$5,227,081	$24,999,404
Net realized loss on investments	(88,081)	(201,220)	—	—	(2,920,903)	(3,210,204)
Net unrealized appreciation (depreciation) on investments	(613,732)	979,319	(120,789)	(1,280,886)	224,050	(812,038)
Amortization of Net Loan Fees	74,344	(4,722)	—	—	—	69,622
Capitalized PIK interest	20,068	—	—	—	—	20,068
Accretion of interest income on Structured Finance Securities	—	—	—	—	452,208	452,208
Purchase of portfolio investments	292,082	—	—	—	—	292,082
Proceeds from principal payments on portfolio investments	(2,283,765)	—	—	—	—	(2,283,765)
Sale or redemption of portfolio investments	(7,472,143)	(469,512)	—	—	(1,200,923)	(9,142,578)
Proceeds from distributions received from portfolio investments	—	—	—	—	(806,255)	(806,255)
Amendment fees received	(3,363)	—	—	—	—	(3,363)
Conversion from debt investments to equity investments	—	(1,672,725)	141,466	1,531,259	—	—
Level 3 assets, September 30, 2026	$5,995,174	$1,672,703	$56,942	$875,104	$975,258	$9,575,181

	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2024	$14,629,341	$9,250,862	$35,763	$532,683	$6,714,898	$31,163,547
Net realized loss on investments	(3,688)	(774,074)	—	—	—	(777,762)
Net unrealized appreciation (depreciation) on investments	(187,132)	(112,820)	502	(35,930)	(651,372)	(986,752)
Amortization of Net Loan Fees	74,522	94,963	—	—	22,423	191,908
Capitalized PIK interest	27,103	200,102	—	—	—	227,205
Accretion of interest income on Structured Finance Securities	—	—	—	—	692,106	692,106
Purchase of portfolio investments	2,240,851	—	—	—	377,737	2,618,588
Proceeds from principal payments on portfolio investments	(604,315)	(2,629,833)	—	—	(1,000,000)	(4,234,148)
Sale or redemption of portfolio investments	(402,784)	(220,000)	—	—	—	(622,784)
Proceeds from distributions received from portfolio investments	—	—	—	—	(1,086,312)	(1,086,312)
Amendment fees received	(5,993)	—	—	—	—	(5,993)
Transfers from Level 3 to Level 2	(564,861)	—	—	—	—	(564,861)
Level 3 assets, September 30, 2025	$15,203,044	$5,809,200	$36,265	$496,753	$5,069,480	$26,614,742

The net unrealized depreciation reported in the Company’s consolidated statements of operations for the nine months ended September 30, 2026 and 2025, attributable to the Company’s Level 3 assets still held at those respective period ends, was as follows:

	Nine Months Ended September 30,
	2026	2025
Debt investments	$(1,336,401)	$(627,033)
Equity investments	(1,401,674)	(35,428)
Structured Finance Securities	(1,118,206)	(628,981)
Net unrealized depreciation on investments held	$(3,856,281)	$(1,291,442)

Other Financial Assets and Liabilities

GAAP requires disclosure of the fair value of financial instruments for which it is practical to estimate such values. The Company believes that the carrying amounts of its other financial instruments, such as cash, cash equivalents, receivables and payables,

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

approximate the fair value of such items due to the short maturity of such financial instruments. The Banc of California Credit Facility, which was terminated on June 29, 2026, was a variable rate instrument and fair value approximated book value as of December 31, 2025.

The following tables present the fair value measurements of the Company’s debt and the level within the fair value hierarchy of the significant unobservable inputs used to determine such fair values as of September 30, 2026 and December 31, 2025:

	September 30, 2026
Description	Level 1	Level 2	Level 3(1)	Total
Unsecured Note	$—	$—	$9,465,557	$9,465,557
Total debt, at fair value	$—	$—	$9,465,557	$9,465,557

	December 31, 2025
Description	Level 1	Level 2	Level 3(1)	Total
Banc of California Credit Facility	$—	$—	$2,650,000	$2,650,000
Unsecured Note	—	—	14,811,558	14,811,558
Total debt, at fair value	$—	$—	$17,461,558	$17,461,558

(1)
For Level 3 measurements, fair value is estimated by discounting remaining payments using current market rates for similar instruments at the measurement date and considering such factors as the legal maturity date.

The following table sets forth the carrying values and fair values of the Company’s debt as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Banc of California Credit Facility(2)	$—	$—	$2,650,000	$2,650,000
Unsecured Note(3)	9,492,424	9,465,557	14,933,370	14,811,558
Total debt	$9,492,424	$9,465,557	$17,583,370	$17,461,558

(1)
Carrying value of the Unsecured Note is calculated as the outstanding principal amount less unamortized deferred debt issuance costs.
(2)
On June 29, 2026, the Company terminated the Banc of California Credit Facility.
(3)
On each of August 10, 2026 and September 29, 2026, the Company partially redeemed $4,000,000 and $1,500,000, respectively, of the Unsecured Note.

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

Note 6. Commitments and Contingencies

The following table presents the Company’s outstanding commitments to fund investments to portfolio companies as of September 30, 2026:

Portfolio Company	Investment Type	Commitment
Boca Home Care Holdings, Inc.	First Lien Debt (Revolver)	$106,452
Clevertech Bidco, LLC	First Lien Debt (Revolver)	32,769
Tolemar Acquisition, Inc.	First Lien Debt (Revolver)	26,471
		$165,692

In accordance with ASC 820, the Company considers undrawn amounts in the determination of fair value on its revolving lines of credit and delayed draw term loans. As of September 30, 2026, the Company had cash and cash equivalents of $6,410,556 to fund these outstanding commitments to portfolio companies.

In connection with the Plan of Sale and Dissolution, the Company recognized an estimated accrued liability related to liquidation expenses for which incurrence is deemed probable and the amount is reasonably estimable in accordance with ASC Topic 450, Contingencies. During the three months ended September 30, 2026, the Company accrued estimated liquidation expenses of $86,000, including professional fees and other general and administrative expenses that are expected to be incremental to the Company’s

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

ongoing operating expenditures. Furthermore, it is reasonably possible that the Company will incur additional liquidation expenses in excess of the amount accrued.

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
		$1,127,528

Legal and regulatory proceedings: From time to time, the Company may be involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2026.

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

On June 29, 2026, the Company terminated the Business Loan Agreement with Banc of California, which provided for borrowings to the Company in an aggregate principal amount up to $7,500,000. In connection with the termination of the facility, the Company recognized a loss on extinguishment of debt of $25,822 related to the acceleration and write-off of deferred financing costs.

For the three and nine months ended September 30, 2026 and 2025, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Banc of California Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stated interest expense	$—	$45,823	$31,921	$234,904
Amortization of debt issuance costs	—	20,453	21,173	60,913
Total interest and debt financing costs	$—	$66,276	$53,094	$295,817
Cash paid for interest expense	$—	$45,591	$32,642	$238,311
Effective interest rate	—	11.32%	11.60%	9.82%
Average outstanding balance	$—	$2,322,935	$612,088	$4,028,114

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

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

On July 22, 2026, the Company entered into an amendment (the “NPA Amendment”) to the Note Purchase Agreement. The NPA Amendment modified certain provisions of the Note Purchase Agreement in connection with the Company’s Plan of Sale and Dissolution, including provisions relating to: (i) financial reporting; (ii) change of control; (iii) corporate existence; (iv) BDC and regulated investment company status; (v) investment policies; (vi) restricted payments; (vii) line of business; (viii) asset coverage; and (ix) events of default. The NPA Amendment also permits the Company to prepare its financial statements on a liquidation basis of accounting following deregistration of the Company’s common stock under the Exchange Act, and restricts the Company from repurchasing shares of its common stock and increasing its current monthly distribution rate above $0.01 per common share until the Unsecured Note is fully repaid and terminated.

On July 28, 2026, the Company caused a notice to be issued to the holder of the Unsecured Note regarding the exercise of its option to partially redeem $4,000,000 of the outstanding Unsecured Note on August 10, 2026. The Company recognized a loss on extinguishment of debt of $5,940 related to the acceleration of unamortized deferred debt issuance costs in connection with the redemption.

On September 18, 2026, the Company caused a notice to be issued to the holder of the Unsecured Note regarding the exercise of its option to partially redeem $1,500,000 of the outstanding Unsecured Note on September 29, 2026. The Company recognized a loss on extinguishment of debt of $1,217 related to the acceleration of unamortized deferred debt issuance costs in connection with the redemption.

On October 5, 2026, the Company caused a notice to be issued to the holder of the Unsecured Note regarding the exercise of its option to partially redeem $4,000,000 of the outstanding Unsecured Note on October 15, 2026.

On October 27, 2026, the Company caused a notice to be issued to the holder of the Unsecured Note regarding the exercise of its option to partially redeem $2,000,000 of the outstanding Unsecured Note on November 6, 2026.

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

On September 30, 2026 and December 31, 2025, the Company’s Unsecured Note had an aggregate outstanding principal of $9,500,000 and $15,000,000, respectively.

For the three and nine months ended September 30, 2026 and 2025, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Note were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stated interest expense	$174,625	$206,250	$587,125	$618,750
Amortization of debt issuance costs	15,553	18,171	51,897	54,515
Total interest and debt financing costs	$190,178	$224,421	$639,022	$673,265
Cash paid for interest expense	$203,194	$206,250	$615,694	$618,750
Effective interest rate	5.94%	5.98%	6.01%	5.98%
Average outstanding balance	$12,706,522	$15,000,000	$14,227,106	$15,000,000

For the three and nine months ended September 30, 2026 and 2025, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average dollar borrowings	$12,706,522	$17,322,935	$14,839,194	$19,028,114
Weighted average effective interest rate	5.94%	6.66%	6.24%	6.81%

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Per Share Operating Performance:
Net asset value per share at beginning of period	$5.43	$9.64	$7.65	$10.21
Net investment income (loss)(1)	(0.11)	0.17	(0.09)	0.53
Net realized loss, net of taxes(1)	(2.51)	(0.49)	(2.83)	(0.50)
Net unrealized appreciation (depreciation) on investments, net of deferred taxes(1)	1.63	(0.22)	(0.17)	(0.76)
Loss on extinguishment of debt(1)(8)	—	—	(0.02)	—
Total net loss from operations(1)	(0.99)	(0.54)	(3.11)	(0.73)
Distributions(2)	(0.03)	(0.18)	(0.11)	(0.54)
Repurchase of common stock(1)(3)	—	(0.01)	(0.02)	(0.03)
Net asset value per share at end of period	$4.41	$8.91	$4.41	$8.91
Total return based on net asset value(4)(5)	(18.2)%	(5.7)%	(41.2)%	(7.6)%
Shares outstanding at end of period	1,474,525	1,534,942	1,474,525	1,534,942
Weighted average shares outstanding	1,474,525	1,574,678	1,489,993	1,617,702
Ratio/Supplemental Data
Average net asset value(6)	$7,257,681	$14,432,443	$8,978,240	$15,445,349
Net asset value at end of period	$6,501,668	$13,669,643	$6,501,668	$13,669,643
Net investment income (loss)	$(158,944)	$266,813	$(134,206)	$855,397
Ratio of total expenses, net to average net assets(7)(10)	39.8%	23.3%	33.6%	23.6%
Ratio of total expenses, net and loss on extinguishment of debt to average net assets(7)(9)(11)	39.9%	23.3%	34.0%	23.6%
Ratio of net investment income (loss) to average net assets(7)(12)	(8.8)%	7.4%	(2.0)%	7.4%
Ratio of loss on extinguishment of debt to average net assets(5)	0.1%	0.0%	0.4%	0.0%
Portfolio turnover(13)	9.8%	3.0%	7.9%	7.7%

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
(7)
Annualized.
(8)
For the quarter ended September 30, 2026, loss on extinguishment of debt rounds to less than $(0.01) per share.
(9)
Calculated as total expenses (annualized) plus the loss on extinguishment of debt, divided by average net assets.
(10)
Ratio of total expenses before the base management fee waiver to average net assets was 40.9% and 33.9% for the three and nine months ended September 30, 2026.

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

(11)
Ratio of total expenses before the base management fee waiver plus the loss on extinguishment of debt to average net assets was 41.0% and 34.3% for the three and nine months ended September 30, 2026.
(12)
Ratio of net investment loss before the base management fee waiver to average net assets was (9.9)% and (2.3)% for the three and nine months ended September 30, 2026.
(13)
Portfolio turnover rate is calculated using the lesser of period-to-date sales, portfolio investment distributions and principal payments or period-to-date purchases over the average of the total investments at fair value.

Note 9. Capital Transactions

Common Stock Transactions

During the three and nine months ended September 30, 2026 and 2025, the Company did not sell or issue any shares of common stock in the Offering. On July 23, 2026, the Board determined that continuation of the Offering was not consistent with the Plan of Sale and Dissolution and approved the termination of the Offering.

Repurchases of Shares

During the three months ended March 31, 2026 and June 30, 2026, the Board approved offers to purchase 1.0% of the weighted average number of outstanding shares of the Company’s common stock for the respective trailing 12-month periods. During the three months ended September 30, 2026, the Company did not offer to, and did not, repurchase any shares of its outstanding common stock.

During the three and nine months ended September 30, 2025, the Board approved offers to purchase 2.5% of the weighted average number of outstanding shares of the Company’s common stock for the respective trailing 12-month periods.

The following table summarizes the common stock repurchases by the Company for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Repurchase of common stock	—	$—	42,020	$391,621	31,776	$213,723	129,181	$1,265,122

All repurchased shares were retired upon acquisition.

The NPA Amendment precludes the Company from repurchasing shares of its common stock prior to the full repayment and termination of the Unsecured Note.

Distributions

The following table reflects the cash distributions per share that the Company declared on its common stock during the nine months ended September 30, 2026 and 2025. Stockholders of record as of each respective record date were entitled to receive the distribution.

Date Declared	Record Dates	Payment Date	Per Share Amount	Cash Distribution
Nine Months Ended September 30, 2026
January 28, 2026	January 28, 2026	April 15, 2026	$0.0167	$25,156
February 25, 2026	February 25, 2026	April 15, 2026	0.0167	25,155
March 27, 2026	March 27, 2026	April 15, 2026	0.0167	25,155
April 28, 2026	April 28, 2026	July 15, 2026	0.0100	14,902
May 27, 2026	May 27, 2026	July 15, 2026	0.0100	14,902
June 26, 2026	June 26, 2026	July 15, 2026	0.0100	14,902
July 29, 2026	July 29, 2026	October 15, 2026	0.0100	14,745
August 27, 2026	August 27, 2026	October 15, 2026	0.0100	14,745
September 28, 2026	September 28, 2026	October 15, 2026	0.0100	14,745
Total			$0.1101	$164,407

Nine Months Ended September 30, 2025
January 29, 2025	January 29, 2025	April 15, 2025	$0.0600	$99,846
February 26, 2025	February 26, 2025	April 15, 2025	0.0600	99,846
March 27, 2025	March 27, 2025	April 15, 2025	0.0600	97,206
April 26, 2025	April 28, 2025	July 15, 2025	0.0600	97,205

Hancock Park Corporate Income, Inc.

Notes to Consolidated Financial Statements (unaudited)

Date Declared	Record Dates	Payment Date	Per Share Amount	Cash Distribution
May 28, 2025	May 28, 2025	July 15, 2025	0.0600	97,205
June 26, 2025	June 26, 2025	July 15, 2025	0.0600	94,617
July 29, 2025	July 29, 2025	October 15, 2025	0.0600	94,617
August 27, 2025	August 27, 2025	October 15, 2025	0.0600	94,617
September 26, 2025	September 26, 2025	October 15, 2025	0.0600	92,098
Total			$0.5400	$867,257

Distributions in excess of the Company’s current and accumulated ICTI will be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions will be treated as a capital gain. The Company currently estimates that at least a portion of its distributions for the year ending December 31, 2026 will be characterized as a tax return of capital. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its estimated ICTI for the full year and distributions paid for the full year. Each year, a statement on Form 1099-DIV identifying the tax character of distributions is mailed to the Company’s stockholders.

The NPA Amendment precludes the Company from increasing its current monthly distribution rate above $0.01 per common share until the Unsecured Note is fully repaid and terminated.

Note 10. Subsequent Events

Partial Redemption of the Unsecured Note

On October 5, 2026, the Company caused a notice to be issued to the holder of the Unsecured Note regarding the exercise of its option to partially redeem $4,000,000 of the outstanding Unsecured Note on October 15, 2026.

Plan of Sale and Dissolution Approval

On October 6, 2026, the Plan of Sale and Dissolution was approved by stockholders at the Annual Meeting.

Partial Redemption of the Unsecured Note

On October 27, 2026, the Company caused a notice to be issued to the holder of the Unsecured Note regarding the exercise of its option to partially redeem $2,000,000 of the outstanding Unsecured Note on November 6, 2026.

Declaration of Distribution

On October 28, 2026, the Board declared a distribution of $0.01 per common share, which will be paid on January 15, 2027 to stockholders of record on October 28, 2026.

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

On July 23, 2026, our Board approved the Plan of Sale and Dissolution, and, on October 6, 2026, the Plan of Sale and Dissolution was approved at the Company’s 2026 annual meeting of stockholders (the “Annual Meeting”). The Plan of Sale and Dissolution authorizes the Company to sell, convey, transfer or otherwise dispose of all or substantially all of the Company’s assets, in one or more transactions, in accordance with Section 3-105 of the Maryland General Corporation Law (the “MGCL”) and to wind down its business and affairs and dissolve in accordance with Section 3-403 and related provisions of the MGCL. See “—Portfolio Composition and Investment Activity,” “—Results of Operations” and “—Liquidity and Capital Resources” for additional information.

Overview

Key performance metrics per common share are presented below:

	September 30, 2026	June 30, 2026
Net asset value	$4.41	$5.43

	Three Months Ended		Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Net investment income (loss)	$(0.11)	$(0.09)	$(0.09)	$0.53
Net decrease in net assets resulting from operations	(0.99)	(1.16)	(3.11)	(0.73)
Distributions declared	0.03	0.03	0.11	0.54

Our NAV per common share decreased from $5.43 at June 30, 2026 to $4.41 at September 30, 2026, primarily due to a net loss on investments of $0.88 per common share and a net investment loss of $0.11 per common share.

For the three months ended September 30, 2026, total investment income decreased to $562,391 from $682,365 in the prior quarter, primarily due to a smaller average investment portfolio, at cost. See “—Results of Operations” for additional information.

For the three months ended September 30, 2026, we recognized a net loss on investments of $1,301,690, primarily due to net realized and unrealized losses of $847,153 on our Structured Finance Securities.

As of September 30, 2026, we had non-accrual loans with an aggregate fair value of $1,462,355, or 13.3% of our total investments at fair value. See “—Portfolio Composition and Investment Activity” for additional information.

Our total outstanding debt decreased from $15,000,000 at June 30, 2026 to $9,500,000 at September 30, 2026 due to aggregate repayments of $5,500,000 on the outstanding Unsecured Note. For the three months ended September 30, 2026, our weighted-average debt interest costs decreased to 5.9%, compared to 6.3% during the prior quarter, due to the termination of the higher cost Banc of California Credit Facility in the prior quarter. As of September 30, 2026, 100% of our total outstanding debt was fixed rate and contractually matures November 27, 2026. See “—Liquidity and Capital Resources” for additional information.

As of September 30, 2026, the aggregate amount outstanding of the senior securities issued by us was $9,500,000, for which our asset coverage was 168%, exceeding our minimum asset coverage requirement of 150% under the 1940 Act. As of September 30, 2026, we had cash and cash equivalents of $6,410,556 to fund $165,692 in outstanding unfunded commitments to portfolio companies. We continue to believe that we have sufficient levels of liquidity to meet our commitments to existing portfolio companies. See “—Liquidity and Capital Resources” for additional information.

As of September 30, 2026, we estimate that stockholders will receive total liquidating distributions in the range of approximately $3.05 to $3.55 per common share, although there can be no assurance as to the actual amounts or timing of any such distributions. The decrease in the total liquidating distribution range from our estimate as of June 30, 2026, primarily related to the $0.88 net loss on our investments during the quarter ended September 30, 2026. The actual amount and timing of any liquidating distributions will depend on factors including market conditions at the time of sale and the amount of liabilities to be satisfied or reserved, and may differ materially from this estimate. The amount ultimately distributed to our stockholders could be less than the estimated amounts set forth above. There can be no assurance as to the actual amounts or timing of any such distributions, which may be impacted by, among other things, market conditions, the lack of a readily available market for the Company’s investments, the timing, sequencing and method of asset dispositions, the nature and terms of the proposals received from third parties and what the board of directors determines to be in the best interests of the Company. In estimating the potential range of liquidating distributions, the Company estimated a range of net proceeds that may be available for distribution to stockholders resulting from the sale, repayment or other disposition of all portfolio investments and the settlement of all other assets and liabilities of the Company, including ongoing operating expenditures and wind down costs incurred through the estimated liquidation period. The estimated realizable value of portfolio investments was based on a combination of factors, including, as applicable, recent fair value estimates, available market quotes, the nature and characteristics of each respective investment and asset class, credit quality and internal risk ratings, issuer-specific factors, the illiquidity of the investment, market information, estimated transaction discounts, and management’s estimate of the value, taking into account management’s market knowledge of relevant secondary market activity and experience, and other information available to management. Estimated liquidation value is not the same as fair value, and the Company may realize significantly less than fair value. A majority of the Company’s investments are classified as Level 3 under Accounting Standards Codification Topic 820. This means that the Company’s investment portfolio valuations are generally based on unobservable inputs and assumptions about how market participants would price the asset in question. Inputs into the determination of fair value of the Company’s portfolio investments require significant management judgment and estimation. The estimated amount of ongoing operating expenditures was based on historical experience and current and forward-looking fund dynamics, including the estimated time period to wind down conclusion. The estimated amount of wind down costs was based on an evaluation of potential professional fees and other general and administrative expenses that may likely be incurred in connection with a wind down process, including legal, accounting, proxy solicitation fees, transfer agent fees, as well as general reserves for miscellaneous costs and other potential reserves. These estimates are based on significant assumptions as of September 30, 2026, and the ultimate amount of liquidating distributions could differ materially from the estimated range indicated.

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
•
Expense Limitation Agreement: During the Offering that was conducted from August 30, 2016 through July 23, 2026, OFS Advisor limited our incurred organization and offering costs and Contractual Issuer Expenses under the Investment Advisory Agreement. In connection with the termination of the Offering on July 23, 2026, OFS Advisor no longer provides expense support to us and we are no longer conditionally liable for organization and offering costs and Contractual Issuer Expenses that OFS Advisor and affiliates incurred on our behalf throughout the Offering. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3.”

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

In connection with the Board’s approval of the Plan of Sale and Dissolution, the Dealer Manager Agreement automatically terminated upon termination of the Offering by the Board on July 23, 2026. From August 3, 2020 through July 23, 2026, CCO served as the dealer manager in the Offering. Pursuant to the Dealer Manager Agreement, CCO provided certain sales, promotional and marketing services to us in connection with the Offering. We paid CCO an aggregate dealer manager fee of an amount up to 3.0% of the gross proceeds from sales of the Offering.

In connection with the approved Plan of Sale and Dissolution, the Investment Advisory Agreement is expected to be terminated in connection with the dissolution and liquidation of the Company. Effective July 1, 2026, OFS Advisor agreed to reduce its annual base management fee rate from 1.25% to 0.75% and to waive any Income Incentive Fee or Capital Gains Fee until the liquidation or dissolution of the Company. OFS Advisor is not entitled to recoup the amount of the reduced or waived fees.

In connection with the approved Plan of Sale and Dissolution, the Administration Agreement is expected to be terminated in connection with the dissolution and liquidation of the Company.

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

In addition, we have submitted a new application for exemptive relief that, if granted, will supersede our existing Order and permit us to co-invest pursuant to a different set of conditions than those in our existing Order. However, there is no guarantee that the SEC will grant such application. In connection with the approval of the Plan of Sale and Dissolution, the Company no longer intends to make co-investments in reliance on the Order.

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

Critical Accounting Policies and Significant Estimates

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

The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments as of September 30, 2026:

		Range of Fair Value(1)
Investment Type	Fair Value as of September 30, 2026	Low-end	High-end
Debt investments:
First lien	$7,383,797	$7,148,639	$7,646,882
Second lien	1,672,703	1,398,000	2,188,593

Structured Finance Securities:
Subordinated notes	975,258	864,029	1,086,486

Equity investments:
Preferred equity	56,942	36,832	104,832
Common equity and warrants	875,104	803,370	942,370
	$10,963,804	$10,250,870	$11,969,163

(1)
A majority of our investments are classified as Level 3 under ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and assumptions about how market participants would price the asset in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment and estimation.

Portfolio Composition and Investment Activity

Portfolio Composition

The following table summarizes the composition of our investment portfolio as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt investments(1)	$8,836,171	$7,383,797	$19,669,597	$18,083,409
Second lien debt investments	3,104,865	1,672,703	8,099,214	5,797,049
Preferred equity investments	175,930	56,942	34,464	36,265
Common equity and warrant investments	1,871,930	875,104	340,671	624,731
Total Portfolio Company Investments	13,988,896	9,988,546	28,143,946	24,541,454
Structured Finance Securities	3,667,553	975,258	8,143,426	5,227,081
Total Investments	$17,656,449	$10,963,804	$36,287,372	$29,768,535
Total number of Portfolio Companies and Structured Finance Securities	17	17	32	32

(1)
As of September 30, 2026 and December 31, 2025, first lien debt investments include unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $4,817,675 and $3,957,338, respectively, and $14,373,479 and $13,551,279, respectively. Unitranche loans generally provide leverage levels comparable to a combination of first lien and second lien or subordinated loans. Investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal and interest.

As of September 30, 2026, 100% and 83% of our loan portfolio and total portfolio, respectively, consisted of first lien and second lien debt investments, respectively, based on fair value.

As of September 30, 2026, the three largest industries of our Portfolio Company Investments by fair value were: (1) Finance and Insurance of 20.1%; (2) Information of 14.6%; and (3) Administrative and Support and Waste Management and Remediation Services of 14.4%, totaling an aggregate of approximately 49.1% of our debt and equity investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1. Financial Statements—Note 4.”

The following table presents our ten largest investments by issuer based on fair value as of September 30, 2026:

Issuer Name	Investment Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value	% of Net Assets, at Fair Value
TruGreen Limited Partnership	Debt	$1,513,197	$1,443,000	13.2%	22.2%
Clevertech Bidco, LLC	Debt	1,411,879	1,316,316	12.0%	20.3%
One GI LLC	Debt	1,448,299	1,232,652	11.2%	19.0%
Inergex Holdings, LLC	Debt	1,153,517	1,153,517	10.5%	17.8%
Boca Home Care Holdings, Inc.	Debt and Equity	1,062,735	1,013,022	9.2%	15.4%
Apex Credit CLO 2020 Ltd.	Structured Finance Security(1)	2,880,880	803,044	7.3%	12.4%
Tolemar Acquisition, Inc.	Debt	1,352,965	714,339	6.5%	11.0%
PetSmart, Inc.	Debt	700,000	701,750	6.4%	10.8%
ABG Intermediate Holdings 2, LLC	Debt	685,684	686,873	6.3%	10.6%
Allen Media, LLC	Debt	1,184,588	675,528	6.2%	10.4%
Total		$13,393,744	$9,740,041	88.8%	149.9%

(1)
As of September 30, 2026, approximately 8.9% and 15.0% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.

A deterioration in the operating performance of these portfolio investments, or other factors underlying the valuation of these investments, could have a material impact on our NAV.

On October 6, 2026, the Plan of Sale and Dissolution was approved by stockholders at the Annual Meeting. As a result, we expect the relative concentration of our remaining investment portfolio to increase during the wind-down process. As portfolio investments are realized, the remaining investment portfolio is expected to consist of a smaller number of investments, causing individual portfolio companies and industry exposures to represent a larger percentage of our total investments and net assets. As a result, changes in the operating performance, credit quality or valuation of any individual portfolio company may have a more significant effect on our NAV, liquidity and operating results than in prior periods.

Structured Finance Securities

The following table summarizes the composition of our Structured Finance Securities as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes and other CLO equity related investments	$3,667,553	$975,258	$8,143,426	$5,227,081
Total Structured Finance Securities	$3,667,553	$975,258	$8,143,426	$5,227,081
Number of Structured Finance Security Issuers	2	2	5	5

Non-performing Structured Finance Securities are securities that have not been optionally redeemed and have an effective yield of 0.0%, because the remaining residual distributions are anticipated to be recognized as a return of capital. As of September 30, 2026 and December 31, 2025, the aggregate amortized cost and fair value of non-performing Structured Finance Securities was $786,673 and $172,214, respectively, and $764,195 and $334,496, respectively.

During the nine months ended September 30, 2026, we sold Structured Finance Securities for net proceeds of $1,200,923, resulting in an aggregate net realized loss of $2,920,903.

Portfolio Yields

The following table presents weighted-average yield metrics for our investment portfolio for the three months ended September 30, 2026 and June 30, 2026:

	For the Three Months Ended
	September 30, 2026	June 30, 2026
Weighted-average performing income yield(1):
Debt investments	13.2%	11.4%
Structured Finance Securities	10.5%	8.7%
Interest-bearing investments	12.5%	10.6%

Weighted-average realized yield(2):
Interest-bearing investments	9.6%	8.8%

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

For the three months ended September 30, 2026, the weighted average performing income yield on interest-bearing investments increased to 12.5% from 10.6% during the prior quarter. This increase was primarily due to an increase in non-recurring prepayment fees and Net Loan Fees related to full repayment of certain debt investments.

Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels. As of September 30, 2026, 97% of our total loan portfolio, at fair value, consisted of variable rate investments, generally indexed to SOFR. See additional information under “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Investment Activity

The following is a summary of our investment activity for the three months ended September 30, 2026 and June 30, 2026, and comparison of the nine months ended September 30, 2026 and September 30, 2025:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025

Investments in debt and equity securities	$1,514,127	$71,842	$1,677,767	$2,240,851
Investments in Structured Finance Securities	—	—	—	377,737
Total investment purchases and originations	$1,514,127	$71,842	$1,677,767	$2,618,588

Proceeds from principal payments on portfolio investments	$2,173,147	$77,995	$3,797,100	$4,258,897
Proceeds from sale or redemption of portfolio investments	6,763,564	3,392,018	12,098,101	1,671,477
Proceeds from distributions received from portfolio investments	356,427	191,178	806,255	1,086,312
Total proceeds from principal payments and distributions received from portfolio investments	$9,293,138	$3,661,191	$16,701,456	$7,016,686

Non-Cash Investment Activity

During the three months ended September 30, 2026, our second lien debt investments in BayMark Health Services, Inc. underwent a restructuring, through which our second lien debt investments were exchanged for new preferred and common equity investments. The cost of the existing second lien debt investments was ascribed to the preferred and common equity investments received in the exchange, and no realized loss was recognized. As of September 30, 2026, our preferred and common equity investments had an aggregate cost and fair value of $1,672,725 and $20,112, respectively.

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

We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2025. The following table shows the classification of our debt securities, excluding Structured Finance Securities, by credit risk rating as of September 30, 2026 and December 31, 2025:

Debt Investments
	September 30, 2026			December 31, 2025
Risk Category	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value
1 (Low Risk)	$—	$—	—%	$—	$—	—%
2 (Below Average Risk)	—	—	—%	—	—	—%
3 (Average)	7,811,815	7,436,930	82.1%	19,709,290	19,156,151	80.2%
4 (Special Mention)	4,129,221	1,619,570	17.9%	8,059,521	4,724,307	19.8%
5 (Substandard)	—	—	—%	—	—	—%
6 (Doubtful)	—	—	—%	—	—	—%
7 (Loss)	—	—	—%	—	—	—%
	$11,941,036	$9,056,500	100.0%	$27,768,811	$23,880,458	100.0%

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

As of September 30, 2026

The following table shows the classification of our debt investments on non-accrual status:

	September 30, 2026
	Amortized Cost	Fair Value
First lien debt	$1,448,299	$1,232,652
Second lien debt	1,591,668	229,703
Total	$3,039,967	$1,462,355

For the three months ended September 30, 2026, no loans were placed on non-accrual status. Additionally, during the three months ended September 30, 2026, loans to a portfolio company which had previously been on non-accrual status with an aggregate amortized cost and fair value of $1,672,725 and $9,587, respectively, were exchanged for new preferred and common equity investments in the portfolio company.

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

On October 6, 2026, at the Annual Meeting the Plan of Sale and Dissolution was approved by stockholders, authorizing us to sell, convey, transfer or otherwise dispose of all or substantially all of our assets, in one or more transactions. Based on the Plan of Sale and Dissolution and our new investment objective, we expect to operate in a wind down posture and to undertake, over time, the orderly management, monetization and disposition of our investment portfolio, the satisfaction of our outstanding liabilities and obligations, including the Unsecured Note, the making of one or more liquidating distributions to stockholders and the filing of articles of dissolution with the State Department of Assessments and Taxation of Maryland. The timing and manner of these actions will depend on market conditions, portfolio considerations and other factors deemed relevant by us and the Board.

We expect our operations and financial results may change materially over time as we liquidate and monetize our investment portfolio. As the investment portfolio is realized and decreases in size, we expect recurring interest income to decrease over time as income-producing assets are monetized and cash balances are utilized for repaying the Unsecured Note, operating expenses and liquidating distributions to stockholders. We also expect total assets and net assets to decline as proceeds are used to repay the Unsecured Note and fund liquidating distributions. Our future operating results and liquidity will become heavily dependent on the timing and value of investment portfolio realizations rather than ongoing investment activity and operations.

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

Comparison of the three months ended September 30, 2026 and June 30, 2026, and comparison of the nine months ended September 30, 2026 and 2025

	Three Months Ended		Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Interest income	$533,138	$672,882	$2,080,850	$3,313,809
PIK interest income	6,581	6,734	20,068	227,205
Dividend income	1,104	1,099	3,273	3,231
Fee income	21,568	1,650	25,178	43,982
Total investment income	562,391	682,365	2,129,369	3,588,227
Total operating expenses, before waivers and limitations	741,635	816,020	2,297,134	2,755,395
Base management fee waiver	(19,928)	—	(19,928)	—
Net expense limitation	(372)	(6,496)	(13,631)	(22,565)
Net investment income (loss)	(158,944)	(127,159)	(134,206)	855,397
Net loss on investments	(1,301,690)	(1,568,905)	(4,472,030)	(2,044,379)
Loss on extinguishment of debt	(7,157)	(25,822)	(32,979)	—
Net decrease in net assets resulting from operations	$(1,467,791)	$(1,721,886)	$(4,639,215)	$(1,188,982)

Investment Income

For the three months ended September 30, 2026 and June 30, 2026

For the three months ended September 30, 2026, total investment income decreased by $119,974 compared to the prior quarter, primarily due to a decrease in interest income of $139,744, partially offset by an increase in non-recurring fee income of $19,918. The decrease in interest income was primarily due to a smaller average debt investment portfolio, at cost.

For the nine months ended September 30, 2026 and 2025

Total investment income for the nine months ended September 30, 2026 decreased by $1,458,858 compared to the corresponding period in the prior year, primarily due to a smaller average investment portfolio, at cost, and an increase in non-accrual debt investments.

For the nine months ended September 30, 2026, PIK interest income decreased by $207,137 compared to the corresponding period in the prior year, primarily due to the placement of a second lien debt investment with an all-PIK interest rate of 18.00% on non-accrual status during the fourth quarter of 2025.

Operating Expenses

Total operating expenses for the three months ended September 30, 2026 and June 30, 2026, and nine months ended September 30, 2026 and 2025 are presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Expenses subject to limitation under the Investment Advisory Agreement:
Contractual Issuer Expenses	$372	$4,852	$9,954	$17,253
Amortization of deferred offering costs	—	1,644	3,677	5,312
Total expenses subject to limitation under the Investment Advisory Agreement	372	6,496	13,631	22,565

Other operating expenses:
Interest expense	190,178	234,744	692,116	969,082
Base management fees	49,821	70,434	206,045	330,346
Incentive fees	—	—	—	149,884
Administrative fees	202,664	167,975	489,464	495,344
Professional fees	237,479	259,257	677,965	514,372
Transfer agent expenses	13,879	34,420	89,022	128,745
Other expenses	47,242	42,694	128,891	145,057
Total other operating expenses	741,263	809,524	2,283,503	2,732,830
Base management fee waiver	(19,928)	—	(19,928)	—
Total other operating expenses, net of base management fee waiver	$721,335	$809,524	$2,263,575	$2,732,830

Expenses Limited under the Investment Advisory Agreement

Due to the termination of the Offering on July 23, 2026, OFS Advisor no longer provides expense support to us. Under the Investment Advisory Agreement, OFS Advisor provided expense support in regard to offering-related expenses, including Contractual Issuer Expenses and the amortization of deferred offering costs. In connection with the Plan of Sale and Dissolution, the Investment Advisory Agreement is expected to be terminated in connection with the final dissolution and liquidation of the Company.

Prior to the termination of the Offering on July 23, 2026, we were conditionally obligated to pay OFS Advisor up to 1.5% of the gross proceeds raised in the Offering until all reimbursable offering costs and Contractual Issuer Expenses paid by OFS Advisor and their affiliates have been recovered. During the nine months ended September 30, 2026 and 2025, we did not reimburse OFS Advisor for any offering costs and Contractual Issuer Expenses because there were no sales of common stock under the Offering. In connection with the termination of the Offering, we are no longer conditionally liable for offering costs and Contractual Issuer Expenses of $227,340 that OFS Advisor and affiliates incurred on our behalf throughout the Offering. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3” for additional information.

Other Operating Expenses

For the three months ended September 30, 2026 and June 30, 2026

For the three months ended September 30, 2026, total other operating expenses, net of base management fee waiver, decreased by $88,189 compared to the prior quarter, primarily due to a decrease in interest expense and base management fees, net, partially offset by an increase in administrative fees.

For the nine months ended September 30, 2026 and 2025

For the nine months ended September 30, 2026, total other operating expenses, net of base management fee waiver, decreased by $469,255 compared to the corresponding period in the prior year, primarily due to an aggregate decrease of $299,993 in expenses payable to OFS Advisor and affiliates (base management fees, incentive fees and administrative fees) and a decrease of $276,966 in interest expense primarily related to a decrease of $4,188,920 in our average outstanding debt balance, partially offset by an increase in professional fees of $163,593 primarily due to additional costs incurred in connection with the Plan of Sale and Dissolution.

Net realized and unrealized gain (loss) on investments

Net loss on investments for the three months ended September 30, 2026 and June 30, 2026

For the three months ended September 30, 2026, we recognized a net loss on investments of $1,301,690 due to a net realized loss of $3,695,225, partially offset by net unrealized appreciation of $2,393,535, net of taxes. For the three months ended September 30, 2026, our net loss on investments of $1,301,690 was primarily due to net realized and unrealized losses of $847,153 on Structured Finance Securities.

For the three months ended June 30, 2026, we recognized a net loss on investments of $1,568,905 due to net unrealized depreciation of $1,032,800, net of taxes, and a net realized loss of $536,105. For the three months ended June 30, 2026, our net unrealized depreciation of $1,032,800, net of taxes, was primarily attributable to net unrealized depreciation of $1,091,816 on Structured Finance Securities.

Net loss on investments for the nine months ended September 30, 2026 and 2025

For the nine months ended September 30, 2026, net loss on investments of $4,472,030 was primarily due to a net realized loss of $4,225,159, consisting of net realized losses of $2,920,903 on Structured Finance Securities and $1,304,256 on debt investments.

For the nine months ended September 30, 2025, net loss on investments of $2,044,379 was primarily due to net unrealized depreciation of $558,998 on debt investments and $651,372 on Structured Finance Securities. Our net loss on investments of $2,044,379 also included a net realized loss of $809,620 on debt investments.

Loss on extinguishment of debt

On July 28, 2026, we caused a notice to be issued to the holder of the Unsecured Note regarding the exercise of our option to partially redeem $4,000,000 of the outstanding Unsecured Note on August 10, 2026. We recognized a loss on extinguishment of debt of $5,940 related to the acceleration of unamortized deferred debt issuance costs in connection with the redemption.

On September 18, 2026, we caused a notice to be issued to the holder of the Unsecured Note regarding the exercise of our option to partially redeem $1,500,000 of the outstanding Unsecured Note on September 29, 2026. We recognized a loss on extinguishment of debt of $1,217 related to the acceleration of unamortized deferred debt issuance costs in connection with the redemption.

Liquidity and Capital Resources

As of September 30, 2026, we held cash and cash equivalents of $6,410,556.

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

As of September 30, 2026, we had $165,692 in outstanding unfunded commitments to portfolio investments. We continue to believe that we have sufficient levels of liquidity to meet our commitments to existing portfolio companies.

As of September 30, 2026, our Unsecured Note had an outstanding balance of $9,500,000 and is contractually due on November 27, 2026. See “—Borrowings” and “—Contractual Obligations” below for additional information.

At September 30, 2026, the aggregate amount outstanding of the senior securities issued by us was $9,500,000, for which our asset coverage was 168%, exceeding our minimum asset coverage requirement of 150% under the 1940 Act. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Sources and Uses of Cash

We expect to generate cash primarily from: (i) investment portfolio repayments and sales; and (ii) interest income from portfolio investments. Our primary use of cash will be for: (i) fulfilling existing commitments to current portfolio companies; (ii) the cost of operations (including paying OFS Advisor and OFS Services); (iii) debt service of the Unsecured Note; and (iv) cash distributions to the stockholders. These principal sources and uses of cash and liquidity are presented below:

	Nine Months Ended September 30,
	2026	2025
Cash from net investment income (loss)(1)	$(333,491)	$388,060
Net repayments of portfolio investments(1)	15,187,795	4,730,460
Net cash provided by operating activities	14,854,304	5,118,520

Distributions paid to common stockholders(2)	(320,380)	(726,710)
Net repayments under revolving line of credit	(2,650,000)	(3,115,000)
Repayment of Unsecured Note	(5,500,000)	—
Repurchases of common stock	(467,202)	(1,167,831)
Net cash used in financing activities	(8,937,582)	(5,009,541)
Net change in cash and cash equivalents	$5,916,722	$108,979

(1)
Cash from net investment income (loss) includes all other cash flows from operating activities reported in our statements of cash flows. Net purchases and originations/repayments and sales of portfolio investments includes the purchase and origination of portfolio investments, proceeds from principal payments on portfolio investments, proceeds from sale or redemption of portfolio investments, changes in receivables for investments sold, payable for investments purchased as reported in our statements of cash flows, as well as the excess of proceeds from distributions received from Structured Finance Securities over accretion of interest income on Structured Finance Securities.
(2)
The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year.

Net cash provided by operating activities

Our operating activities provided $14,854,304 and $5,118,520 in cash for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026 and September 30, 2025, the principal source of operating liquidity was the sale and repayment of portfolio investments.

Net purchases and origination of portfolio investments relates to the investment activity of our portfolio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Composition and Investment Activity.”

Net cash used in financing activities

Our financing activities used $8,937,582 and $5,009,541 in cash for the nine months ended September 30, 2026 and 2025. The increase in cash used in financing activities was primarily due to the repayment of the Unsecured Note, partially offset by a reduction in distributions paid to common stockholders and the cessation of repurchases of common stock in the third quarter of 2026.

During the nine months ended September 30, 2026, we paid $320,380 in distributions to common stockholders and, subsequent to September 30, 2026, we paid $44,235 in distributions to our common stockholders.

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

On July 22, 2026, we entered into the NPA Amendment to the Note Purchase Agreement. The NPA Amendment modified certain provisions of the Note Purchase Agreement in connection with our Plan of Sale and Dissolution, including provisions relating to: (i) financial reporting; (ii) change of control; (iii) corporate existence; (iv) BDC and regulated investment company status; (v) investment policies; (vi) restricted payments; (vii) line of business; (viii) asset coverage; and (ix) events of default. The NPA Amendment also permits us to prepare our financial statements on a liquidation basis of accounting following deregistration of our common stock under the Exchange Act, restricts us from repurchasing shares of our common stock and increasing our current monthly distribution rate above $0.01 per common share until the Unsecured Note is fully repaid and terminated.

On July 28, 2026, we caused a notice to be issued to the holder of the Unsecured Note regarding the exercise of our option to partially redeem $4,000,000 of the outstanding Unsecured Note on August 10, 2026. In connection with the redemption, we recognized a loss on extinguishment of debt of $5,940 related to the acceleration of unamortized deferred debt issuance costs.

On September 18, 2026, we caused a notice to be issued to the holder of the Unsecured Note regarding the exercise of our option to partially redeem $1,500,000 of the outstanding Unsecured Note on September 29, 2026. In connection with the redemption, we recognized a loss on extinguishment of debt of $1,217 related to the acceleration of unamortized deferred debt issuance costs.

On October 5, 2026, we caused a notice to be issued to the holder of the Unsecured Note regarding the exercise of our option to partially redeem $4,000,000 of the outstanding Unsecured Note on October 15, 2026.

On October 27, 2026, we caused a notice to be issued to the holder of the Unsecured Note regarding the exercise of our option to partially redeem $2,000,000 of the outstanding Unsecured Note on November 6, 2026.

As of September 30, 2026, we were in compliance in all material respects with the applicable covenants under the Note Purchase Agreement.

As of September 30, 2026, the Unsecured Note had the following terms and balances:

	Principal	Unamortized Deferred Debt Issuance Costs	Stated Interest Rate	Effective Interest Rate(1)	Maturity
Unsecured Note	$9,500,000	$7,576	5.50%	5.94%	11/27/2026

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

BDCs are generally required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities. Our required asset coverage ratio of 150% limits the amount that we may borrow. As of September 30, 2026, the aggregate amount outstanding of the senior securities issued by us was $9,500,000, for which our asset coverage was 168%, exceeding our minimum asset coverage requirement of 150% under the 1940 Act. The asset coverage ratio for a class of senior securities representing indebtedness is calculated by aggregating our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

In addition, as a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. As of September 30, 2026, approximately 95% of our assets were qualifying assets.

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

Contractual Obligations

We, with approval of our Board, entered into the Investment Advisory Agreement, the Dealer Manager Agreement and the Administration Agreement. In connection with our Plan of Sale and Dissolution, the Dealer Manager Agreement automatically terminated upon termination of the Offering by the Board on July 23, 2026. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 1 and Note 3.” In connection with the approved Plan of Sale and Dissolution, the Investment Advisory Agreement and the Administration Agreement are both expected to be terminated in connection with the dissolution and liquidation of the Company.

As of September 30, 2026, we had $6,410,556 of cash and cash equivalents to meet our short-term contractual obligations, such as $165,692 in outstanding commitments to fund undrawn revolvers of certain portfolio companies.

Our Unsecured Note is scheduled to mature in November 2026 and had an outstanding principal balance of $9,500,000 as of September 30, 2026. We will need to generate significant cash flows from the disposal of portfolio investments in order to repay the outstanding principal balance on the Unsecured Note on or prior to the maturity date. If we are unable to generate sufficient liquidity to repay the Unsecured Note by the maturity date, we may be in default under the agreement which could result in default interest (at an incremental rate of 2.00% above the regular stated interest rate) and other remedies. The outstanding principal of the Unsecured Note could be repaid by using cash and cash equivalents of $6,410,556 and selling portfolio investments that had a fair value of $10,963,804 as of September 30, 2026. There are no assurances we will be able to sell portfolio investments upon terms acceptable to us and in sufficient amounts in the future in order to repay the Unsecured Note. On October 15, 2026 and November 6, 2026, we used cash and cash equivalents to partially redeem an aggregate of $6,000,000 of the outstanding Unsecured Note, resulting in an outstanding principal balance of $3,500,000.

All of our investments, carried at fair value, are classified as either Level 2 or Level 3 under ASC 820, with 87% of our investments classified as illiquid Level 3 investments as of September 30, 2026. In accordance with our investment strategy, we typically do not hold equity securities or other instruments that are actively traded on an exchange (Level 1). If we are required to liquidate portfolio investments in a forced or liquidation sale, we could realize significantly less than their current fair value and incur significant realized losses on our invested capital.

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

Off-Balance Sheet Arrangements

On July 23, 2026, the Board approved the termination of the Offering. Following the Board’s approval to terminate the Offering, OFS Advisor no longer provides expense support to us and we are no longer conditionally liable for offering costs and Contractual Issuer Expenses that OFS Advisor and affiliates incurred on our behalf throughout the Offering. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 3.”

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

As of September 30, 2026, we estimate that stockholders will receive total liquidating distributions in the range of approximately $3.05 to $3.55 per common share, although there can be no assurance as to the actual amounts or timing of any such distributions. The decrease in the total liquidating distribution range primarily related to a $0.88 net loss on our investment portfolio during the quarter ended September 30, 2026. The actual amount and timing of any liquidating distributions will depend on factors including market conditions at the time of sale and the amount of liabilities to be satisfied or reserved, and may differ materially from this estimate. The amount ultimately distributed to our stockholders could be less than the estimated amounts set forth above. There can be no assurance as to the actual amounts or timing of any such distributions, which may be impacted by, among other things, market conditions, the lack of a readily available market for the Company’s investments, the timing, sequencing and method of asset dispositions, the nature and terms of the proposals received from third parties and what the board of directors determines to be in the best interests of the Company. In estimating the potential range of liquidating distributions, the Company estimated a range of net proceeds that may be available for distribution to stockholders resulting from the sale, repayment or other disposition of all portfolio investments and the settlement of all other assets and liabilities of the Company, including ongoing operating expenditures and wind down costs incurred through the estimated liquidation period. The estimated realizable value of portfolio investments was based on a combination of factors, including, as applicable, recent fair value estimates, available market quotes, the nature and characteristics of each respective investment and asset class, credit quality and internal risk ratings, issuer-specific factors, the illiquidity of the investment, market information, estimated transaction discounts, and management’s estimate of the value, taking into account management’s market knowledge of relevant secondary market activity and experience, and other information available to management. Estimated liquidation value is not the same as fair value, and the Company may realize significantly less than fair value. A majority of the Company’s investments are classified as Level 3 under Accounting Standards Codification Topic 820. This means that the Company’s investment portfolio valuations are generally based on unobservable inputs and assumptions about how market participants would price the asset in question. Inputs into the determination of fair value of the Company’s portfolio investments require significant management judgment and estimation. The estimated amount of ongoing operating expenditures was based on historical experience and current and forward-looking fund dynamics, including the estimated time period to wind down conclusion. The estimated amount of wind down costs was based on an evaluation of potential professional fees and other general and administrative expenses that may likely be incurred in connection with a wind down process, including legal, accounting, proxy solicitation fees, transfer agent fees, as well as general reserves for miscellaneous costs and other potential reserves. These estimates are based on significant assumptions as of September 30, 2026, and the ultimate amount of liquidating distributions could differ materially from the estimated range indicated.This estimate is based on assumptions regarding portfolio liquidation values and wind down costs and is subject to uncertainty. Actual amounts and timing of any liquidating distributions will depend on factors including market conditions at the time of sale and the amount of liabilities to be satisfied or reserved, and may differ materially from this estimate. The amount ultimately distributed to our stockholders could be less than the estimated amounts set forth above.

We do not currently qualify as a “publicly offered regulated investment company” as defined in the Code. Since we are not a publicly offered RIC, a non-corporate stockholder’s allocable portion of our affected expenses, including a portion of our base management fee, incentive fee and certain other expenses, will be treated as an additional ordinary dividend to the stockholder. Each non-corporate stockholder’s allocable portion of these expenses is also treated as a miscellaneous itemized deduction that is not currently deductible by such stockholder under the Code.

Share Repurchases

Since November 2018, the Board has approved quarterly tender offers to purchase shares of our outstanding common stock. For the period from November 2019 through December 31, 2025, we conducted quarterly tender offers to purchase, in each case, 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period. For the three months ended March 31, 2026 and June 30, 2026, the Board approved offers to purchase 1.0% of the weighted average number of outstanding shares of our common stock for the respective trailing 12-month periods. The offer to repurchase shares allowed our stockholders to sell their shares back to us at a price equal to the most recently determined NAV per share of our common stock immediately prior to the date of repurchase. During the three months ended September 30, 2026, we did not offer to, and did not, repurchase any shares of our outstanding common stock. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 9” for details on share repurchases.

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

Recent Developments

Partial Redemption of the Unsecured Note

On October 5, 2026, we caused a notice to be issued to the holder of the Unsecured Note regarding the exercise of our option to partially redeem $4,000,000 of the outstanding Unsecured Note on October 15, 2026.

Plan of Sale and Dissolution Approval

On October 6, 2026, the Plan of Sale and Dissolution was approved by stockholders at the Annual Meeting.

Partial Redemption of the Unsecured Note

On October 27, 2026, we caused a notice to be issued to the holder of the Unsecured Note regarding the exercise of our option to partially redeem $2,000,000 of the outstanding Unsecured Note on November 6, 2026.

Declaration of Distribution

On October 28, 2026, the Board declared a distribution of $0.01 per common share, which will be paid on January 15, 2027 to stockholders of record on October 28, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, activity in South America, interest rate changes and elevated inflation rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, instability in the U.S. and international banking systems and the risk of recession and the impact of the prolonged shutdown of U.S. government services have introduced significant volatility in the financial markets, and the effects of this volatility have impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on March 13, 2026.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of most portfolio investments without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate significantly from period-to-period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the nine months ended September 30, 2026 for more information relating to our investment valuation.

Interest Rate Risk

As of September 30, 2026, 97% of our total debt investments at fair value bore interest at floating interest rates and contained interest rate reset provisions that adjust applicable interest rates to current market rates on a periodic basis. The aggregate net 150 basis point reductions in the U.S. Federal Reserve target federal funds rate enacted from September 2024 through September 2026 resulted in our variable rate debt investments generating less interest income. Changes in interest rates, including the recent interest rate increase of 25 basis points by the U.S. Federal Reserve on September 16, 2026, may impact our results of operations, cost of funding and the valuation of our investments. Increases in interest rates will generally increase interest income on our floating-rate investments and may increase our net investment income. However, the extent of any increase in net investment income would depend on various factors, including changes in our operating expenses.

As of September 30, 2026, our outstanding Unsecured Note comprised 100% of our outstanding debt. Our Unsecured Note bears interest at a fixed rate, which may result in net interest margin expansion in a period of increasing interest rates.

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates as of September 30, 2026. As of September 30, 2026, 1-month and 3-month SOFR were 3.91% and 4.08%, respectively. Assuming that the interim, unaudited Statement of Assets and Liabilities as of September 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Basis point increase	Interest income	Interest expense	Net change
25	$26,429	$—	$26,429
50	45,524	—	45,524
75	64,619	—	64,619
100	83,714	—	83,714
125	102,808	—	102,808

Basis point decrease	Interest income	Interest expense	Net change
25	$(11,761)	$—	$(11,761)
50	(30,855)	—	(30,855)
75	(49,950)	—	(49,950)
100	(69,045)	—	(69,045)
125	(88,140)	—	(88,140)

Although we believe that the foregoing analysis is indicative of our net interest margin sensitivity to interest rate changes as of September 30, 2026, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, that could affect net increase (decrease) in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the table above.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2026, we, OFS Advisor and OFS Services are not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, OFS Advisor or OFS Services. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

Our estimated range of liquidating distributions of approximately $3.05 to $3.55 per share is based on assumptions and judgments as of September 30, 2026 and does not reflect the actual amount that our stockholders will receive. The actual amount distributed will depend on the proceeds realized from the disposition of our portfolio investments, the amount of our liabilities and the costs of the wind down process, each of which may differ materially from current expectations. This estimate is based on assumptions regarding portfolio liquidation values and wind down costs and is subject to uncertainty. As a result, both the amount and timing of any liquidating distributions may differ materially from this estimate.

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

A substantial portion of our portfolio consists of private, illiquid debt and equity investments in middle-market companies, as well as CLO equity securities, for which there is generally no established secondary market. The absence of an active market for these investments means that realizations depend on negotiated transactions with third parties, which may take longer to execute and may involve pricing concessions or other terms less favorable than those assumed in our estimates and relative to fair value.

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

Insufficient cash flows may impair our ability to service our debt obligations, including under our unsecured note.

Any default under the agreements governing our indebtedness, including under our unsecured note, of which, $3.5 million is outstanding, that is not waived could make us unable to pay principal, premium, if any, and interest on our other debt obligations. If we do not generate sufficient cash flow from operations and portfolio realizations, we may be unable to meet required payments or comply with covenants under these agreements. If we were to default on any payment or other obligations under our unsecured note, we are subject to acceleration on-demand clauses, which could require us to sell assets at inopportune times and amounts.

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

Our estimated range of liquidating distributions was determined as of September 30, 2026 and reflects assumptions as of that date. Subsequent changes in market conditions, interest rates, portfolio performance or other factors may cause realizations to differ from those assumptions. This estimate is based on assumptions regarding portfolio liquidation values and wind down costs and is subject to uncertainty. Actual amounts and timing of any liquidating distributions will depend on factors including market conditions at the time of sale and the amount of liabilities to be satisfied or reserved, and may differ materially from this estimate. The amount ultimately distributed to our stockholders could be less than our estimated amounts.

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

We have estimated the amounts necessary to implement the Plan of Sale and Dissolution, including the costs of portfolio realization, debt repayment, wind down administration and ongoing operating expenses. However, these estimates may prove to be insufficient, and we may require additional liquidity to fund our obligations and effectively complete the wind down. For example, if the realization of our portfolio investments takes longer than anticipated, we may continue to incur operating expenses, debt service costs, and administrative expenses for an extended period, which could reduce the net proceeds available for distribution to stockholders. In addition, the requirement to repay the unsecured note at its scheduled maturity on November 27, 2026 may create near-term liquidity demands that are not fully covered by portfolio realization proceeds available at that time. Our ability to access additional liquidity during the wind down process will be constrained by the declining asset base of the Company, the illiquid nature of our portfolio investments, and the restrictions imposed by our existing debt agreements. If we are unable to generate sufficient liquidity from the realization of our portfolio to meet our obligations, we may be required to dispose of investments at disadvantageous times or prices, which could materially reduce the amounts available for distribution to our stockholders.

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

Although it is anticipated that we will distribute our net assets to stockholders as soon as practicable, illiquid securities for which no market exists or securities trading at depressed prices, if any, may be placed in a liquidating trust. Securities placed in a liquidating trust may be held for an indefinite period of time, potentially several years or longer, until they can be sold or pay out all of their cash flows. During such time, the stockholders will be exposed to the risks associated with the Company and the value of their interest in the Liquidating Trust will fluctuate with the value of the Liquidating Trust’s remaining assets. Additionally, the tax treatment of the Liquidating Trust may differ from the tax treatment applicable to the Company.

Pursuing the Plan of Sale and Dissolution may cause us to lose our RIC tax treatment, which would significantly reduce the amount of our liquidating distributions.

Historically, we have elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code, but in pursuing the Plan of Sale and Dissolution, we may be unable to maintain our RIC status. As a RIC, we are not subject to U.S. federal income tax imposed at corporate rates on our income and capital gains that we timely distribute, or that we are deemed to distribute, to our stockholders. To maintain RIC status under the Code, we must, among other things, meet certain source-of-income, asset diversification and distribution requirements. The source-of-income requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities or foreign currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership”. The asset diversification requirement will be satisfied if we meet certain asset composition requirements at the end of each calendar quarter. Maintaining required asset diversification requirements becomes more challenging as the portfolio size is reduced. In addition, in order to qualify as a RIC, we generally must distribute to our stockholders, for each taxable year, at least 90% of our ICTI, which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss (the “Annual Distribution Requirement”).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities, Use of Proceeds

During the three months ended September 30, 2026, we did not sell any shares of our common stock.

Because shares of our common stock have been acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our common stock may not be sold, transferred, assigned, pledged or otherwise disposed of unless: (i) the transferor provides OFS Advisor with at least 10 days written notice of the transfer; (ii) the transfer is made in accordance with applicable securities laws; and (iii) the transferee agrees in writing to be bound by these restrictions and the other restrictions imposed on the common stock and to execute such other instruments or certifications as are reasonably required by us. Accordingly, an investor must be willing to bear the economic risk of investment in the common stock until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the common shares may be made except by registration of the transfer on our books.

Issuer Purchases of Equity Securities

Since November 2018, the Board has approved quarterly tender offers to purchase shares of our outstanding common stock. For the period from November 2019 through December 31, 2025, we conducted quarterly tender offers to purchase, in each case, 2.5% of the weighted average number of shares of the outstanding common stock for the trailing 12-month period. For the three months ended March 31, 2026 and June 30, 2026, the Board approved offers to purchase 1.0% of the weighted average number of outstanding shares of our common stock for the respective trailing 12-month periods. The offer to repurchase shares allowed our stockholders to sell their shares back to us at a price equal to the most recently determined NAV per share of our common stock immediately prior to the date of repurchase.

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

During the three months ended September 30, 2026, we did not repurchase any shares of our outstanding common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
Not applicable.
(b)
Not applicable.
(c)
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q

2.1	Plan of Sale and Dissolution	8-K (814-01185)	July 24, 2026
3.1	Certificate of Incorporation of Hancock Park Corporate Income, Inc.	Form 10-12G (000-55552)	December 21, 2015
3.2	Form of Articles of Amendment and Restatement of Hancock Park Corporate Income, Inc.	Form 10-12G/A (000-55552)	February 8, 2016
3.3	First Amended and Restated Bylaws of Hancock Park Corporate Income, Inc.	8-K (814-01185)	August 24, 2017
10.1	Amendment No. 2 to the Note Purchase Agreement by and between Hancock Park Corporate Income, Inc. and the Purchaser party thereto, dated July 22, 2026	8-K (814-01185)	July 24, 2026
14.1	Joint Code of Ethics of Hancock Park Corporate Income, Inc. and OFS Advisor			*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document			*
101.SCH	Cover Page Interactive Data File (embedded within the Inline XBRL document)			*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			*

* Filed herewith.

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 6, 2026	HANCOCK PARK CORPORATE INCOME, INC.

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Kyle Spina
	Name:	Kyle Spina
	Title:	Chief Financial Officer